Form 10-Q
period 2012-09-30
Susser Petroleum Partners LP
filed 2012-11-14
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35653
SUSSER PETROLEUM PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	30-0740483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
555 East Airtex Drive
Houston, TX 77073
(Address of principal executive offices)
(832) 234-3600
(Registrant’s telephone number, including area code)
N/A
(Former Name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had 10,939,436 common units and 10,939,436 subordinated units outstanding at November 9, 2012.

SUSSER PETROLEUM PARTNERS LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Susser Petroleum Partners LP
Consolidated Balance Sheets

	December 31, 2011	September 30, 2012
	Predecessor	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$240	$14,810
Marketable securities	—	180,677
Accounts receivable, net of allowance for doubtful accounts of $167 at December 31, 2011, and $0 at September 30, 2012	31,760	17,164
Receivables from affiliates	106,553	21,025
Inventories, net	7,023	2,834
Other current assets	1,836	3
Total current assets	147,412	236,513
Property and equipment, net	39,049	34,217
Other assets:
Goodwill	20,661	12,936
Intangible assets, net	23,309	23,242
Other noncurrent assets	885	277
Total assets	$231,316	$307,185
Liabilities and unitholder's equity
Current liabilities:
Accounts payable	$98,316	$51,751
Accrued expenses and other current liabilities	8,010	2,369
Current maturities of long-term debt	22	23
Total current liabilities	106,348	54,143
Long-term debt	1,098	181,747
Deferred tax liability, long-term portion	2,595	—
Other noncurrent liabilities	5,462	2,645
Total liabilities	115,503	238,535
Commitments and contingencies:
Unitholders' equity:
Susser Petroleum Partners LP unitholders' equity:
Predecessor equity	115,813	—
Common unitholders - public (10,925,000 units issued and outstanding)	—	206,320
Common unitholders - affiliated (14,436 units issued and outstanding)	—	(183)
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding)	—	(137,487)
Total unitholders' equity	115,813	68,650
Total liabilities and unitholders' equity	$231,316	$307,185

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	Predecessor		Predecessor
	(dollars in thousands, except unit and per unit amounts)
Revenues:
Motor fuel sales to third parties	$397,200	$458,816	$1,145,631	$1,364,361
Motor fuel sales to affiliates	590,538	647,301	1,699,206	1,894,471
Rental income	1,367	1,359	4,101	4,078
Other income	2,758	2,140	6,001	5,871
Total revenues	991,863	1,109,616	2,854,939	3,268,781
Cost of sales:
Motor fuel cost of sales to third parties	389,479	449,486	1,121,622	1,336,351
Motor fuel cost of sales to affiliates	590,538	646,832	1,699,206	1,894,000
Other	310	469	1,552	1,539
Total cost of sales	980,327	1,096,787	2,822,380	3,231,890
Gross profit	11,536	12,829	32,559	36,891
Operating expenses:
General and administrative	2,573	3,035	7,699	8,836
Other operating	1,315	1,036	3,806	4,675
Rent	1,096	1,078	3,271	3,258
Loss on disposal of assets	70	194	213	229
Depreciation, amortization and accretion	1,480	2,016	3,963	5,793
Total operating expenses	6,534	7,359	18,952	22,791
Income from operations	5,002	5,470	13,607	14,100
Interest expense, net	(87)	(113)	(246)	(293)
Income before income taxes	4,915	5,357	13,361	13,807
Income tax expense	(1,778)	(1,739)	(4,837)	(4,813)
Net income and comprehensive income	$3,137	$3,618	$8,524	$8,994

Less: Predecessor income prior to initial public offering on September 25, 2012	3,044	8,420
Limited partners' interest in net income subsequent to initial public offering	$574	$574

Net income per limited partner unit:
Common	$0.03	$0.03
Subordinated	$0.03	$0.03

Limited partner units outstanding:
Common units - public	10,925,000	10,925,000
Common units - affiliated	14,436	14,436
Subordinated units - affiliated	10,939,436	10,939,436

Cash distribution per unit	$0.0285	$0.0285
See accompanying notes

Susser Petroleum Partners LP
Consolidated Statement of Cash Flows
Unaudited

	Nine Months Ended
	September 30, 2011	September 30, 2012
	Predecessor
	(in thousands)
Cash flows from operating activities:
Net income	$8,524	$8,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,963	5,793
Amortization of deferred financing fees	—	6
Loss on disposal of assets and impairment charge	213	229
Non-cash stock based compensation	—	6
Deferred income tax	547	2,276
Changes in operating assets and liabilities:
Accounts receivable	(15,618)	(41,630)
Accounts receivable from affiliates	(7,782)	2,962
Inventories	(2,910)	(7,693)
Other assets	1,502	428
Accounts payable	16,490	56,062
Accrued liabilities	(2,750)	(1,004)
Other noncurrent liabilities	(378)	(517)
Net cash provided by operating activities	1,801	25,912
Cash flows from investing activities:
Capital expenditures	(4,839)	(8,833)
Purchase of intangibles	(1,571)	(1,021)
Purchase of short-term investments	—	(259,654)
Redemption of short-term investments	—	78,976
Proceeds from disposal of property and equipment	46	754
Net cash used in investing activities	(6,364)	(189,778)
Cash flows from financing activities:
Change in notes receivable	186	32
Proceeds from issuance of long-term debt	—	180,666
Loan origination costs	—	(1,891)
Proceeds from issuance of common units, net of offering costs	—	206,030
Distributions to Parent	—	(206,030)
Predecessor cash retained by Parent	—	(354)
Payments on long-term debt	(16)	(17)
Net cash provided by financing activities	170	178,436
Net increase (decrease) in cash	(4,393)	14,570
Cash and cash equivalents at beginning of year	4,749	240
Cash and cash equivalents at end of period	$356	$14,810
Supplemental disclosure of non-cash activities:
Contribution of net assets from Parent	$—	$68,070
See accompanying notes

Susser Petroleum Partners LP
Notes to Consolidated Financial Statements
Unaudited

1.	Organization and Principles of Consolidation
The consolidated financial statements are composed of Susser Petroleum Partners LP (the "Partnership", "SUSP", "we", "us" or "our"), a Delaware limited partnership, and its consolidated subsidiaries, which distribute motor fuels in Texas, New Mexico, Oklahoma and Louisiana. SUSP was formed in June 2012 by Susser Holdings Corporation (“SUSS” or the “Parent”) and its wholly owned subsidiary, Susser Petroleum Partners GP LLC, our general partner. On September 25, 2012, we completed our initial public offering (“IPO”) of 10,925,000 common units (including 1,425,000 common units issued pursuant to the exercise of the underwriters' over-allotment option), representing limited partner interests.
The information presented in this Quarterly Report on Form 10-Q contains the unaudited consolidated financial results of Susser Petroleum Company LLC (“Predecessor”), our predecessor for accounting purposes, for periods presented through September 24, 2012. The consolidated financial results for the three and nine months ended September 30, 2012 also include the results of operations for SUSP for the period beginning September 25, 2012, the date the Partnership commenced operations. The balance sheet as of September 30, 2012 presents solely the consolidated financial position of the Partnership.
In connection with the IPO, SUSS contributed substantially all of the Predecessor's motor fuel distribution business to the Partnership, other than its motor fuel consignment business and transportation assets. All of the contributed Predecessor assets and liabilities were recorded at historical cost as this transaction was considered to be a reorganization of entities under common control.
The consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. The Partnership operates in one operating segment, with primary operations conducted by the following consolidated wholly owned subsidiaries:

•
Susser Petroleum Operating Company (“SPOC”), a Delaware limited liability company, distributes motor fuel to SUSS' retail and consignment locations, as well as third party customers in Texas, New Mexico, Oklahoma and Louisiana.

•	T&C Wholesale LLC ("TCW"), a Texas limited liability company, distributes motor fuels, propane and lubricating oils, primarily in Texas.

•	Susser Petroleum Property Company LLC (“Propco”), a Delaware limited liability company, formed to own and lease convenience store properties.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Partnership and our Predecessor, and all amounts at September 30, 2012 and for the three and nine months ended September 30, 2011 and September 30, 2012 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.
The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements of our Predecessor and notes thereto included in our prospectus dated September 19, 2012 as filed with the SEC on September 21, 2012.
All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the accompanying unaudited consolidated financial statements, the Partnership has reviewed as determined necessary by our management, events that have occurred after September 30, 2012, up until the issuance of these financial statements.

2.	Initial Public Offering

On September 20, 2012, the Partnership’s public common units began trading on the New York Stock Exchange under the symbol “SUSP”. On September 25, 2012, we completed the IPO of 10,925,000 common units at a price of $20.50 per unit, which included a 1,425,000 unit over-allotment option that was exercised by the underwriters.
All of our net property and equipment was contributed by SUSS and its subsidiaries in exchange for:

•	14,436 common units and 10,939,436 subordinated units, representing an aggregate 50.1% limited partner interest in SUSP;

•	All of the incentive distribution rights (as discussed in SUSP's partnership agreement); and

•	An aggregate cash distribution of $206.0 million.
We received net proceeds of $206.0 million from the sale of 10,925,000 units, net of related offering expenses. Additionally, we entered into a term loan and security agreement (“SUSP Term Loan”) in which we borrowed $180.7 million and a $250.0 million revolving credit agreement (“SUSP Revolver”), which are guaranteed by SUSS in a maximum aggregate amount of $180.7 million. See Note 8 for additional information regarding our credit and term loan facilities.
The following table is a reconciliation of cash proceeds from the IPO (in millions):

Gross proceeds	$224
Less: Underwriting and structuring fees and other offering expenses	(18)
Proceeds from the IPO, net of offering costs	206
Reimbursement to SUSS for capital expenditures during prior 24 months	(25)
Investment in marketable securities	(181)
Net use of IPO proceeds	$(206)
Term loan proceeds	$181
Proceeds of term loan distributed to SUSS	$(181)

The following is a summary of net income for the three and nine months ended September 30, 2012 disaggregated between Predecessor and the Partnership:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Three Months Ended September 30, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Revenues	$1,039,257	$70,359	$1,109,616
Cost of sales	1,027,325	69,462	1,096,787
Gross profit	11,932	897	12,829
Total operating expenses	7,064	295	7,359
Income from operations	4,868	602	5,470
Interest expense, net	(89)	(24)	(113)
Income before income taxes	4,779	578	5,357
Income tax expense	(1,735)	(4)	(1,739)
Net income	$3,044	$574	$3,618

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Nine Months Ended September 30, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Revenues	$3,198,422	$70,359	$3,268,781
Cost of sales	3,162,428	69,462	3,231,890
Gross profit	35,994	897	36,891
Total operating expenses	22,496	295	22,791
Income from operations	13,498	602	14,100
Interest expense, net	(269)	(24)	(293)
Income before income taxes	13,229	578	13,807
Income tax expense	(4,809)	(4)	(4,813)
Net income	$8,420	$574	$8,994

The following is a summary of cash flow for the nine months ended September 30, 2012 disaggregated between Predecessor and the Partnership:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Nine Months Ended September 30, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$9,151	$16,761	$25,912
Cash flows from investing activities:
Purchase of intangibles and capital expenditures	(9,806)	(48)	(9,854)
Purchase of short-term investments	—	(259,654)	(259,654)
Redemption of short-term investments	—	78,976	78,976
Proceeds from disposal of property and equipment	754	—	754
Net cash used in investing activities	(9,052)	(180,726)	(189,778)
Cash flows from financing activities:
Change in notes receivable	32	—	32
Proceeds from issuance of long-term debt	—	180,666	180,666
Loan origination costs		(1,891)	(1,891)
Proceeds from issuance of common units, net of offering costs	—	206,030	206,030
Distributions to Parent	—	(206,030)	(206,030)
Predecessor cash retained by Parent	(354)	—	(354)
Payments on long-term debt	(17)	—	(17)
Net cash provided by (used in) financing activities	(339)	178,775	178,436
Net increase (decrease) in cash	(240)	14,810	14,570
Cash and cash equivalents at beginning of year	240	—	240
Cash and cash equivalents at end of period	$—	$14,810	$14,810

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less, but excluding debt or equity securities classified as marketable securities.

Marketable Securities

Debt or equity securities should be classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The Partnership's investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. (See Note 8 for more information concerning fair value measurements) The maturity dates range from October 1, 2012 to March 22, 2013 and are classified on the Partnership's balance sheet in current assets. Included in the marketable securities classification on the Consolidated Balance Sheets are approximately $12 million in money market funds. The carrying value of these approximates fair value and are measured using Level 1 inputs.

Accounts Receivable

The majority of the trade receivables are from wholesale fuel customers. Credit is extended based on evaluation of the customer's financial condition. Receivables are recorded at face value, without interest or discount. The Partnership provides an allowance for doubtful accounts based on historical experience and on a specific identification basis. Credit losses are recorded when accounts are deemed uncollectible.

Receivables from affiliates have risen from transactions with non-consolidated affiliates and include the sale of fuel and settling of credit cards to SUSS and other miscellaneous transactions with SUSS. Predecessor receivables from affiliates also included the concentration of excess cash to SUSS. These receivables are recorded at face value, without interest or discount.

Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination are recorded at fair value as of the date acquired. Acquired intangibles determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of Accounting Standards Codification 350 “Intangibles - Goodwill and Other” (ASC 350), and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of the fiscal year.

The Financial Accounting Standards Board issued Accounting Standards Update 2011-08 (ASU 2011-08), which provides that qualitative factors are first assessed to determine whether it is necessary to perform the two-step goodwill impairment test. The Partnership used these qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.

During the IPO, an independent valuation of the assets to be contributed to the Partnership was obtained which indicated the value of the goodwill was in excess of the carrying value. Based on this and other qualitative factors, the Partnership determined that it is more likely than not that the goodwill had a fair value which exceeded the carrying value. Some of the qualitative factors considered in applying this test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, the overall financial performance of the business and the performance of the unit price of the Partnership.

If qualitative factors were not deemed sufficient to conclude that the fair value of goodwill more likely than not exceeded the carrying value of goodwill, then the two-step approach would be applied in making an evaluation. In step one, multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis) would be used. The computations require management to make significant estimates and assumptions.  Critical estimates and assumptions that are used as part of these evaluations would include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions. A discounted cash flow analysis requires management to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates.

If after assessing the totality of events or circumstances an entity determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount then performing the two-step test is unnecessary.

If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Partnership's “implied fair value” requires the Partnership to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

Earnings Per Unit

In addition to the common and subordinated units, we have identified the incentive distribution rights ("IDRs") as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units.

Prior to September 25, 2012, we were wholly owned by SUSS and, accordingly, we did not calculate or report earnings per unit.

Comprehensive Income

We account for comprehensive income in accordance with ASC 220, "Comprehensive Income," which established standards for the reporting and presentation of comprehensive income in the consolidated financial statements. We had no transactions which affect comprehensive income and, accordingly, comprehensive income equals net income for all periods presented.

Stock-based Compensation

Certain employees supporting our Predecessor's operations were historically granted long-term incentive compensation awards under the SUSS stock-based compensation programs, which primarily consist of stock options and restricted common stock. Our Predecessor was allocated expenses for stock-based compensation costs, which are included in general and administrative expenses. The allocated expense was $0.2 million and $0.2 million for the three months ended September 30, 2011 and September 30, 2012, respectively and $0.6 million and $0.8 million for the nine months ended September 30, 2011 and September 30, 2012, respectively.

In connection with our IPO, our general partner adopted the Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (“2012 LTIP"), under which various types of awards may be granted to employees, consultants and directors of our general partner who provide services for us. We amortize the grant-date fair value of these awards over the vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses.

Income Tax

We are subject to the Texas franchise tax that is based on our Texas sourced taxable margin. We are organized as a pass-through for federal income tax purposes. As a result, our partners are responsible for federal income taxes based on their respective share of taxable income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

Pursuant to ASC 740 “Income Taxes” (ASC 740), the Predecessor recognized deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Predecessor recognized the impact of a tax position in the financial statements, if that position is not more likely than not of being sustained, based on the technical merits of the position. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

New Accounting Pronouncements

FASB ASU No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820—Fair Value Measurement)." This guidance amends ASC 820 on fair value measurements and disclosures to (1) clarify the board's intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle for measuring fair value, and (3) add disclosure requirements concerning the measurement uncertainty of Level 3 measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amended guidance did not have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income (ASC 220—Comprehensive Income)." This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). In December 2011, the FASB issued ASU No. 2011-12, which deferred certain aspects of ASU No. 2011-05. Our Predecessor adopted this accounting standard in the first quarter of Fiscal 2012. This standard affects presentation and disclosure, and therefore will not affect our consolidated financial position, results of operations or cash flows.

FASB ASU No. 2011-08. In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (ASC 350-20—Goodwill): Testing Goodwill for Impairment." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our Predecessor adopted ASU No. 2011-08 during the fourth quarter of fiscal 2011 and used it to perform the annual goodwill impairment test. This amendment affects testing steps only, and therefore adoption did not affect our consolidated financial position, results of operations or cash flows.

FASB ASU No. 2012-02. In July 2012, the FASB issued ASU No. 2012-02, "Intangibles—Goodwill and Other." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will affect our impairment steps only but will not have an affect on our results of operations, cash flows or related disclosures.

4.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	December 31, 2011	September 30, 2012
	Predecessor
	(in thousands)
Accounts receivable, trade	$30,963	$16,962
Receivable from state reimbursement funds	61	—
Other receivables	903	202
Allowance for uncollectible accounts, trade	(153)	—
Allowance for uncollectible accounts, environmental	(14)	—
Accounts receivable, net	$31,760	$17,164
Accounts receivable from affiliates are $106.6 million and $21.0 million as of December 31, 2011 and September 30, 2012, respectively. For additional information regarding our affiliated receivables, see Note 15.

5.	Inventories

Inventories consisted of the following:

	December 31, 2011	September 30, 2012
	Predecessor
	(in thousands)
Fuel-consignment and dealers	$3,538	$1,581
Fuel-wholesale and bulk	2,947	397
Other	538	856
Inventories, net	$7,023	$2,834

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	September 30, 2012
	Predecessor
	(in thousands)
Land	$19,552	$24,696
Buildings and leasehold improvements	8,315	8,737
Equipment	27,943	5,549
Construction in progress	1,116	2,308
Total property and equipment	56,926	41,290
Less: Accumulated depreciation	(17,877)	(7,073)
Property and equipment, net	$39,049	$34,217

7.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 31, 2011 and September 30, 2012, we had $20.7 million and $12.9 million of goodwill, respectively, recorded in conjunction with past business combinations. The 2011 impairment analysis indicated no impairment in goodwill. As of September 30, 2012, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the third quarter of 2012, and we believe the assumptions used in the analysis performed in 2011 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first nine months of 2012.

The following table reflects goodwill balances and activity for the nine months ended September 30, 2012:

	September 30, 2012
	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Total
	(in thousands)
Balance at December 31, 2011	$20,661	$—	$20,661
Goodwill contributed to the Partnership	(12,936)	12,936	—
Goodwill retained by Parent	(7,725)	—	(7,725)
Balance at September 30, 2012	$—	$12,936	$12,936

The Partnership has finite-lived intangible assets recorded that are amortized. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, and customer intangibles all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. Supply agreements are being amortized over an weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately eleven years. Customer intangibles are being amortized over a weighted average period of fourteen years.
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 31, 2011 and September 30, 2012:

	December 31, 2011			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	Predecessor
	(in thousands)
Amortized
Supply agreements	$29,654	$6,432	$23,222	$28,386	$7,807	$20,579
(Unfavorable) favorable leasehold arrangements, net	(950)	(391)	(559)	236	36	200
Loan origination costs	—	—	—	1,891	6	1,885
Other	690	44	646	690	112	578
Intangible assets, net	$29,394	$6,085	$23,309	$31,203	$7,961	$23,242

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2011	September 30, 2012
	Predecessor
	(in thousands)
Term loan, bearing interest at Prime or LIBOR plus an applicable margin	$—	$180,666
SUSP Revolver, bearing interest at Prime or LIBOR plus an applicable margin	—	—
Notes payable, bearing interest at 6%	1,120	1,104
Total debt	1,120	181,770
Less: Current maturities	22	23
Long-term debt, net of current maturities	$1,098	$181,747
Term Loan and Security Agreement
On September 25, 2012, in connection with the IPO, we entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “Term Loan”).  Borrowings under the Term Loan will bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At September 30, 2012, the interest rate on the Term Loan was 0.47%.
In order to reduce the interest rate on the SUSP Term Loan, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).

Revolving Credit Agreement

On September 25, 2012, in connection with the IPO, we entered into a revolving credit agreement with a syndicate of banks, including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “SUSP Revolver”). The SUSP Revolver is a $250 million revolving credit facility, expiring September 25, 2017. The facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $100 million.  Borrowings under the revolving credit facility will bear interest at a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or LIBOR, in each case plus an applicable margin ranging from 2.00% to 3.25%, in the case of a LIBOR loan, or from 1.00% to 2.25%, in the case of a base rate loan (determined with reference to our consolidated total leverage ratio). In addition, the unused portion of our revolving credit facility will be subject to a commitment fee ranging from 0.375% to 0.50%, based on our consolidated total leverage ratio.
The SUSP Revolver requires us to maintain a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00, and a consolidated total leverage ratio of not more than 4.50 to 1.00, subject to certain adjustments. Indebtedness under the SUSP Revolver is secured by a security interest in, among other things, all of our present and future personal property and all of the personal property of our guarantors, the capital stock of our subsidiaries, and any intercompany debt. Additionally, if our consolidated total leverage ratio exceeds 3.00 to 1.00 at the end of any fiscal quarter, we will be required, upon request of the lenders, to grant mortgage liens on all real property owned by the Partnership and its subsidiary guarantors. We had no borrowings under the SUSP Revolver at the end of the quarter, and were in compliance with all covenants.
As of September 30, 2012, there were no outstanding borrowings under the SUSP Revolver and $12.8 million in standby letters of credit. The unused availability on the SUSP Revolver at September 30, 2012 was $237.2 million. SUSP was in compliance with all covenants.
Guaranty by SUSS of SUSP Term Loan and SUSP Revolver
SUSS entered into a Guaranty of Collection (the “Guaranty”) in connection with the SUSP Term loan and the SUSP Revolver. Pursuant to the Guaranty, SUSS guarantees the collection of (i) the principal amount outstanding under the SUSP Term Loan and (ii) the SUSP Revolver. SUSS' obligation under the Guaranty is limited to $180.7 million. SUSS is not required to make payments under the Guaranty unless and until (a) SUSP has failed to make a payment on a the SUSP Term Loan or SUSP Revolver, (b) the obligations under such facilities have been accelerated, (c) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, have been exhausted and (d) the applicable lenders have failed to collect the full amount owing on such facilities. In addition, SUSS  entered into a Reimbursement Agreement with Propco, whereby SUSS is obligated to reimburse Propco for any amounts paid by Propco under the guaranty of the SUSP Revolver executed by SUSP's subsidiaries.  SUSS' exposure under this reimbursement agreement is limited, when aggregated with its obligation under the Guaranty, to $180.7 million.
Other Debt
In August 2010 our Predecessor entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at September 30, 2012 and December 31, 2011 was $1.1 million and $1.1 million, respectively. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of September 30, 2012, is estimated to be approximately $180.7 million, based on the par value of the Term Loan and an analysis of the net present value of remaining payments on the notes payable rate at a rate calculated off U.S. Treasury Securities.
Fair Value Measurements
We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, equipment, intangible assets and goodwill. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs is used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

ASC 820 “Fair Value Measurements and Disclosures” prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
The Partnership periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 31, 2011, our Predecessor held fuel futures contracts with a fair value of ($12,800) (16 contracts representing 0.6 million gallons). At September 30, 2012, the Partnership did not hold any fuel futures contracts. Our Predecessor recognized a gain during the first nine months of 2011 and 2012 related to these contracts of $0.7 million and $0.8 million, respectively. Our Predecessor recognized a gain/(loss) during the third quarter 2011 and 2012 related to these contracts of ($0.3) million and $0.8 million, respectively. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory. We are not using hedge accounting with regards to these contracts.

9.	Commitments and Contingencies

Leases
The Partnership leases certain convenience store and other properties under non-cancellable operating leases whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is typically expensed on a straight-line basis over the term of the lease. We typically are responsible for payment of real estate taxes, maintenance expenses and insurance. These properties are primarily sublet to third parties.

The components of net rent expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	Predecessor		Predecessor
	(in thousands)
Store base rent	$931	$947	$2,799	$2,820
Equipment rent	165	131	472	438
Net rent expense	$1,096	$1,078	$3,271	$3,258

Equipment rent consists primarily of store equipment and vehicles.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	Predecessor		Predecessor
	(in thousands)
Cash interest expense	$107	$136	$313	$355
Amortization of loan costs	—	6	—	6
Cash interest income	(20)	(29)	(67)	(68)
Interest expense, net	$87	$113	$246	$293

11.	Income Tax
As we are a pass-through entity for federal income tax purposes, we are not subject to state and federal income tax. Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”), as we are subject to this tax.
The Predecessor was subject to income tax and was included in the consolidated income tax returns of SUSS. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss.

12.	Equity
As of September 30, 2012, SUSS owned 14,436 common units and 10,939,436 subordinated units, which together constitute a 50.1% ownership interest in us. We issued 10,925,000 common units to the public in connection with our IPO. The summarized changes in the carrying amount of our equity are as follows (in thousands):

		Partnership
	Susser Petroleum Company LLC Predecessor	Common - Public	Common - Affiliates	Subordinated - Affiliates	Total
Balance at December 31, 2011	$115,813	$—	$—	$—	$115,813
Predecessor income through September 24, 2012	8,420	—	—	—	8,420
Balance at September 25, 2012 (date of the IPO)	$124,233	$—	$—	$—	$124,233
Net liabilities not assumed by SUSP	(56,163)	—	—	—	(56,163)
Allocation of net Parent investment to unitholders	(68,070)	—	90	67,980	—
Proceeds from initial public offering, net of underwriters' discount	—	210,647	—	—	210,647
Offering costs	—	(4,617)	—	—	(4,617)
Cash distributions	—	—	(273)	(205,757)	(206,030)
Non-cash stock based compensation	—	3	—	3	6
Partnership earnings September 25 through September 30, 2012	—	287	—	287	574
Balance at September 30, 2012	$—	$206,320	$(183)	$(137,487)	$68,650

Allocations of Net Income. Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to SUSS.
The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Unit - Common Units
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Distributions (a)	$312	$312
Undistributed earnings	(25)	(25)
Limited partners' interest in net income subsequent to initial public offering	$287	$287

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Unit - Subordinated Units
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Distributions (a)	$312	$312
Undistributed earnings	(25)	(25)
Limited partners' interest in net income subsequent to initial public offering	$287	$287

(a) Distributions declared per unit	$0.0285	$0.0285

Incentive Distribution Rights. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and SUSS (in its capacity as the holder of our IDRs) based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of SUSS and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount”. The percentage interests shown for our unitholders and SUSS for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for SUSS assume that there are no arrearages on common units and that SUSS continues to own all of the IDRs.

		Marginal percentage interest in distributions
	Total quarterly distribution per unit target amount	Unitholders	SUSS
Minimum Quarterly Distribution	$0.4375	100%	—
First Target Distribution	Above $0.4375 up to $0.503125	100%	—
Second Target Distribution	Above $0.503125 up to $0.546875	85%	15%
Third Target Distribution	Above $0.546875 up to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. In accordance with our partnership agreement, on November 5, 2012, we declared a quarterly cash distribution totaling $624 thousand, or $0.0285 per unit. The quarterly cash distribution for the three months ended September 30, 2012 was calculated as the minimum quarterly cash distribution of $0.4375 prorated for the period beginning September 25, 2012, the date SUSP commenced operations. This distribution will be paid on November 29, 2012 to unitholders of record on November 19, 2012. There were no distributions declared or paid prior to this distribution.

13.	Equity-Based Compensation
Unit-based compensation expense related to the Partnership and stock-based compensation expense allocated to our Predecessor that was included in our condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	2011	2012	2011	2012
	Predecessor		Predecessor
Phantom common units	$—	$6	$—	$6
Predecessor allocated expense	206	241	587	810
Total equity-based compensation expense	$206	$247	$587	$816

Phantom Common Unit Awards. During the quarter, our general partner issued a total of 32,500 phantom unit awards to certain directors and employees under the 2012 LTIP in connection with the closing of the IPO. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a three-year period and employee awards vest ratably over a five-year service period. Total unrecognized compensation cost related to our nonvested phantom units totaled $0.7 million as of September 30, 2012, which is expected to be recognized over a weighted-average period of 3 years. The fair value of nonvested service phantom units outstanding as of September 30, 2012, totaled $0.8 million.
A summary of our phantom unit award activity for the nine months ended September 30, 2012, is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	—	—
Granted	32,500	23.09
Nonvested at September 30, 2012	32,500	23.09

14.	Net Income per Unit
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to SUSS, the holder of the IDRs, pursuant to our partnership agreement, which are declared and paid following the close of each quarter. Net income per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to September 25, 2012. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. As of September 30, 2012, the weighted-average number of units outstanding equals the total number of units outstanding.
In addition to the common and subordinated units, we have also identified the IDRs as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding. We also disclose limited partner units issued and outstanding. There have been no additional changes to the outstanding shares after the closing of the IPO.

15.	Related-Party Transactions

We entered into two long-term, fee-based commercial agreements with SUSS, summarized as follows:

•
Distribution agreement - a 10-year agreement under which we will be the exclusive distributor of motor fuel to SUSS' existing Stripes® convenience stores and independently operated consignment locations, and to all future sites purchased by SUSP pursuant to the sale and leaseback option under the Omnibus Agreement, at cost, including tax and transportation costs, plus a fixed profit margin of three cents per gallon. In addition, all future motor fuel volumes purchased by SUSS for its own account will be added to the distribution agreement pursuant to the terms of the Omnibus Agreement.

•
Transportation agreement - a 10-year transportation logistics agreement, pursuant to which SUSS will arrange for motor fuel to be delivered from our suppliers to our customers at rates consistent with those charged by SUSS to third parties for the delivery of motor fuel.

Omnibus Agreement
In addition to the commercial agreements described above, we also entered into an Omnibus Agreement with SUSS pursuant to which, among other things, we received a three-year option to purchase from SUSS up to 75 of SUSS' new or recently constructed Stripes® convenience stores at their cost and lease the stores back to them at a specified rate for a 15-year initial term, and SUSP will be the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. We also received a ten-year right to participate in acquisition opportunities with SUSS, to the extent SUSP and SUSS are able to reach an agreement on terms, and the exclusive right to distribute motor fuel to certain of SUSS' newly constructed convenience stores and independently operated consignment locations. In addition, we agreed to reimburse our general partner and its affiliates for the costs incurred in managing and operating SUSP. The Omnibus Agreement also provides for certain indemnification obligations between SUSS and SUSP.
Contribution Agreement
On September 25, 2012, in connection with the closing of the Offering, the following transactions, among others, occurred pursuant to the Contribution Agreement by and among the Partnership, the General Partner, SUSS, Stripes, Susser Holdings, L.L.C. and SPC (the “Contribution Agreement”):

•
SUSS and its restricted subsidiaries agreed to convey, assign, transfer, contribute and deliver to Susser Petroleum Operating Company LLC: (i) all of SPC's right, title, duties, obligations and interests as tenant under the certain leases and subleases, and other agreements ancillary thereto, together with all modifications, addenda and amendments thereto; (ii) all of SPC's right, title, duties, obligations and interests as landlord under the certain leases and subleases, and other agreements ancillary thereto, together with all modifications, addenda and amendments thereto; (iii) all of SPC's right, title, duties, obligations and interests under certain vendor agreements, related to, among other things, certain merchandise purchasing and promotional programs arranged with dealers and vendors, and other agreements ancillary thereto; (iv) all of SPC's right, title, duties, obligations and interests under certain marketer, distributor and supply agreements, pursuant to which, among other things, SPC purchases motor fuel from oil companies and refiners, and other agreements ancillary thereto; (v) all of SPC's right, title, duties, obligations and interests under certain fuel supply agreements, pursuant to which, among other things, SPC distributes motor fuel to convenience stores and other retail fuel outlets, and other agreements ancillary thereto; (vi) all of SUSS' or its subsidiaries' right, title and interests in certain real property owned in fee and located in Texas, together with all benefits, privileges, easements, tenements, hereditaments thereon or appertaining thereto, and any and all right, title and interest in and to adjacent roads and rights-of-way; and (vii) all of SUSS' or its subsidiaries' right, title and interests in and to certain personal property; and

•	SPC agreed to convey and contribute to Susser Petroleum Operating Company LLC all of SPC's rights, title and interest in and to all of the membership interests in T&C Wholesale;

•
SPC agreed to convey and contribute to the Partnership all of SPC's right, title and interest in and to all of the membership interests in Susser Petroleum Operating Company LLC in exchange for the conveyance and distribution by the Partnership to SUSS or its subsidiaries of: (i) 14,436 common units representing a 0.07% limited partner interest in the Partnership, all of which the Partnership agreed to convey to Stripes; (ii) 10,939,436 subordinated units representing a 50.0% limited partner interest in the Partnership, of which the Partnership agreed to convey 5,469,718 subordinated units to Stripes No. 1009 LLC ("Stripes No. 1009") and 5,469,718 subordinated units to Stripes; (iii) all of the incentive distribution rights of the Partnership (the “Incentive Distribution Rights ”); (iv) cash and (v) the right for SUSS to receive either (a) the option units, (b) a cash distribution of the proceeds if the underwriters exercise the option, or (c) a combination of both (a) and (b).

Summary of Transactions
The Partnership sells motor fuel to SUSS for resale at its Stripes® convenience stores and independently operated consignment locations. These sales are reflected in motor fuel sales to affiliates with the corresponding cost reflected in motor fuel cost of sales to affiliates. Motor fuel sales to affiliates of $45.8 million resulted in a gross profit of $0.4 million, for the six days ended September 30, 2012. Prior to September 25, 2012, we sold fuel to affiliates at a zero gross profit. Additionally, we collect credit card receipts from the motor fuel suppliers on SUSS' behalf.
SUSS charged us $0.5 million and $0.5 million for the three months ended September 30, 2011 and September 30, 2012, and $1.3 million and $1.5 million for the nine months ended September 30, 2011 and September 30, 2012 for oversight of the Partnership. Such amounts include certain expenses allocated by SUSS for general corporate services, such as finance, internal audit and legal services, which are included in general and administrative expense. These expenses were charged or allocated to the Partnership based on the nature of the expenses and our proportionate share of employee time and headcount, which management believes to be reasonable. The allocation methods used were consistently applied in all periods presented. For the periods covered by the Predecessor, rent expense was charged by SUSS on certain real estate which was in turn subleased by the Predecessor to dealers. This rent expense was $0.3 million for each of the three months ended September 30, 2011 and September 30, 2012, and $0.8 million for each of the nine months ended September 30, 2011 and September 30, 2012. All charges are recorded to an intercompany accounts receivable, which does not bear interest. The balance in accounts receivable with affiliates was $106.6 million and $21.0 million at December 31, 2011 and September 30, 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in the report to the “Predecessor,” “we,” “our,” “us” or like terms, when used in a historical context (periods prior to September 25, 2012), refer to Susser Petroleum Company LLC and subsidiaries, our predecessor for accounting purposes. References when used in the present tense or prospectively (after September 24, 2012), refer to Susser Petroleum Partners LP and its subsidiaries, also referred to as “SUSP” or the "Partnership." Unless the context otherwise requires, references in this report to “SUSS” or "Parent" refer collectively to Susser Holdings Corporation and any of its subsidiaries, other than Susser Petroleum Partners LP, its subsidiaries and its general partner.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto of Susser Petroleum Company LLC, our Predecessor, and the pro forma financial statements for Susser Petroleum Partners LP included in our prospectus dated September 19, 2012, as filed with the Securities and Exchange Commission (“SEC”) on September 21, 2012.
EBITDA, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures of performance and/or liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote (1) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA , and distributable cash flow in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	SUSS' business strategy and operations and SUSS' conflicts of interest with us;

•	Renewal or renegotiation of our long-term distribution contracts with our customers;

•	Changes in the price of and demand for the motor fuel that we distribute;

•	Our dependence on two principal suppliers;

•	Competition in the wholesale motor fuel distribution industry;

•	Seasonal trends;

•	Increased costs;

•	Our ability to make acquisitions;

•	Environmental laws and regulations;

•	Dangers inherent in the storage of motor fuel; and

•	Our reliance on SUSS for transportation services.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.
For a full discussion of these and other risks and uncertainties, please refer to the prospectus dated September 19, 2012, as filed with the SEC on September 21, 2012 ("Prospectus"), related to our initial public offering. The list of factors that could affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments may cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
 We are a growth-oriented Delaware limited partnership formed by SUSS to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. We closed the initial public offering of our common units, including related restructuring transactions and entry into certain key agreements with SUSS, as more particularly described in the Prospectus relating to our initial public offering on September 25, 2012 (the “IPO”).
SUSS operates over 550 retail convenience stores under its proprietary Stripes® convenience store brand, primarily in growing Texas markets. Stripes® is the largest independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and upon the completion of this offering, SUSS will purchase all of its motor fuel from us. For the three and nine months ended September 30, 2012, we distributed 247.6 million and 729.4 million gallons, respectively, of motor fuel to Stripes® convenience stores and SUSS' consignment locations, and 119.8 million and 358.3 million gallons, respectively, of motor fuel to other third party customers. We believe we are the largest independent motor fuel distributor by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States.
In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas and in Louisiana, New Mexico and Oklahoma to:

•	Stripes® convenience stores, pursuant to a ten-year motor fuel distribution agreement with SUSS, which we refer to as the SUSS Distribution Contract;

•	over 80 other independently operated consignment locations where SUSS sells motor fuel to retail customers, also pursuant to the SUSS Distribution Contract;

•	over 480 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	over 1,300 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
We entered into several agreements with SUSS concurrent with our IPO. See Note 15 to our Consolidated Financial Statements for information regarding related party transactions.

Factors Affecting Comparability of our Financial Results
The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations for the reasons described below:
Revenues and Gross Profits. Our assets have historically been a part of the integrated operations of SUSS, and our Predecessor distributed motor fuel and other petroleum products to SUSS without any profit margin. Accordingly, the revenues and gross profits in our Predecessor's historical consolidated financial statements do not include the markup on fuel sold to SUSS. In addition, our Predecessor's results of operations included results from consignment contracts that were retained by SUSS following the completion of the IPO.
General and Administrative Expenses. Our Predecessor's general and administrative expenses included direct charges for the management of its operations as well as certain expenses allocated from SUSS for general corporate services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. The Partnership continues to incur charges for the management of the operations contributed to the Partnership as well as an allocation for general corporate services. We also expect to incur additional incremental general and administrative expenses as a result of being a separate publicly-traded partnership.

Other Operating Expenses and Depreciation, Amortization and Accretion. Our Predecessor's other operating expenses and depreciation, amortization and accretion include direct charges related to consignment operations not contributed to the Partnership.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance. Historical results include our Predecessor's results of operations. See table below for a disaggregation of results between our Predecessor (prior to September 25, 2012) and the Partnership (beginning September 25, 2012). The following information is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2012		September 30, 2011		September 30, 2012
	Predecessor				Predecessor
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenues:
Motor fuel sales to third parties	$397,200		$458,816		$1,145,631		$1,364,361
Motor fuel sales to affiliates	590,538		647,301		1,699,206		1,894,471
Rental income	1,367		1,359		4,101		4,078
Other income	2,758		2,140		6,001		5,871
Total revenue	$991,863		$1,109,616		$2,854,939		$3,268,781
Gross profit:
Motor fuel gross profit to third parties	$7,721		$9,330		$24,009		$28,010
Motor fuel gross profit to affiliates	—		469		—		471
Rental income	1,367		1,359		4,101		4,078
Other	2,448		1,671		4,449		4,332
Total gross profit	$11,536		$12,829		$32,559		$36,891
Net income	$3,137		$3,618		$8,524		$8,994
Adjusted EBITDA(1)	$6,552		$7,686		$17,783		$20,128
Distributable cash flow (1)	$—		$644		$—		$644
Operating Data:
Total motor fuel gallons sold:
Affiliated gallons	200,953		219,514		585,614		$644,763
Third-party dealers and other commercial customers	129,950		147,848		379,028		442,995
Average wholesale selling price per gallon	$2.98		$3.01		$2.95		$3.00
Motor fuel gross profit cents per gallon (2):
Third-party	5.94	¢	6.31	¢	6.33	¢	6.32	¢
Affiliated	0.00	¢	0.21	¢	0.00	¢	0.07	¢
Volume-weighted average for all gallons	2.33	¢	2.67	¢	2.49	¢	2.62	¢

(1)
We define EBITDA as net income before net interest expense, income tax expense and depreciation and amortization expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash state franchise tax expense, maintenance capital expenditures, and other non-cash adjustments. Adjusted EBITDA and distributable cash flow are not financial measures calculated in accordance with GAAP. Distributable cash flow for the three and nine months ended September 30, 2012 does not include results related to our Predecessor prior to September 25, 2012.

(2)
For the historical periods presented, other than the six-day period from the completion of the Partnership's IPO September 25, 2012 through September 30, 2012, affiliated sales only include sales to Stripes® convenience stores, for which our Predecessor historically received no margin, and third-party motor fuel sales and gross profit cents per gallon includes the motor fuel sold directly to independently operated consignment locations, as well as sales to third-party dealers and other commercial customers. Following the IPO we sell fuel to SUSS for both Stripes® convenience stores and SUSS'

independently operated consignment locations at a fixed profit margin of three cents per gallon. As a result, volumes sold to consignment locations are included in the calculation of third-party motor fuel gross profit cents per gallon in the historical operating data prior to September 25, 2012, and in the calculation of affiliated motor fuel gross profit cents per gallon, in the historical data beginning September 25, 2012 and in the full periods presented in the pro forma operating data.
We believe EBITDA, Adjusted EBITDA and distributable cash flow are useful to investors in evaluating our operating performance because:

•	they are used as performance and/or liquidity measures under our revolving credit facility;

•	securities analysts and other interested parties use such calculations as a measure of financial performance, ability to make distributions to our unitholders and debt service capabilities;

•	they are used by our management for internal planning purposes, including aspects of our consolidated operating budget, and capital expenditures.
EBITDA, Adjusted EBITDA and distributable cash flow are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, Adjusted EBITDA and distributable cash flow have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our revolving credit facility or term loan;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of net income (loss) to EBITDA, and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	Predecessor		Predecessor
	(in thousands)
Net income	$3,137	$3,618	$8,524	$8,994
Depreciation, amortization and accretion	1,480	2,016	3,963	5,793
Interest expense, net	87	113	246	293
Income tax expense	1,778	1,739	4,837	4,813
EBITDA	6,482	7,486	17,570	19,893
Non-cash stock-based compensation	—	6	—	6
Loss on disposal of assets and impairment charge	70	194	213	229
Other miscellaneous expense	—	—	—	—
Adjusted EBITDA	$6,552	$7,686	$17,783	$20,128

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Nine Months Ended
	September 30, 2011	September 30, 2012
	Predecessor
	(in thousands)
Net cash provided by operating activities	$1,801	$25,912
Changes in operating assets and liabilities	11,446	(8,608)
Amortization of deferred financing fees	—	(6)
Loss on disposal of assets and impairment charge	(213)	(229)
Non-cash stock-based compensation	—	(6)
Deferred income tax	(547)	(2,276)
Interest expense, net	246	293
Income tax expense	4,837	4,813
EBITDA	17,570	19,893
Non-cash stock-based compensation	—	6
Loss on disposal of assets and impairment charge	213	229
Other miscellaneous	—	—
Adjusted EBITDA	$17,783	$20,128

The following table is a summary of our results of operations for the three ended September 30, 2012, disaggregated for the periods proceeding and following our IPO:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Three Months Ended September 30, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Revenues:
Motor fuel sales to third parties	$434,436	$24,380	$458,816
Motor fuel sales to affiliates	601,485	45,816	647,301
Rental income	1,304	55	1,359
Other income	2,033	107	2,140
Total revenue	1,039,258	70,358	1,109,616
Gross profit:
Motor fuel gross profit to third parties	8,998	332	9,330
Motor fuel gross profit to affiliates	3	466	469
Rental income	1,304	55	1,359
Other	1,626	45	1,671
Total gross profit	11,931	898	12,829
Net income	$3,044	$574	$3,618
Adjusted EBITDA(1)	$7,020	$666	$7,686
Distributable cash flow (1)		$644
(1) Reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Three Months Ended September 30, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Net income	$3,044	$574	$3,618
Depreciation, amortization and accretion	1,958	58	2,016
Interest expense, net	89	24	113
Income tax expense	1,735	4	1,739
EBITDA	6,826	660	7,486
Non-cash stock-based compensation	—	6	6
Loss on disposal of assets and impairment charge	194	—	194
Other miscellaneous expense	—	—	—
Adjusted EBITDA	$7,020	666	$7,686
Cash interest expense		(18)
State franchise tax expense (cash)		(4)
Maintenance capital expenditures		—
Distributable cash flow		$644

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
The following discussion of results for third quarter 2012 compared to third quarter 2011 reflects the combined results of our Predecessor through September 24, 2012, and SUSP results beginning September 25, 2012. As such, the three months ended September 2011 include only the historical results of our Predecessor. The three months ended September 2012 include the historical results of our Predecessor for 86 days and six days of SUSP operations. The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results” and “Pro Forma Results of Operations.”
Revenue. Total revenue for the third quarter of 2012 was $1.1 billion, an increase of $117.8 million, or 11.9%, from the third quarter of 2011. Motor fuel sales to third parties increased $61.6 million, or 15.5%. Of this increase, $6.9 million was driven by a 1.5% increase in the wholesale selling price per gallon of motor fuel, and $54.7 million was due to a 13.8% increase in gallons sold to third parties. Motor fuel sales to affiliates increased $56.8 million, or 9.6%, from the third quarter of 2011. This increase consisted of $2.2 million related to a 0.3% increase in the wholesale selling price of motor fuel and $54.5 million related to a 9.2% increase in gallons sold to affiliates.
Cost of Sales and Gross Profit. Gross profit for the third quarter of 2012 was $12.8 million, an increase of $1.3 million, or 11.2%, over the third quarter of 2011. Gross profit on motor fuel sales to third parties increased $1.4 million attributable to the 13.8% increase in gallons sold to third parties as well as a 3.9% increase in third-party gross profit cents per gallon. The sales price of motor fuel sold to third parties increased by 4.7 cents per gallon while the cost of fuel increased 4.4 cents per gallon, resulting in an increase of 0.2 cents gross profit per gallon. The Predecessor sold motor fuel to affiliates at cost, resulting in no gross profit on motor fuel sales to affiliates. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $0.5 million gross profit for the six days of SUSP operations.
Total Operating Expenses. For the third quarter of 2012, general and administrative expenses, or G&A expenses, increased by $0.5 million, or 17.9%, from 2011. The increase in G&A was primarily attributable to increased cost of salaries, bonus and benefits related to annual compensation increases and headcount additions during 2012. Other operating expenses decreased $0.3 million, or 21.2%, due primarily to $0.4 million for a recovery related to a legal settlement in the third quarter of 2012. Depreciation, amortization and accretion expense for the third quarter of 2012 of $2.0 million was up $0.5 million, or 36.3%, from 2011 due to depreciation and amortization on additional capital investments, including the acquisition of 121 dealer distribution agreements made in the fourth quarter of 2011.
Income Tax Expense. Income tax expense was flat at $1.8 million for both the third quarter of 2011 and 2012. The effective tax rate for the third quarter of 2011 was 36.2% compared to 32.5% for the third quarter of 2012. The Predecessor was a taxable entity and was included in SUSS' income tax returns. SUSP, as a pass through entity, is not subject to income tax, but is subject to Texas franchise tax.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The following discussion of results for the first nine months of 2012 compared to the first nine months of 2011 reflects the combined results of our Predecessor through September 24, 2012, and SUSP results beginning September 25, 2012. As such, the nine months ended September 2011 include only the historical results of our Predecessor. The nine months ended September 2012 include the historical results of our Predecessor for 269 days and six days of SUSP operations. The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results” and “Pro Forma Results of Operations.”
Revenue. Total revenue for the first nine months of 2012 was $3.3 billion, an increase of $413.8 million, or 14.5%, from the first nine months of 2011. Motor fuel sales to third parties increased $218.7 million, or 19.1%. Of this increase, $25.4 million was driven by a 1.9% increase in the wholesale selling price per gallon of motor fuel, and $193.3 million was due to 16.9% increase in gallons sold to third parties. Motor fuel sales to affiliates increased $195.3 million, or 11.5%, from the first nine months of 2011. This increase consisted of $23.6 million related to a 1.3% increase in the wholesale selling price of motor fuel and $171.6 million related to a 10.1% increase in gallons sold to affiliates.
Cost of Sales and Gross Profit. Gross profit for the first nine months of 2012 was $36.9 million, an increase of $4.3 million, or 13.3%, over the first nine months of 2011. Gross profit on motor fuel sales to third parties increased $4.0 million attributable to the 16.9% increase in gallons sold to third parties, which was partially offset by a 0.2% decrease in third-party gross profit cents per gallon. Although the sales price of motor fuel sold to third parties increased by 5.73 cents per gallon, the cost of fuel increased 5.74 cents per gallon, resulting in a slight decrease in gross profit cents per gallon. For the Predecessor, motor fuel was sold to affiliates at cost, resulting in no gross profit on motor fuel sales to affiliates for 2011. Gross profit from affiliates for the six day period of SUSP operations was $0.5 million.
Total Operating Expenses. For the first nine months of 2012, general and administrative expenses, or G&A expenses increased by $1.1 million, or 14.8%, from 2011. The increase in G&A was primarily attributable to increased cost of salaries, bonus and benefits related to annual compensation increases and headcount additions during 2012. Other operating expenses increased $0.9 million, or 22.8%, due primarily to increased reserves for bad debt of $0.4 million and environmental costs. Depreciation, amortization and accretion expense for the first nine months of 2012 of $5.8 million was up $1.8 million, or 46.2%, from 2011 due to depreciation and amortization on additional capital investments, including the acquisition of 121 dealer distribution agreements made in the fourth quarter of 2011.
Income Tax Expense. Income tax expense was flat at $4.8 million for both the first nine months of 2011 and 2012. The effective tax rate for the first nine months of 2011 was 36.2% compared to 34.9% for the first nine months of 2012. The Predecessor was a taxable entity and was included in SUSS' income tax returns. SUSP, as a pass through entity, is not subject to income tax, but is subject to Texas franchise tax.

Pro Forma Results of Operations
We have provided below certain pro forma results for the three and nine months ended September 30, 2011 and 2012.
Our assets have historically been a part of the integrated operations of SUSS, and our Predecessor distributed motor fuel and other petroleum products to SUSS, as opposed to third parties, without receiving any profit margin. Accordingly, the gross profit in our Predecessor's historical consolidated financial statements, prior to September 25, 2012, relates only to the profit margin received from third parties for our wholesale distribution services and from consignment contracts that were retained by SUSS following the completion of our IPO. The pro forma information presented in the table below was derived based upon known volumes distributed by our Predecessor to SUSS reflected in our Predecessor's historical financial statements for which our Predecessor did not receive any profit margin, and adjusted for the profit margin that we will receive going forward pursuant to the SUSS distribution agreement applied to those volumes. The pro forma information was also derived based upon the volumes distributed by our Predecessor under consignment arrangements, for which it historically received variable margins, and the profit margin contained in the SUSS distribution agreement applied to those volumes.
Management believes the pro forma presentation is useful to investors because, had it been in effect during the historical periods presented, the SUSS distribution agreement would have had a substantial impact on our historical results of operations as a result of (i) the fixed profit margin that we would have earned on the motor fuel distributed to SUSS instead of no margin historically reflected in our Predecessor financial statements and (ii) the fixed profit margin that we would have received on all volumes sold to consignment locations instead of the variable and higher margin received by our Predecessor under consignment contracts.

	Pro Forma Three Months Ended				Pro Forma Nine Months Ended
	September 30, 2011		September 30, 2012		September 30, 2011		September 30, 2012
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenues:
Motor fuel sales to third parties	$309,160		$369,354		$894,705		$1,094,098
Motor fuel sales to affiliates	682,234		741,532		1,960,520		2,176,767
Rental income	827		837		2,456		2,517
Other income	1,062		1,162		3,341		3,610
Total revenue	$993,283		$1,112,885		$2,861,022		$3,276,992
Gross profit:
Motor fuel sales to third parties	$4,461		$5,639		$13,248		$15,676
Motor fuel sales to affiliates	6,866		7,439		19,983		21,896
Rental income	827		837		2,456		2,517
Other	575		693		1,789		2,071
Total gross profit	$12,729		$14,608		$37,476		$42,160
Operating Data:
Motor fuel gallons sold:
Affiliated gallons	228,877		247,578		666,089		729,447
Third-party dealers and other commercial customers	102,026		119,785		298,553		358,311
Total gallons sold	330,903		367,363		964,642		1,087,758
Motor fuel gross profit cents per gallon:
Affiliated	3.0	¢	3.0	¢	3.0	¢	3.0	¢
Third-party	4.4	¢	4.7	¢	4.4	¢	4.4	¢
Volume-weighted average for all gallons	3.4	¢	3.6	¢	3.4	¢	3.5	¢

Pro Forma Three Months Ended September 30, 2012 Compared to Pro Forma Three Months Ended September 30, 2011
Pro Forma Revenue. Pro forma revenue for the third quarter of 2012 would have been $1.1 billion, an increase of $119.6 million, or 12.0%, from the third quarter of 2011. Pro forma motor fuel sales to third parties would have increased $60.2 million, or 19.5%. Of this increase, $6.4 million would have been driven by a 1.8% increase in the wholesale selling price per gallon of motor fuel, and $53.8 million would have been due to a 17.4% increase in gallons sold to third parties. Pro forma motor fuel sales to affiliates would have increased $59.3 million, or 8.7%, from the third quarter of 2011. This increase would have consisted of $3.6 million related to a 0.5% increase in the wholesale selling price of motor fuel and $55.7 million related to an 8.2% increase in gallons sold to affiliates.
Pro Forma Cost of Sales and Gross Profit. Pro forma motor fuel gross profit from third-party sales for the third quarter of 2012 would have been $5.6 million, an increase of $1.2 million, or 26.4%, over the third quarter of 2011. This increase would have been attributable to the 17.4% increase in gallons sold to third parties, increasing gross profit by $0.8 million. An increase of 7.7% in third-party gross profit cents per gallon attributed to an increase of $0.4 million. The sales price of motor fuel sold to third parties increased by 5.3 cents per gallon, while the cost of fuel increased by 5.0 cents per gallon, resulting in a 0.3 cents per gallon increase in gross profit. Pro forma motor fuel gross profit from sales to affiliates for the third quarter of 2012 would have been $7.4 million, an 8.3% increase over the third quarter of 2011. The increase would have been entirely due to the increase in gallons sold to affiliates. Cost of sales per gallon would have increased commensurate with revenue per gallon, which would have resulted in a flat 3.0 cents per gallon gross profit for each period. Gross profit from rental income and other income on a pro forma basis during the third quarter of 2012 would have been $1.5 million, a slight increase of $0.1 million over the prior year period.

Pro Forma Nine Months Ended September 30, 2012 Compared to Pro Forma Nine Months Ended September 30, 2011

Pro Forma Revenue. Pro forma revenue for the first nine months of 2012 would have been $3.3 billion, an increase of $416.0 million, or 14.5%, from the first nine months of 2011. Pro forma motor fuel sales to third parties would have increased $199.4 million, or 22.3%. Of this increase, $20.3 million would have been driven by a 1.9% increase in the wholesale selling price per gallon of motor fuel, and $179.1 million would have been due to a 20.0% increase in gallons sold to third parties. Pro forma motor fuel sales to affiliates would have increased $216.2 million, or 11.0%, from the first nine months of 2011. This increase would have consisted of $29.8 million related to a 1.4% increase in the wholesale selling price of motor fuel and $186.5 million related to a 9.5% increase in gallons sold to affiliates.
Pro Forma Cost of Sales and Gross Profit. Pro forma motor fuel gross profit from third-party sales for the first nine months of 2012 would have been $15.7 million, an increase of $2.4 million, or 18.3%, over the first nine months of 2011. This increase would have been attributable to the 20.0% increase in gallons sold to third parties, increasing gross profit by $2.7 million. A decrease of 1.4% in third-party gross profit cents per gallon would have offset the increase by $0.2 million. While the sales price of motor fuel sold to third parties increased by 5.7 cents per gallon, the cost of fuel increased by 5.7 cents per gallon, resulting in a flat gross profit cents per gallon. Pro forma motor fuel gross profit from sales to affiliates for the first nine months of 2012 would have been $21.9 million, a 9.6% increase over the first nine months of 2011. The increase would have been entirely due to the increase in gallons sold to affiliates. Cost of sales per gallon would have increased commensurate with revenue per gallon, which would have resulted in a flat 3.0 cents per gallon gross profit for each period. Gross profit from rental income and other income on a pro forma basis during the first nine months of 2012 would have been $4.6 million, a slight increase of $0.3 million over the prior year period.

Liquidity and Capital Resources
Liquidity. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and to service our debt. Historically, our Predecessor's operations were financed as part of SUSS' integrated operations and our Predecessor did not record any significant costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows to satisfy its capital expenditure requirements. We expect our ongoing sources of liquidity to include cash generated from operations, liquidation of marketable securities, borrowings under our new revolving credit facility and the issuance of additional partnership units as appropriate given market conditions. We will sell our marketable securities over time to fund our capital expenditures. Immediately prior to selling such securities, we will repay an equal amount of term loan borrowings with borrowings under our new revolving credit facility. As a result, our marketable securities provide us with the ability to fund capital expenditures without increasing the net amount of our outstanding borrowings. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under "Risk Factors" may also significantly impact our liquidity.
We intend to pay a minimum quarterly distribution of $0.4375 per common unit and subordinated unit per quarter, which equates to approximately $9.6 million per quarter, or $38.3 million per year, based on the number of common and subordinated units to be outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Cash Flows Provided by Operations
Cash flows provided by operations are our main source of liquidity. Our Predecessor has historically relied primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under SUSS' credit facility and other debt or equity transactions to finance its operations and to fund its capital expenditures. Concurrent with our IPO, we entered into our own credit facility to provide liquidity as needed to meet changes in working capital requirements. Our daily working capital requirements fluctuate within each month, primarily in response to payments for timing of motor fuel, motor fuel tax and rent. The Partnership has entered into several commercial agreements with SUSS, see Note 15 for a detailed discussion of these agreements.

Capital Expenditures
Capital expenditures, before any asset dispositions, were $9.9 million, and $6.4 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Included in the 2012 amounts is $9.8 million incurred by our Predecessor. Our capital spending program is focused on expanding our wholesale distribution network and maintaining our owned properties and equipment. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends of our Predecessor for maintenance capital, plus identified projects for new sites and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.
Subsequent to our IPO, our capital expenditures will no longer include the acquisition, replacement, and maintenance of certain transportation, fuel and other equipment and facilities that were not contributed to us. We estimate that we would have incurred a total of $13.7 million in capital expenditures for fiscal 2011 related to the business that was contributed to us in connection with the offering. Of this amount, $12.7 million would have been for expansion capital, primarily for the acquisition of new dealer supply contracts, and $1.0 million would have been for maintenance capital, including payments to renew existing distribution contracts, or to maintain our real estate leased to third parties in leasable condition, such as parking lot or roof replacement or renovation, or to replace equipment required to operate our existing business.
Cash Flows from Financing Activities. In September 2012, we completed our IPO of 49.9% of our limited partner interests, receiving net proceeds of $206 million after fees and expenses. Approximately $25 million of the proceeds were distributed to SUSS for reimbursement of capital expenditures in our Predecessor for the prior 24 months, and the balance of $180.7 million was invested in short-term marketable securities. SUSP entered into a Term Loan and Security Agreement (the “SUSP Term Loan”) under which we borrowed $180.7 million, and pledged the marketable securities to obtain a lower interest rate. The SUSP Term Loan bears interest at a rate equal to LIBOR plus 0.25%, and matures on September 25, 2015, although it may be prepaid without penalty at any time. Proceeds from the SUSP Term Loan were distributed to SUSS.
Additionally, we entered into a $250 million revolving credit facility, expiring September 25, 2017 (the “Revolver”). The Revolver can be increased by up to an additional $100 million upon our written request, subject to certain conditions. Interest will be calculated on either a base rate or LIBOR plus a margin, which ranges from 1.00% to 2.25% in case of a base rate and 2.00% to 3.25% in case of a LIBOR rate, based on a total leverage ratio, The initial interest rate was set at LIBOR plus 2.00%. We plan to use the Revolver and the marketable securities to fund growth capital, which may include purchase and leaseback transactions with SUSS convenience store properties. We had no borrowings outstanding on the Revolver at September 30, 2012, and availability of $237.2 million after deducting outstanding letters of credit.
Contractual Obligations and Commitments
The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of September 30, 2012:

	Payments Due by Period
	4th Quarter 2012	2013	2014	2015	2016	Thereafter	Total
	(dollars in thousands)
Long term debt obligations (1)	6	24	25	180,693	1,022		181,770
Interest (2)	457	1,822	1,820	1,605	938	676	7,318
Operating lease obligations	204	801	803	773	782	5,748	9,111
Total	667	2,647	2,648	183,071	2,742	6,424	198,199

(1) Payments for the fourth quarter 2012 through 2016 reflect required principal payments on our promissory and term notes. No principal amounts are due on our term notes until September 2015. Excludes activity on our revolving credit facilities, of which no borrowings were outstanding at September 30, 2012.
(2) Includes interest on term and promissory notes. Excludes interest on revolving credit facility, but includes commitment fees on the $250 million facility through September 2017 using rates in effect at September 30, 2012.

Summary of Significant Accounting Policies
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Prospectus. As discussed in Note 3 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.
As one of our critical accounting policies, goodwill is not being amortized, but is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of September 30, 2012.

Debt or equity securities should be classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. Our Partnership's investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The maturity dates range from October 1, 2012 to March 22, 2013 and are classified on the Partnership's balance sheet in current assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $250.0 million revolving credit facility and a $180.7 million term loan which bear interest at variable rates. We had no outstanding borrowings on the SUSP Revolver at September 30, 2012. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2012, would be to change interest expense by approximately $1.8 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.
Our Predecessor has also periodically purchased motor fuel in bulk and held in inventory or transported it to West Texas or Houston via pipeline. This inventory risk was hedged through the use of fuel futures contracts which were matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions were not material to the Predecessor's operations. The Predecessor had 16 positions with a fair value of ($12,800) outstanding at December 31, 2011, and we had no positions outstanding at September 30, 2012.
For more information on our hedging activity, please see Note 8 in the accompanying Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

Our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the risks described under the caption "Risk Factors” in the Prospectus relating to our IPO filed with the U.S. Securities and Exchange Commission on September 21, 2012. The risks and uncertainties described in that Prospectus are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER PETROLEUM PARNTERS LP
	By	Susser Petroleum Partners GP LLC, its general partner
Date: November 14, 2012	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012.(1)

3.2	Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012.(1)

10.1	Omnibus Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC and Susser Holdings Corporation, dated September 25, 2012.(1)

10.2
Revolving Credit Agreement among Susser Petroleum Partners LP, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated September 25, 2012.(1)

10.3	Term Loan and Security Agreement between Susser Petroleum Partners LP, as Borrower, and Bank of America, N.A., as Lender, dated September 25, 2012.(1)

10.4	Transportation Agreement between Susser Petroleum Operating Company LLC and Susser Petroleum Company LLC, dated September 25, 2012.(1)

10.5	Fuel Distribution Agreement by and among Susser Petroleum Operating Company LLC, Susser Holdings Corporation, Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012.(1)

10.6
Contribution Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC, Susser Holdings Corporation, Susser Holdings, L.L.C., Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012.(1)

10.7	Susser Petroleum Partners LP 2012 Long-Term Incentive Plan.(2)

10.8	Form of Director Indemnification Agreement(2)

10.9	Form of Phantom Unit Award Agreement(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation (3)

101.DEF	XBRL Taxonomy Extension Definition (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation (3)

(1)	Incorporated by reference to the current report on Form 8-K filed by the registrant on September 25, 2012.

(2)	Incorporated by reference to the registration statement on Form S-1 (Registration Number 333-182276), as amended, originally filed by the registrant on June 22, 2012.

(3)	To be filed by amendment, in accordance with Rule 405(a)(2)(ii) of Regulation S-T.