Form 10-Q/A
period 2012-09-30
Susser Petroleum Partners LP
filed 2012-12-13
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
On November 14, 2012, Susser Petroleum Partners LP (the “Partnership”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Original Filing”). The Partnership hereby amends its Original Filing solely to furnish Interactive Data file exhibits to the Quarterly Report in accordance with Rule 405 of Regulation S-T.
No other changes have been made to Original Filing other than the furnishing of Interactive Data files marked Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUSSER PETROLEUM PARTNERS LP

	By:	Susser Petroleum Partners GP LLC, its general partner
Date: December 13, 2012	By:	/s/ Mary E. Sullivan
	Name:	Mary E. Sullivan
	Title:	Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012.(1)

3.2	Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012.(1)

10.1	Omnibus Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC and Susser Holdings Corporation, dated September 25, 2012.(1)

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

10.7	Susser Petroleum Partners LP 2012 Long-Term Incentive Plan.(2)

10.8	Form of Director Indemnification Agreement.(2)

10.9	Form of Phantom Unit Award Agreement.(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation.*

101.DEF	XBRL Taxonomy Extension Definition.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation.*

(1)	Incorporated by reference to the current report on Form 8-K filed by the registrant on September 25, 2012.

(2)	Incorporated by reference to the registration statement on Form S-1 (Registration Number 333-182276), as amended, originally filed by the registrant on June 22, 2012.

(3)	Previously filed or furnished as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.
*    Furnished herewith.