Form 10-K
period 2012-12-31
Susser Petroleum Partners LP
filed 2013-03-29
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 001-35653

SUSSER PETROLEUM PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	30-0740483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
555 East Airtex Drive
Houston, TX 77073
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (832) 234-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests, $.01 par value	New York Stock Exchange (NYSE)
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

As of June 30, 2012, the last business day of the registrant's most recently completed second quarter, the registrant's equity was not listed on a domestic exchange or over-the-counter market. The registrant's common units began trading on the New York Stock Exchange on September 20, 2012.

The registrant had 10,939,436 common units and 10,939,436 subordinated units outstanding at March 22, 2013.

Documents Incorporated by Reference: None

SUSSER PETROLEUM PARTNERS LP
ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.    Business

General

We are a growth-oriented Delaware limited partnership formed in June 2012 by Susser Holdings Corporation, ("SUSS") and its wholly owned subsidiary, Susser Petroleum Partners GP LLC (our "general partner"), to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. In September 2012, we completed our initial public offering (the “IPO”) and our common units representing limited partner interests now trade on the New York Stock Exchange under the symbol “SUSP.” Prior to completion of the IPO, our operations were conducted by Susser Petroleum Company LLC (“Predecessor”). For the year ended December 31, 2012, we and our Predecessor distributed 889.8 million gallons of motor fuel to Stripes® convenience stores and SUSS consignment locations and 560.2 million gallons of motor fuel to other third-party customers. We believe we are the largest independent motor fuel distributor by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States. We also receive rental income from real estate that we lease or sublease.

Our principal executive offices are located at 555 East Airtex Drive, Houston, Texas 77073. Our telephone number is (832) 234-3600. Our internet address is http://www.susserpetroleumpartners.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

References in this annual report to “Partnership,” "SUSP," “we,” “us,” and “our,” refer to Susser Petroleum Partners LP, our predecessors and our consolidated subsidiaries, as applicable and appropriate.

Our Relationship with Susser Holdings Corporation
One of our principal strengths is our relationship with SUSS. SUSS operates approximately 560 retail convenience stores under its proprietary Stripes® brand, primarily in growing Texas markets. Stripes is a leading independent operator of convenience stores in Texas, based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us.
The Susser family entered the motor fuel retailing and distribution business in the 1930's. Sam L. Susser, the President and Chief Executive Officer of SUSS and Chief Executive Officer and chairman of the board of directors of our general partner, joined SUSS in 1988, when it operated five retail stores and had revenues of $8.4 million. SUSS has demonstrated a strong track record of internal growth and the ability to successfully integrate acquisitions into its operations, completing 13 multi-unit acquisitions consisting of both retail stores and wholesale distribution contracts since 1988. In addition, SUSS constructed 141 large‑format convenience stores from January 2000 through December 31, 2012, and intends to construct 29 to 35 stores during 2013. SUSS has also developed Laredo Taco Company®, a proprietary in-house restaurant concept, and implemented it in over 352 Stripes® convenience stores, and intends to implement it in all newly constructed Stripes® convenience stores. Shares of SUSS' common stock are listed on the New York Stock Exchange under the ticker symbol "SUSS".
Commercial Agreements

Two long-term, fee-based commercial agreements with SUSS were contributed to us in connection with the IPO. These commercial agreements with SUSS consist of:

•
A fuel distribution agreement (“SUSS Distribution Contract”), pursuant to which we are the exclusive distributor of motor fuel to SUSS' existing Stripes® convenience stores and independently operated consignment locations, and to all future sites purchased by the Partnership pursuant to the sale and leaseback option under the Omnibus Agreement. Under the SUSS Distribution Contract, motor fuel is purchased from us at cost, including tax and transportation costs, plus a fixed profit margin of three cents per gallon, for a period of ten years. In addition, all future motor fuel volumes purchased by SUSS for its own account will be added to the SUSS Distribution Contract pursuant to the terms of our Omnibus Agreement; and

•
A Transportation Contract (“SUSS Transportation Contract”), pursuant to which SUSS arranges for motor fuel to be delivered from our suppliers to our customers at rates consistent with those charged to third parties for the delivery of motor fuel, with the cost being entirely passed along to our customers, including SUSS.

Omnibus Agreement

In addition to the above commercial agreements, we also entered into an Omnibus Agreement with SUSS in connection with the IPO. Pursuant to the Omnibus Agreement, among other things, the Partnership received a three-year option to purchase from SUSS up to 75 of SUSS' new or recently constructed Stripes® convenience stores at SUSS' cost and lease the stores back to SUSS at a specified rate for a 15-year initial term, and the Partnership will be the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. The Partnership also received a ten-year right to participate in acquisition opportunities with SUSS, to the extent the Partnership and SUSS are able to reach an agreement on terms, and the exclusive right to distribute all motor fuel SUSS purchases for its own account which would generally include all of SUSS' newly constructed convenience stores and independently operated consignment locations. In addition, the Partnership agreed to reimburse the general partner and its affiliates for the costs incurred in managing and operating the Partnership.

For more information regarding the commercial agreements and the Omnibus Agreement, please read ''Item 13. Certain Relationships, Related Transactions and Director Independence.”

Our Business and Properties
We are a wholesale distributor of motor fuels and other petroleum products, and we lease or sublease to SUSS, third-party dealers, and independent operators of consignment locations, real estate used primarily in the retail distribution of motor fuels. We do not operate or intend to operate any retail convenience stores.
Wholesale Motor Fuel Distribution
We purchase motor fuel from refiners and distribute it throughout Texas and in New Mexico, Oklahoma and Louisiana to (i) Stripes® convenience stores, (ii) SUSS' independently operated consignment locations; (iii) convenience stores and retail fuel outlets operated by third parties and (iv) other commercial customers. Subsequent to our IPO, we classify sales to SUSS for its Stripes® stores and consignment locations as affiliated sales. Prior to our IPO, our Predecessor supplied the SUSS consignment locations directly and therefore these sales were included in third-party sales. The following table highlights our total motor fuel gallons sold during each of the last five fiscal years (gallons in thousands):

	Year Ended December 31,
	2008	2009	2010	2011	2012 (1)
Customer Group
Affiliates	609,821	707,106	739,104	789,578	889,755
Third‑party dealers and other commercial customers	486,516	494,821	494,209	522,832	560,199
Total	1,096,337	1,201,927	1,233,313	1,312,410	1,449,954
________________
(1) SUSS consignment gallons are included in Third-party dealers and other commercial customers prior to September 25, 2012 and are included in Affiliates beginning September 25, 2012.

The following table highlights the number of locations as of the end of the year, by principal customer group:

	As of Year Ended December 31,
	2008	2009	2010	2011	2012 (1)
Customer Group
Affiliates	512	526	526	541	648
Third‑party contracted dealer locations	372	390	431	565	490
Total	884	916	957	1,106	1,138
________________
(1) SUSS consignment locations are included in Third-party dealers and other commercial customers prior to September 25, 2012 and are included in Affiliates beginning September 25, 2012.

Sales to Affiliates.
Pursuant to the SUSS Distribution Contract and the Omnibus Agreement, we are the exclusive distributor of motor fuel purchased by SUSS' Stripes® convenience store locations and independently operated consignment locations. We charge a fixed profit margin of three cents per gallon to all SUSS-supplied stores existing at the time of the IPO and purchased by us pursuant to our sale and leaseback option. Unless other fuel supply terms are negotiated between SUSS and us, the profit margin for other additional Stripes® or consignment locations will be at the alternative fuel sales rate, as determined annually pursuant to the Omnibus Agreement.
As of December 31, 2012, SUSS operated 559 Stripes® convenience stores, 512 of which were in Texas, 29 of which were in New Mexico, and 18 of which were in Oklahoma. As of December 31, 2012, 553 Stripes® convenience stores were supplied by us, predominately at a fixed profit margin of three cents per gallon. Approximately 85% of the Stripes® convenience stores are open 24 hours a day, 365 days a year. SUSS has built over 141 Stripes® convenience stores since January 1, 2000 through December 31, 2012, which average approximately 5,000 square feet and are built on large lots with much larger motor fueling and parking facilities as compared to older stores and many of our competitors' stores. According to a report of 2011 industry data issued by the National Association of Convenience Stores, the average size of new stores in the U.S. was 4,083 square feet in urban areas, and 4,024 square feet in rural areas. The average size of existing stores in the industry is 2,813 square feet.
As of December 31, 2012, SUSS had consignment arrangements with independent operators at 89 locations, all of which we charge a fixed profit margin of three cents per gallon. At these consignment locations, SUSS provides and controls motor fuel inventory and price at the site and receives the actual retail selling price for each gallon sold, less a commission paid to the retail operator of the location.
Sales to Contracted Third Parties.
As of December 31, 2012, we distributed fuel under long-term contracts to 490 convenience stores and retail fuel outlets operated by third parties. No single third‑party dealer is material to our business. Under our distribution contracts with third parties, we agree to distribute a particular branded or unbranded motor fuel to a location or group of locations and arrange for all transportation. We typically receive a fee per gallon equal to the posted purchase price at the fuel supply terminal, plus transportation costs, taxes and a fixed, volume‑based fee, which is usually expressed in cents per gallon. The initial term of most dealer distribution contracts is ten years, and as of December 31, 2012, our dealer distribution contracts had an average remaining life of seven years. These dealer distribution agreements require, among other things, that dealers maintain the standards established by the applicable brand. At our option, we may provide credit to our customers.
We continually seek to expand our dealer distribution network through incremental additions of existing and new dealers and through acquisitions of contracts for existing independently operated sites from other distributors. We evaluate potential independent site operators based on their creditworthiness and the quality of their site and operations, including the site's size and location, projected monthly volumes of motor fuel, monthly merchandise sales, overall financial performance and previous operating experience. We may extend credit to certain dealers based on our credit evaluation process.
Dealer Incentives
In addition to motor fuel distribution, we offer dealers the opportunity to participate in merchandise purchasing and promotional programs arranged with vendors. We believe the vendor relationships we have established through SUSS' retail operations and our ability to develop programs provide us with an advantage over other distributors when recruiting new dealers into our network, as well as retaining current dealers. Our dealer incentives allow our dealers to access products and services, such as ATM machines and automated movie rental kiosks, that they would not likely be able to obtain either on their own or at our discounted rates.
Sales to Other Commercial Customers
We also distribute unbranded fuel to numerous other customers, including convenience stores, unattended fueling facilities and certain other commercial customers. These distribution arrangements totaled approximately 160 million gallons during the twelve months ended December 31, 2012. These customers are primarily commercial, governmental and other parties who buy motor fuel by the load or in bulk and who do not generally enter exclusive contractual relationships with us, if they enter into a contractual relationship with us at all. Sales to these customers are typically made at a quoted price based upon our cost plus taxes, cost of transportation and a margin determined by us at time of sale, and may provide for immediate payment or the extension of credit for up to 30 days. We also sell propane, lube oil and other petroleum products to our commercial customers on both a spot and contracted basis.
Fuel Supplier Arrangements
We distribute branded motor fuel under the Chevron, CITGO, Conoco, Exxon, Mobil, Phillips 66, Shamrock, Shell, Texaco and Valero brands. We purchase this branded motor fuel from major oil companies and refiners under supply agreements. We also distribute unbranded motor fuel, which we purchase either on a rack basis based upon prices posted by the refiner at a fuel supply terminal, or on a contract basis with the price tied to one or more market indices.
For fiscal 2012, Valero supplied approximately 35% and Chevron supplied approximately 20% of our consolidated motor fuel purchases. Our supply agreement with Valero expires in July 2018. We have been distributors for Chevron since 1996 and our current contract with Chevron expires in August 2014. We purchase the motor fuel at the supplier's applicable price at the terminal, which typically changes daily. Our supply agreements with other suppliers generally have an initial term of three years. In addition, each supply agreement typically contains provisions relating to payment terms, use of the supplier's brand names, credit card processing, compliance with supplier's requirements, insurance coverage and compliance with legal and environmental requirements, among others. As is typical in the industry, our suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency. Generally, our supply agreements have provisions that obligate the supplier to sell up to an agreed upon number of gallons, subject to certain limitations. Any amount in excess of that agreed upon amount is subject to availability. Due to the large volumes of motor fuel we purchase, we may receive volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such branding incentive payments be repaid to the supplier in the event that the sites are closed or rebranded within a stated number of years.
We have historically received early payment and volume‑related discounts from our suppliers, although there is no guarantee that we will continue to receive these discounts in the future. Please read “Risk Factors-Risks Inherent in Our Business". Certain of our contracts with suppliers currently have early payment and volume‑related discounts which reduce the price we pay for motor fuel that we purchase from them. If we are unable to renew these contracts on similar terms, our gross profit will correspondingly decrease.”
Bulk Fuel Purchases
We may periodically purchase motor fuel in bulk and hold it in inventory or transport it via pipeline, in which case we mitigate the inventory risk through the use of commodity futures contracts or other derivative instruments which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations. In certain instances, we blend in various additives including ethanol and bio-mass based diesel. During 2010, 2011 and 2012, bulk fuel purchases were immaterial to our total fuel purchases, representing only 4.5% of our total gallons purchased for the year ended December 31, 2012. Bulk inventory was not contributed to us by SUSS at our IPO, and as of December 31, 2012, we did not hold any motor fuel inventory in bulk. We began purchasing bulk fuel in January 2013.
Transportation Logistics
Pursuant to the SUSS Transportation Contract, SUSS provides transportation logistics for most of our motor fuel deliveries. Through third‑party transportation providers or its own fleet of fuel transportation vehicles, SUSS arranges for motor fuel to be delivered from the storage terminals to the appropriate sites in our distribution network at prices consistent with those historically charged to third parties for the delivery of fuel. Under this arrangement and pursuant to our contracts with third‑party customers and SUSS, we pass through all transportation costs and consequently do not incur any profit or loss relating to transportation. We deliver motor fuel, propane, and lubricants to some customers using our trucks.
Technology
Technology is an important part of our wholesale operations. We utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time from a personal computer to obtain prices, place orders and review invoices, credit card transactions and electronic funds transfer notifications. Substantially all of our customer payments are processed by electronic funds transfer. We use an internet‑based system to assist with fuel inventory management and procurement and an integrated wholesale fuel system for financial accounting, procurement, billing and inventory management.
Real Estate and Lease Arrangements
As of December 31, 2012, we owned 51 locations, including eight Stripes® locations purchased pursuant to our sale and leaseback option under the Omnibus Agreement, and leased 12 additional locations, most of which are in Texas, and all of which we rent or sublease to third parties. We collect rent from the lessees pursuant to lease agreements with them. Our leases typically have a term of five to ten years and as of December 31, 2012, the average remaining lease term for our current lease agreements was approximately seven years.
Growth Opportunities in Rental Income from SUSS
Pursuant to the Omnibus Agreement, we have the option to enter into sale and leaseback transactions with SUSS for up to 75 Stripes® convenience stores. As of December 31, 2012, through our wholly owned subsidiary, Susser Petroleum Property Company LLC ("PropCo"), we completed sale and leaseback transactions with SUSS on 8 locations. We intend to pursue additional sale and leaseback transactions with SUSS in the future, which we believe will help promote SUSS' organic growth strategy while providing us with additional cash flows from rent and the wholesale distribution of fuel.
SUSS' organic growth plans call for the opening of 29 to 35 newly constructed stores in 2013 in addition to the 25 newly constructed stores SUSS opened in 2012. SUSS currently owns sufficient properties for a large portion of the stores scheduled to be built in 2013, and is continuously evaluating new properties within or contiguous to its existing Stripes market areas. SUSS currently expects to sell 25 to 35 of its newly constructed stores to us during 2013.

Competition
We compete primarily with other independent motor fuel distributors. The market for distribution of wholesale motor fuel is highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. Significant competitive factors include the availability of major brands, customer service, price, range of services offered and quality of service, among others. We rely on our ability to provide value‑added and reliable service and to control our operating costs in order to maintain our margins and competitive position.
Seasonality
Our business exhibits some seasonality due to our customers' increased demand for motor fuel during the late spring and summer months as compared to the fall and winter months. Travel, recreation and construction activities typically increase in these months in the geographic areas in which we operate, increasing the demand for motor fuel. Therefore, the volume of motor fuel that we distribute is typically somewhat higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary from period to period.
Working Capital Requirements
We have minimal working capital requirements, as we do not hold significant amounts of inventory and we receive payment for most of the gallons we sell on approximately the same payment terms as we have with our suppliers. Both our accounts receivable and accounts payable balances may fluctuate with seasonal trends in the business as well as with increases or decreases in the cost of fuel.

Insurance
Our operations and assets are insured under an insurance program administered by SUSS. SUSS uses a combination of self-insurance and third‑party insurance with predetermined deductibles that cover certain insurable risks. SUSS' liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated undiscounted liability is established based upon analysis of historical data and includes judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position. We reimburse SUSS for insurance costs as set forth in the Omnibus Agreement.
Management believes that the amount of coverage provided is reasonable and appropriate. We have obtained directors' and officers' liability insurance for the directors and officers of our general partner.
Environmental Matters
Environmental Laws and Regulations
We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks; the release or discharge of hazardous materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of regulated materials; the exposure of persons to regulated materials; and the remediation of contaminated soil and groundwater.
Environmental laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;

•	requiring capital expenditures to comply with environmental control requirements; and

•	enjoining the operations of facilities deemed to be in noncompliance with environmental laws and regulations.
Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining or otherwise curtailing future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed of. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of hydrocarbons, hazardous substances or other wastes into the environment.
We believe we are in compliance in all material respects with applicable environmental laws and regulations, and we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. Any future change in regulatory requirements could cause us to incur significant costs.
Hazardous Substances and Releases
Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We may also be subject to third‑party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current properties or off-site waste disposal sites.
We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for remediation or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We meet these requirements primarily by maintaining insurance which we purchase from private insurers.

Environmental Reserves
As of December 31, 2012, we had no reserves for environmental matters and had no known liabilities for sites we own. Our Omnibus Agreement with SUSS provides that SUSS must indemnify us for costs that we incur for environmental liabilities and third-party claims that are based on environmental conditions in existence at the contributed properties prior to the IPO. The indemnity expires September 2015.
Underground Storage Tanks
We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency(“EPA”) has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We believe we are in compliance in all material respects with requirements applicable to our underground storage tanks.
Air Emissions
The Federal Clean Air Act (the “CAA”) and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. Under the CAA and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold or have applied for all necessary air permits and that we are in substantial compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.
Various federal, state and local agencies have the authority to prescribe product quality specifications for the motor fuels that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantial compliance with these regulations.
Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At the federal level, Congress has considered legislation to reduce GHG emissions in the United States but no such legislation has been passed. Such federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the CAA. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.
Other Government Regulation
The Petroleum Marketing Practices Act, or PMPA, is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements.
Employee Safety
We are subject to the requirements of the Occupational Safety and Health Act, or "OSHA," and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA's hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with the applicable OSHA requirements.

Title to Properties, Permits and Licenses
We believe we have all of the assets needed, including leases, permits and licenses, to operate our business in all material respects. With respect to any consents, permits or authorizations that have not been obtained, we believe that the failure to obtain these consents, permits or authorizations will not have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.
We believe we have satisfactory title to all of our assets. Title to property may be subject to encumbrances, including repurchase rights and use, operating and environmental covenants and restrictions, including restrictions on branded motor fuels that may be sold at such sites. We believe that none of these encumbrances will detract materially from the value of our sites or from our interest in these sites, nor will they interfere materially with the use of these sites in the operation of our business. These encumbrances may, however, impact our ability to sell the site to an entity seeking to use the land for alternative purposes.
Our Employees
We are managed and operated by the board of directors and executive officers of our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by SUSS and its affiliates. Our general partner and its affiliates have approximately 100 employees performing services for our operations, and appropriate costs are allocated to us. We believe that our general partner and its affiliates have a satisfactory relationship with those employees. None of these employees are subject to collective bargaining agreements. Information concerning the executive officers of our general partner is contained in "Item 10. Executive Officers and Directors of our General Partner."
Item 1A. Risk Factors

Risks Related to Our Business

SUSS is our largest customer, and we are dependent on SUSS for a significant majority of our revenues. Therefore, we are indirectly subject to the business risks of SUSS. If SUSS changes its business strategy, is unable to satisfy its obligations under our various commercial agreements for any reason, or significantly reduces the volume of motor fuel it purchases under the SUSS Distribution Contract, our revenues will decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders will be adversely affected.
For the year ended December 31, 2012, SUSS would have accounted for approximately 65% of our revenues, 50% of our gross profit and 65% of our motor fuel volumes sold, had our initial public offering, related contribution transactions and entry into commercial contracts with SUSS occurred on January 1, 2012. As we expect to continue to derive a significant percentage of our revenues from SUSS for the foreseeable future, we are subject to the risk of nonpayment or nonperformance by SUSS under the SUSS Distribution Contract. Furthermore, the SUSS Distribution Contract does not impose any minimum volume obligations on SUSS and SUSS will have a limited ability to remove Stripes® convenience stores from the SUSS Distribution Contract. If SUSS changes its business strategy or significantly reduces the volume of motor fuel it purchases for its Stripes® convenience stores and independently operated consignment locations, our cash flows will be adversely impacted. Any event, whether in our areas of operation or otherwise, that materially and adversely affects SUSS' financial condition, results of operation or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of SUSS, some which are related to the following:

•	competitive pressures from convenience stores, gasoline stations, and non-traditional fuel retailers such as supermarkets, club stores and mass merchants located in SUSS' markets;

•	volatility in prices for motor fuel, which could adversely impact consumer demand for motor fuel;

•	increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency;

•	seasonal trends in the convenience store industry, which significantly impact SUSS' motor fuel sales;

•	the impact of severe or unfavorable weather conditions on SUSS' facilities or communications networks, or on consumer behavior, travel and convenience store traffic patterns;

•	cross‑border risks associated with the concentration of SUSS' stores in markets bordering Mexico;

•	SUSS' dependence on information technology systems;

•	SUSS' ability to build or acquire and successfully integrate new stores;

•	the operation of SUSS' retail stores in close proximity to stores of our other customers; and

•	risks relating to SUSS' substantial indebtedness and its dependence on us for cash flow generation.
Finally, we have no control over SUSS, our largest source of revenue and our primary customer. SUSS may elect to pursue a business strategy that does not favor us and our business. SUSS owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including SUSS, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.
We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to our unitholders.
We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.4375 per unit, or $1.75 per unit per year, which will require us to have available cash of approximately $9.6 million per quarter, or $38.3 million per year, based on the number of common and subordinated units currently outstanding. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on a number of factors, some of which are beyond our control, including, among other things:

•	demand for motor fuel in the markets we serve, including seasonal fluctuations in demand for motor fuel;

•	competition from other companies that sell motor fuel products in our market areas;

•	regulatory action affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs;

•	prevailing economic conditions; and

•	volatility of prices for motor fuel.
In addition, the actual amount of cash we will have available for distribution will depend on other factors including:

•	the level and timing of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	reimbursements made to our general partner and its affiliates for all direct and indirect expenses they incur on our behalf pursuant to the partnership agreement;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements to which we are a party; and

•	the amount of cash reserves established by our general partner.

The growth of our wholesale business depends in part on SUSS' ability to construct, open and profitably operate new Stripes® convenience stores. If SUSS does not construct additional Stripes® convenience stores, our growth strategy and ability to increase cash distributions to our unitholders may be adversely affected.
A significant part of our growth strategy is to increase our wholesale fuel distribution volumes and rental income relating to newly constructed Stripes® convenience stores. SUSS may not be able to construct and open new convenience stores, and any new stores that SUSS opens may be unprofitable or fail to attract expected volumes of motor fuel sales. Several factors that could affect SUSS' ability to open and profitably operate new stores include:

•	competition in targeted market areas;

•	the inability to identify and acquire suitable sites for new stores or to negotiate acceptable leases for such sites;

•	difficulties in adapting distribution and other operational and management systems to an expanded network of stores;

•	the potential inability to obtain adequate financing to fund its expansion; and

•	difficulties in obtaining governmental and other third‑party consents, permits and licenses needed to construct and operate additional stores.
Furthermore, SUSS is not obligated to construct additional Stripes® convenience stores nor enter into additional sale and leaseback transactions with respect to any newly constructed stores beyond the 75 option stores under the Omnibus Agreement. Additionally, under the SUSS Distribution Contract, SUSS will continue to have the right to convert a limited number of stores each year to third‑party consignment contracts, and the third‑party wholesalers party to such consignment contracts would not be obligated to purchase any motor fuel from us. If SUSS were to determine in the future that growth via the construction of additional Stripes® convenience stores or additional sale and leaseback transactions is not attractive or that it is more advantageous to contract for third‑party consignment sales of motor fuel at existing or future locations as opposed to SUSS selling the motor fuel, it could adversely impact our ability to grow our motor fuel volumes and rental income and our ability to make distributions to our unitholders could be adversely affected.
A substantial majority of our revenues are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, then our results of operations and financial condition could be adversely affected.
For the year ended December 31, 2012, on a pro forma basis, SUSS would have accounted for approximately 65% of our revenues, 50% of our gross profit and 65% of our motor fuel volumes sold. The SUSS Distribution Contract has (i) a term of ten years from the IPO with respect to sales of motor fuel to existing Stripes® convenience stores and consignment locations, and (ii) a term of ten years from the applicable option store closing date with respect to any Stripes® convenience stores we purchase and lease back to SUSS pursuant to the 75 store option. However, SUSS is under no obligation to renew these volumes under the SUSS Distribution Contract on similar terms or at all, and SUSS' failure to renew the SUSS Distribution Contract would have a material adverse effect on our business, liquidity and results of operations. In addition, SUSS' obligation under the Omnibus Agreement to purchase any fuel it sells in the future for its own account will expire after ten years.
Our third‑party revenues are generated under contracts with specified term lengths. As these contracts expire, they must be renegotiated or replaced. Our existing third‑party dealer distribution contracts generally have an initial term of ten years and currently have an average remaining term of approximately five years. These dealers have no obligation to renew their distribution contracts with us on similar terms or at all.
We receive rental income from 55 properties that we currently lease or sublease to third parties, and eight Stripes® locations. Our lessees have no obligation to renew their contracts. Our third‑party rental contracts typically have an initial term of five to ten years, and, as of December 31, 2012, had an average remaining life of seven years.
We may be unable to renegotiate or replace our third‑party distribution contracts or leases when they expire, and the terms of any renegotiated contracts may not be as favorable as the terms of the contracts they replace. Whether these contracts are successfully renegotiated or replaced is frequently subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our third‑party contracts or must renegotiate or replace them on less favorable terms, revenues from these arrangements could decline and our ability to make distributions to our unitholders could be adversely affected.
Our financial condition and results of operations are influenced by changes in the prices of motor fuel, which may adversely impact our margins, our customers' financial condition and the availability of trade credit.
Our operating results are influenced by prices for motor fuel, pricing volatility and the market for such products. When prices for motor fuel rise, some of our customers may have insufficient credit to purchase motor fuel from us at their historical volumes. In addition, significant and persistent increases in the retail price of motor fuel could also diminish consumer demand, which could subsequently diminish the volume of motor fuel we distribute. Furthermore, higher prices for motor fuel may reduce our access to trade credit support or cause it to become more expensive. On the other hand, significant decreases in wholesale motor fuel prices could result in lower motor fuel gross margins per gallon due to the reduction in value of discounts from our suppliers.
A significant decrease in demand for motor fuel in the areas we serve would reduce our ability to make distributions to our unitholders.
A significant decrease in demand for motor fuel in the areas that we serve could significantly reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Furthermore, seasonal fluctuations or regulatory action, including government imposed fuel efficiency standards, may affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience a reduction in our volumes distributed. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
Certain of our contracts with suppliers currently have early payment and volume‑related discounts which reduce the price we pay for motor fuel that we purchase from them. If we are unable to renew these contracts on similar terms, our gross profit will correspondingly decrease.
Certain of our contracts with suppliers currently have early payment and volume‑related discounts based on the timing of our payment and the market price of the fuel and volumes that we purchase. During the year ended December 31, 2012, on a pro forma basis, we would have received early payment and volume‑related discounts on approximately 44% of all motor fuel volumes purchased. If we were to be unable to qualify for these discounts, or unable to renew these contracts on similar terms, our gross profit would decrease, which could, in turn, reduce our cash available for distribution to our unitholders.
We currently depend on two principal suppliers for the majority of our motor fuel. A failure by a principal supplier to renew our supply agreement, a disruption in supply or an unexpected change in our supplier relationships could have a material adverse effect on our business.
For fiscal 2012, Valero supplied approximately 35% and Chevron supplied approximately 20% of our consolidated motor fuel purchases. Our supply agreement with Valero expires in July 2018 and our supply agreement with Chevron expires in August 2014. If Valero or Chevron elects not to renew their contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from them on similar terms or at all. Furthermore, a disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business, results of operation and cash available for distribution to our unitholders.
We are exposed to performance risk in our supply chain. If our suppliers are unable to sell to us sufficient amounts of motor fuel products, we may be unable to satisfy our customers' demand for motor fuel.
We rely upon our suppliers to timely provide the volumes and types of motor fuels for which they contract with us. We purchase motor fuels from a variety of suppliers under term contracts. Generally, our supply contracts do not guarantee that we will receive all of the volumes that we need to fulfill the demands of our distribution customers. In times of extreme market demand or supply disruption, we may be unable to acquire enough fuel to satisfy the fuel demand of our customers. Furthermore, the feedstock for a significant portion of our supply comes from other countries, which could be disrupted by political events. In the event that such feedstock becomes scarce, whether as a result of political events or otherwise, we may be unable to meet our customers' demand for motor fuel.

Increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency, could adversely impact our business.
Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative motor fuels, or non-fuel dependent means of transportation, could reduce demand for conventional petroleum based motor fuels. Additionally, a shift toward electric, hydrogen, natural gas or other alternative or non-fuel-powered vehicles could fundamentally change consumers' spending habits or lead to new forms of fueling destinations or new competitive pressures. Finally, new technologies have been developed and governmental mandates have been implemented to improve fuel efficiency. Any of these outcomes could potentially result in decreased consumer demand for motor fuel, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
The wholesale motor fuel distribution industry is characterized by intense competition and fragmentation, and our failure to effectively compete could result in lower margins.
The market for distribution of wholesale motor fuel is highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than us. We rely on our ability to provide value‑added, reliable services and to control our operating costs in order to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, certain of our customers could choose alternative distribution sources and our margins could decrease. While major integrated oil companies have generally continued to divest retail sites and the corresponding wholesale distribution to such sites, such major oil companies could shift from this strategy and decide to distribute their own products in direct competition with us, or large customers could attempt to buy directly from the major oil companies. The occurrence of any of these events could have a material adverse effect on our business, results of operations and cash available for distribution to our unitholders.
The motor fuel business is subject to seasonal trends, which may affect our earnings and ability to make distributions.
Our customers experience more demand for motor fuel during the late spring and summer months than during the fall and winter. Travel, recreation and construction activities typically increase in these months in the geographic areas in which we operate, increasing the demand for motor fuel. Therefore, the volume of motor fuel that we distribute is typically somewhat higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary from period to period, affecting our earnings and ability to make cash distributions.
Severe weather could adversely affect our business by damaging our suppliers or our customers' facilities or communications networks.
A substantial portion of our wholesale distribution network is located on the Texas gulf coast. Although South Texas is generally known for its mild weather, the region is susceptible to severe storms, including hurricanes. A severe storm could damage our facilities or communications networks, or those of our suppliers or our customers, as well as interfere with our ability to distribute motor fuel to our customers or our customers' ability to operate their locations. If warmer temperatures, or other climate changes, lead to changes in extreme weather events, including increased frequency, duration or severity, these weather‑related risks could become more pronounced. Any weather‑related catastrophe or disruption could have a material adverse effect on our business and results of operations, potentially causing losses beyond the limits of the insurance we currently carry.
Negative events or developments associated with our branded suppliers could have an adverse impact on our revenues.
We believe that the success of our operations is dependent, in part, on the continuing favorable reputation, market value and name recognition associated with the motor fuel brands sold both at Stripes® convenience stores and to independent, branded dealers. Erosion of the value of those brands could have an adverse impact on the volumes of motor fuel we distribute, which in turn could have a material adverse effect on our financial condition and ability to make distributions to our unitholders.

If we cannot otherwise agree with SUSS on fuel supply terms for volumes we sell to SUSS in the future (other than for stores purchased by us pursuant to our sale and leaseback option), then we will be required to supply volumes at a price equal to our motor fuel cost plus the alternate fuel sales rate, which will be substantially less than the fixed profit margin of three cents per gallon we will receive for motor fuel sold pursuant to the SUSS Distribution Contract. Furthermore, if certain of our operating costs increase significantly, we may not realize our anticipated profit margin with regard to motor fuel distributed to SUSS at the alternate fuel sales rate.
Our Omnibus Agreement provides that if we cannot agree with SUSS on fuel supply terms for volumes we sell to SUSS in the future (other than for stores purchased by us pursuant to our sale and leaseback option), we will be required to distribute motor fuel to SUSS' newly built, acquired or added retail stores or consignment locations at a price equal to our motor fuel cost plus the alternate fuel sales rate, which will be substantially less than the fixed profit margin of three cents we receive for motor fuel sold pursuant to the SUSS Distribution Contract. The alternate fuel sales rate is a per gallon fee we will receive equal to our prior year per‑gallon motor fuel distribution costs, excluding the cost of the motor fuel, plus 30% of such costs. Our motor fuel distribution costs include direct distribution expenses as well as general and administrative expenses, maintenance capital expenditures, franchise taxes and other miscellaneous costs. Under the Omnibus Agreement, the alternate fuel sales rate will reset annually, but the fixed fee included in the rate for a given year will be based on our motor fuel distribution costs for the immediately preceding year.
Accordingly, even though the alternate fuel sales rate will reset annually, we may not realize our anticipated profit margin on motor fuel distributed to SUSS at the alternate fuel sales rate. If our operating costs significantly increase in a given year as compared to immediately preceding year operating costs, the profit margin we receive for fuel distributed at the alternate fuel sales rate will be reduced, which will negatively impact our results of operations and cash available for distribution to our unitholders.
Due to our lack of geographic diversification, adverse developments in our operating areas could adversely affect our results of operations and cash available for distribution to our unitholders.
Our operations are located in Texas, New Mexico, Louisiana and Oklahoma. Due to our lack of geographic diversification, an adverse development in the areas in which we operate, such as a catastrophic weather event or a decrease in demand for motor fuel, could have a significantly greater impact on our results of operations and cash available for distribution than it would if we operated in more diverse locations.
If we do not make acquisitions on economically acceptable terms, our future growth may be limited.
Our ability to grow depends substantially on our ability to make acquisitions that result in an increase in available cash per unit. We intend to expand our dealer distribution network through acquisitions, and we anticipate that we may jointly pursue mutually beneficial acquisition opportunities with SUSS. However, we may be unable to take advantage of accretive opportunities for any of the following reasons:

•	we are unable to identify attractive acquisition opportunities or negotiate acceptable terms;

•	we are unable to reach an agreement with SUSS regarding the terms of jointly pursued acquisitions;

•	we are unable to raise financing for such acquisitions on economically acceptable terms; or

•	we are outbid by competitors.
Pursuant to the Omnibus Agreement, we have a three-year option to purchase up to 75 new or recently constructed Stripes® convenience stores from SUSS and lease them back to SUSS on specified terms set forth in a lease agreement, including a specified lease rate, for an initial term of 15 years. However, such specified terms may not be economically favorable to us in the future, and we may not choose to exercise this option.
In addition, we expect to grow through additional sale and leaseback transactions with SUSS beyond the 75 store option set forth in the Omnibus Agreement. However, SUSS is under no obligation to pursue acquisitions with us, enter into additional sale and leaseback arrangements with us beyond the 75 store option or generally pursue projects that enhance the value of our business. Finally, we may complete acquisitions which at the time of completion we believe will be accretive, but which ultimately may not be accretive. If any of these events were to occur, our future growth would be limited.

Any acquisitions we complete are subject to substantial risks that could reduce our ability to make distributions to unitholders.
Even if we do make acquisitions that we believe will increase available cash per unit, these acquisitions may nevertheless result in a decrease in available cash per unit. Any acquisition involves potential risks, including, among other things:

•	we may not be able to obtain the cost savings and financial improvements we anticipate or acquired assets may not perform as we expect;

•	we may not be able to successfully integrate the businesses we acquire;

•
we may fail or be unable to discover some of the liabilities of businesses that we acquire, including liabilities resulting from a prior owner's noncompliance with applicable federal, state or local laws;

•	acquisitions may divert the attention of our senior management from focusing on our core business;

•	we may experience a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions; and

•	we face the risk that our existing financial controls, information systems, management resources and human resources will need to grow to support future growth.
Our operations are subject to federal, state and local laws and regulations pertaining to environmental protection and operational safety that may require significant expenditures or result in liabilities that could have a material adverse effect on our business.
Our business is subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the exposure of persons to regulated materials. A violation of, liability under or compliance with these laws or regulations or any future environmental laws or regulations, could have a material adverse effect on our business and results of operations.
Where releases of refined petroleum products, renewable fuels and crude oil have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. The costs associated with the investigation and remediation of contamination, as well as any associated third‑party claims, could be substantial, and could have a material adverse effect on our business and results of operations and our ability to make distributions to our unitholders.
New, stricter environmental laws and regulations could significantly increase our costs, which could adversely affect our results of operations and financial condition.
The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. However, there can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.
We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products we purchase, store, transport and sell to our distribution customers.
Various federal, state and local government agencies have the authority to prescribe specific product quality specifications for certain commodities, including commodities that we distribute. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product, require us to incur additional handling costs and/or require the expenditure of capital. If we are unable to procure product or recover these costs through increased sales, we may not be able to meet our financial obligations. Failure to comply with these regulations could result in substantial penalties.

The dangers inherent in the storage of motor fuel could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.
We store motor fuel in underground and above ground storage tanks. Our operations are subject to significant hazards and risks inherent in storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally‑imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could significantly disrupt our operations or expose us to significant liabilities, to the extent such liabilities are not covered by insurance. Therefore, the occurrence of such an event could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
We are not fully insured against all risks incident to our business.
We are not fully insured against all risks incident to our business. We may be unable to obtain or maintain insurance with the coverage that we desire at reasonable rates. As a result of market conditions, the premiums and deductibles for certain of our insurance policies have increased and could continue to do so. Certain insurance coverage could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial condition and ability to make distributions to our unitholders.
Future litigation could adversely affect our financial condition and results of operations.
We are occasionally exposed to various litigation claims in the ordinary course of our business, including dealer litigation and industry-wide or class‑action claims arising from the equipment or processes we use or employ or industry‑specific business practices. If we were to become subject to any such claims in the future, our defense costs and any resulting awards or settlement amounts may not be fully covered by our insurance policies. An unfavorable outcome or settlement of any future lawsuits could have a material adverse effect on our financial condition, results of operation and cash available for distribution to our unitholders.
We rely on SUSS for transportation of all of our motor fuel, which in turn relies, in part, on third‑party transportation providers. As a result, a change in SUSS' transportation providers, a significant change in SUSS' relationship with its transportation providers or nonperformance or a disruption of motor fuel transportation services by SUSS or by SUSS' transportation providers could have a material adverse effect on our business.
SUSS transports all of our motor fuel from terminals to its Stripes® convenience stores and consignment locations, and to our third‑party dealers and other customers pursuant to the SUSS Transportation Contract. SUSS transports a portion of our motor fuel itself and has contracts with third‑party transportation carriers for the remainder of our motor fuel. SUSS' third‑party contracts with its transportation providers may be terminated by either party upon 30 days' notice. A change in transportation providers, a significant change in SUSS' relationship with its transportation providers or nonperformance or a disruption in service by SUSS or by SUSS' transportation providers could have a material adverse effect on our business, results of operations and cash available for distribution.
We rely on our suppliers to provide trade credit terms to adequately fund our ongoing operations.
Our business is impacted by the availability of trade credit to fund fuel purchases. An actual or perceived downgrade in our liquidity or operations (including any credit rating downgrade by a rating agency) could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit, or otherwise materially modify their payment terms. Any material changes in our payments terms, including early payment discounts, or availability of trade credit provided by our principal suppliers could impact our liquidity, results of operations and cash available for distribution to our unitholders.
Because we depend on our senior management's experience and knowledge of our industry, we could be adversely affected were we to lose key members of our senior management team.
We are dependent on the expertise and continued efforts of our general partner's senior management team. If, for any reason, our senior executives do not continue to be active in our management, our business, financial condition or results of operations could be adversely affected. In addition, other than the key man life insurance for Sam L. Susser held by SUSS, our general partner does not maintain key man life insurance on its senior executives and other key employees.

Terrorist attacks and threatened or actual war may adversely affect our business.
Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control. Terrorist attacks or threats, whether within the United States or abroad, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers may adversely impact our operations. Specifically, strategic targets such as energy related assets (which could include refineries that produce the motor fuel we purchase or ports in which crude oil is delivered) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could have an adverse impact on energy prices, including prices for motor fuels, and an adverse impact on our operations. Any or a combination of these occurrences could have a material adverse effect on our business, results of operations and cash available for distribution to our unitholders.
We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems or an act of cyber‑terrorism could adversely affect our business.
We depend on our information technology (IT) systems to manage numerous aspects of our business transactions and provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, cyber‑security breaches or cyber‑terrorism, and computer viruses. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.
Our future debt levels may impair our financial condition.
We had $184.9 million of debt outstanding as of December 31, 2012, of which $148.2 million was secured by marketable securities. We have the ability to incur additional debt under our revolving credit facility. The level of our future indebtedness could have important consequences to us, including:

•	making it more difficult for us to satisfy our obligations with respect to our credit agreement governing our revolving credit facility;

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, the execution of our growth strategy and other activities;

•
requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt, which would reduce our cash flow available to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other activities;

•
making us more vulnerable to adverse changes in general economic conditions, our industry and government regulations and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions; and

•	placing us at a competitive disadvantage compared with our competitors that have less debt.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service our debt will depend on market interest rates, since we anticipate that the interest rates applicable to our borrowings will fluctuate. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.
Our credit facilities have substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our credit facilities and any future financing agreements may restrict our ability to finance future operations or capital needs, to engage in or expand our business activities or to pay distributions to our unitholders. For example, our credit facilities restricts our ability to, among other things:

•	Incur additional debt or issue guarantees;

•	Incur or permit liens to exist on certain property;

•	Make certain investments, acquisitions or other restricted payments;

•	Modify or terminate certain material contracts; and

•	Merge or dispose of all or substantially all of our assets.
In addition, our revolving credit agreement contains covenants requiring us to maintain certain financial ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.
Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our new credit facilities that are not cured or waived within the appropriate time periods provided in the applicable credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions to our unitholders will be inhibited and our lenders' commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.
We depend on cash flow generated by our subsidiaries.
We are a holding company with no material assets other than the equity interests in our subsidiaries. We have three subsidiaries that conduct all of our operations and own all of our assets. These subsidiaries are distinct legal entities and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and our subsidiaries may not be able to, or be permitted to, make distributions to us. In the event that we do not receive distributions from our subsidiaries, we may be unable to meet our financial obligations or make distributions to our unitholders.
The impact of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of changes in commodity prices and interest rates and other risks associated with our business.
The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions or positions would be exempt from these position limits. The financial reform legislation may also require compliance with margin requirements and with certain clearing and trade‑execution requirements in connection with certain derivative activities, although the application of those provisions is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.
The final rules will be phased in over time according to a specified schedule which is dependent on the finalization of certain other rules to be promulgated jointly by the CFTC and the SEC. The Dodd-Frank Act and any new regulations could significantly increase the cost of some derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of some derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and potentially increase our exposure to less creditworthy counterparties. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
Risks Related to Our Structure
SUSS owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including SUSS, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.
SUSS owns and controls our general partner and appoints all of the officers and directors of our general partner. All of the officers and certain of the directors of our general partner are also officers and/or directors of SUSS. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to SUSS. Therefore, conflicts of interest may arise between SUSS and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•
Neither our partnership agreement nor any other agreement requires SUSS to pursue a business strategy that favors us. The affiliates of our general partner have fiduciary duties to make decisions in their own best interests and in the best interest of their owners, which may be contrary to our interests. In addition, our general partner is allowed to take into account the interests of parties other than us or our unitholders, such as SUSS, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•
All of the officers and certain of the directors of our general partner are also officers and/or directors of SUSS and owe fiduciary duties to SUSS. Certain officers of our general partner will also devote significant time to the business of SUSS and will be compensated by SUSS accordingly.

•	Other than as provided in the Omnibus Agreement, SUSS is not limited in its ability to compete with us and may offer business opportunities or sell assets to parties other than us.

•
The limited partner interests that SUSS owns permit it to effectively control any vote of our limited partners. SUSS is entitled to vote its units in accordance with its own interests, which may be contrary to the interests of our other unitholders.

•
Our partnership agreement limits the liability of, and reduces the fiduciary duties owed by, our general partner and also restricts the remedies available to unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.

•
Our general partner determines the amount and timing of asset purchases and sales, borrowings, repayment of indebtedness and issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders.

•	Our general partner determines whether or not to purchase and lease stores to SUSS pursuant to our 75 store option.

•
Our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure or an expansion capital expenditure. These determinations can affect the amount of cash that is distributed to our unitholders which, in turn, affects the ability of the subordinated units to convert to common units.

•
Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period.

•
Our partnership agreement permits us to distribute up to $25 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights.

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf. There is no limitation on the amounts our general partner can cause us to pay it or its affiliates.

•	Our general partner has limited its liability regarding our contractual and other obligations.

•	Our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units.

•
Our general partner controls the enforcement of obligations owed to us by it and its affiliates. In addition, our general partner will decide whether to retain separate counsel or others to perform services for us.

•
SUSS may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to SUSS' incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Our general partner has limited its liability regarding our obligations.
Other than with respect to our new credit facilities, our general partner has limited its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner's fiduciary duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
Our partnership agreement requires that we distribute all of our available cash to our unitholders, and we will rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.
In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our credit facilities on our ability to issue additional units, including units ranking senior to the common units. The incurrence of bank borrowings or other debt to finance our growth strategy will result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.
SUSS may compete with us or contract with third‑party wholesalers to distribute motor fuel to SUSS' convenience stores on a consignment basis.
Pursuant to the Omnibus Agreement and SUSS Distribution Contract, for a period of ten years, we are the exclusive distributor of all motor fuel purchased by SUSS for its existing Stripes® convenience stores and independently operated consignment locations. Additionally, SUSS must purchase any motor fuel it sells at its newly built, acquired or added retail stores from us, except if such stores are already party to a supply agreement or in the case of third-party consignment sales described below. If these provisions of the SUSS Distribution Contract and Omnibus Agreement expire at the end of their respective ten-year terms and are not renewed, SUSS will no longer be required to purchase motor fuel from us (except in the case of delivery arrangements that under the SUSS Distribution Contract extend beyond the ten-year term). SUSS could then compete with us to deliver motor fuel to its Stripes® stores and consignment locations. Furthermore, subject to our right to participate in acquisitions, SUSS is permitted to compete with us for investment opportunities, and SUSS is permitted to own an interest in entities that compete with us.
Under the Omnibus Agreement, SUSS continues to have the right to contract for third‑party consignment sales of motor fuel with other wholesalers at any newly constructed or acquired locations. Under these arrangements, as the consignee, SUSS would not purchase any fuel and would instead receive a commission on sales made by the wholesaler. As a result, we will not distribute any volumes nor earn any revenues for fuel sold at these locations. SUSS is under no obligation to purchase fuel from us for its convenience stores if it determines that consignment arrangements with third parties are more advantageous to SUSS and its shareholders.
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and SUSS. Any such person or entity is not liable to us or to any limited partner under our partnership agreement for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.
Our partnership agreement limits the liability and duties of our general partner and restricts the remedies available to us and our common unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
              Our partnership agreement limits the liability and duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. By purchasing common units, common unitholders consent to be bound by the partnership agreement, and pursuant to our partnership agreement, each holder of common units consents to various actions and conflicts of interest contemplated in our partnership agreement that might otherwise constitute a breach of fiduciary or other duties under Delaware law. Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example:

•
Our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, our common unitholders. Decisions made by our general partner in its individual capacity will be made by SUSS, as the owner of our general partner, and not by the board of directors of our general partner. Examples of these decisions include:

•	Whether to exercise its limited call right;

•	How to exercise its voting rights with respect to any units it may own;

•	Whether to exercise its registration rights; and

•	Whether or not to consent to any merger or consolidation or amendment to our partnership agreement.

•
Our partnership agreement provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed that the decisions were not adverse to the interests of our partnership.

•
Our partnership agreement provides that our general partner and the officers and directors of our general partner will not be liable for monetary damages to us for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those persons acted in bad faith or, in the case of a criminal matter, acted with knowledge that such person's conduct was criminal.

•
Our partnership agreement provides that our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners with respect to any transaction involving an affiliate if the transaction with an affiliate or the resolution of a conflict of interest is:

•	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; or

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates; or

•	the board of directors of our general partner acted in good faith in taking any action or failing to act.
If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner.
              Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf pursuant to the Omnibus Agreement and our partnership agreement. Neither our partnership agreement nor our Omnibus Agreement will limit the amount of expenses for which our general partner and its affiliates may be reimbursed. Our Omnibus Agreement and partnership agreement provide that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce the amount of cash available to pay cash distributions to our unitholders.
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. Although we do not believe, based upon our current operations, that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
We are subject to the entity-level Texas franchise tax. Imposition of any such additional taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such legislation will be reintroduced or will ultimately be enacted. However, it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.
In addition to the risks discussed above, there are certain risks associated with an investment in our common units and the ownership of a limited partner interest in us, including tax risks to our unitholders. For a discussion of those particular risks, please see the section of the final prospectus filed with the U.S. Securities Exchange Commission in connection with our IPO on September 21, 2012 captioned "Risk Factors".

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In addition to the information presented under "Item 1. Business - Our Business and Properties," the following table provides summary information of our owned and leased real property as of December 31, 2012, inclusive of executed renewal options:

		Leased Locations by Expirations
	Owned	0-5 Years	6-10 Years	11-15 Years	16 + Years	Total
Wholesale dealer and consignment sites	43	2	6	4	—	55
Stripes locations	8	—	—	—	—	8
Total	51	2	6	4	—	63

Item 3. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations. Similarly, we do not believe that any legal proceedings involving our Predecessor will have a material impact on our financial condition or results of operations. Our general partner is not involved in any legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our public common units began trading on the NYSE under the symbol "SUSP" on September 20, 2012. Prior to that time, there was no public market for our securities. As of December 31, 2012, SUSS owned 14,436 common units and 10,939,436 subordinated units, which together constitute a 50.1% ownership interest in us. We issued 10,925,000 common units to the public in connection with our IPO. There are three record holders of our outstanding common units as of March 15, 2012.

The following table sets forth the range of the high and low closing prices of our common units and cash distributions to common unitholders for the period from September 20, 2012, the date our shares began trading.

	Sales Price per Common Unit		Quarterly Cash Distribution per Unit
	High	Low		Distribution Date	Record Date
Quarter Ended
December 31, 2012	$26.34	$23.09	$0.4375	March 1, 2013	February 19, 2013
September 30, 2012 (1)	$24.10	$22.52	0.0285	November 29, 2012	November 19, 2012
(1) Sales price per common unit from September 20, 2012, the commencement date of trading. Quarterly cash distribution per unit was prorated for the six days of operation from September 25, 2012 to September 30, 2012.

Distributions of Available Cash
General

Our partnership agreement requires that, within 60 days after the end of each quarter, beginning with the quarter ending September 30, 2012, we distribute our available cash to unitholders of record on the applicable record date. The distribution for the quarter ended September 30, 2012 was adjusted for the number of days beginning with the completion of the IPO.

Definition of Available Cash

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of the quarter;

less, the amount of cash reserves established by our general partner at the date of determination of available cash for the quarter to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments or other agreements or any other obligation; or

•
provide funds for distributions to our unitholders for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions unless it determines that the establishment of those reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

plus, if our general partner so determines on the date of determination, all or any portion of the cash on hand immediately prior to the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

Minimum Quarterly Distribution

We intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.4375 per unit, or $1.75 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including payments to our general partner and its affiliates. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

Incentive Distribution Rights

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

Subordinated Units

SUSS owns, directly or indirectly, all of our subordinated units. The principal difference between our common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units will not be entitled to receive any distribution until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. To the extent that we do not pay the minimum quarterly distribution on our common units, our common unitholders will not be entitled to receive such payments in the future except during the subordination period. Subordinated units will not accrue arrearages. To the extent that we have available cash in any future quarter during the subordination period in excess of the amount necessary to pay the minimum quarterly distribution to holders of our common units, we will use this excess available cash to pay any distribution arrearages on the common units related to prior quarters before any cash distribution is made to holders of subordinated units. When the subordination period ends, all of the subordinated units will convert into an equal number of common units.

The subordination period will end on the first business day after we have earned and paid at least (1) $1.75 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2015 or (2) $2.625 (150% of the annualized minimum quarterly distribution) on each outstanding common and subordinated unit and the related distributions on the incentive distribution rights for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on our common units at that time.

The subordination period also will end upon the removal of our general partner other than for cause if no subordinated units or common units held by the holder(s) of subordinated units or their affiliates are voted in favor of that removal.

Item 6. Selected Financial Data

The following table shows selected historical financial data of our Predecessor and the Partnership for the periods and as of the dates indicated. The selected consolidated financial data as of December 31, 2010 and 2011 and for the years ended December 31, 2009, 2010 and 2011 are derived from the audited consolidated financial statements of the Predecessor. The selected historical financial data for the year ended December 31, 2012 includes the combined results of the Predecessor through September 24, 2012 and the Partnership for the period from September 25, 2012 through December 31, 2012, all derived from the Partnership's 2012 audited financial statements. The selected financial data as of December 31, 2008 and 2009 and for the year ended December 31, 2008 are derived from the unaudited consolidated financial statements of the Predecessor.
Our assets have historically been a part of the integrated operations of SUSS, and the Predecessor distributed motor fuel and other petroleum products to SUSS without any profit margin. Accordingly, the gross profit in the Predecessor's historical consolidated financial statements relate only to gross profit received from third parties for our wholesale distribution services. In addition, the Predecessor's results of operations included results from consignment contracts retained by SUSS. At these consignment locations, the Predecessor provided and controlled motor fuel inventory and retail price at the site and received the actual retail selling price for each gallon sold, less a commission paid to the independent operator of the location, instead of the fixed profit margin per gallon that we receive for fuel supplied to SUSS for existing consignment locations. For this reason, as well as the other factors described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” our future results of operations are not comparable to the Predecessor's historical results of operations.

	Predecessor Historical
	Fiscal Year Ended December 31,
	2008	2009	2010	2011	2012 (1)
	(in thousands, except per unit data)
Statement of Income Data:
Revenues:
Motor fuel sales to third parties	$1,323,494	$875,891	$1,094,273	$1,549,143	$1,694,025
Motor fuel sales to affiliates	1,571,810	1,205,890	1,578,653	2,257,788	2,570,757
Rental income	3,676	4,245	5,351	5,467	5,045
Other income	5,254	7,462	5,515	7,980	7,514
Total revenues	2,904,234	2,093,488	2,683,792	3,820,378	4,277,341
Gross profit:
Motor fuel sales to third parties	29,844	20,584	26,065	31,217	33,292
Motor fuel sales to affiliates	—	—	—	—	7,781
Rental income	3,676	4,245	5,351	5,467	5,045
Other	4,506	7,501	4,683	6,339	5,384
Total gross profit	38,026	32,330	36,099	43,023	51,502
Operating expenses:
Selling, general and administrative	14,545	13,899	16,506	19,751	20,718
Loss (gain) on disposal of assets	(66)	(6)	86	221	341
Depreciation, amortization and accretion	4,423	4,901	4,771	6,090	7,031
Total operating expenses	18,902	18,794	21,363	26,062	28,090
Income from operations	19,124	13,536	14,736	16,961	23,412
Interest expense, net	29	191	284	324	809
Income tax expense	6,874	4,831	5,236	6,039	5,033
Net income	$12,221	$8,514	$9,216	$10,598	$17,570
Net income per limited partner unit (2)					$0.42
Cash distribution per unit (2)					$0.47
Cash Flow Data:
Net cash provided by (used in):
Operating activities		9,833	17,469	14,263	16,510
Investing activities		(11,025)	(14,308)	(18,751)	(190,971)
Financing activities		—	1,142	(21)	180,973

	Predecessor Historical
	Fiscal Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$1,638	$446	$4,749	$240	$6,752
Property and equipment, net	47,969	47,602	35,247	39,049	68,173
Total assets	158,673	192,857	202,587	231,316	355,800
Total liabilities	71,188	96,858	97,372	115,503	277,468
Total unitholder's equity	87,485	95,999	105,215	115,813	78,332

(1) Results represent Predecessor activity prior to September 25, 2012, and Partnership activity beginning September 25, 2012.
(2) Calculated based on operations since September 25, 2012, the date of our IPO.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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
EBITDA, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote (1) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, and distributable cash flow in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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
For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of March 29, 2013. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
We are a growth-oriented Delaware limited partnership formed by SUSS to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. We closed the initial public offering of our common units, including related restructuring transactions and entry into certain key agreements with SUSS, as more particularly described in the prospectus relating to our initial public offering on September 25, 2012.
SUSS operates approximately 560 retail convenience stores under its proprietary Stripes® convenience store brand, primarily in growing Texas markets. Stripes is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us. For the year ended December 31, 2012, we distributed 889.8 million gallons of motor fuel to Stripes® convenience stores and SUSS' consignment locations, and 560.2 million gallons of motor fuel to other third party customers. We believe we are the largest independent motor fuel distributor by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States.
In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas and in Louisiana, New Mexico and Oklahoma to:

•	Stripes® convenience stores, pursuant to the SUSS Distribution Contract;

•	approximately 90 other independently operated consignment locations where SUSS sells motor fuel to retail customers, also pursuant to the SUSS Distribution Contract;

•	over 480 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	over 1,600 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
We entered into several agreements with SUSS concurrent with our IPO. See "Item 13. Certain Relationships, Related Transactions and Director Independence" for information regarding related party transactions.

Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. We have based our expectations described below on assumptions made by us and on the basis of information currently available to us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results. Read “Item 1A. Risk Factors” for additional information about the risks associated with purchasing our common units.

Regional Trends
The majority of our fuel distribution business is conducted in Texas. The economy in Texas continues to fare better than many other parts of the nation, partly as a result of a relatively stable housing market and strong population growth and job creation. In 2012, Texas ranked first in the United States for job growth according to the U.S. Bureau of Labor Statistics and first in the United States for population growth for the ten-year period ended 2010 as reflected in the 2010 census report. We also believe the significant expansion of oil and gas development in the Eagle Ford Shale and Permian Basin has resulted in increased motor fuel usage in South and West Texas.
The Texas Comptroller of Public Accounts has reported that gasoline gallons taxed in Texas have grown significantly during the last several decades. From 1989 to 2012, gasoline consumption grew approximately 44.9% from 8.5 billion gallons to 12.3 billion gallons, or at an approximate 1.6% compound annual growth rate. Gasoline consumption grew in 18 of the 23 years during the period. As of 2011, Texas motor gasoline consumption totaled approximately 8.9% of U.S. consumption. Similarly, diesel gallons taxed in Texas have grown significantly during the last several decades. From 1989 to 2012, diesel consumption grew approximately 152.2%, from 1.6 billion gallons to 4.0 billion gallons, or at an approximate 4.1% compound annual growth rate. Diesel consumption grew in 18 of the 23 years during this period.

Industry Consolidation
We believe that there is considerable opportunity for consolidation in our industry as major integrated oil companies continue to divest sites they own or lease, and independent dealers have experienced pressure from increased competition from non-traditional fuel suppliers, such as Walmart and grocery store chains. We intend to capitalize on the relationship between our wholesale business and SUSS' complementary retail business by jointly pursuing mixed asset acquisition opportunities with SUSS which may not be attractive to a pure wholesaler or pure retailer. Pursuant to the Omnibus Agreement, we will have a right to negotiate with SUSS to acquire any third‑party distribution contracts and to distribute fuel to any retail stores or consignment locations included in a potential acquisition under consideration by SUSS, other than any retail stores already party to an existing supply agreement. We therefore expect to have the opportunity to participate with SUSS in acquiring convenience store operations and related wholesale distribution businesses through (i) directly purchasing any dealer distribution contracts or other wholesale distribution contracts and assets owned by the acquisition target, (ii) selling additional fuel volumes to convenience stores that SUSS acquires or to SUSS for any acquired consignment locations, and (iii) entering into additional sale and leaseback arrangements with respect to acquired stores. We believe these opportunities will provide for growth in both our fuel volumes and rental income.

Seasonality
Our business exhibits some seasonality due to our customers' increasing demand for motor fuel during the late spring and summer months as compared to the fall and winter months. Travel, recreation and construction activities typically increase in these months in the geographic areas in which we operate, increasing the demand for motor fuel. Therefore, the volume of motor fuel that we distribute is typically somewhat higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary from period to period.

How We Evaluate and Assess Our Business
Our management uses a variety of financial measurements to analyze our performance. Key measures we use to evaluate and assess our business include the following:

•
Motor fuel gallons sold. One of the primary drivers of our business is the total volume of motor fuel sold. Our long-term fuel distribution contracts with our customers, including SUSS, typically provide that we will distribute motor fuel at a fixed, volume‑based profit margin. As a result, our gross profit is directly tied to the volume of motor fuel that we distribute.

•
Gross profit per gallon. Gross profit per gallon reflects the gross profit on motor fuel divided by the number of gallons sold, which we typically express in terms of cents per gallon. Historically, sales of motor fuel to SUSS' retail convenience stores have been at cost and therefore, our Predecessor earned profits only on gallons sold to third parties. Pursuant to the SUSS Distribution Contract, we receive a fixed profit margin per gallon on all of the motor fuel we distribute to Stripes® convenience stores and to SUSS' consignment locations. The financial impact of this fee, if it had been generated on our historical volumes sold, is reflected in our discussion of pro forma results of operations later in this section. Our gross profit cents per gallon varies among our third‑party customers and is impacted by the availability of certain discounts and rebates from our suppliers. Pursuant to the SUSS Transportation Contract, SUSS arranges for motor fuel to be delivered from our suppliers to our customers, with the costs being passed entirely along to our customers. As a result, our cost to purchase fuel and any transportation costs that we incur are generally passed through to our customers, and therefore do not have a substantial impact on our gross profit cents per gallon.

•
Adjusted EBITDA and distributable cash flow. We define Adjusted EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion, as further adjusted to exclude allocated non-cash stock‑based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as the gain or loss on disposal of assets. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash state franchise expense, maintenance capital expenditures and other non-cash adjustments.

We believe Adjusted EBITDA and distributable cash flow are useful to investors in evaluating our operating performance because:

•	securities analysts and other interested parties use such metrics as measures of financial performance, ability to make distributions to our unitholders and debt service capabilities;

•	they are used as performance measures under our revolving credit facility; and

•	they are used by our management for internal planning purposes, including aspects of our consolidated operating budget and capital expenditures.
For a reconciliation of Adjusted EBITDA and distributable cash flow to their most directly comparable financial measure calculated and presented in accordance with GAAP, read “Key Operating Metrics” below.
Factors Affecting Comparability of our Financial Results
The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations for the reasons described below:
Revenues and Gross Profits. Our assets have historically been a part of the integrated operations of SUSS, and our Predecessor distributed motor fuel and other petroleum products to SUSS without any profit margin. Accordingly, the revenues and gross profits in our Predecessor's historical consolidated financial statements do not include the profit margin on fuel sold to SUSS. In addition, our Predecessor's results of operations included results from consignment contracts that were retained by SUSS following the completion of the IPO.
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
Income Tax Expense. Our Predecessor was part of a taxable corporation, and as such, was allocated a portion of federal income tax expense. Our income tax expense only includes applicable Texas franchise tax and any federal and state income taxes related to PropCo.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance. Historical results include our Predecessor's results of operations. See the table below for a disaggregation of 2012 results between our Predecessor (prior to September 25, 2012) and the Partnership (beginning September 25, 2012). The following information is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

	Year Ended
	December 31, 2010		December 31, 2011		December 31, 2012 (1)
	Predecessor		Predecessor
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenues:
Motor fuel sales to third parties (2)	$1,094,273		$1,549,143		$1,694,025
Motor fuel sales to affiliates (2)	1,578,653		2,257,788		2,570,757
Rental income	5,351		5,467		5,045
Other income	5,515		7,980		7,514
Total revenue	$2,683,792		$3,820,378		$4,277,341
Gross profit:
Motor fuel gross profit to third parties (2)	$26,065		$31,217		$33,292
Motor fuel gross profit to affiliates (2)	—		—		7,781
Rental income	5,351		5,467		5,045
Other	4,683		6,339		5,384
Total gross profit	$36,099		$43,023		$51,502
Net income	$9,216		$10,598		$17,570
Adjusted EBITDA (3)	$20,145		$23,979		$31,695
Distributable cash flow (3)					10,457
Operating Data:
Total motor fuel gallons sold:
Third-party gallons	494,209		522,832		560,191
Affiliated gallons	739,104		789,578		889,755
Average wholesale selling price per gallon	$2.17		$2.90		$2.94
Motor fuel gross profit cents per gallon (2):
Third-party	5.3	¢	6.0	¢	5.9	¢
Affiliated	0.0	¢	0.0	¢	0.9	¢
Volume-weighted average for all gallons	2.1	¢	2.4	¢	2.8	¢

(1)	Results represent Predecessor activity prior to September 25, 2012 and Partnership activity beginning September 25, 2012. See the disaggregated results in the table below.

(2)
For the periods presented prior to September 25, 2012, affiliated sales only include sales to Stripes® convenience stores, for which our Predecessor historically received no margin, and third-party motor fuel sales and gross profit cents per gallon includes the motor fuel sold directly to independently operated consignment locations, as well as sales to third-party dealers and other commercial customers. Following our IPO on September 25, 2012, we sell fuel to SUSS for both Stripes® convenience stores and SUSS' independently operated consignment locations at a fixed profit margin of approximately three cents per gallon. As a result, volumes sold to consignment locations are included in the calculation of third-party motor fuel revenue and gross profit in the historical operating data prior to September 25, 2012, and in the calculation of affiliated motor fuel gross profit cents per gallon, in the historical data beginning September 25, 2012.

(3)
We define EBITDA as net income before net interest expense, income tax expense and depreciation and amortization expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash state franchise tax expense, maintenance capital expenditures, and other non-cash adjustments. Adjusted EBITDA and distributable cash flow are not financial measures calculated in accordance with GAAP. Distributable cash flow for the year ended December 31, 2012 does not include results related to our Predecessor prior to September 25, 2012.

We believe EBITDA, Adjusted EBITDA and distributable cash flow are useful to investors in evaluating our operating performance because:

•	Adjusted EBITDA is used as a performance measure under our revolving credit facility;

•	securities analysts and other interested parties use such metrics as measures of financial performance, ability to make distributions to our unitholders and debt service capabilities;

•	they are used by our management for internal planning purposes, including aspects of our consolidated operating budget, and capital expenditures; and

•
distributable cash flow provides useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

EBITDA, Adjusted EBITDA and distributable cash flow are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, Adjusted EBITDA and distributable cash flow have limitations as analytical tools, and one should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our total cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our revolving credit facility or term loan;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012
	Predecessor
	(in thousands)
Net income	$9,216	$10,598	$17,570
Depreciation, amortization and accretion	4,771	6,090	7,031
Interest expense, net	284	324	809
Income tax expense	5,236	6,039	5,033
EBITDA	19,507	23,051	30,443
Non-cash stock-based compensation	552	707	911
Loss on disposal of assets and impairment charge	86	221	341
Adjusted EBITDA	$20,145	$23,979	$31,695

The following table is a summary of our results of operations for the twelve months ended December 31, 2012, disaggregated for the periods preceding and following our IPO:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP
	January 1, 2012 Through September 24, 2012	September 25, 2012 Through December 31, 2012	Twelve Months Ended December 31, 2012
	(in thousands)
Revenues:
Motor fuel sales to third parties	$1,339,980	$354,045	$1,694,025
Motor fuel sales to affiliates	1,848,655	722,102	2,570,757
Rental income	4,023	1,022	5,045
Other income	5,764	1,750	7,514
Total revenue	3,198,422	1,078,919	4,277,341
Gross profit:
Motor fuel gross profit to third parties	27,678	5,614	33,292
Motor fuel gross profit to affiliates	6	7,775	7,781
Rental income	4,023	1,022	5,045
Other	4,287	1,097	5,384
Total gross profit	35,994	15,508	51,502
Net income	$8,420	$9,150	$17,570
Adjusted EBITDA (a)	$20,272	$11,423	$31,695
Distributable cash flow (a)		$10,457
(a) Reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP
	January 1, 2012 Through September 24, 2012	September 25, 2012 Through December 31, 2012	Twelve Months Ended December 31, 2012
	(in thousands)
Net income	$8,420	$9,150	$17,570
Depreciation, amortization and accretion	5,735	1,296	7,031
Interest expense, net	269	540	809
Income tax expense	4,809	224	5,033
EBITDA	19,233	11,210	30,443
Non-cash stock-based compensation	810	101	911
Loss on disposal of assets and impairment charge	229	112	341
Adjusted EBITDA	$20,272	11,423	$31,695
Cash interest expense		439
State franchise tax expense (cash)		71
Maintenance capital expenditures		456
Distributable cash flow		$10,457

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue. Total revenue for 2012 was $4.3 billion, an increase of $457.0 million, or 12.0%, from 2011. Motor fuel sales to third parties increased $144.9 million, or 9.4%. Of this increase, $34.2 million was driven by a 2.1% increase in the wholesale selling price per gallon of motor fuel, and $110.7 million was due to a 7.1% increase in gallons sold to third parties. Motor fuel sales to affiliates increased $313.0 million, or 13.9%, from 2011. This increase consisted of $286.5 million resulting from a 12.7% increase in gallons sold to affiliates and an increase of $26.5 million related to a 1.0% increase in the wholesale selling price of motor fuel.
Cost of Sales and Gross Profit. Gross profit for 2012 was $51.5 million, an increase of $8.5 million, or 19.7%, over 2011. Gross profit on motor fuel sales to third parties increased $2.1 million primarily attributable to the 7.1% increase in gallons sold to third parties. The sales price of motor fuel sold to third parties increased by 6.1 cents per gallon, while the cost of fuel increased 6.1 cents per gallon, resulting in a negligible decrease in gross profit cents per gallon. For the Predecessor, motor fuel was sold to affiliates at cost, resulting in no gross profit on motor fuel sales to affiliates for all of 2011 and the period from January 1, 2012 through September 24, 2012. Gross profit from motor fuel sold to affiliates at a fixed three cent profit margin following the IPO from September 25, 2012, was $7.8 million.
Total Operating Expenses. For 2012, general and administrative expenses, or G&A expenses, increased by $1.5 million, or 13.8%, from 2011. The increase in G&A expenses was primarily attributable to increased cost of salaries, bonus and benefits related to annual compensation increases and headcount additions during 2012. We anticipate incurring an incremental $2.0 million of G&A expenses annually resulting from being a publicly traded partnership, of which less than $0.3 million was incurred during the fourth quarter of 2012. Other operating expenses increased $0.3 million, or 6.3%, due primarily to increased reserves for bad debt of $0.4 million and environmental costs. Depreciation, amortization and accretion expense for 2012 of $7.0 million was up $0.9 million, or 15.5%, from 2011 due to depreciation and amortization on additional capital investments, including the acquisition of 121 dealer distribution agreements made in the fourth quarter of 2011.
Income Tax Expense. For 2012, income tax expense decreased $1.0 million from 2011. The effective tax rate for 2011 was 36.3% compared to 22.3% for 2012. Income taxes for 2011 reflect state and federal income taxes of the Predecessor for the entire year. For 2012, taxes consist of state and federal income taxes of the Predecessor prior to the IPO, but since SUSP is a pass-through entity and is not subject to income tax, activity post IPO only reflects Texas franchise tax.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue. Total revenue for 2011 was $3.8 billion, an increase of $1.1 billion, or 42.4%, from 2010. Motor fuel sales to third parties increased $454.9 million, or 41.6%. Of this increase, $370.1 million was driven by a 33.8% increase in the wholesale selling price per gallon of motor fuel, and $84.8 million was due to a 5.8% increase in gallons sold to third parties. Motor fuel sales to affiliates increased $679.1 million, or 43.0%, from 2010. This increase consisted of $534.8 million related to a 33.9% increase in the wholesale selling price of motor fuel and $144.3 million related to a 6.8% increase in gallons sold to affiliates. The increase in other income of $2.5 million, or 44.7%, was primarily due to $2.1 million in increases in freight revenues from third parties.
Cost of Sales and Gross Profit. Gross profit for 2011 was $43.0 million, an increase of $6.9 million, or 19.2%, over 2010. Gross profit on motor fuel sales to third parties increased $5.2 million, partially attributable to a 13.2% increase in third party gross profit cents per gallon. While the sales price of motor fuel sold to third parties increased by 74.9 cents per gallon, the cost of fuel increased by 74.2 cents per gallon, resulting in a 0.7 cents per gallon increase in gross profit, or a $3.4 million increase in gross profit. Also contributing to the increase in motor fuel gross profit from third parties was the 5.8% increase in gallons sold, resulting in an additional $1.7 million of motor fuel gross profit from third parties. Motor fuel was sold to affiliates at cost, resulting in no gross profit on motor fuel sales to affiliates. The $1.7 million increase in other gross profit was primarily related to the growth in transportation services.
Total Operating Expenses. For 2011, general and administrative expenses increased by $2.1 million, or 24.5%, from 2010. Of this amount, $0.8 million of the increase was due to higher salaries and benefits, partially related to annual compensation increases and partially related to additional headcount. Another $0.6 million of the increase in general and administrative expenses was due to increased bonus expense. An additional $0.2 million of corporate overhead expenses was allocated from SUSS in 2011 versus 2010. Other operating costs increased $0.6 million, or 15.2%, in 2011, consisting of increases in maintenance costs of $0.3 million, customer service costs of $0.2 million and property taxes of $0.1 million. Depreciation, amortization and accretion expense for 2011 of $6.1 million was up $1.3 million, or 27.6%, from 2010 due to depreciation and amortization expense on capital investments, including an acquisition made in the fourth quarter of 2010 and an acquisition made in the fourth quarter of 2011.
Income Tax Expense. Income tax expense increased $0.8 million, or 15.3%, due to the increase in operating income. The effective tax rate for 2010 was 36.2% compared to 36.3% for 2011.

Pro Forma Results of Operations
We have provided below certain supplemental pro forma information for the years ended December 31, 2010, 2011 and 2012, which give pro forma effect to (i) the contribution by our Predecessor to us of substantially all of the assets and operations comprising its wholesale motor fuel distribution business (other than its motor fuel consignment business and transportation assets and substantially all of its accounts receivable and payable) and the contribution by SUSS and our Predecessor to us of certain convenience store properties and (ii) our entry into the SUSS Distribution Contract, the SUSS Transportation Contract and the Omnibus Agreement as if such transactions had occurred at the beginning of the period presented.
Our assets have historically been a part of the integrated operations of SUSS, and our Predecessor distributed motor fuel and other petroleum products to SUSS, as opposed to third parties, without receiving any profit margin. Accordingly, the gross profit in our Predecessor's historical consolidated financial statements, prior to our IPO on September 25, 2012, relates only to the profit margin received from third parties for our wholesale distribution services and from consignment contracts that were retained by SUSS following the completion of our IPO. The pro forma information presented in the table below was derived based upon known volumes distributed by our Predecessor to SUSS reflected in our Predecessor's historical financial statements for which our Predecessor did not receive any profit margin, and adjusted for the profit margin that we will receive going forward pursuant to the SUSS Distribution Contract applied to those volumes. The pro forma information was also derived based upon the volumes distributed by our Predecessor under consignment arrangements, for which it historically received variable margins, and the profit margin contained in the SUSS Distribution Contract applied to those volumes.
Management believes the pro forma presentation is useful to investors because, had it been in effect during the historical periods presented, the SUSS Distribution Contract would have had a substantial impact on our historical results of operations as a result of (i) the fixed profit margin that we would have earned on the motor fuel distributed to SUSS instead of no margin historically reflected in our Predecessor financial statements and (ii) the fixed profit margin that we would have received on all volumes sold to consignment locations instead of the variable and higher margin received by our Predecessor under consignment contracts.

	Pro Forma Year Ended December 31,
	2010		2011		2012
	(in thousands, except gross profit per gallon)
Revenues:
Motor fuel sales to third parties	$852,002		$1,216,896		$1,423,762
Motor fuel sales to affiliates	1,833,163		2,605,050		2,853,052
Rental income	2,963		3,304		3,484
Other income	4,565		4,596		5,255
Total revenue	2,692,693		3,829,846		4,285,553
Gross profit:
Motor fuel sales to third parties	13,756		17,579		20,957
Motor fuel to affiliates	25,314		26,956		29,206
Rental income	2,963		3,304		3,484
Other	2,675		2,474		3,125
Total gross profit	$44,708		$50,313		$56,772
Operating Data:
Motor fuel gallons sold:
Third‑party dealers and other commercial customers	388,136		413,888		475,507
Affiliated gallons	845,177		898,522		974,439
Total gallons sold	1,233,313		1,312,410		1,449,946
Motor fuel gross profit cents per gallon:
Third‑party	3.5	¢	4.2	¢	4.4	¢
Affiliated	3.0	¢	3.0	¢	3.0	¢
Volume‑weighted average for all gallons	3.2	¢	3.4	¢	3.5	¢

Pro Forma Year Ended December 31, 2012 Compared to Pro Forma Year Ended December 31, 2011
Pro Forma Revenue. Pro forma revenue for 2012 would have been $4.3 billion, an increase of $455.7 million, or 11.9%, from 2011. Pro forma motor fuel sales to third parties would have increased $206.9 million, or 17.0%. Of this increase, $25.7 million would have been driven by a 1.8% increase in the wholesale selling price per gallon of motor fuel, and $181.2 million would have been due to a 14.9% increase in gallons sold to third parties. Pro forma motor fuel sales to affiliates would have increased $248.0 million, or 9.5%, from 2011. This increase would have consisted of $220.1 million related to an 8.4% increase in gallons sold to affiliates and an increase of $27.9 million related to a 1.0% increase in the wholesale selling price of motor fuel.
Pro Forma Cost of Sales and Gross Profit. Pro forma motor fuel gross profit from third-party sales for 2012 would have been $21.0 million, an increase of $3.4 million, or 19.2%, over 2011. This increase would have been attributable to the 14.9% increase in gallons sold to third parties, increasing gross profit by $2.6 million and an increase of 3.8% in third-party gross profit cents per gallon or $0.8 million. The sales price of motor fuel sold to third parties increased by 5.4 cents per gallon, while the cost of fuel increased by 5.2 cents per gallon, resulting in a 0.2 cents per gallon increase in gross profit. Pro forma motor fuel gross profit from sales to affiliates for 2012 would have been $29.2 million, an 8.3% increase over 2011. The increase would have been entirely due to the increase in gallons sold to affiliates. Cost of sales per gallon would have increased commensurate with revenue per gallon, which would have resulted in a flat 3.0 cents per gallon gross profit for each period. Gross profit from rental income and other income on a pro forma basis during 2012 would have been $6.6 million, an increase of $0.8 million over the prior year period.

Pro Forma Year Ended December 31, 2011 Compared to Pro Forma Year Ended December 31, 2010
Pro Forma Revenue. Pro forma revenue for 2011 would have been $3.8 billion, an increase of $1.1 billion, or 42.2%, from 2010. Pro forma motor fuel sales to third parties would have increased $364.9 million, or 42.8%. Of this increase, $289.2 million would have been driven by a 33.9% increase in the wholesale selling price per gallon of motor fuel, and $75.7 million would have been due to a 6.6% increase in gallons sold to third parties. Pro forma motor fuel sales to affiliates would have increased $771.9 million, or 42.1%, from 2010. This increase would have consisted of $617.2 million related to a 33.7% increase in the wholesale selling price of motor fuel and $154.7 million related to a 6.3% increase in gallons sold to affiliates. Pro forma rental income would have increased $0.3 million due to increases in contractual rental payments from third parties.
Pro Forma Cost of Sales and Gross Profit. Pro forma motor fuel gross profit from third‑party sales for 2011 would have been $17.6 million, an increase of $3.8 million, or 27.8%, over 2010. This increase would have been attributable to a 19.8% increase in third‑party gross profit cents per gallon, or 0.7 cents per gallon, contributing $2.7 million. Also, the 6.6% increase in gallons sold to third parties increased gross profit $1.1 million. The sales price of motor fuel sold to third parties increased by 74.5 cents per gallon while the cost of fuel increased by 73.8 cents per gallon. Pro forma motor fuel gross profit from sales to affiliates for 2011 would have been $27.0 million, a 6.5% increase over 2010. The increase would have been entirely due to a 6.3% increase in gallons sold to affiliates. Cost of sales per gallon would have increased commensurate with revenue per gallon, which would have resulted in a flat 3.0 cents per gallon gross profit for each period. Pro forma gross profit from rental income and other income on a pro forma basis during 2011 would have been $5.8 million, an increase of $0.1 million, which would have been due to the $0.3 million increase in pro forma rental income, partially offset by a $0.2 million decrease in pro forma other gross profit.
Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and to service our debt. Historically, our Predecessor's operations were financed as part of SUSS' integrated operations and our Predecessor did not record any significant costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows to satisfy its capital expenditure requirements. We expect our ongoing sources of liquidity to include cash generated from operations, liquidation of our marketable securities, borrowings under our revolving credit facility and the issuance of additional partnership units as appropriate given market conditions. We will sell our marketable securities over time to fund our capital expenditures. Immediately prior to selling such securities, we will repay an equal amount of term loan borrowings with borrowings under our revolving credit facility. As a result, our marketable securities provide us with the ability to fund capital expenditures without increasing the net amount of our outstanding borrowings. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under "Item 1A. Risk Factors" may also significantly impact our liquidity.
We intend to continue to pay a minimum quarterly distribution of $0.4375 per common unit and subordinated unit per quarter, which equates to approximately $9.6 million per quarter, or $38.3 million per year, based on the number of common and subordinated units currently outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.

Cash Flows Provided by Operations
Cash flows provided by operations are our main source of liquidity. Our Predecessor historically relied primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under the SUSS credit facility and other debt or equity transactions to finance its operations and to fund its capital expenditures. Concurrent with our IPO, we entered into a $250 million revolving credit facility, described below, to provide liquidity as needed to meet changes in working capital requirements. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. The Partnership has entered into several commercial agreements with SUSS. Read Note 12 for a detailed discussion of these agreements.
Cash flows from operations were $17.5 million, $14.3 million and $16.5 million for the years ended December 31, 2010, 2011 and 2012, respectively. Changes in our Predecessor's cash flows from operations were primarily driven by increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs. Following the IPO, increases in accounts receivable from affiliates and accounts payable were a result of the Partnership building these account balances as it commenced operations. We had $6.8 million of cash and cash equivalents on hand at the end of 2012, all of which was unrestricted. At the end of 2011, the Predecessor had minimal cash on hand as all cash was previously centrally concentrated to SUSS.

Capital Expenditures
Capital expenditures, including purchase of intangibles, before any asset dispositions, were $14.0 million, $19.4 million, and $44.0 million for the years ended December 31, 2010, 2011 and 2012, respectively. Included in the 2012 amount is $15.0 million incurred by our Predecessor and $29.0 million related to new stores purchased following our IPO through a sale and leaseback transaction with SUSS. Our capital spending program is focused on expanding our wholesale distribution network and maintaining our owned properties and equipment. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends of our Predecessor for maintenance capital, plus identified projects for new sites and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.
Subsequent to our IPO, our capital expenditures no longer include the acquisition, replacement and maintenance of certain transportation, fuel and other equipment and facilities that were not contributed to us, but historically required capital expenditures by our Predecessor. We estimate that we would have incurred a total of $4.0 million in capital expenditures through the period ended September 24, 2012 related to the business that was contributed to us. Of this amount, $3.2 million would have been for expansion capital, primarily for new dealer supply contracts, and $0.8 million would have been for maintenance capital, including payments to renew existing distribution contracts, or to maintain our real estate leased to third parties in leasable condition, such as parking lot or roof replacement or renovation, or to replace equipment required to operate our existing business. Such capital expenditures for 2012, together with our activity subsequent to the IPO, would have totaled $38.2 million in capital expenditures, which includes $37.0 million in expansion capital, of which $29.0 million relates to the sale and leaseback transactions with SUSS, and $1.2 million in maintenance capital.

Cash Flows from Financing Activities
In September 2012, we completed our IPO of 49.9% of our limited partner interests, receiving net proceeds of approximately $206 million, after deducting fees and expenses. Approximately $25 million of the proceeds were distributed to SUSS for reimbursement of capital expenditures in our Predecessor for the prior 24 months, and the balance of $180.7 million was invested in marketable securities. SUSP entered into a Term Loan and Security Agreement (the “SUSP Term Loan”) under which we borrowed $180.7 million, and pledged the marketable securities to obtain better terms. The SUSP Term Loan bears interest at a rate equal to LIBOR plus 0.25%, and matures on September 25, 2015, although it may be prepaid without penalty at any time. Proceeds from the SUSP Term Loan were distributed to SUSS.
Additionally, we entered into a $250 million revolving credit facility, which expires on September 25, 2017 (the “SUSP Revolver”). The SUSP Revolver can be increased by up to an additional $100 million upon our written request, subject to certain conditions. Interest will be calculated on either a base rate or LIBOR plus a margin, which ranges from 1.00% to 2.25% in case of a base rate and 2.00% to 3.25% in case of a LIBOR rate, based on a total leverage ratio. The initial interest rate was set at LIBOR plus 2.00%. We plan to use the SUSP Revolver and the marketable securities to fund growth capital, which may include purchase and leaseback transactions with SUSS convenience store properties. The SUSP Revolver requires us to maintain a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00, and a consolidated total leverage ratio of not more than 4.50 to 1.00, subject to certain adjustments. Indebtedness under the SUSP Revolver is secured by a security interest in, among other things, all of our present and future personal property and all of the personal property of our guarantors, the capital stock of our subsidiaries, and any intercompany debt. Additionally, if our consolidated total leverage ratio exceeds 3.00 to 1.00 at the end of any fiscal quarter, we will be required, upon request of the lenders, to grant mortgage liens on all real property owned by the Partnership and its subsidiary guarantors.
As of December 31, 2012, the balance outstanding of the SUSP Term Loan was $148.2 million, which was fully collateralized by marketable securities. Additionally, there were $35.6 million outstanding borrowings under the SUSP Revolver and $12.8 million in standby letters of credit. The unused availability on the SUSP Revolver at December 31, 2012 was $201.6 million, and we were in compliance with all covenants.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. Our contractual obligations as of December 31, 2012 were as follows:

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Long-term debt obligations (1)	$24	$25	$148,193	$1,023	$35,590	$—	$184,855
Interest payments (2)	2,301	2,300	2,022	1,484	1,086	—	9,193
Operating lease obligations	801	803	773	782	793	4,983	8,935
Total	$3,126	$3,128	$150,988	$3,289	$37,469	$4,983	$202,983

(1) Payments for 2013 through 2017 reflect required principal payments on our promissory and term notes. No principal amounts are due on our term notes until September 2015. Assumes balance of our revolving credit facility, of which the balance at December 31, 2012 was $35.6 million, remains outstanding until the revolver maturity in September 2017.
(2) Includes interest on term and promissory notes. Includes interest on revolving credit facility balance as of December 31, 2012 and commitment fees on the unused portion of the facility through September 2017 using rates in effect at December 31, 2012.
We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions or other financial or investment purposes.

Impact of Inflation
The impact of inflation has minimal impact on our results of operations, as we generally are able to pass along energy cost increases in the form of increased sales prices to our customers. Inflation in energy prices impacts our sales and cost of motor fuel products and working capital requirements. Increased fuel prices may also require us to post additional letters of credit or other collateral if our fuel purchases exceed unsecured credit limits extended to us by our suppliers. Although we believe we have historically been able to pass on increased costs through price increases and maintain adequate liquidity to support any increased collateral requirements, there can be no assurance that we will be able to do so in the future.

Quarterly Results of Operations

See "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - Note 20. Quarterly Results of Operations" for financial and operating quarterly data for each quarter of 2010, 2011 and 2012.

Application of Critical Accounting Policies
We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe the following policies will be the most critical in understanding the judgments that are involved in preparation of our consolidated financial statements.

Business Combinations and Intangible Assets Including Goodwill. We account for acquisitions using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
Our recorded identifiable intangible assets primarily include the estimated value assigned to certain customer related and contract‑based assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows. Supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. In October 2011, we completed the acquisition of 121 wholesale dealer fuel supply agreements, with a remaining average useful life of six years, and fuel supply rights to 26 commercial accounts, with a remaining average useful life of one year. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely‑accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by us, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.
Under the accounting rules, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have one operating segment that is appropriate for testing goodwill impairment.
Some of the factors considered in applying this test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, and the overall financial performance of the business. In addition, the key inputs used to determine fair value were considered, including industry multiples, the weighted average cost of capital, and the cash flow. Because the SUSP is a new entity, we determined that step one of the two-step goodwill impairment test should be applied in testing the goodwill. The result of this analysis (in thousands) is as follows:

	Fair Value	Carrying Value	Excess	% Excess
Goodwill	$690,267	$250,420	$438,847	176%
We compute the fair value employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The values ascertained using these methods were weighted to obtain a total fair value. The computations require management to make significant estimates and assumptions. Critical estimates and assumptions that are used as part of these evaluations include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions.
A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others. In determining the fair value of our reporting unit, we were required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business. Assumptions are also made for a “normalized” perpetual growth rate for periods beyond the long range financial forecast period.
Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control. As a result, actual performance in the near and longer-term could be different from these expectations and assumptions. This could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors, such as continued increases in unemployment rates on our customer base. In addition, some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, and our credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. If our future actual results are significantly lower than our current operating results or our estimates and assumptions used to calculate fair value are materially different, the value determined using the discounted cash flow analysis could result in a lower value. A significant decrease in value could result in a fair value lower than carrying value, and require us to perform the second step which could result in impairment of our goodwill.
Long-Lived Assets and Assets Held for Sale. Long-lived assets at the individual site level are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated discounted future cash flows related to the asset to the carrying value of the asset. If impairment is indicated, we then would write down the asset to its net realizable value (fair value less cost to sell). Assumptions are made with respect to cash flows expected to be generated by the related assets based upon management projections. Any changes in key assumptions used to compile these projections, particularly site level performance or market conditions, could result in an unanticipated impairment charge. For instance, changes in market demographics, traffic patterns, competition and other factors may impact the overall operations of certain individual locations and may require us to record impairment charges in the future.
Properties that have been closed and other excess real property are recorded as assets held and used, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third‑party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and reflected in other current assets.
Insurance Liabilities. We use a combination of self-insurance and third‑party insurance with predetermined deductibles that cover certain insurable risks. Our costs are allocated from SUSS, and SUSS carries a liability which represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated undiscounted liability is established based upon analysis of historical data and includes judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position.
Stock and Unit‑Based Compensation. Certain employees supporting our operations were historically granted long-term incentive compensation awards under SUSS' stock‑based compensation programs, which consist of stock options and restricted common stock. We were allocated expenses for such stock‑based compensation costs. These costs are included in our general and administrative expenses. Our allocated expense was $0.6 million, $0.7 million and $0.8 million for the years ended December 31, 2010, 2011 and 2012, respectively. In addition we recognized $0.1 million of unit compensation expense related to SUSP unit awards.
Income Taxes. As a limited partnership we are generally not subject to state and federal income tax and would therefore not recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through our wholly owned taxable corporate subsidiary for which we have recognized deferred income tax liabilities and assets at December 31, 2012. These balances, as well as income tax expense, are determined through management's estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustments in the future as additional facts become known or as circumstances change.
The benefit of an uncertain tax position can only be recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $250.0 million revolving credit facility and a $180.7 million term loan which bears interest at variable rates. We had $35.6 million outstanding borrowings on the SUSP Revolver at December 31, 2012. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 31, 2012, would be to change interest expense by approximately $1.8 million. Our primary interest rate exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during 2011 or 2012.

Commodity Price Risk
We have minimal commodity price risk as we purchase over 95% of our motor fuel only when we receive an order from one of our customers and take title to the motor fuel only for the short period of time (typically less than a day) between pick-up and delivery. In addition, a substantial majority of our gross profit is generated by fixed fees that we charge for each gallon sold and any transportation costs that we incur are passed through to our customers.
Our Predecessor periodically purchased motor fuel in bulk and held in inventory or transported it to West Texas or Houston via pipeline. This commodity price risk was hedged through the use of fuel futures contracts which were matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not historically been material to our Predecessor's operations. Our Predecessor had 16 positions with a fair value of ($12,800) outstanding at December 31, 2011. At December 31, 2012, the Partnership held no fuel futures contracts. We began periodically buying bulk fuel and hedging the inventory risk in January 2013. For more information on our hedging activity, see Note 9 in the accompanying Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act), that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this Form 10-K, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

Management Report on Internal Control over Financial Reporting

The Securities and Exchange Commission ("SEC"), as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on the company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This, our first Annual Report on Form 10-K, will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will report on such assertion as of December 31, 2013.

Item 9B. Other Information
None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of our General Partner
The following table shows information for the executive officers and directors of our general partner. References to "our officers," "our directors," or "our board" refer to the officers, directors, and board of directors of our general partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board.

Name	Age	Position With Our General Partner
Sam L. Susser	49	Chief Executive Officer and Chairman of the Board
E.V. Bonner, Jr.	57	Executive Vice President, Secretary and General Counsel
Rocky B. Dewbre	47	President and Chief Operating Officer
Mary E. Sullivan	56	Executive Vice President, Chief Financial Officer and Treasurer
Sam J. Susser	73	Director
Armand S. Shapiro	71	Director
David P. Engel	62	Director
Bryan F. Smith, Jr.	60	Director
Rob L. Jones	54	Director

Sam L. Susser-Chief Executive Officer and Chairman of the Board. Mr. Sam L. Susser was appointed Chief Executive Officer and chairman of the board of directors of our general partner in June 2012. Mr. Susser has served as SUSS' President and Chief Executive Officer since 1992. From 1988 to 1992, Mr. Susser served as SUSS' General Manager and Vice President of Operations. From 1985 through 1987, Mr. Susser served in the corporate finance division and the mergers and acquisitions group with Salomon Brothers Inc., an investment bank. Mr. Susser currently serves as a director of a number of charitable, educational and civic organizations. Sam L. Susser is the son of Sam J. Susser, who is also a member of Susser Holdings Corporation's Board of Directors and a director to our general partner's board of directors. The Susser family has been in the fuel distribution business for over 70 years. Mr. Susser provides insight into all aspects of our business. We believe that his financial industry experience along with his in-depth knowledge of our business will greatly help the board of directors of our general partner in setting strategic, financial and operating strategies.
E.V. Bonner, Jr.-Executive Vice President, Secretary and General Counsel. Mr. Bonner was appointed Executive Vice President, Secretary and General Counsel of our general partner in June 2012. Mr. Bonner has served as SUSS' Executive Vice President and General Counsel since March 2000 and prior to joining SUSS, Mr. Bonner was a stockholder in the law firm of Porter, Rogers, Dahlman & Gordon, P.C. from 1986 to 2000. He is board certified in commercial real estate law by the Texas Board of Legal Specialization. Mr. Bonner has been involved in numerous charitable, educational and civic organizations.
Rocky B. Dewbre-President and Chief Operating Officer. Mr. Dewbre was appointed President and Chief Operating Officer of our general partner in June 2012. Mr. Dewbre has served as SUSS' Executive Vice President and President/Chief Operating Officer‑Wholesale since January 2005. Mr. Dewbre served as SUSS' Executive Vice President and Chief Operating Officer‑Wholesale from 1999 to 2005, as Vice President from 1995 to 1999 and as Manager of Finance and Administration from 1992 to 1995. Before joining SUSS in 1992, Mr. Dewbre was a corporate internal auditor with Atlantic Richfield Corporation, a petroleum/chemical company, from 1991 to 1992 and an auditor and consultant at Deloitte & Touche LLP from 1988 to 1991. Mr. Dewbre serves as a director of Tank Owner Members Insurance Company and the Society of Independent Gasoline Marketers of America.
Mary E. Sullivan-Executive Vice President, Chief Financial Officer and Treasurer. Ms. Sullivan was appointed Executive Vice President, Chief Financial Officer and Treasurer of our general partner in June 2012. Ms. Sullivan has served as SUSS' Executive Vice President, Chief Financial Officer and Treasurer since November 2005 and as SUSS' Vice President of Finance from February 2000 to 2005. Prior to joining SUSS in 2000, Ms. Sullivan served as Director of Finance for the City of Corpus Christi from 1999 to 2000. Ms. Sullivan's previous experience includes serving as the Controller and member of the board of directors of Elementis Chromium, a producer of chromium chemicals, from 1993 to 1999, and various positions with Central Power and Light Company, culminating in Treasurer, over the 13 year period from 1979 to 1992.

Sam J. Susser-Director. Mr. Sam J. Susser joined our general partner's board of directors in August 2012 and has served as a member of SUSS' board of directors since 1988. He also served as chairman of SUSS' board of directors from 1988 to 1992. Mr. Susser was also the Chairman and Chief Executive Officer of Plexus Financial Services, a holding company based in Dallas, Texas, from 1987 through 1991. Mr. Susser's experience includes various positions with The Southland Corporation (7-Eleven, Inc.), Plexus Financial Services and CITGO Petroleum Corporation, where he served as President. Mr. Susser served as a director and member of the Audit Committee and Executive Committee of Alberto‑Culver Company, a manufacturer and marketer of personal care and household brands, for ten years prior to its sale in 2011. Mr. Susser previously has served on the board of directors of Garden Ridge Pottery and Computer Craft, Inc. Sam J. Susser is the father of Sam L. Susser, the Chief Executive Officer and chairman of the board of directors of our general partner. Mr. Susser's father founded the family's fuel distribution business in the 1930's. In addition to his entrepreneurial spirit and extensive experience with SUSS, Mr. Susser also has gained substantial executive experience in other companies and on other boards, which enhances the leadership he provides to our general partner's board, as well as his insights into corporate governance, risk management, strategic and financial planning, and operating strategy.
David P. Engel-Director. Mr. Engel joined our general partner's board of directors in August 2012 and has served as a member of SUSS' board of directors since September 2007, and previously served on SUSS' predecessor's board of directors from 2000 to 2005. Mr. Engel has been the principal of Corpus Christi‑based Engel and Associates, LLC since 1999, a company which provides business management consulting services to public and private companies in the areas of financial performance improvement, acquisitions and divestitures. Prior to joining Engel and Associates, LLC, Mr. Engel was president of Airgas Southwest, Inc. and he served as CEO, president and owner of Welders Equipment Company. Mr. Engel serves on the board of directors of several privately held companies. Mr. Engel has been appointed to serve on our general partner's audit committee effective as of the date of his appointment. Mr. Engel's service on SUSS' board of directors and executive management and consulting experience is valuable to the board of directors of our general partner in setting strategic direction, and developing and executing growth and compensation strategies.
Armand S. Shapiro-Director. Mr. Shapiro joined our general partner's board of directors in August 2012 and has served as a member of SUSS' board of directors since 1997. Mr. Shapiro joined Newport Board Group as a Partner in October of 2011. Newport Board Group is a partnership of board directors and senior executive leaders that assist emerging growth and middle market companies improve their performance. Prior to that, Mr. Shapiro served as a business consultant and mentor to chief executive officers of private companies to develop strategies to improve growth and profitability of the company. He served from October 2001 through January 2006 on the board of directors of Bindview Development Corporation, then a publicly traded corporation that provided software for proactively managing information technology security compliance operations. Mr. Shapiro was the Chairman and Chief Executive Officer of Garden Ridge Corporation from 1990 until June 1999. During the 1980s, Mr. Shapiro also served as President, a member of the executive management team, and a director of Computer Craft, Inc., then a publicly traded retailer of computer products. He was also previously a partner and Chief Operating Officer of Modern Furniture Rentals, Inc., a family‑owned and operated business. Mr. Shapiro is a graduate of Renesselaer Polytechnic Institute and has served as an officer in the United States Army. Mr. Shapiro has been appointed to serve as the chairman of our general partner's audit committee effective as of the date of his appointment. Mr. Shapiro's extensive corporate and financial management experience and tenure on SUSS' board of directors, as well as his specific background in technology and retail operations, provide valuable expertise to the board of our general partner in strategic planning, risk management, financial and accounting oversight.
Bryan F. Smith, Jr.-Director. Mr. Smith joined our general partner's board of directors in August 2012. Mr. Smith's business experience includes over 25 years at 7-Eleven, Inc. (formerly the Southland Corporation), beginning in 1980 and culminating with his retirement in June 2006. During his tenure at 7-Eleven, Mr. Smith served in a variety of positions, most recently as Executive Vice President, Chief Administrative Officer and Secretary from 2005 to 2006 and Executive Vice President, General Counsel and Secretary from 2002 to 2005, having been first appointed to the position of General Counsel in 1993, as well as chief compliance officer under the 7-Eleven Code of Conduct from 1992 to 2006 and a member of the executive committee from 1995 to 2006. Mr. Smith was also briefly engaged as a consultant to Blockbuster Inc. in late 2007, serving as its interim general counsel. Mr. Smith has been appointed to serve on our general partner's audit committee and as chairman of our general partner's conflicts committee effective as of the date of his appointment. We believe that Mr. Smith's broad range of work for 7-Eleven and knowledge of the convenience store industry, apart from SUSS, will enable him to offer a unique perspective to our general partner's board of directors.
Rob L. Jones-Director. Mr. Jones joined our general partner's board of directors in September 2012. Mr. Jones' experience includes an over twenty year career in investment banking at Merrill Lynch & Co. and The First Boston Corporation, most recently as co-head of Bank of America Merrill Lynch Commodities from 2007 until his retirement in June 2012, and prior to that, as co-head of Merrill Lynch's Global Energy and Power Investment Banking Group and founder of Merrill Lynch Commodity Partners. Mr. Jones will, beginning in September 2012, be an executive in residence at the McCombs School of Business at the University of Texas at Austin. Mr. Jones is a life member of the advisory council of the

McCombs School of Business at the University of Texas at Austin and on the advisory board of Climax Global Energy, Inc. Mr. Jones has been appointed to serve on our general partner's audit committee and conflicts committee. We believe that Mr. Jones' extensive experience in finance and the energy industry will enable him to provide unique strategic and management insight to the board of directors.
Board of Directors
Our general partner oversees our operations and activities on our behalf through its board of directors. The board of directors of our general partner appoints our officers, all of whom are employed by SUSS, and manages our day-to-day affairs. Neither our general partner, nor the board of directors of our general partner, are elected by our unitholders and neither will be subject to re-election in the future. Rather, the directors of our general partner are appointed by SUSS, which owns 100% of our general partner. Following our formation in 2012, our board of directors met four times during 2012 fiscal year and each of its directors, following their appointment, attended at least 75% of those meetings and 75% of the meetings of any committees on which they served.
Director Independence
NYSE rules generally do not require that the board of directors of our general partner be composed of a majority of independent directors. Nonetheless, the board of directors of our general partner has affirmatively determined that Messrs. Shapiro, Engel, Smith and Jones, who were appointed to the board of directors of our general partner in connection with our initial public offering, meet the independence standards established by the NYSE.
Committees of the Board of Directors
The board of directors of our general partner has an audit committee and a conflicts committee. Messrs. Shapiro, Engel, Smith and Jones are members of the audit committee and Messrs. Smith and Jones are the initial members of our conflicts committee. We do not have a compensation committee, but rather our general partner's board of directors approves equity grants to directors and employees and compensation of our directors, and the compensation committee of SUSS approves compensation of our officers. We do not have a nominating and corporate governance committee in view of the fact that SUSS, which owns our general partner, controls appointments to the board of directors of our general partner.
Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The board of directors of our general partner has determined that each director appointed to the audit committee is “financially literate,” and Mr. Shapiro, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an audit committee financial expert in accordance with SEC and NYSE rules and regulations. The audit committee of the board of directors of our general partner serves as our audit committee and will assist the board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee was constituted in connection with our IPO and met once during the remainder of the 2012 fiscal year.
Conflicts Committee
The board of directors of our general partner has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest (including certain transactions with Susser Holdings Corporation or its affiliates). The conflicts committee will determine if the resolution of any such conflict of interest is fair and reasonable to us. Our partnership agreement requires the conflicts committee to have at least one member. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, including SUSS, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance
Each director, executive officer (and, for a specified period, certain former directors and executive officers) of our general partner and each holder of more than 10 percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our general partner that no Form 5 was required, we believe that all filings applicable to our general partner's officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2012.
Code of Ethics
Our general partner's board of directors has approved a Code of Business Conduct and Ethics which is applicable to all directors, officers and employees of our general partner, including the principal executive officer and the principal financial officer. The Code of Business Conduct and Ethics is available on our website at http://investor.susserpetroleumpartners.com (under the 'Investor Relations/Corporate Governance' tab) and in print without charge to any unit holder who sends a written request to our secretary at our principal executive offices. We intend to post any amendments of this code, or waivers of its provisions applicable to directors or executive officers of our general partner, including its principal executive officer and principal financial officer, at this location on our website.

Item 11.     Executive Compensation

Compensation Committee Report
As discussed below, the responsibility and authority for compensation related decisions for our executive officers resides with the compensation committee of the Susser Holdings Corporation Board of Directors. Neither we nor our general partner has a compensation committee. The board of directors of our general partner reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” (“CD&A”) and approved its inclusion herein.

Board of Directors of Our General Partner
David P. Engel
Rob L. Jones
Armand S. Shapiro
Bryan F. Smith, Jr.
Sam J. Susser
Sam L. Susser

Compensation Discussion and Analysis

Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf. References to “our officers” and “our directors” refer to the officers and directors of our general partner. For the 2012 fiscal year, Sam L. Susser, our Chief Executive Officer; Mary E. Sullivan, our Executive Vice President, Chief Financial Officer and Treasurer; Rocky B. Dewbre, our President and Chief Operating Officer; and E.V. Bonner, Jr., our Executive Vice President, General Counsel and Secretary were our most highly compensated executive officers (“NEOs”). Each of our NEOs is also an NEO of SUSS and they allocate their time between managing our business and managing the business of SUSS.
We do not and will not directly employ any of the persons responsible for managing our business and we currently do not have a compensation committee. Our officers are employed and compensated by SUSS or a subsidiary of SUSS and the responsibility and authority for compensation‑related decisions for our executive officers resides with the SUSS compensation committee (the “Committee”). For information regarding compensation decisions made by the Committee during 2012, see the proxy statement that is expected to be filed by SUSS on or before April 29, 2013. In accordance with the terms of our partnership agreement and the Omnibus Agreement, we reimburse SUSS for compensation related expenses attributable to the portion of the executive's time dedicated to providing services to us. Following our initial public offering, in 2012, Mr. Susser,

Ms. Sullivan and Mr. Bonner each devoted approximately 15% of their total business time to our general partner and us and Mr. Dewbre devoted approximately 60% of his total business time to our general partner and us; however, the NEOs allocation of time in future years and, in turn, our future compensation allocations may differ from the time and compensation allocated for each NEO in 2012. SUSS has the ultimate decision‑making authority with respect to the total compensation of the NEOs that are employed by SUSS including, subject to the terms of the partnership agreement, determining the portion of that compensation that is allocated to us based on the time spent by such officers in managing our business and operations. Any such compensation decisions will not be subject to any approvals by the board of directors of our general partner or any committees thereof, provided that awards made under our long-term incentive plan to our executive officers, key employees, and independent directors must be approved by the board of directors of our general partner or a committee thereof that may be established for such purpose.
Equity Plan Information
In connection with our 2012 initial public offering, we adopted the Susser Petroleum Partners LP 2012 Long Term Incentive Plan (the “Plan”). The Plan is intended to provide incentives that will attract, retain and motivate highly competent persons as directors and employees of, and consultants to, SUSS and its subsidiaries, by providing them with opportunities to acquire awards denominated in our common units or to receive monetary payments. Additionally, the Plan provides the Committee a means of directly tying executives' financial reward opportunities to unitholders' return on investment.
The Plan allows our general partner to grant common units representing limited partnership interests, as well as certain unit-based awards, to employees, consultants and directors who perform services for us. Each of our NEOs is eligible to participate in this plan. This plan initially limits the number of common units that may be delivered pursuant to vested awards to 1,092,500 common units. Additionally, on January 1 of each calendar year occurring prior to the expiration of this plan, the total number of our common units reserved and available for issuance shall increase by 500,000 common units if, and only if, we have completed a qualifying sale or other disposition of our common units during the previous calendar year.
As of December 31, 2012, a total of 32,500 phantom units had been issued under our 2012 Long Term Incentive Plan. Total securities remaining available for issuance under this plan as of December 31, 2012 were as follows:
Common Units Remaining Available for Issuance Under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	1,060,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,060,000

Summary Compensation Table
The following table provides a summary of total compensation allocated to us in connection with the services provided to us by the NEOs. For the 2012 fiscal year, SUSS allocated to us (i) 15% of the cash compensation expense associated with the services provided by Mr. Susser, Ms. Sullivan and Mr. Bonner beginning with the September 24, 2012 closing of our IPO, (ii) 60% of the cash compensation expense associated with the services provided by Mr. Dewbre beginning with the September 24, 2012 closing of our IPO and (iii) 100% of the grant date fair value of phantom unit awards made under the Plan to the NEOs in 2012. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period subsequent to our IPO. For purposes of the summary compensation table presented below we have disaggregated that allocated expense ratably among the various components reflected in total compensation. SUSS did not allocate to us any amount of compensation attributable to SUSS equity awards.

Name and Principal Position	Year	Salary ($) (1)		Bonus ($) (2)		Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($) (4)	Total ($)
Sam L. Susser	2012	19,726	(5)	16,320	(6)	—	—	3,849	39,895
Chairman and
Chief Executive Officer

Mary E. Sullivan	2012	10,259		9,656		115,450	—	1,214	136,579
Executive Vice President,
Chief Financial Officer and
Treasurer

E.V. Bonner, Jr.	2012	12,186		11,223		115,450	—	1,499	140,358
Executive Vice President,
Secretary and General
Counsel

Rocky B. Dewbre	2012	41,728		39,653		115,450	—	4,928	201,759
President and Chief
Operating Officer -
Wholesale
________________

(1)
Includes the portion of base salary paid by SUSS and allocated to work performed for us by each NEO during 2012, which contains 26 bi-weekly pay periods, pro-rated for the period subsequent to September 24, 2012.

(2)
Amounts included in the bonus column are the portion of the amounts earned for the 2012 fiscal year and allocated to work performed for us by each NEO, pro-rated for the period subsequent to September 24, 2012, but such amounts were paid in March of 2013.

(3)
The amounts reported for stock awards represent the full grant date fair value of the 5,000 phantom units granted to each of our NEOs, other than our CEO, in connection with our IPO, calculated in accordance with the accounting guidance on share-based payments.

(4)	The details of amounts listed as “All Other Compensation” are presented in the “All Other Compensation” table below.

(5)	Mr. Susser received $100,000 of his 2012 base salary as shares of SUSS restricted stock instead of cash. The value of these restricted stock grants are not included in the salary column.

(6)
Mr. Susser elected to receive one-third of his bonus for 2012 in SUSP phantom units instead of cash, which were awarded in March 2013. The grant date fair values of those phantom units will be reflected in the stock awards column for the year in which they were received (2013), rather than for the year they were earned (2012). Consequently, the 2012 bonus column for Mr. Susser does not give effect to this award.

All Other Compensation

Name	Year	Perquisites and Other Personal Benefits ($) (1)	SUSS Contributions to 401(k) and Deferred Compensation Plans ($) (2)	Total
Sam L. Susser	2012	1,356	2,493	3,849
Mary E. Sullivan	2012	—	1,214	1,214
E.V. Bonner, Jr.	2012	—	1,499	1,499
Rocky B. Dewbre	2012	—	4,928	4,928
________________

(1)
For Sam L. Susser, perquisites consisted of the estimated value of personal bookkeeping and secretarial services provided by SUSS personnel. The above amounts reflect an allocation of the total "all other compensation" attributable to each NEO, based on the percent allocation of each NEO's time.

(2)
Each of our NEOs is eligible to participate in a 401(k) plan that is generally available to all SUSS employees. Additionally, certain highly compensated employees, including our NEOs, are eligible to participate in the SUSS NQDC plan. The investment options in the NQDC plan mirror those available in the 401(k) plan, and do not contain any above-market or preferential earnings. SUSS' contributions to the 401(k) and NQDC plans accrued for fiscal 2012 included a discretionary match of 80% on the first 6% of salary deferred in addition to the 20% guaranteed match. We were allocated a portion of this match for our NEOs based on the percent allocation of each NEO's time.

Grants of Plan-Based Awards
For Fiscal Year Ended December 31, 2012

The table below reflects awards granted to our NEOs under the Plan during 2012.

Name	Type of Award (1)	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (#) (2)	Grant Date Fair Value of Stock Awards ($)(2)
				Threshold (#)	Target (#) (1)	Maximum (#)
Sam L. Susser				—	—	—	—	—
Mary E. Sullivan	Phantom Units	9/25/2012	8/31/2012	—	—	—	5,000	115,450
E.V. Bonner, Jr.	Phantom Units	9/25/2012	8/31/2012	—	—	—	5,000	115,450
Rocky B. Dewbre	Phantom Units	9/25/2012	8/31/2012	—	—	—	5,000	115,450
________________

(1)	All SUSP phantom units were granted on September 25, 2012 at a grant date value per unit of $23.09. The phantom units vest ratably on each of September 25, 2013, 2014, 2015, 2016 and 2017.

(2)
The reported grant date fair value of stock awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18–Equity-Based Compensation of our Notes to Consolidated Financial Statements.

Outstanding Equity Awards at December 31, 2012

The following table reflects NEO equity awards granted under our 2012 Long Term Incentive Plan that were outstanding at the end of our 2012 fiscal year.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (2)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Mary E. Sullivan	5,000	125,800	(3)	—	—
E.V. Bonner, Jr.	5,000	125,800	(3)	—	—
Rocky B. Dewbre	5,000	125,800	(3)	—	—
________________

(1)	Reflects phantom units granted our 2012 Long-Term Incentive Plan. For additional information refer to Note 18–Equity-Based Compensation of our Notes to Consolidated Financial Statements.

(2)	Based on the closing market price of SUSP common units of $25.16 on December 31, 2012.

(3)	The phantom units are scheduled to vest in equal tranches on each of September 25, 2013, September 25, 2014, September 25, 2015, September 25, 2016 and September 25, 2017.

Option Exercises and Units Vested
No phantom units owned by any NEO vested in fiscal 2012.
Benefit Plans
SUSS maintains a 401(k) benefit plan for the benefit of its employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the 401(k) plan, employees can contribute up to 100% of their wages, subject to IRS limitations, which, for 2012, were generally a maximum contribution amount of $17,000 on maximum compensation of $250,000. SUSS matches 20% of the first 6% of salary that the employee contributes as a “guaranteed” match. Additionally, SUSS may make a discretionary match, determined in the first quarter of each year, based on the prior year's financial performance against internal targets.
SUSS has also implemented a non-qualified deferred compensation (NQDC) plan for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations, in that the contribution limits and compensation limits of the 401(k) plan do not apply to the NQDC plan. Participants in the NQDC plan may defer up to 75% of their salary. SUSS matches a portion of the participant's contribution each year on the first 6% of salary deferred, using the same percentage of guaranteed and discretionary matches that are used for its 401(k) plan. The investment options available in the NQDC plan are identical to those offered in the 401(k) plan. NQDC plan benefits are paid from SUSS' assets upon termination or retirement, and the plan does not otherwise permit early withdrawals, distributions or loans, except for certain hardship withdrawals in the event of unforeseen emergencies.
Other than its 401(k) and non-qualified deferred compensation plans described elsewhere in this document, SUSS does not maintain any other plan that provides for payments or other benefits at, following or in connection with retirement.

Non-Qualified Deferred Compensation
The following table provides information regarding total contributions by SUSS and each NEO participating in its non-qualified deferred compensation plan during 2012. The table also presents each NEO’s total earnings and year-end balances in the plan. The amounts included in the All Other Compensation table reflects the portion of SUSS contributions allocated to SUSP based on the allocation formulas described above.

Name	Executive Contributions in 2012 ($) (1)	SUSS Contributions in 2012 ($) (2)	Aggregate Earnings in 2012 ($) (3)	Aggregate Balance at Last Fiscal Year-End ($)
Sam L. Susser	790,010	63,201	415,112	3,525,383
Mary E. Sullivan	20,655	20,655	20,593	223,359
E.V. Bonner, Jr.	49,030	29,946	71,241	616,092
Rocky B. Dewbre	21,010	21,010	47,532	412,495
________________

(1)
The amounts shown reflect the executive’s contributions to the NQDC plan during the fiscal year, and are included in the salary and incentive compensation numbers shown in the Summary Compensation Table, based on the allocation formula.

(2)
The amounts included in this column reflect SUSS' total matching contributions to the NQDC plan, and only the allocated portion of those amounts are included within the amounts reported in “All Other Compensation” for 2012 in the Summary Compensation Table. The allocated amounts for the NEOs were (in the order in which they appear) $2,493, $815, $1,181 and $3,316, respectively.

(3)
Reflects net earnings/(losses) in each participant’s plan account. These amounts do not constitute above market interest or preferential earnings, and therefore are not included in the Summary Compensation Table above.

Potential Payments Upon Termination or Change of Control
Pursuant to the terms of the award agreements issued under the 2012 Long Term Incentive Plan, in the event of a (i) Change of Control followed by termination or (ii) termination of employment due to death or disability, all phantom units shall vest. In the event of a termination of employment for any other reason, all phantom units that are still unvested shall be forfeited.
Under the Plan, a “Change of Control” means, and shall be deemed to have occurred upon one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the General Partner, the Partnership, or an affiliate of either the General Partner or the Partnership, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the General Partner or the Partnership; (ii) the limited partners of the General Partner or the Partnership approve, in one transaction or a series of transactions, a plan of complete liquidation of the General Partner or the Partnership; (iii) the sale or other disposition by either the General Partner or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than an affiliate; (iv) the General Partner or an affiliate of the General Partner or the Partnership ceases to be the general partner of the Partnership; (v) any other event specified as a “Change of Control” in the equity incentive plan maintained by SUSS at the time of such “Change of Control;” or (vi) any other event specified as a “Change of Control” in an applicable award agreement. Notwithstanding the above, with respect to a 409A award, a “Change of Control” shall not occur unless that Change of Control also constitutes a “change in the ownership of a corporation,” a “change in the effective control of a corporation,” or a “change in the ownership of a substantial portion of a corporation's assets,” in each case, within the meaning of 1.409A-3(i)(5) of the 409A regulations, as applied to non-corporate entities.

The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the phantom units held by our NEOs on December 31, 2012:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination by Executive for “Good Reason” except Change of Control, or by Company Other than for “Cause” ($)	Change of Control Followed by Termination for “Good Reason” ($)	Change of Control with Continued Employment ($)
Sam L. Susser	Stock Vesting	—	—	—	—
Mary E. Sullivan	Stock Vesting	125,800	—	125,800	—
E.V. Bonner, Jr.	Stock Vesting	125,800	—	125,800	—
Rocky B. Dewbre	Stock Vesting	125,800	—	125,800	—
________________

(1)
The amounts reflected above represent the product of the number of phantom units that were subject to vesting/restrictions on December 31, 2012 multiplied by the closing price of our common units of $25.16 on that date.

For information regarding additional amounts that may become payable to our NEOs under plans and agreements with SUSS, please see the proxy statement that SUSS is expected to file on or before April 29, 2013.

Compensation of Directors
Directors who are also officers, directors or employees of SUSS receive no additional compensation for serving as directors of SUSP. Directors of our general partner who are not officers or employees of our general partner or SUSS, or directors of SUSS (i.e., non-employee directors, who do not also serve on SUSS' board of directors) receive a compensation package including an annual retainer of $60,000 and an annual grant of phantom units under the Susser Petroleum Partners LP Long-Term Incentive Plan (the “LTIP”).
Under the LTIP, the director will forfeit all unvested phantom units upon a termination of his duties as a director for any reason. If the director ceases providing services due to death or disability (as defined by the LTIP) prior to the date all phantom units have vested, then all restrictions lapse and all phantom units become immediately vested. If a Change of Control occurs (as defined under the LTIP) followed by removal, then all unvested phantom units become fully vested as of the date of the Change of Control. In addition, our directors will be reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board of directors or its committees.
For 2012, the annual retainer was prorated to $20,000 to reflect four months of service, and each of our general partner's non-employee directors who do not serve on SUSS' board of directors received an award of 5,000 phantom units, which vest ratably on September 25, 2013, September 25, 2014 and September 25, 2015.
The following table provides a summary of compensation paid to those directors for the 2012 fiscal year:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Rob L. Jones	20,000	115,450	—	—	135,450
Bryan F. Smith, Jr.	20,000	115,450	—	—	135,450
________________

(1)	The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the prorated annual retainer fee.

(2)
The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2012, calculated in accordance with the accounting guidance on share-based payments. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 18–Equity-Based Compensation in our Notes to Consolidated Financial Statements.

The following table presents additional information regarding unit awards granted to our non-employee directors during 2012:

Name	Grant Date		Approval Date	Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit and Option Awards ($) (1)
Rob L. Jones	9/25/2012	(2)	8/31/2012	5,000	115,450
Bryan F. Smith, Jr.	9/25/2012	(2)	8/31/2012	5,000	115,450
________________

(1)
The reported grant date fair value of unit awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18–Equity-Based Compensation of our Notes to Consolidated Financial Statements.

(2)
The reported grant date fair value of the phantom unit award was determined based on the closing price of our common units on the grant date of $23.09. The phantom units vest ratably on September 25, 2013, September 25, 2014 and September 25, 2015.

The following table presents the outstanding equity awards held by our non-employee directors as of December 31, 2012:

	Unit Awards (1)
	Number of Units that Have Not Vested (#)		Market Value of Units that Have Not Vested ($)(2)
Name
Rob L. Jones	5,000	(3)	125,800
Bryan F. Smith, Jr.	5,000	(3)	125,800
________________

(1)	Reflects phantom units granted under LTIP. For additional information refer to Note 18–Equity-Based Compensation of our Notes to Consolidated Financial Statements.

(2)	Based on unit closing market price of $25.16 on December 31, 2012.

(3)	This award will vest in equal installments on September 25, 2013, September 25, 2014 and September 25, 2015.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common units and subordinated units of Susser Petroleum Partners LP that are issued and outstanding as of March 15, 2013 and held by:

•	each person or group of persons known by us to be beneficial owners of 5% or more of our common units;

•	each director, director nominee and named executive officer of our general partner; and

•	all of our directors and executive officers of our general partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Commons Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned†
Baron Capital Group, Inc. (2)	1,688,110	15.4%	—	—	7.7%
Clearbridge Investments, LLC (3)	897,196	8.2%	—	—	4.1%
Goldman Sachs Asset Management LP (4)	658,236	6.0%	—	—	3.0%
SUSS (5)	14,436	*	10,939,436	100.0%	50.1%
Sam L. Susser (6)	263,415	2.4%	—	—	1.2%
E.V. Bonner, Jr. (7)	112,805	1.0%	—	—	*
Rocky B. Dewbre	15,000	*	—	—	*
Mary E. Sullivan	25,000	*	—	—	*
Sam J. Susser (8)	11,000	*	—	—	*
Armand S. Shapiro (8)	5,000	*	—	—	*
David P. Engel (8)	21,940	*	—	—	*
Bryan F. Smith, Jr.	1,000	*	—	—	*
Rob L. Jones	25,000	*	—	—	*
All executive officers and directors as a group (nine persons)	480,160	4.4%	—	—	2.2%
________________
* Represents less than 1%.
† Does not include unvested phantom units that may not be voted or transferred prior to vesting.

(1)
As of the date set forth above, there are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations. Unless otherwise indicated, the address for all beneficial owners in this table is 555 East Airtex Drive, Houston, Texas 77073.

(2)
The information contained in the table and this footnote with respect to Baron Capital Group, Inc. is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013. Amount represents units reported to be held by a group comprised of Baron Capital Group, Inc. (BCG), BAMCO, Inc., Baron Capital Management, Inc., Ronald Baron, and Baron Small Cap Fund. Ronald Baron owns a controlling interest in BCG. The business address of the reporting party is 767 Fifth Avenue, 49th Floor, New York, New York 10153.

(3)
The information contained in the table and this footnote with respect to Clearbridge Investments, LLC is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013. The business address of the reporting party is 620 8th Avenue, New York, New York 10018.

(4)
The information contained in the table and this footnote with respect to Goldman Sachs Asset Management LP is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013. The business address of the reporting party is 200 West Street, C/O Goldman Sachs & Co., New York, New York 10282.

(5)	The address for SUSS, and unless otherwise noted, for each of the directors and executive officers of our general partner, is 4525 Ayers Street, Corpus Christi, Texas 78415.

(6)
In addition to serving as the chairman of the board of directors of our general partner, Mr. Sam L. Susser is also a director of SUSS, and as such, he is entitled to vote on decisions to vote, or to direct to vote, and to dispose, or to direct the disposition of, the common units and subordinated units held by SUSS or a wholly owned subsidiary of SUSS but he cannot individually control the outcome of such decisions. Mr. Sam L. Susser disclaims beneficial ownership of the common units and subordinated units held by SUSS or a wholly owned subsidiary of SUSS. The number of beneficially-owned units reflected for Mr. Sam L. Susser excludes 87,805 units conveyed to trusts for the benefit of his children and future grandchildren, of which Mr. Bonner serves as trustee.

(7) Includes 87,805 common units held in a trust for the benefit of Mr. Sam L. Susser's children and future grandchildren. Mr. Bonner acts as trustee of this trust, and disclaims beneficial ownership of such units.

(8)
In addition to serving on the board of directors of our general partner, Messrs. Sam J. Susser, Shapiro and Engel are also directors of SUSS, and as such, each is entitled to vote on decisions to vote, or to direct to vote, and to dispose, or to direct the disposition of, the common units and subordinated units held by SUSS or a wholly owned subsidiary of SUSS but each cannot individually control the outcome of such decisions. Messrs. Sam J. Susser, Shapiro and Engel each disclaim beneficial ownership of the common units and subordinated units held by SUSS or a wholly owned subsidiary of SUSS.
The following table sets forth, as of March 15, 2013, the number of shares of common stock of SUSS owned by each of the named directors of our general partner and all directors and executive officers of our general partner as a group.

	Shares of SUSS Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares (2)	Percentage of Total Shares (3)
Sam L. Susser (4)	2,310,434	10.7%
E.V. Bonner, Jr. (5)	325,440	1.5%
Rocky B. Dewbre	131,836	*
Mary E. Sullivan	97,722	*
Sam J. Susser	67,775	*
Armand S. Shapiro	32,508	*
David P. Engel	81,392	*
Bryan F. Smith, Jr.	—	*
Rob L. Jones	—	*
All executive officers and directors of SUSP as a group (nine persons)	3,047,107	14.1%
________________

*	Less than 1.0%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 4525 Ayers Street, Corpus Christi, Texas 78415.

(2)
Beneficial ownership for the purposes of the above table is determined in accordance with the rules and regulation of the Securities and Exchange Commission. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or have the right to acquire such powers with sixty (60) days. Accordingly, this table does not include options to purchase our shares of common stock which are not scheduled to vest and become exercisable within the next sixty (60) days, or shares of restricted stock or shares underlying restricted stock units unless any performance criteria have been satisfied and all time-based restrictions associated therewith will lapse within the next sixty (60) days.

(3)	As of March 15, 2013, there were 21,558,027 shares of SUSS common stock deemed to be beneficially owned for purposes of the above table.

(4)
The total number of shares of common stock includes shares held in trust in which Mr. Susser acts as Trustee. Does not include 120,425 shares conveyed to a trust for his children and future grandchildren, of which Mr. Bonner serves as trustee.

(5)
Includes 1,000 shares owned by Mr. Bonner's minor children. Includes 120,425 shares held in a trust for the benefit of Mr. Sam L. Susser's children and future grandchildren, for which Mr. Bonner acts as trustee.

Item 13.     Certain Relationships, Related Transactions and Director Independence

Transactions with SUSS and its Subsidiaries
In connection with our IPO, which closed on September 25, 2012, we consummated a number of transactions with SUSS and its affiliates. The terms of the transactions and agreements entered into at the closing of that IPO were determined by and among affiliated entities and, consequently, were not the result of arm's length negotiations. For more information on those agreements, see Note 12 to our financial statements as well as the section captioned 'Certain Relationships and Related Transactions' beginning on page 164 of the final prospectus relating to our IPO.
The following table summarizes the distributions and payments made by us to SUSS or its subsidiaries in connection with the IPO, as well as payments made (and transactions entered into) by us during the 2012 fiscal year subsequent to our IPO.

Transaction	Explanation	Amount/Value

Distribution of units to our general partner and its affiliates at IPO.	The aggregate equity consideration received by affiliates of our general partner, including SUSS, for the contribution of assets to us and our subsidiaries at formation.	• 14,436 common units; • 10,939,436 subordinated units; • 0.0% non-economic general partner interest; and • our incentive distribution rights.
Cash distribution to our general partner and its affiliates at IPO.
The aggregate cash consideration received by affiliates of our general partner, including SUSS, for the contribution of assets to us and our subsidiaries at formation and as a reimbursement of capital expenditures.
$206.0 million
2012 Quarterly distributions on limited partner interests held by affiliates.	Represents the aggregate amount of quarterly distributions made to affiliates of our general partner, including SUSS, in respect of common and subordinated units during the 2012 fiscal year.	$0.3 million
Fuel sold to affiliates.	Total revenues we received under the SUSS Distribution Contract for fuel gallons sold by us to affiliates of our general partner, including SUSS, for the 2012 fiscal year.	$625.6 million
Payments to affiliates for transportation services.	Total payments we made to affiliates of our general partner, including SUSS, during the 2012 fiscal year for transportation services under the SUSS Transportation Contract.	$11.9 million
Reimbursement to our general partner for certain allocated overhead and other expenses.	Total payment to our general partner for reimbursement of overhead and other expenses for the 2012 fiscal year pursuant to the Omnibus Agreement.	$3.1 million
Sale and leaseback transactions with affiliates of our general partner.	Total amount paid by us to affiliates of our general partner, including SUSS, during 2012 for the 8 properties we acquired pursuant to the sale and leaseback option in our Omnibus Agreement.	$29.0 million
Rent from affiliates.	Total amount of rents we received from affiliates of our general partner, including SUSS, during the 2012 fiscal year for properties we lease to them.	$0.1 million

Other Transactions with Related Persons
Financing Transactions with Affiliates
Our indebtedness under our revolving credit agreement and term loan agreement, which was $183.8 million, in the aggregate, at December 31, 2012, is guaranteed up to $180.7 million by SUSS. In addition, SUSS provides credit support to our suppliers under certain of our supply contracts.
In connection with our IPO, our executive officers and members of our board of directors purchased an aggregate of 480,160 common units at the initial public offering price as follows: Sam L. Susser: 351,220 common units; E.V. Bonner, Jr. 25,000 common units; Rocky B. Dewbre: 15,000 common units; Mary E. Sullivan: 25,000 common units; David P. Engel: 21,940 common units; Rob L. Jones: 25,000 common units; Armand S. Shapiro: 5,000 common units; Bryan F. Smith, Jr.: 1,000 common units; Sam J. Susser: 11,000 common units.

Procedures for Review, Approval and Ratification of Transactions with Related Persons
 Our general partner's audit committee's written charter requires the audit committee to review and discuss with management and the independent auditor any transactions or courses of dealings with related parties that are significant in size or involve terms or other considerations that differ from those that would likely be negotiated with independent parties. Our Code of Business Conduct and Ethics, in turn, requires that all potential conflicts of interest (including related party transactions) be disclosed to our General Counsel. If our General Counsel is notified of a proposed transaction of anything more than nominal value or significance that would, directly or indirectly, benefit one or more related parties, our conflicts committee is notified of the potential related party transaction.
If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, the resolution of any such conflict or potential conflict will be addressed by the board in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by our conflicts committee.
In the case of any sale of equity by us in which an owner or affiliate of an owner of our general partner participates, we anticipate that our practice will be to obtain approval of the board for the transaction. We anticipate that the board will typically delegate authority to set the specific terms to a pricing committee, consisting of the chief executive officer and one independent director. Actions by the pricing committee will require unanimous approval.
For information regarding the independence of the members of the board of director of our general partner, see “Director Independence” under Item 10 of this annual report on Form 10-K.
Item 14.     Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has selected Ernst & Young LLP to serve as out independent auditor for the fiscal year ending December 31, 2013. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.
Audit Fees
The following table presents fees for audit services rendered by Ernst & Young LLP (“Ernst & Young”) for the audit of our annual consolidated financial statements for fiscal 2012, and fees billed for services rendered by Ernst & Young during the same periods.

Fiscal 2012
Audit Fees	$797,277
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$797,277
Prior to September 25, 2012, our business was conducted by our Predecessor, and was included in the consolidated financial statements of SUSS. Therefore, we did not incur any audit fees prior to 2012.
Fees for audit services billed or expected to be billed consisted of the audit of our annual financial statements, reviews of our interim financial statements and services associated with SEC registration statements and other SEC matters.
In considering the nature of services provided by Ernst & Young, the audit committee determined that such services are compatible with the provisions of independent audit services. The audit committee discussed these services with Ernst & Young and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Policy for Approval of Audit and Non-Audit Services

Our audit committee charter requires that all services provided by our independent public accountants, both audit and non-audit, must be pre-approved by the audit committee. The pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service.
In determining whether to approve a particular audit or permitted non-audit service, the audit committee will consider, among other things, whether such service is consistent with maintaining the independence of the independent public accountants. The audit committee will also consider whether the independent public accountants are best positioned to provide the most effective and efficient service to us and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2012.

1.	Susser Petroleum Partners LP Audited Consolidated Financial Statements:

2.	Financial Statement Schedules - No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:
The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Petroleum Partners LP
By:	Susser Petroleum Partners GP LLC, its general partner
By:	/s/ Sam L. Susser
Sam L. Susser
Chairman and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sam L. Susser	Chairman, Chief Executive Officer and Director	March 29, 2013
Sam L. Susser	(Principal Executive Officer)

/s/ Mary E. Sullivan	Executive Vice President and Chief Financial Officer	March 29, 2013
Mary E. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ David P. Engel	Director	March 29, 2013
David P. Engel

/s/ Rob L. Jones	Director	March 29, 2013
Rob L. Jones

/s/ Armand S. Shapiro	Director	March 29, 2013
Armand S. Shapiro

/s/ Bryan F. Smith Jr.	Director	March 29, 2013
Bryan F. Smith Jr.

/s/ Sam J. Susser	Director	March 29, 2013
Sam J. Susser

Report of Independent Registered Public Accounting Firm

The Board of Directors of Susser Petroleum Partners GP LLC and
Unitholders of Susser Petroleum Partners LP

We have audited the accompanying consolidated balance sheets of Susser Petroleum Partners LP (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of operations, unitholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Petroleum Partners LP at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 29, 2013

Susser Petroleum Partners LP
Consolidated Balance Sheets

	December 31, 2011	December 31, 2012
	Predecessor
	(in thousands except units)
Assets
Current assets:
Cash and cash equivalents	$240	$6,752
Accounts receivable, net of allowance for doubtful accounts of $167 at December 31, 2011, and $103 at December 31, 2012	31,760	33,008
Receivables from affiliates	106,553	59,543
Inventories, net	7,023	2,981
Other current assets	1,836	821
Total current assets	147,412	103,105
Property and equipment, net	39,049	68,173
Other assets:
Marketable securities	—	148,264
Goodwill	20,661	12,936
Intangible assets, net	23,309	23,131
Other noncurrent assets	885	191
Total assets	$231,316	$355,800
Liabilities and unitholder's equity
Current liabilities:
Accounts payable	$98,316	$88,884
Accrued expenses and other current liabilities	8,010	1,101
Current maturities of long-term debt	22	24
Total current liabilities	106,348	90,009
Revolving line of credit	—	35,590
Long-term debt	1,098	149,241
Deferred tax liability, long-term portion	2,595	152
Other noncurrent liabilities	5,462	2,476
Total liabilities	115,503	277,468
Commitments and contingencies:
Unitholders' equity:
Susser Petroleum Partners LP unitholders' equity:
Predecessor equity	115,813	—
Common unitholders - public (10,925,000 units issued and outstanding)	—	210,462
Common unitholders - affiliated (14,436 units issued and outstanding)	—	(175)
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding)	—	(131,955)
Total unitholders' equity	115,813	78,332
Total liabilities and unitholders' equity	$231,316	$355,800

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Operations

	Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012
	Predecessor	Predecessor
	(dollars in thousands, except unit and per unit amounts)
Revenues:
Motor fuel sales to third parties	$1,094,273	$1,549,143	$1,694,025
Motor fuel sales to affiliates	1,578,653	2,257,788	2,570,757
Rental income	5,351	5,467	5,045
Other income	5,515	7,980	7,514
Total revenues	2,683,792	3,820,378	4,277,341
Cost of sales:
Motor fuel cost of sales to third parties	1,068,208	1,517,926	1,660,733
Motor fuel cost of sales to affiliates	1,578,653	2,257,788	2,562,976
Other	832	1,641	2,130
Total cost of sales	2,647,693	3,777,355	4,225,839
Gross profit	36,099	43,023	51,502
Operating expenses:
General and administrative	8,480	10,559	12,013
Other operating	4,229	4,870	5,178
Rent	3,797	4,322	3,527
Loss on disposal of assets	86	221	341
Depreciation, amortization and accretion	4,771	6,090	7,031
Total operating expenses	21,363	26,062	28,090
Income from operations	14,736	16,961	23,412
Interest expense, net	(284)	(324)	(809)
Income before income taxes	14,452	16,637	22,603
Income tax expense	(5,236)	(6,039)	(5,033)
Net income and comprehensive income	$9,216	$10,598	$17,570

Less: Predecessor income prior to initial public offering on September 25, 2012	8,420
Limited partners' interest in net income subsequent to initial public offering	$9,150

Net income per limited partner unit:
Common (basic and diluted)	$0.42
Subordinated (basic and diluted)	$0.42

Limited partner units outstanding:
Common units - public	10,925,000
Common units - affiliated	14,436
Subordinated units - affiliated	10,939,436

Cash distribution per unit	$0.47
See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Unitholders' Equity

		Partnership
		(in thousands)
	Susser Petroleum Company LLC Predecessor	Common-Public	Common-SUSS	Subordinated-SUSS	Total SUSP	Total
Balance at December 31, 2009	$95,999	$—	$—	$—	$—	$95,999
Net income	9,216	—	—	—	—	9,216
Balance at December 31, 2010	105,215	—	—	—	—	105,215
Net income	10,598	—	—	—	—	10,598
Balance at December 31, 2011	115,813	—	—	—	—	115,813
Predecessor net income through September 24, 2012	8,420	—	—	—	—	8,420
Balance at September 24, 2012	124,233	—	—	—	—	124,233
Net liabilities not assumed by the Partnership	(54,653)	—	—	—	—	(54,653)
Allocation of net Parent investment to unitholders	(69,580)	—	91	69,489	69,580	—
Proceeds from initial public offering, net of underwriters' discount	—	210,647	—	—	210,647	210,647
Offering costs	—	(4,493)	—	—	(4,493)	(4,493)
Cash distributions to Parent	—		(273)	(206,069)	(206,342)	(206,342)
Distribution to Unitholders	—	(311)	—	—	(311)	(311)
Unit-based compensation	—	51	—	50	101	101
Partnership earnings September 25, 2012 through December 31, 2012	—	4,568	7	4,575	9,150	9,150
Balance at December 31, 2012	$—	$210,462	$(175)	$(131,955)	$78,332	$78,332

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012
	Predecessor	Predecessor
	(in thousands)
Cash flows from operating activities:
Net income	$9,216	$10,598	$17,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,771	6,090	7,031
Amortization of deferred financing fees	—	—	102
Loss on disposal of assets and impairment charge	86	221	341
Non-cash stock based compensation	—	—	101
Deferred income tax	(1,527)	1,251	2,428
Changes in operating assets and liabilities, net of effects of Contribution Agreement:
Accounts receivable	7,158	(12,512)	(57,745)
Accounts receivable from affiliates	(4,573)	(7,491)	(35,556)
Inventories	853	(1,091)	(7,912)
Other assets	226	1,294	(63)
Accounts payable	(4,112)	18,474	93,193
Accrued liabilities	3,702	(1,708)	(2,272)
Other noncurrent liabilities	1,258	(461)	(730)
Net cash provided by operating activities	17,058	14,665	16,488
Cash flows from investing activities:
Capital expenditures	(4,743)	(7,388)	(41,493)
Purchase of intangibles	(9,220)	(12,050)	(2,513)
Purchase of marketable securities	—	—	(497,426)
Redemption of marketable securities	—	—	349,162
Proceeds from disposal of property and equipment	66	285	1,321
Net cash used in investing activities	(13,897)	(19,153)	(190,949)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,150	—	180,666
Revolving line of credit	—	—	35,590
Loan origination costs	—	—	(1,907)
Proceeds from issuance of common units, net of offering costs	—	—	206,154
Distributions to Parent	—	—	(206,342)
Distributions to Unitholders	—	—	(311)
Predecessor cash retained by Parent	—	—	(354)
Payments on long-term debt	(8)	(21)	(32,523)
Net cash provided by financing activities	1,142	(21)	180,973
Net increase (decrease) in cash	4,303	(4,509)	6,512
Cash and cash equivalents at beginning of year	446	4,749	240
Cash and cash equivalents at end of period	$4,749	$240	$6,752
Supplemental disclosure of non-cash activities:
Contribution of net assets from Parent	$—	$—	$(69,580)
Interest paid (net of amounts capitalized)	$332	$412	$940

See accompanying notes

Susser Petroleum Partners LP
Notes to Consolidated Financial Statements

1.	Organization and Principles of Consolidation
The consolidated financial statements are composed of Susser Petroleum Partners LP (the "Partnership", "SUSP", "we", "us" or "our"), a Delaware limited partnership, and its consolidated subsidiaries, which distribute motor fuels in Texas, New Mexico, Oklahoma and Louisiana. SUSP was formed in June 2012 by Susser Holdings Corporation (“SUSS” or the “Parent”) and its wholly owned subsidiary, Susser Petroleum Partners GP LLC, our general partner. On September 25, 2012, we completed our initial public offering (“IPO”) of 10,925,000 common units representing limited partner interests.
The information presented in this annual report contains the audited consolidated financial results of Susser Petroleum Company LLC (“Predecessor” or "SPC"), our Predecessor for accounting purposes, for periods presented through September 24, 2012. The consolidated financial results for the year ended December 31, 2012 also include the results of operations for SUSP for the period beginning September 25, 2012, the date the Partnership commenced operations. The balance sheet as of December 31, 2012 presents solely the consolidated financial position of the Partnership.
In connection with the IPO and pursuant to the Contribution Agreement between the Partnership, the General Partner, SUSS, Stripes LLC, Susser Holdings LLC and SPC (the "Contribution Agreement"), the following transactions occurred:

•
SUSS contributed to Susser Petroleum Operating Company LLC (“SPOC”) substantially all of its wholesale motor fuel distribution business, other than its motor fuel consignment business and transportation assets, which included:

•marketer, distributor and supply agreements,
•fuel supply agreements to distribute motor fuel to convenience stores and other retail fuel outlets,
•real property owned in fee and personal property,
•leases and subleases under which it was a tenant, and
•leases and subleases under which it was a landlord.

•	SPC contributed its membership interests in T&C Wholesale LLC to SPOC.

•
SPC contributed its interest in SPOC to the Partnership in exchange for 14,436 common units representing a 0.07% limited partner interest in the Partnership, 10,939,436 subordinated units representing a 50.0% limited partner interest in the Partnership and all of the incentive distribution rights of the Partnership.

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
The consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. The Partnership operates in one operating segment, with primary operations conducted by the following consolidated wholly owned subsidiaries:

•
Susser Petroleum Operating Company LLC, a Delaware limited liability company, distributes motor fuel to SUSS' retail and consignment locations, as well as third party customers in Texas, New Mexico, Oklahoma and Louisiana.

•	T&C Wholesale LLC ("TCW"), a Texas limited liability company, distributes motor fuels, propane and lubricating oils, primarily in Texas.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, formed to own and lease convenience store properties and operate a motor fuel consignment business.
All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Initial Public Offering

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
We received net proceeds of $206.2 million from the sale of 10,925,000 units, net of related offering expenses. Additionally, we entered into a term loan and security agreement (“SUSP Term Loan”) in which we borrowed $180.7 million and entered into a $250.0 million revolving credit agreement (“SUSP Revolver”), which together are guaranteed by SUSS in a maximum aggregate amount of $180.7 million. See Note 9 for additional information regarding our credit and term loan facilities.
The following table is a reconciliation of cash proceeds from the IPO (in millions):

Gross proceeds	$224
Less: Underwriting and structuring fees and other offering expenses	(18)
Proceeds from the IPO, net of offering costs	206
Reimbursement to SUSS for capital expenditures during prior 24 months	(25)
Investment in marketable securities	(181)
Net use of IPO proceeds	$(206)
Term loan proceeds	$181
Proceeds of term loan distributed to SUSS	$(181)

The following is a summary of net income for the twelve months ended December 31, 2012 disaggregated between Predecessor and the Partnership:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Twelve Months Ended December 31, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Revenues	$3,198,422	$1,078,919	$4,277,341
Cost of sales	3,162,428	1,063,411	4,225,839
Gross profit	35,994	15,508	51,502
Total operating expenses	22,496	5,594	28,090
Income from operations	13,498	9,914	23,412
Interest expense, net	(269)	(540)	(809)
Income before income taxes	13,229	9,374	22,603
Income tax expense	(4,809)	(224)	(5,033)
Net income	$8,420	$9,150	$17,570

The following is a summary of cash flow for the twelve months ended December 31, 2012 disaggregated between Predecessor and the Partnership:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Twelve Months Ended December 31, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$9,183	$7,305	$16,488
Cash flows from investing activities:
Purchase of intangibles and capital expenditures	(9,806)	(34,200)	(44,006)
Purchase of marketable securities	—	(497,426)	(497,426)
Redemption of marketable securities	—	349,162	349,162
Proceeds from disposal of property and equipment	754	567	1,321
Net cash used in investing activities	(9,052)	(181,897)	(190,949)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	216,256	216,256
Loan origination costs	—	(1,907)	(1,907)
Proceeds from issuance of common units, net of offering costs	—	206,154	206,154
Distributions to Parent	—	(206,342)	(206,342)
Distributions to Unitholders	—	(311)	(311)
Predecessor cash retained by Parent	(354)		(354)
Payments on long-term debt	(17)	(32,506)	(32,523)
Net cash provided by (used in) financing activities	(371)	181,344	180,973
Net increase (decrease) in cash	(240)	6,752	6,512
Cash and cash equivalents at beginning of year	240	—	240
Cash and cash equivalents at end of period	$—	$6,752	$6,752

3.	Summary of Significant Accounting Policies

Fiscal Year
The Partnership uses calendar month accounting periods, and ends its fiscal year on December 31.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value Measurements
We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, equipment, intangible assets, and goodwill.
Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Acquisition Accounting
Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The Consolidated Statements of Operations for the years presented include the results of operations for each acquisition from their respective date of acquisition.
Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less, but exclude debt or equity securities classified as marketable securities.

Marketable Securities

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs (See Note 9 for more information concerning fair value measurements). The maturity dates range from January 10, 2013 to March 22, 2013 and are classified on the balance sheet in other assets. Included in the marketable securities classification on the Consolidated Balance Sheets are approximately $3.4 million in money market funds. The carrying value of these approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 31, 2012 were not material. These investments are used as collateral to secure the SUSP term loan and are intended to be used only for future capital expenditures.

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

Receivables from affiliates have risen from transactions with non-consolidated affiliates and are primarily due to the sale of fuel and other miscellaneous transactions with SUSS. Predecessor receivables from affiliates also included the concentration of excess cash to SUSS. These receivables are recorded at face value, without interest or discount.

Inventories
Fuel inventories are stated at the lower of average cost or market. Shipping and handling costs are included in the cost of inventories.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, estimated to be forty years for buildings, three to fifteen years for equipment and thirty years for underground storage tanks.
Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which approximate twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period incurred.
Long-Lived Assets
Long-lived assets (including intangible assets) are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss on disposal of assets and impairment charge in the statement of operations for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination are recorded at fair value as of the date acquired. Acquired intangibles determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of the fiscal year.

The Partnership uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.

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

If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Partnership's “implied fair value” requires the Partnership to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. If the "implied fair value" is less than the carrying value, an impairment charge would be recorded.

Other Intangible Assets
Other intangible assets consist of supply agreements with customers, customer intangibles and favorable/unfavorable lease arrangements. Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely‑accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Partnership, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.

Supply agreements are being amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms.
Environmental Liabilities
Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed by the Partnership. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized.
Revenue Recognition
Revenues from motor fuel sales are recognized at the time that fuel is delivered to the customer, with the exception of consignment sales, which are discussed in greater detail below. Shipment and delivery of motor fuel generally occurs on the same day. The Partnership charges its wholesale customers for third‑party transportation costs, which are recorded net in cost of sales. Through PropCo, our wholly owned corporate subsidiary, we may sell motor fuel to wholesale customers on a consignment basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. We derive other income from rental income, propane and lubricating oils and other ancillary product and service offerings.
Rental Income
Rental income from operating leases is recognized over the term of the lease.
Cost of Sales
We include in “Cost of Sales” all costs we incur to acquire wholesale fuel, including the costs of purchasing, storing and transporting inventory prior to delivery to our wholesale customers. Cost of sales does not include any depreciation of our property, plant and equipment, as any amounts attributed to cost of sales would not be significant. Depreciation is separately classified in our Consolidated Statements of Operations. The portion of fuel volumes purchased from suppliers who accounted for 10% or more of our total combined volume during the years ended December 31 are as follows:

	2010	2011	2012
Valero	41%	37%	36%
Chevron	16%	20%	19%

Motor Fuel Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Partnership. The Partnership's accounting policy is to exclude the tax collected and remitted from revenues and cost of sales and account for them as liabilities.
Deferred Branding Incentives
We receive payments for deferred branding incentives related to our fuel supply contracts. Unearned branding incentives are deferred and amortized as earned over the term of the respective agreement. Deferred branding incentives are amortized on a straight line basis over the term of the agreement as a credit to cost of sales.
Lease Accounting
The Partnership leases a portion of its properties under non-cancelable operating leases, whose initial terms are typically five to ten years, along with options that permit renewals for additional periods. Minimum rent is typically expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. The Partnership is typically responsible for payment of real estate taxes, maintenance expenses and insurance. The Partnership also leases certain vehicles, which are typically less than five years.

Derivative Instruments and Hedging Activities
All derivative financial instruments are reported on the balance sheet at fair value. Changes in the fair value are recognized either in earnings or as other comprehensive income in equity, depending on whether the derivative has been designated as a fair value or cash flow hedge and qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Partnership does not engage in the trading of derivatives. All such financial instruments are used to manage risk.
The Partnership periodically enters into derivatives, such as futures and options, to manage its fuel price risk. Net proceeds received and the change in value of the derivatives are recorded as increases or decreases to fuel cost of sales. See Note 9 for additional information.
Fair Value of Financial Instruments
Cash, accounts receivable, certain other current assets, marketable securities, accounts payable, accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments.
Concentration Risk
Motor fuel sold to SUSS represented approximately 60% of the total motor fuel sales for each of the years ended December 31, 2010, 2011 and 2012. Prior to the IPO, these sales were at cost and no profit was reflected on these sales. Pursuant to the Distribution Contract, sales subsequent to the IPO reflect a margin of approximately three cents per gallon.
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

Stock and Unit-based Compensation

Certain employees supporting our Predecessor's operations were historically granted long-term incentive compensation awards under the SUSS stock-based compensation programs, which primarily consist of stock options and restricted common stock. Our Predecessor was allocated expenses for stock-based compensation costs, which are included in general and administrative expenses. The allocated expense was $0.6 million, $0.7 million and $0.8 million and for the years ended December 31, 2010, 2011 and 2012, respectively.

In connection with our IPO, our general partner adopted the Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (“2012 LTIP"), under which various types of awards may be granted to employees, consultants and directors of our general partner who provide services for us. We amortize the grant-date fair value of these awards over the vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses. During 2012 we recognized $0.1 million of stock compensation expense related to SUSP unit awards.

Income Tax

We are organized as a pass-through for federal income tax purposes. As a result, our partners are responsible for federal income taxes based on their respective share of taxable income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. We are subject to the Texas franchise tax that is based on our Texas sourced taxable gross margin for federal income tax purposes.

The Predecessor recognized deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. The Partnership recognized deferred income tax liabilities and assets related to its subsidiary, PropCo.

The Predecessor recognizes the impact of a tax position in the financial statements, if that position is not more likely than not of being sustained, based on the technical merits of the position. See Note 16 for additional information regarding de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

Reclassifications

Certain line items have been reclassified for presentation purposes. On the Consolidated Statements of Cash Flows, changes in notes receivable have been reclassified from a financing activity to an operating activity to better reflect the purpose of these notes receivable.

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

FASB ASU No. 2012-02. In July 2012, the FASB issued ASU No. 2012-02, "Intangibles—Goodwill and Other." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will affect our impairment steps only but will not have an effect on our results of operations, cash flows or related disclosures.

4.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	December 31, 2011	December 31, 2012
	Predecessor
	(in thousands)
Accounts receivable, trade	$30,963	$32,906
Other receivables	964	205
Allowance for uncollectible accounts, trade	(167)	(103)
Accounts receivable, net	$31,760	$33,008

Accounts receivable from affiliates are $106.6 million and $59.5 million as of December 31, 2011 and December 31, 2012, respectively. For additional information regarding our affiliated receivables, see Note 12.
An allowance for uncollectible accounts is provided based on management's evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable (balances for 2010 and 2011 are for the Predecessor):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Allowance Retained by Parent	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
December 31, 2010	$327	$214	$195	$—	$346
December 31, 2011	346	(58)	121	—	167
December 31, 2012	167	103	—	167	103

5.	Inventories

Inventories consisted of the following:

	December 31, 2011	December 31, 2012
	Predecessor
	(in thousands)
Fuel-consignment and dealers	$3,538	$1,960
Fuel-wholesale and bulk	2,947	340
Other	538	681
Inventories, net	$7,023	$2,981

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2012
	Predecessor
	(in thousands)
Land	$19,552	$34,122
Buildings and leasehold improvements	8,315	23,589
Equipment	27,943	16,049
Construction in progress	1,116	2,905
Total property and equipment	56,926	76,665
Less: Accumulated depreciation	(17,877)	(8,492)
Property and equipment, net	$39,049	$68,173

 Depreciation expense on property and equipment was $3.5 million, $3.9 million and $3.7 million for 2010, 2011 and 2012, respectively.

During 2010, the Predecessor recorded a net loss of $0.1 million on disposal of assets. During 2011, the Predecessor recorded a net loss of $0.2 million on disposal of assets. During 2012, the Predecessor prior to the IPO and the Partnership post IPO recorded a net loss of $0.3 million on disposal of assets.

7.	Intangible Assets

Goodwill
The following table reflects goodwill balances and activity for the twelve months ended December 31, 2012:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Total
	(in thousands)
Balance at December 31, 2011	$20,661	$—	$20,661
Goodwill contributed to the Partnership	(12,936)	12,936	—
Goodwill retained by the Parent	(7,725)	—	(7,725)
Balance at December 31, 2012	$—	$12,936	$12,936
Other Intangibles
In accordance with ASC 350 “Intangibles-Goodwill and Other”, the Partnership has finite‑lived intangible assets recorded that are amortized. The finite‑lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, customer intangibles and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Supply agreements are being amortized over a weighted average period of approximately seven years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately ten years. Customer intangibles are fully amortized. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.
In the years ended 2010 and 2011, we completed acquisitions which included fuel supply contracts and other commercial accounts valued at $7.8 million and $10.4 million, respectively. We had no acquisitions in 2012.
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 31, 2011 and December 31, 2012:

	December 31, 2011			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	Predecessor
	(in thousands)
Amortized
Supply agreements	$29,654	$6,432	$23,222	$29,803	$8,674	$21,129
(Unfavorable) favorable leasehold arrangements, net	(950)	(391)	(559)	236	39	197
Loan origination costs	—	—	—	1,907	102	1,805
Other	690	44	646	63	63	—
Intangible assets, net	$29,394	$6,085	$23,309	$32,009	$8,878	$23,131

 Total amortization expense on finite‑lived intangibles included in depreciation, amortization and accretion for 2010, 2011 and 2012 was $1.2 million, $2.2 million and $3.3 million, respectively. The loan origination cost amortization included in interest expense for 2012 was $0.1 million. We had no loan cost amortization in 2010 or 2011. The following table presents the Partnership's estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years for finite‑lived intangibles as of December 31, 2012 (in thousands):

	Amortization	Interest
2013	$3,106	$381
2014	2,775	381
2015	2,595	381
2016	2,264	381
2017	1,950	280

8.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	December 31, 2011	December 31, 2012
	Predecessor
	(in thousands)
Accrued federal and state income taxes	$4,788	$71
Property and sales tax	1,042	299
Payroll and employee benefits	1,417	—
Deposits and other	763	731
Total	$8,010	$1,101
At December 31, 2011 and December 31, 2012, the Predecessor prior to our IPO and the Partnership post IPO had approximately $5.0 million and $2.4 million respectively, of deferred incentives related to branding agreements with fuel suppliers, of which $4.8 million and $2.4 million, respectively, are included in deferred branding incentives, long-term portion in the accompanying consolidated balance sheets. The Partnership is recognizing the income on a straight-line basis over the agreement periods, which range from three to ten years.

9.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2011	December 31, 2012
	Predecessor
	(in thousands)
Term loan, bearing interest at Prime or LIBOR plus an applicable margin	$—	$148,166
SUSP Revolver, bearing interest at Prime or LIBOR plus an applicable margin	—	35,590
Notes payable, bearing interest at 6%	1,120	1,099
Total debt	1,120	184,855
Less: Current maturities	22	24
Long-term debt, net of current maturities	$1,098	$184,831

At December 31, 2012, scheduled future debt maturities are as follows (in thousands):

2013	$24
2014	25
2015	148,192
2016	1,023
2017	35,591
Thereafter	—
Total	$184,855
Term Loan and Security Agreement
On September 25, 2012, in connection with the IPO, we entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “Term Loan”).  Borrowings under the Term Loan will bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At December 31, 2012, the interest rate on the Term Loan was 0.46%.
In order to obtain the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).
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
As of December 31, 2012, there were $35.6 million outstanding borrowings under the SUSP Revolver and $12.8 million in standby letters of credit. The unused availability on the SUSP Revolver at December 31, 2012 was $201.6 million. SUSP was in compliance with all covenants.
Guaranty by SUSS of SUSP Term Loan and SUSP Revolver
SUSS entered into a Guaranty of Collection (the “Guaranty”) in connection with the SUSP Term loan and the SUSP Revolver. Pursuant to the Guaranty, SUSS guarantees the collection of (i) the principal amount outstanding under the SUSP Term Loan and (ii) the SUSP Revolver. SUSS' obligation under the Guaranty is limited to $180.7 million. SUSS is not required to make payments under the Guaranty unless and until (a) SUSP has failed to make a payment on the SUSP Term Loan or SUSP Revolver, (b) the obligations under such facilities have been accelerated, (c) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, have been exhausted and (d) the applicable lenders have failed to collect the full amount owing on such facilities. In addition, SUSS entered into a Reimbursement Agreement with PropCo, whereby SUSS is obligated to reimburse PropCo for any amounts paid by PropCo under the guaranty of the SUSP Revolver executed by SUSP's subsidiaries.  SUSS' exposure under this reimbursement agreement is limited, when aggregated with its obligation under the Guaranty, to $180.7 million.
Other Debt
In August 2010 our Predecessor entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at December 31, 2011 and December 31, 2012 was $1.1 million and $1.1 million, respectively. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of December 31, 2012, is estimated to be approximately $184.9 million, based on the par value of the Term Loan, the current balance of the SUSP Revolver and an analysis of the net present value of remaining payments on the notes payable rate at a rate calculated off U.S. Treasury Securities.
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
The Partnership may periodically enter into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 31, 2011, our Predecessor held fuel futures contracts with a fair value of ($12,800) (16 contracts representing 0.6 million gallons). At December 31, 2012, the Partnership held no fuel futures contracts. Our Predecessor recognized a gain in 2010, 2011 and 2012 related to these contracts of less than $0.1 million, $0.8 million and $1.9 million, respectively. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory. We did not use hedge accounting with regard to these contracts.

10.	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	December 31, 2011	December 31, 2012
	Predecessor
	(in thousands)
Deferred branding incentives, long-term portion	$4,812	$2,442
Reserve for underground storage tank removal	600	34
Reserve for environmental remediation, long-term	50	—
Total	$5,462	$2,476

11.	Benefit Plans

Employees supporting our operations participate in the SUSS benefit plans: the 401(k) benefit plan and the Non-Qualified Deferred Compensation Plan. Subsequent to the IPO, SUSS allocated expense related to the benefit plans as part of the allocation of oversight charges as described in Note 12.
The net expense incurred for these plans for 2010, 2011 and 2012, was approximately $0.1 million, $0.2 million and $0.7 million, respectively.

12.	Related-Party Transactions

We entered into two long-term, fee-based commercial agreements with SUSS effective upon our IPO, summarized as follows:

•
Distribution Contract - a 10-year agreement under which we are the exclusive distributor of motor fuel to SUSS' existing Stripes® convenience stores and independently operated consignment locations, and to all future sites purchased by SUSP pursuant to the sale and leaseback option under the Omnibus Agreement, at cost, including tax and transportation costs, plus a fixed profit margin of three cents per gallon. In addition, all future motor fuel volumes purchased by SUSS for its own account will be added to the distribution contract pursuant to the terms of the Omnibus Agreement.

•
Transportation Contract - a 10-year transportation logistics agreement, pursuant to which SUSS will arrange for motor fuel to be delivered from our suppliers to our customers at rates consistent with those charged by SUSS to third parties for the delivery of motor fuel.

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
Contribution Agreement
On September 25, 2012, in connection with the closing of the Offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:

•	SUSS contributed to SPOC substantially all of its wholesale motor fuel distribution business, other than its motor fuel consignment business and transportation assets, which included:

•	marketer, distributor and supply agreements,

•	fuel supply agreements to distribute motor fuel to convenience stores and other retail fuel outlets,

•	real property owned in fee and personal property,

•	leases and subleases under which it was a tenant, and

•	leases and subleases under which it was a landlord.

•	SPC contributed its membership interests in T&C Wholesale to SPOC.

•
SPC contributed its interest in SPOC to the Partnership in exchange for 14,436 common units representing a 0.07% limited partner interest in the Partnership, 10,939,436 subordinated units representing a 50.0% limited partner interest in the Partnership and all of the incentive distribution rights of the Partnership.

Summary of Transactions
Related party transactions with SUSS are as follows:

•
The Partnership sells motor fuel to SUSS for resale at its Stripes® convenience stores and independently operated consignment locations. Motor fuel sales to affiliates for the period ended December 31, 2012, subsequent to the IPO, were $722.1 million and resulted in gross profit of $7.8 million. Prior to September 25, 2012, the Predecessor sold motor fuel to affiliates at zero gross profit. Additionally, we collect credit card receipts from the motor fuel suppliers on SUSS' behalf.

•
SUSS charged us for general and administrative services under the Omnibus Agreement for oversight of the Partnership and its Predecessor. Such amounts include certain expenses allocated by SUSS for general corporate services, such as finance, internal audit and legal services, which are included in general and administrative expenses. These expenses were charged or allocated to the Partnership based on the nature of the expenses and our proportionate share of employee time and headcount, which management believes to be reasonable. SUSS charged $1.4 million, $1.6 million and $1.6 million for the years ended December 31, 2010, December 30, 2011 and December 31, 2012, respectively.

•	We reimbursed SUSS for costs of employees supporting our operations of $2.9 million for the year ended December 31, 2012. Prior to the IPO, these expenses were incurred directly by the Predecessor.

•	We distributed $0.3 million for the year ended December 31, 2012 to SUSS as regular distributions on its common and subordinated units.

•
SUSS charged us for transportation services under the Transportation Contract for delivery of motor fuel to our customers of $11.9 million for the year ended December 31, 2012. Prior to the IPO, these expenses were incurred directly by the Predecessor.

•
SUSS charged the Predecessor for rent expense on certain real estate, which was in turn subleased by the Predecessor to dealers, of $1.0 million, $1.1 million and $0.8 million for each of the years ended December 31, 2010, December 31, 2011 and December 31, 2012, respectively. No rent expense was incurred subsequent to the IPO.

•	We acquired 8 convenience store properties from SUSS for $29.0 million. These stores were leased back to SUSS.

•	We charged SUSS rent on the convenience store properties which were purchased by us and leased back to them. For the year ended December 31, 2012, we charged $0.1 million to SUSS on these leases.

•	Net accounts receivable from SUSS were $106.6 million and $59.5 million at December 31, 2011 and December 31, 2012, respectively.

13.	Commitments and Contingencies

Leases
The Partnership leases certain convenience store and other properties under non-cancellable operating leases whose initial terms are typically 5 to 10 years, along with options that permit renewals for additional periods. Minimum rent is typically expensed on a straight-line basis over the term of the lease. We typically are responsible for payment of real estate taxes, maintenance expenses and insurance. These properties are primarily sublet to third parties.

The components of net rent expense are as follows:

	December 31, 2010	December 30, 2011	December 31, 2012
	Predecessor	Predecessor
	(in thousands)
Store base rent	$3,351	$3,729	$3,074
Equipment rent	446	593	453
Net rent expense	$3,797	$4,322	$3,527

Equipment rent consists primarily of store equipment and vehicles. Sublease rental income for 2010, 2011 and 2012 was $2.3 million, $2.5 million and $2.1 million, respectively, and is included in other income.

Future minimum lease payments for future fiscal years are as follows (in thousands):

2013	$801
2014	803
2015	773
2016	782
2017	793
Thereafter	4,983
Total	$8,935

Environmental Remediation
We are subject to various federal, state and local environmental laws and make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we, through our Predecessor, have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from third‑party liability claims. For 2012, our coverage was $1.0 million per occurrence, with a $2.0 million aggregate and $0.5 million self-insured retention. Our sites continue to be covered by this policy.
We are not currently involved in the remediation of motor fuel storage sites. Our Predecessor has accrued for anticipated future costs and any related probable state reimbursement amounts for its remediation activities. Accordingly, our Predecessor had recorded estimated undiscounted liabilities for these sites totaling $0.1 million as of December 31, 2011, which are classified as accrued expenses and other current liabilities. We have no accrued liabilities for remediation activities as of December 31, 2012. SUSS has agreed to indemnify us for any environmental costs that are determined to have been in existence at the time the properties were contributed to us. This indemnity expires September 2015. Any new releases will be our responsibility.
Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, our Predecessor has recorded a net receivable of $61,000 for the estimated probable state reimbursements which are included in other assets as of December 31, 2011. We had no sites eligible for reimbursement as of December 31, 2012.
We have additional reserves of less than $0.1 million that represent our estimate for future asset retirement obligations for underground storage tanks.
Deferred Branding Incentives
We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2012, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $16.5 million. Of this amount, approximately $11.3 million would be the responsibility of the Partnership's branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SUSP would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding. We have $2.4 million recorded, net of accumulated amortization, on the balance sheet as of December 31, 2012, which is included in other noncurrent liabilities The Partnership amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.

14.	Rental Income under Operating Leases

The following schedule details our investment in property under operating leases as of December 31, 2012 (in thousands):

Land	$33,646
Buildings and improvements	18,282
Equipment	14,691
Total property and equipment	66,619
Less: Accumulated depreciation	4,344
Property and equipment, net	$62,275
The following is a schedule by years of minimum future rental income under noncancelable operating leases as of December 31, 2012 (in thousands):

Year Ended December 31,
2013	$5,592
2014	5,289
2015	4,671
2016	3,987
2017	3,451
Thereafter	28,293
Total minimum future rentals	$51,283

See Note 12 for information regarding rental income and operating leases with SUSS.

15.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Year Ended
	December 31, 2010	December 30, 2011	December 31, 2012
	Predecessor	Predecessor
	(in thousands)
Cash interest expense	$332	$412	$940
Amortization of loan costs	—	—	102
Cash interest income	(48)	(88)	(233)
Interest expense, net	$284	$324	$809

16.	Income Tax

As a limited partnership, we are generally not subject to state and federal income tax, with the exception of the state of Texas.  Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). Our taxable income or loss, which may vary substantially from the net income or net loss reported in the consolidated statements of operations, is includable in the federal and state income tax returns of each unitholder.  We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, PropCo. PropCo is subject to federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2012, our non-qualifying income did not exceed the statutory limit.
 The net Federal tax basis of the non-taxable Partnership's assets and liabilities is less than the reported amounts on the financial statements by approximately $16.0 million as of December 31, 2012.
Our Predecessor was subject to income tax and was included in the consolidated income tax returns of SUSS. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for fiscal years ended December 31, 2010 and December 31, 2011 are those of our Predecessor. For the fiscal year ended December 31, 2012, included in income tax expense is the expense of our Predecessor through September 24, 2012. Subsequent to the IPO, income tax expense consists of the franchise tax and the income tax expense of PropCo.
Components of income tax expense for fiscal years ended December 31, 2010, December 31, 2011, and December 31, 2012 are as follows:

	Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012
	Predecessor	Predecessor
	(in thousands)
Current:
Federal	$6,527	$4,524	$2,321
State	236	265	284
Total current income tax expense	6,763	4,789	2,605
Deferred:
Federal	(1,519)	1,245	2,416
State	(8)	5	12
Total deferred tax expense (benefit)	(1,527)	1,250	2,428
Net income tax expense	$5,236	$6,039	$5,033

A reconciliation of the statutory federal income tax rate to the effective tax rate for the fiscal years ended December 31, 2010, December 31, 2011, and December 31, 2012 are as follows:

	Year Ended
	December 31, 2010		December 31, 2011		December 31, 2012
	Predecessor		Predecessor
	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %
Tax at statutory federal rate	$5,058	35.0%	$5,823	35.0%	$7,911	35.0%
Partnership earnings not subject to tax	—	—%	—	—%	(3,281)	(14.5)%
Corporate subsidiary earnings subject to tax	—	—%	—	—%	153	0.7%
State and local tax, net of federal benefit	149	1.0%	176	1.0%	217	1.0%
Other	29	0.2%	40	0.3%	33	0.1%
Tax expense per financial statement	$5,236	36.2%	$6,039	36.3%	$5,033	22.3%

Components of deferred tax assets and liabilities are as follows:

	December 31, 2011	December 31, 2012
	Predecessor
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$112	$—
Environmental reserves	73	—
Intangible assets	1,047	—
Deferred revenue	1,747	—
Accrued bonuses	517	—
Net operating loss carry forwards	—	35
Total deferred tax assets	3,496	35
Deferred tax liabilities:
Fixed assets	5,297	187
Prepaid assets	20	—
Other accruals and reserves	164	—
Total deferred tax liabilities	5,481	187
Net deferred income tax assets (liabilities)	$(1,985)	$(152)
Current net deferred tax assets (liabilities)	$610	$—
Noncurrent net deferred tax assets (liabilities)	$(2,595)	$(152)
PropCo has net operating losses of $0.1 million as of December 31, 2012. These losses expire as of 2032. We have determined that it is more likely than not that all deferred tax assets will be realized, and have therefore determined that no valuation allowance is needed as of December 31, 2010, December 31, 2011 or December 31, 2012.
Uncertain Tax Positions
It is our policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. Interest and penalties incurred by us have not been material in 2010, 2011 or 2012. Our Parent files income tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, Louisiana and New Mexico. These returns are subject to examinations in all jurisdictions for all returns for the 2009 through 2012 tax years.

As of December 31, 2012, all tax positions taken by us are considered highly certain. There are no positions we reasonably anticipate will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

17.	Equity
As of December 31, 2012, SUSS owned 14,436 common units and 10,939,436 subordinated units, which together constitute a 50.1% ownership interest in us. We issued 10,925,000 common units to the public in connection with our IPO.

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
The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Unit - Common Units
Year Ended December 31, 2012
Distributions (a)	$5,098
Distributions in excess of net income	(523)
Limited partners' interest in net income subsequent to initial public offering	$4,575

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Unit - Subordinated Units
Year Ended December 31, 2012
Distributions (a)	$5,098
Distributions in excess of net income	(523)
Limited partners' interest in net income subsequent to initial public offering	$4,575

(a) Distributions declared per unit	$0.466

Incentive Distribution Rights. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and SUSS (in its capacity as the holder of our incentive distribution rights or "IDRs") based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of SUSS and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount”. The percentage interests shown for our unitholders and SUSS for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for SUSS assume that there are no arrearages on common units and that SUSS continues to own all of the IDRs.

		Marginal percentage interest in distributions
	Total quarterly distribution per unit target amount	Unitholders	SUSS
Minimum Quarterly Distribution	$0.4375	100%	—
First Target Distribution	Above $0.4375 up to $0.503125	100%	—
Second Target Distribution	Above $0.503125 up to $0.546875	85%	15%
Third Target Distribution	Above $0.546875 up to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Cash distributions. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. In accordance with our partnership agreement, on November 5, 2012, we declared a quarterly cash distribution totaling $624 thousand, or $0.0285 per unit. The quarterly cash distribution for the three months ended September 30, 2012 was calculated as the minimum quarterly cash distribution of $0.4375 prorated for the period beginning September 25, 2012, the date SUSP commenced operations. This distribution was paid on November 29, 2012 to unitholders of record on November 19, 2012. On February 7, 2013, we declared a quarterly cash distribution totaling $9.6 million, or $0.4375 per unit. The quarterly cash distribution for the three months ended December 31, 2012 was calculated as the minimum quarterly distribution of $0.4375. The distribution was paid on March 1, 2013 to unitholders of record on February 19, 2013.

18.	Equity-Based Compensation
Unit-based compensation expense related to the Partnership and stock-based compensation expense allocated to our Predecessor that was included in our condensed consolidated statements of operations was as follows (in thousands):

	Year Ended December 31, 2012
	2011	2012
	Predecessor
Phantom common units	$—	$101
Predecessor allocated expense	707	810
Total equity-based compensation expense	$707	$911

Phantom Common Unit Awards. During the quarter, our general partner issued a total of 32,500 phantom unit awards to certain directors and employees under the 2012 LTIP in connection with the closing of the IPO. Recipients have no distribution or voting rights on these units until they vest. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a three-year period and employee awards vest ratably over a five-year service period. Total unrecognized compensation cost related to our nonvested phantom units totaled $0.6 million as of December 31, 2012, which is expected to be recognized over a weighted-average period of three years. The fair value of nonvested service phantom units outstanding as of December 31, 2012, totaled $0.8 million.
A summary of our phantom unit award activity for the year ended December 31, 2012, is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	—	$—
Granted	32,500	23.09
Nonvested at December 31, 2012	32,500	$23.09

19.	Net Income per Unit
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to SUSS, the holder of the IDRs, pursuant to our partnership agreement, which are declared and paid following the close of each quarter. Net income per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to September 25, 2012. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. As of December 31, 2012, the weighted-average number of units outstanding equals the total number of units outstanding.
In addition to the common and subordinated units, we have also identified the IDRs as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

We also disclose limited partner units issued and outstanding. There have been no additional changes to the outstanding shares after the closing of the IPO.

Twelve Months Ended December 31, 2012
(dollars in thousands, except units and per unit amounts)
Net income subsequent to initial public offering	$9,150
Less: General partner's interest in net income subsequent to initial public offering	—
Limited partners' interest in net income subsequent to initial public offering	$9,150

Weighted average limited partner units outstanding:
Common - basic	10,939,436
Common - equivalents	3,723
Common - diluted	10,943,159

Subordinated - SUSS (basic and diluted)	10,939,436

Net income per limited partner unit:
Common - basic	$0.42
Common - diluted	$0.42
Subordinated - SUSS (basic and diluted)	$0.42

20.	Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited financial and operating data for each quarter during 2010, 2011 and 2012. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2010				2011				2012 (a)
	1st QTR	2nd QTR	3rd QTR	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR
	Predecessor				Predecessor
	(dollars and gallons in thousands)
Motor fuel sales	$637,813	$687,053	$639,623	$708,437	$848,719	$1,008,380	$987,738	$962,094	$1,069,244	$1,083,470	$1,106,118	$1,005,948
Rental and Other income	2,498	2,353	2,603	3,412	3,011	2,966	4,125	3,345	3,409	3,041	3,499	2,611
Total revenue	640,311	689,406	642,226	711,849	851,730	1,011,346	991,863	965,439	1,072,653	1,086,511	1,109,617	1,008,559

Motor fuel gross profit	5,210	7,330	7,277	6,248	6,217	9,841	7,720	7,439	7,112	11,570	9,799	12,591
Other gross profit	2,207	2,183	2,489	3,155	2,617	2,348	3,816	3,025	2,771	2,610	3,029	2,020
Total gross profit	7,417	9,513	9,766	9,403	8,834	12,189	11,536	10,464	9,883	14,180	12,828	14,611

Income from operations	2,341	4,120	4,390	3,885	3,006	5,600	5,002	3,353	2,734	5,897	5,469	9,312

Net income	$1,447	$2,588	$2,761	$2,420	$1,861	$3,527	$3,136	$2,074	$1,674	$3,703	$3,617	$8,576

Limited partners interest in net income subsequent to IPO:	—	—	—	—	—	—	—	—	—	—	574	8,576
Net income per limited Partner unit: (c)
Common (basic and diluted)	—	—	—	—	—	—	—	—	—	—	0.03	0.39
Subordinated (basic and diluted)	—	—	—	—	—	—	—	—	—	—	0.03	0.39

Fuel gallons	300,962	315,312	307,771	309,268	311,098	322,641	330,903	347,768	351,368	369,028	367,362	362,188

Motor fuel margin - third party (b)	4.3¢	5.7¢	6.0¢	5.1¢	5.1¢	7.7¢	5.9¢	5.2¢	5.0¢	7.5¢	6.3¢	4.5¢

(a)
The information presented includes the results of operations of Predecessor for periods presented through September 24, 2012 and of SUSP for the period beginning September 25, 2012, the date SUSP commenced operations.

(b)	Excludes the impact of motor fuel sold to affiliates.

(c)	Net income per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to September 25, 2012.

EXHIBIT INDEX

Exhibit No.		Description
3.1		First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (1)
3.2		Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (1)
10.1		Omnibus Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC and Susser Holdings Corporation, dated September 25, 2012 (1)
10.2
Revolving Credit Agreement among Susser Petroleum Partners LP, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated September 25, 2012 (1)

10.3		Term Loan and Security Agreement between Susser Petroleum Partners LP, as Borrower, and Bank of America, N.A., as Lender, dated September 25, 2012 (1)
10.4		Transportation Agreement between Susser Petroleum Operating Company LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)
10.5		Fuel Distribution Agreement by and among Susser Petroleum Operating Company LLC, Susser Holdings Corporation, Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)
10.6
Contribution Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC, Susser Holdings Corporation, Susser Holdings, L.L.C., Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)

10.7		Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (2)
10.8		Form of Director Indemnification Agreement (2)
10.9		Form of Phantom Unit Award Agreement (2)
10.10		Form of Lease Agreement (Stripes LLC) *
10.11	+
Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company effective September 1, 2011, as assigned to Susser Petroleum Operating Company LLC on September 25, 2012 (2)

10.12	+
Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company, L.P., and assigned to Susser Petroleum Operating Company LLC on September 25, 2012 (2)

10.13	+
Branded Distributor Marketing Agreement (Valero Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP, and assigned to Susser Petroleum Operating Company LLC on September 25, 2012 (2)

10.14	+
Branded Distributor Marketing Agreement (Shamrock Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP, and assigned to Susser Petroleum Operating Company LLC on September 25, 2012 (2)

10.15	+
Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP, and assigned to Susser Petroleum Operating Company LLC on September 25, 2012 ,as amended (2)

21.1		List of Subsidiaries of the Registrant *
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm *
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended *
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended *
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **
101		Interactive data files

*	Filed herewith.

**
Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Confidential treatment has been granted with respect to portions of this exhibit.

(1)	Incorporated by reference to the current report on Form 8-K filed by the registrant on September 25, 2012.

(2)	Incorporated by reference to the registration statement on Form S-1 (Registration Number 333-182276), as amended, originally filed by the registrant on June 22, 2012.