Form 10-Q
period 2013-03-31
Susser Petroleum Partners LP
filed 2013-05-15
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2013
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
The registrant had 10,939,436 common units and 10,939,436 subordinated units outstanding at May 10, 2013.

SUSSER PETROLEUM PARTNERS LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Susser Petroleum Partners LP
Consolidated Balance Sheets

	December 31, 2012	March 31, 2013
		(unaudited)
	(in thousands, except per unit amounts)
Assets
Current assets:
Cash and cash equivalents	$6,752	$9,325
Accounts receivable, net of allowance for doubtful accounts of $103 at December 31, 2012, and $189 at March 31, 2013	33,008	41,549
Receivables from affiliates	59,543	57,301
Inventories, net	2,981	24,008
Other current assets	821	147
Total current assets	103,105	132,330
Property and equipment, net	68,173	94,749
Other assets:
Marketable securities	148,264	122,267
Goodwill	12,936	12,936
Intangible assets, net	23,131	22,469
Other noncurrent assets	191	172
Total assets	$355,800	$384,923
Liabilities and unitholders' equity
Current liabilities:
Accounts payable	$88,884	$119,552
Accrued expenses and other current liabilities	1,101	3,725
Current maturities of long-term debt	24	24
Total current liabilities	90,009	123,301
Revolving line of credit	35,590	58,600
Long-term debt	149,241	123,135
Deferred tax liability, long-term portion	152	152
Other noncurrent liabilities	2,476	2,344
Total liabilities	277,468	307,532
Commitments and contingencies:
Unitholders' equity:
Susser Petroleum Partners LP unitholders' equity:
Common unitholders - public (10,925,000 units issued and outstanding)	210,462	209,852
Common unitholders - affiliated (14,436 units issued and outstanding)	(175)	(175)
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding)	(131,955)	(132,286)
Total unitholders' equity	78,332	77,391
Total liabilities and unitholders' equity	$355,800	$384,923

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	March 31, 2012	March 31, 2013
	Predecessor
	(in thousands)
Revenues:
Motor fuel sales to third parties	$438,801	$347,504
Motor fuel sales to affiliates	630,444	730,727
Rental income	1,364	1,629
Other income	2,045	1,299
Total revenues	1,072,654	1,081,159
Cost of sales:
Motor fuel cost of sales to third parties	431,689	341,707
Motor fuel cost of sales to affiliates	630,444	723,309
Other	638	587
Total cost of sales	1,062,771	1,065,603
Gross profit	9,883	15,556
Operating expenses:
General and administrative	2,649	3,899
Other operating	1,436	631
Rent	1,070	204
Loss on disposal of assets	111	22
Depreciation, amortization and accretion	1,884	1,821
Total operating expenses	7,150	6,577
Income from operations	2,733	8,979
Interest expense, net	(87)	(683)
Income before income taxes	2,646	8,296
Income tax expense	(972)	(69)
Net income and comprehensive income	$1,674	$8,227

Net income per limited partner unit:
Common	$0.38
Subordinated	$0.38
Limited partner units outstanding:
Common units - public	10,925,000
Common units - affiliated	14,436
Subordinated units - affiliated	10,939,436

Cash distribution per unit	$0.4375
See accompanying notes

Susser Petroleum Partners LP
Consolidated Statement of Cash Flows
Unaudited

	Three Months Ended
	March 31, 2012	March 31, 2013
	Predecessor
	(in thousands)
Cash flows from operating activities:
Net income	$1,674	$8,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,884	1,821
Amortization of deferred financing fees	—	95
Loss on disposal of assets and impairment charge	111	22
Non-cash stock based compensation	—	405
Deferred income tax	(39)	152
Changes in operating assets and liabilities, net of effects of Contribution Agreement:
Accounts receivable	(13,655)	(8,541)
Accounts receivable from affiliates	(8,776)	2,242
Inventories	(4,698)	(21,027)
Other assets	776	691
Accounts payable	29,213	30,668
Accrued liabilities	(5,325)	2,625
Other noncurrent liabilities	(209)	(285)
Net cash provided by operating activities	956	17,095
Cash flows from investing activities:
Capital expenditures	(1,078)	(27,538)
Purchase of intangibles	(110)	(314)
Purchase of marketable securities	—	(312,899)
Redemption of marketable securities	—	338,896
Net cash used in investing activities	(1,188)	(1,855)
Cash flows from financing activities:
Revolving line of credit	—	23,010
Distributions to Parent	—	(4,792)
Distribution to Unitholders	—	(4,780)
Payments on long-term debt	(5)	(26,105)
Net cash used in financing activities	(5)	(12,667)
Net increase (decrease) in cash	(237)	2,573
Cash and cash equivalents at beginning of year	240	6,752
Cash and cash equivalents at end of period	$3	$9,325
See accompanying notes

Susser Petroleum Partners LP
Notes to Consolidated Financial Statements
Unaudited

1.	Organization and Principles of Consolidation
The consolidated financial statements are composed of Susser Petroleum Partners LP (the "Partnership", "SUSP", "we", "us" or "our"), a publicly traded Delaware limited partnership, and its consolidated subsidiaries, which distribute motor fuels in Texas, New Mexico, Oklahoma and Louisiana. SUSP was formed in June 2012 by Susser Holdings Corporation (“SUSS” or the “Parent”) and its wholly owned subsidiary, Susser Petroleum Partners GP LLC, our general partner. On September 25, 2012, we completed our initial public offering (“IPO”) of 10,925,000 common units representing limited partner interests.
The information presented in this Quarterly Report on Form 10-Q contains the unaudited consolidated financial results of Susser Petroleum Company LLC (“Predecessor” or "SPC"), our Predecessor for accounting purposes, for periods presented through March 31, 2012.
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

•
SPC contributed its interest in SPOC to the Partnership in exchange for 14,436 common units representing a 0.07% limited partner interest in the Partnership, 10,939,436 subordinated units representing a 50% limited partner interest in the Partnership and all of the incentive distribution rights of the Partnership.

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

•	T&C Wholesale LLC ("TCW"), a Texas limited liability company, distributes motor fuels, propane and lubricating oils, primarily in Texas.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, formed to, among other things, own and lease convenience store properties.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Partnership and its subsidiaries, and all amounts at March 31, 2013 and for the three months ended March 31, 2012 and March 31, 2013 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
The consolidated financial statements and notes included herein should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013, as well as the consolidated financial statements of our Predecessor and notes thereto included in our prospectus dated September 19, 2012 as filed with the SEC on September 21, 2012.

2.	Initial Public Offering
On September 20, 2012, the Partnership’s public common units began trading on the New York Stock Exchange under the symbol “SUSP”. On September 25, 2012, we completed the IPO of 10,925,000 common units at a price of $20.50 per unit.

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

3.	New Accounting Pronouncements

FASB ASU No. 2012-02. In July 2012, the FASB issued ASU No. 2012-02, "Intangibles—Goodwill and Other." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will affect our impairment steps only but did not have an effect on our results of operations, cash flows or related disclosures.

4.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	December 31, 2012	March 31, 2013
	(in thousands)
Accounts receivable, trade	$32,906	$41,470
Other receivables	205	268
Allowance for uncollectible accounts, trade	(103)	(189)
Accounts receivable, net	$33,008	$41,549
Accounts receivable from affiliates are $59.5 million and $57.3 million as of December 31, 2012 and March 31, 2013, respectively. For additional information regarding our affiliated receivables, see Note 15.

5.	Inventories

Inventories consisted of the following:

	December 31, 2012	March 31, 2013
	(in thousands)
Fuel-consignment and dealers	$1,960	$1,527
Fuel-wholesale and bulk	340	21,778
Other	681	703
Inventories, net	$2,981	$24,008

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	March 31, 2013
	(in thousands)
Land	$34,122	$40,738
Buildings and leasehold improvements	23,589	37,642
Equipment	16,049	22,899
Construction in progress	2,905	2,907
Total property and equipment	76,665	104,186
Less: Accumulated depreciation	(8,492)	(9,437)
Property and equipment, net	$68,173	$94,749

7.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 31, 2012 and March 31, 2013, we had $12.9 million of goodwill recorded in conjunction with past business combinations. The 2012 impairment analysis indicated no impairment in goodwill. As of March 31, 2013, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the first quarter of 2013, and we believe the assumptions used in the analysis performed in 2012 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first three months of 2013.
The Partnership has finite‑lived intangible assets recorded that are amortized. The finite‑lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Supply agreements are being amortized over a weighted average period of approximately six years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately fourteen years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 31, 2012 and March 31, 2013:

	December 31, 2012			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Amortized
Supply agreements	$29,803	$8,674	$21,129	$30,047	$9,482	$20,565
Favorable leasehold arrangements, net	236	39	197	236	42	194
Loan origination costs	1,907	102	1,805	1,907	197	1,710
Other intangibles	63	63	—	63	63	—
Intangible assets, net	$32,009	$8,878	$23,131	$32,253	$9,784	$22,469

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2012	March 31, 2013
	(in thousands)
Term loan, bearing interest at Prime or LIBOR plus an applicable margin	$148,166	$122,066
SUSP Revolver, bearing interest at Prime or LIBOR plus an applicable margin	35,590	58,600
Notes payable, bearing interest at 6%	1,099	1,093
Total debt	184,855	181,759
Less: Current maturities	24	24
Long-term debt, net of current maturities	$184,831	$181,735
Term Loan and Security Agreement
On September 25, 2012, in connection with the IPO, we entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “Term Loan”).  Borrowings under the Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At March 31, 2013, the interest rate on the Term Loan was 0.45%.
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
Revolving Credit Agreement
On September 25, 2012, in connection with the IPO, we entered into a $250 million revolving credit agreement with a syndicate of banks (the “SUSP Revolver”) expiring September 25, 2017. The facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $100 million.  Borrowings under the revolving credit facility will bear interest at a base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25%, (determined with reference to our consolidated total leverage ratio). In addition, the unused portion of our revolving credit facility will be subject to a commitment fee ranging from 0.375% to 0.50%, based on our consolidated total leverage ratio.
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
As of March 31, 2013, the balance on the SUSP revolver was $58.6 million, and $12.8 million in standby letters of credit were outstanding. The unused availability on the SUSP Revolver at March 31, 2013 was $178.6 million. SUSP was in compliance with all covenants.
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
Other Debt
In August 2010 our Predecessor entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at March 31, 2013 and December 31, 2012 was $1.1 million and $1.1 million, respectively. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of March 31, 2013, is estimated to be approximately $182.1 million, based on the par value of the Term Loan, the current balance of the SUSP Revolver and an analysis of the net present value of remaining payments on the notes payable rate at a rate calculated off U.S. Treasury Securities.
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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. The maturity dates range from April 5, 2013 to June 11, 2013 and are classified on the balance sheet in other assets. Included in the marketable securities classification on the Consolidated Balance Sheets are approximately $5.3 million in money market funds. The carrying value of these approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 31, 2012 were not material. These investments are used as collateral to secure the SUSP term loan and are intended to be used only for future capital expenditures.
The Partnership may periodically enter into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 31, 2012, we held fuel futures contracts with a fair value of ($79,700) (49 contracts representing 2.1 million gallons). At March 31, 2013, the Partnership held fuel futures contracts with a fair value of $183,000 (174 contracts representing 7.3 million gallons). The recognized gain during the first three months of 2012 (by our Predecessor) and 2013 related to these contracts was $0.6 million and $1.0 million, respectively. The gain or loss realized on hedging contracts is substantially offset by decreased/increased profitability on sale of fuel inventory. We did not use hedge accounting with regards to these contracts.

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

The components of net rent expense are as follows:

	Three Months Ended
	March 31, 2012	March 31, 2013
	Predecessor
	(in thousands)
Store base rent	$659	$204
Equipment rent	411	—
Net rent expense	$1,070	$204

Equipment rent consists primarily of store equipment.

Letters of Credit
We were contingently liable for $12.8 million related to irrevocable letters of credit required by various suppliers at March 31, 2013, under the SUSP revolver.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended
	March 31, 2012	March 31, 2013
	Predecessor
	(in thousands)
Cash interest expense	$107	$696
Amortization of loan costs	—	95
Cash interest income	(20)	(108)
Interest expense, net	$87	$683

11.	Income Tax
As a limited partnership, we are generally not subject to state and federal income tax, with the exception of the state of Texas.  Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). Our taxable income or loss, which may vary substantially from the net income or net loss reported in the consolidated statements of operations, is includable in the federal and state income tax returns of each unitholder.  We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, PropCo. PropCo is subject to federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2012 and the three months ended March 31, 2013, our non-qualifying income did not exceed the statutory limit.
Our Predecessor was subject to income tax and was included in the consolidated income tax returns of SUSS. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the three months ended March 31, 2012 are those of our Predecessor.

	Three Months Ended
	March 31, 2012		March 31, 2013
	Predecessor
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$926	35.0%	$2,928	35.0%
Partnership earnings not subject to tax	—	—%	(2,905)	(34.7)%
Corporate subsidiary earnings subject to tax	—	—%	(23)	(0.3)%
State and local tax, net of federal benefit	39	1.5%	69	0.8%
Other	7	0.3%	—	—%
Tax expense per financial statement	$972	36.8%	$69	0.8%

12.	Equity
As of March 31, 2013, SUSS owned 14,436 common units and 10,939,436 subordinated units, which together constitute a 50.1% ownership interest in us. We issued 10,925,000 common units to the public in connection with our IPO.

Allocations of Net Income
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

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Unit - Common Units
Three Months Ended March 31, 2013
Distributions (a)	$4,786
Distributions in excess of income	(672)
Limited partners' interest in net income	$4,114

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Unit - Subordinated Units
Three Months Ended March 31, 2013
Distributions (a)	$4,786
Distributions in excess of income	(672)
Limited partners' interest in net income	$4,114

(a) Distributions declared per unit	$0.4375

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
Cash distributions
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. On February 7, 2013, we declared a quarterly cash distribution, based on the results for the three months ended December 31, 2012, totaling $9.6 million, or $0.4375 per unit calculated as the minimum quarterly distribution. The distribution was paid on March 1, 2013 to unitholders of record on February 19, 2013. On May 7, 2013, we declared a quarterly distribution totaling $9.6 million, based on the results for the three months ended March 31, 2013, or $0.4375 per unit calculated as the minimum quarterly distribution. The distribution will be paid on May 30, 2013 to unitholders of record on May 20, 2013.

13.	Equity-Based Compensation
Unit-based compensation expense related to the Partnership and stock-based compensation expense allocated to our Predecessor that was included in our condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2013
	Predecessor
Phantom common units	$—	$123
Predecessor allocated expense	235	—
SUSS allocated expense	—	281
Total equity-based compensation expense	$235	$404

Phantom Common Unit Awards
During the first quarter of 2013, our general partner issued a total of 12,139 phantom unit awards to certain directors and employees under the 2012 LTIP. The fair value of each phantom unit on the grant date is based on the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest over a one to three-year period and employee awards vest ratably over a two to five-year service period. The fair value of nonvested service phantom units outstanding as of March 31, 2013, totaled $1.1 million which will be amortized to expense over the requisite service period.
A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	—	$—
Granted	32,500	23.09
Nonvested at December 31, 2012	32,500	23.09
Granted	12,139	32.50
Nonvested at March 31, 2013	44,639	$25.65

14.	Net Income per Unit
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to SUSS, the holder of the IDRs, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to September 25, 2012. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. As of March 31, 2013, the weighted-average number of units outstanding equals the total number of units outstanding.
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
We also disclose limited partner units issued and outstanding. There have been no additional changes to the outstanding shares after the closing of the IPO. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

Three Months Ended March 31, 2013
(dollars in thousands, except units and per unit amounts)
Net income	$8,227
Less: General partner's interest in net income	—
Limited partners' interest in net income	$8,227
Weighted average limited partner units outstanding:
Common - basic	10,939,436
Common - equivalents	12,154
Common - diluted	10,951,590
Subordinated - SUSS (basic and diluted)	10,939,436
Net income per limited partner unit:
Common - basic	$0.38
Common - diluted	$0.38
Subordinated - SUSS (basic and diluted)	$0.38

15.	Related-Party Transactions

We entered into two long-term, fee-based commercial agreements with SUSS in connection with our IPO, summarized as follows:

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
Contribution Agreement
On September 25, 2012, in connection with the closing of our IPO, the following transactions, among others, occurred pursuant to the Contribution Agreement:

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

Summary of Transactions
Related party transactions with SUSS are as follows:

•
The Partnership sells motor fuel to SUSS for resale at its Stripes® convenience stores and independently operated consignment locations. Motor fuel sales to affiliates for the period ended March 31, 2013, were $730.7 million and resulted in gross profit of $7.4 million. Prior to September 25, 2012, the Predecessor sold motor fuel to affiliates at zero gross profit. Additionally, we collect credit card receipts from the motor fuel suppliers on SUSS' behalf.

•
SUSS charged us for general and administrative services under the Omnibus Agreement for oversight of the Partnership and its Predecessor. Such amounts include certain expenses allocated by SUSS for general corporate services, such as finance, internal audit and legal services, which are included in general and administrative expenses. These expenses were charged or allocated to the Partnership based on the nature of the expenses and our proportionate share of employee time and headcount, which management believes to be reasonable. SUSS charged us $0.2 million during the quarter ended March 31, 2013.

•	We reimbursed SUSS for costs of employees supporting our operations of $2.7 million during the quarter ended March 31, 2013. Prior to the IPO, these expenses were incurred directly by the Predecessor.

•	We distributed $4.8 million during the quarter ended March 31, 2013 to SUSS as regular distributions on its common and subordinated units.

•
SUSS charged us for transportation services under the Transportation Contract for delivery of motor fuel to our customers of $11.6 million for the quarter ended March 31, 2013. Prior to the IPO, these expenses were incurred directly by the Predecessor.

•
SUSS charged the Predecessor for rent expense on certain real estate, which was in turn subleased by the Predecessor to dealers, of $0.3 million for the quarter ended March 31, 2012. No rent expense was incurred subsequent to the IPO.

•
We acquired six convenience store properties from SUSS for $26.1 million during the quarter ended March 31, 2013. These stores were leased back to SUSS. Since our IPO, we have acquired a total of 14 convenience store properties from SUSS, for a total cost of $55.1 million, through March 31, 2013.

•	We charged SUSS rent on the convenience store properties which were purchased by us and leased back to them. For the quarter ended March 31, 2013, we charged $0.8 million to SUSS on these leases.

•	Net accounts receivable from SUSS were $59.5 million and $57.3 million at December 31, 2012 and March 31, 2013, respectively.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report, as well as our audited financial statements for 2012 contained in our Annual Report on Form 10-K, the historical consolidated financial statements and notes thereto of Susser Petroleum Company LLC, our Predecessor, and the pro forma financial statements for Susser Petroleum Partners LP included in our prospectus dated September 19, 2012, as filed with the Securities and Exchange Commission (“SEC”) on September 21, 2012.
EBITDA, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income. Please see footnote (2) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, and distributable cash flow in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.

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

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and in each subsequent quarterly report on Form 10-Q, including this filing. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
 We are a growth-oriented Delaware limited partnership formed by SUSS to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. We closed the initial public offering of our common units, including related restructuring transactions and entry into certain key agreements with SUSS, on September 25, 2012. As of March 31, 2013, SUSS operates approximately 560 retail convenience stores under its proprietary Stripes® convenience store brand, primarily in growing Texas markets. Stripes is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us. For the quarter ended March 31, 2013, we distributed 251.1 million gallons of motor fuel to Stripes® convenience stores and SUSS' consignment locations, and 115.8 million gallons of motor fuel to other third party customers. We believe we are the largest independent motor fuel distributor by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States.

In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas and in Louisiana, New Mexico and Oklahoma to:

•	Stripes® convenience stores, pursuant to the SUSS Distribution Contract;

•	approximately 90 other independently operated consignment locations where SUSS sells motor fuel to retail customers, also pursuant to the SUSS Distribution Contract;

•	approximately 490 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	over 1,700 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
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

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance. Historical results for the three months ended March 31, 2012, include our Predecessor's results of operations. The following information is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

	Three Months Ended
	March 31, 2012 (1)		March 31, 2013
	Predecessor
	(in thousands, except for selling price and cents per gallons)
Revenues:
Motor fuel sales to third parties (2)	$438,801		$347,504
Motor fuel sales to affiliates (2)	630,444		730,727
Rental income	1,364		1,629
Other income	2,045		1,299
Total revenue	1,072,654		1,081,159
Gross profit:
Motor fuel gross profit to third parties (2)	7,112		5,797
Motor fuel gross profit to affiliates (2)	—		7,418
Rental income	1,364		1,629
Other	1,407		712
Total gross profit	9,883		15,556
Net income	$1,674		$8,227
Adjusted EBITDA (3)	$4,917		$11,227
Distributable cash flow (3)			$10,435
Operating Data:
Total motor fuel gallons sold:
Third-party	141,582		115,831
Affiliated gallons	209,786		251,052
Average wholesale selling price per gallon	$3.04		$2.94
Motor fuel gross profit cents per gallon (2):
Third-party	5.0	¢	5.0	¢
Affiliated	0.0	¢	3.0	¢
Volume-weighted average for all gallons	2.0	¢	3.6	¢

(1)	Results represent Predecessor.

(2)
For the first quarter 2012, affiliated sales only include sales to Stripes® convenience stores, for which our Predecessor historically received no margin, and third-party motor fuel sales and gross profit cents per gallon includes the motor fuel sold directly to independently operated consignment locations, as well as sales to third-party dealers and other commercial customers. Following our IPO on September 25, 2012, we sell fuel to SUSS for both Stripes® convenience stores and SUSS' independently operated consignment locations at a fixed profit margin of approximately three cents per gallon, and these sales are classified as affiliated sales.

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

EBITDA, Adjusted EBITDA and distributable cash flow are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance. EBITDA, Adjusted EBITDA and distributable cash flow have limitations as analytical tools, and one should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

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

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

	Three Months Ended
	March 31, 2012	March 31, 2013
	Predecessor
	(in thousands)
Net income	$1,674	$8,227
Depreciation, amortization and accretion	1,884	1,821
Interest expense, net	87	683
Income tax expense	972	69
EBITDA	4,617	10,800
Non-cash stock-based compensation	189	405
Loss on disposal of assets and impairment charge	111	22
Adjusted EBITDA	$4,917	$11,227
Cash interest expense		587
State franchise tax expense (cash)		69
Maintenance capital expenditures		136
Distributable cash flow		$10,435

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following discussion of results for first quarter 2013 compared to first quarter 2012 reflects the combined results of our Predecessor for the first quarter of 2012 and SUSP results for the first quarter of 2013. The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results” and “Pro Forma Results of Operations.”
Revenue. Total revenue for the first quarter of 2013 was $1.1 billion, an increase of $8.5 million, or 0.8%, from the first quarter of 2012. Motor fuel sales to third parties decreased $91.3 million, or 20.8%. Of this decrease, $87.0 million is related to 2012 consignment motor fuel sales which are now included in affiliated sales. Of the remaining decrease, the wholesale selling price per gallon of motor fuel decreased 2.9% and gallons sold to third parties decreased 1.7%. Motor fuel sales to affiliates increased $100.3 million, or 15.9%, from the first quarter of 2012. Of this increase, $85.5 million related to 2013 consignment motor fuel sales that were previously reflected in third party sales for the Predecessor. The remaining increase consisted of 4.9% increase in gallons sold to affiliates, offset by a 2.4% decrease in the wholesale selling price of motor fuel.
Cost of Sales and Gross Profit. Gross profit for the first quarter of 2013 was $15.6 million, an increase of $5.7 million, or 57.4%, over the first quarter of 2012. Gross profit on motor fuel sales to third parties decreased $1.3 million primarily attributable to the shift of consignment sales from third party to affiliated sales, as discussed above. The sales price of motor fuel sold to third parties decreased by 10.0 cents per gallon while the cost of fuel also decreased 10.0 cents per gallon. The Predecessor sold motor fuel to affiliates at cost, resulting in no gross profit on motor fuel sales to affiliates. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $7.4 million gross profit for the three months ended March 31, 2013. Other gross profit of $2.3 million decreased by $0.4 million from last year, primarily attributed to certain income streams not contributed to us at the IPO.
Total Operating Expenses. For the first quarter of 2013, general and administrative expenses, or G&A expenses, increased by $1.3 million, or 47.2%, from 2012. The increase in G&A was primarily attributable to increased cost of salaries, bonus and benefits related to annual compensation increases and headcount additions during 2013. A portion of the G&A increase is attributable to a planned $2 million annual increase related to new public company expenses. Also included in G&A expense is $0.4 million of non-cash stock compensation expense, an increase of $0.2 million compared to the prior year. Other operating expenses decreased $0.8 million, or 56.1%, primarily related to operating expenses associated with activities not contributed to us in the IPO. Depreciation, amortization and accretion expense for the first quarter of 2013 of $1.8 million was down $0.1 million, or 3.3%, from 2012, as not all Predecessor properties were contributed to us.
Income Tax Expense. Income tax expense was $0.9 million less in the first quarter of 2013 than the first quarter of 2012. The effective tax rate for the first quarter of 2013 was 0.8% compared to 36.8% for the first quarter of 2012. The first quarter of 2012 reflects the income tax provision of the Predecessor. The Predecessor was a taxable entity and was included in SUSS' income tax returns. For the first quarter of 2013, SUSP, as a pass through entity, is not subject to income tax, with the exception of PropCo, but is subject to Texas franchise tax.

Pro Forma Results of Operations
We have provided below certain pro forma results for the three months ended March 31, 2012, which give pro forma effect to (i) the contribution by our Predecessor to us of substantially all of the assets and operations comprising its wholesale motor fuel distribution business (other than its motor fuel consignment business and transportation assets and substantially all of its accounts receivable and payable) and the contribution by SUSS and our Predecessor to us of certain convenience store properties and (ii) our entry into the SUSS Distribution Contract, the SUSS Transportation Contract and the Omnibus Agreement as if such transactions had occurred at the beginning of the period presented.
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

	Three Months Ended
	March 31, 2012		March 31, 2013
	Pro Forma		Actual
	(in thousands)
Revenues:
Motor fuel sales to third parties	$351,845		$347,504
Motor fuel sales to affiliates	722,496		730,727
Rental income	839		1,629
Other income	1,352		1,299
Total revenue	1,076,532		1,081,159
Gross profit:
Motor fuel sales to third parties	4,813		5,797
Motor fuel sales to affiliates	7,123		7,418
Rental income	839		1,629
Other	729		712
Total gross profit	$13,504		$15,556
Operating Data:
Motor fuel gallons sold:
Third-party dealers and other commercial customers	113,927		115,831
Affiliated gallons	237,441		251,052
Total gallons sold	351,368		366,883
Motor fuel gross profit cents per gallon:
Third-party	4.2	¢	5.0	¢
Affiliated	3.0	¢	3.0	¢
Volume-weighted average for all gallons	3.4	¢	3.6	¢

Pro Forma Three Months Ended March 31, 2013 Compared to Pro Forma Three Months Ended March 31, 2012
Pro Forma Revenue. Total revenue for the first quarter of 2013 was $1.1 billion, an increase of $4.6 million, or 0.4%, from the pro forma first quarter results of 2012. Motor fuel sales to third parties decreased $4.3 million, or 1.2%, compared to pro forma first quarter results of 2012, due to a 2.9% decrease in the wholesale selling price per gallon of motor fuel. Pro forma motor fuel sales to affiliates increased $8.2 million, or 1.1%, from the pro forma first quarter results of 2012, due to an increase of 13.6 million gallons, or 5.7%, increase in gallons sold to affiliates, partly offset by a 4.3% decrease in the selling price of fuel.
Pro Forma Cost of Sales and Gross Profit. Motor fuel gross profit from third-party sales for the first quarter of 2013 was $5.8 million, an increase of $1.0 million, or 20.4%, over the pro forma first quarter results of 2012. This increase can be attributed to the 18.5% increase in third-party motor fuel gross profit cents per gallon, which increased from 4.2 to 5.0 cents per gallon period to period and a 1.7% increase in third party gallons sold. The sales price of motor fuel sold to third parties decreased by 9.0 cents per gallon, while the cost of fuel decreased 10.0 cents per gallon resulting in an 0.8 cent per gallon increase in gross profit. Motor fuel gross profit from sales to affiliates for the first quarter of 2013 were $7.4 million, a 4.1% increase over the pro forma first quarter results of 2012. The increase was mostly due to a 5.7% increase in gallons sold to affiliates. Cost of sales per gallon increased commensurate with revenue per gallon, which resulted in a 3.0 cents per gallon fuel gross profit for both first quarter 2012 (on a pro forma basis) and first quarter 2013. Gross profit from rental income during the first quarter of 2013 was $1.6 million, an increase of $0.8 million over the prior year period, related to the new properties we purchased and are leasing to affiliated third-party customers.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under "Item 1A. Risk Factors" in our Annual Report on Form 10-K may also significantly impact our liquidity.
We intend to continue to pay at least a minimum quarterly distribution of $0.4375 per common unit and subordinated unit per quarter, which equates to approximately $9.6 million per quarter, or $38.3 million per year, based on the number of common and subordinated units currently outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Cash Flows Provided by Operations
Cash flows provided by operations are our main source of liquidity. Our Predecessor historically relied primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under the SUSS credit facility and other debt or equity transactions to finance its operations and to fund its capital expenditures. Concurrent with our IPO, we entered into a $250 million revolving credit facility, described below, to provide liquidity as needed to meet changes in working capital requirements. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. The Partnership has entered into several commercial agreements with SUSS. Please read Note 15 for a detailed discussion of these agreements.

Cash flows from operations were $1.0 million and $17.1 million for the first three months of 2012 and 2013, respectively. Changes in our Predecessor's cash flows from operations were primarily driven by increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs. Following the IPO, increases in accounts receivable from affiliates and accounts payable were a result of the Partnership building these account balances as it commenced operations. We also began receiving a gross profit mak-up on affiliated sales subsequent to our IPO, which we did not receive in the first quarter of 2012.We had $6.8 million and $9.3 million of cash and cash equivalents on hand as of December 31, 2012 and March 31, 2013, respectively, all of which were unrestricted.
Capital Expenditures
Capital expenditures, including purchase of intangibles but before any asset dispositions, were $1.2 million and $27.9 million for the three months ended March 31, 2012 and March 31, 2013, respectively. Our capital spending program is focused on expanding our wholesale distribution network and maintaining our owned properties and equipment. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends of our Predecessor for maintenance capital, plus identified projects for new sites and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.
Subsequent to our IPO, our capital expenditures no longer include the acquisition, replacement and maintenance of certain transportation, fuel and other equipment and facilities that were not contributed to us, but historically required capital expenditures by our Predecessor. Capital expenditures for first quarter 2013 were $27.9 million, which includes $27.8 million in expansion capital, of which $26.1 million relates to the sale and leaseback transactions with SUSS, and $0.1 million in maintenance capital.

Cash Flows from Financing Activities. During the first quarter of 2013, we financed the $26.1 million purchase of six retail stores from SUSS with proceeds from liquidating a portion of our marketable securities. The marketable securities serve as collateral for the SUSP Term Loan, of which $26.1 million was repaid with proceeds of borrowings on the SUSP Revolver.
As of March 31, 2013, the balance outstanding of the SUSP Term Loan was $122.1 million, which was fully collateralized by marketable securities. Additionally, there were $58.6 million outstanding borrowings under the SUSP Revolver and $12.8 million in standby letters of credit. The unused availability on the SUSP Revolver at March 31, 2013 was $178.6 million. We were in compliance with all covenants.
Contractual Obligations and Commitments
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	March 31, 2013
	Fee	Leased
Operating sites:
Wholesale dealer and consignment sites	44	12
Stripes locations	14	—
Total	58	12

Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited financial and operating data for each of the last nine quarters during 2011, 2012 and 2013. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2011								2012 (a)								2013
	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR
	Predecessor								Predecessor
	(dollars and gallons in thousands)
Motor fuel sales	$848,719		$1,008,380		$987,738		$962,094		$1,069,244		$1,083,470		$1,106,118		$1,005,948		$1,078,231
Rental and other income	3,011		2,966		4,125		3,345		3,409		3,041		3,499		2,611		2,928
Total revenue	851,730		1,011,346		991,863		965,439		1,072,653		1,086,511		1,109,617		1,008,559		1,081,159

Motor fuel gross profit	6,217		9,841		7,720		7,439		7,112		11,570		9,799		12,591		13,215
Other gross profit	2,617		2,348		3,816		3,025		2,771		2,610		3,029		2,020		2,341
Total gross profit	8,834		12,189		11,536		10,464		9,883		14,180		12,828		14,611		15,556

Income from operations	3,006		5,600		5,002		3,353		2,734		5,897		5,469		9,312		8,979

Net income (loss)	$1,861		$3,527		$3,136		$2,074		$1,674		$3,703		$3,617		$8,576		$8,227

Limited partners interest in net income subsequent to IPO:	—		—		—		—		—		—		574		8,576		8,227
Net income per limited Partner unit: (b)
Common (basic and diluted)	—		—		—		—		—		—		0.03		0.39		0.38
Subordinated (basic and diluted)	—		—		—		—		—		—		0.03		0.39		0.38

Fuel gallons	311,098		322,641		330,903		347,768		351,368		369,028		367,362		362,188		366,882
Motor fuel margin - third party (c)	5.1	¢	7.7	¢	5.9	¢	5.2	¢	5.0	¢	7.5	¢	6.3	¢	4.5	¢	5.0 ¢

(a)
The information presented includes the results of operations of Predecessor for periods presented through September 24, 2012 and of SUSP for the period beginning September 25, 2012, the date SUSP commenced operations.

(b)	Net income per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to September 25, 2012.

(c)	Excludes the impact of motor fuel sold to affiliates.

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our annual report on Form 10K for the year ended December 31, 2012. As discussed in Note 3 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $250.0 million revolving credit facility, of which $58.6 million was outstanding at March 31, 2013, and a $122.1 million term loan which bear interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2013, would be to change interest expense by approximately $1.8 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first quarters of 2012 or 2013.
We have also periodically purchased motor fuel in bulk and held in inventory or transported it to West Texas or Houston via pipeline. This inventory risk was hedged through the use of fuel futures contracts which were matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions were not material to our operations. We had 49 positions with a fair value of ($79,700) outstanding at December 30, 2012, and 174 positions with a fair value of $183,000 outstanding at March 31, 2013. We began periodically buying bulk fuel and hedging the inventory risk in January 2013. For more information on our hedging activity, see Note 8 in the accompanying Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

Our first Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the risks described in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the section within this report entitled "Forward-Looking Statements" under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

SUSSER PETROLEUM PARTNERS LP
	By	Susser Petroleum Partners GP LLC, its general partner
Date: May 15, 2013	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation