Form 10-Q
period 2013-06-30
Susser Petroleum Partners LP
filed 2013-08-14
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2013
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
The registrant had 10,939,436 common units and 10,939,436 subordinated units outstanding at August 9, 2013.

SUSSER PETROLEUM PARTNERS LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Susser Petroleum Partners LP
Consolidated Balance Sheets

	December 31, 2012	June 30, 2013
		(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$6,752	$16,488
Accounts receivable, net of allowance for doubtful accounts of $103 at December 31, 2012, and $286 at June 30, 2013	33,008	40,246
Receivables from affiliates	59,543	51,256
Inventories, net	2,981	22,369
Other current assets	821	1,416
Total current assets	103,105	131,775
Property and equipment, net	68,173	123,251
Other assets:
Marketable securities	148,264	95,893
Goodwill	12,936	12,936
Intangible assets, net	23,131	22,011
Other noncurrent assets	191	398
Total assets	$355,800	$386,264
Liabilities and unitholders' equity
Current liabilities:
Accounts payable	$88,884	$119,535
Accrued expenses and other current liabilities	1,101	4,608
Current maturities of long-term debt	24	24
Total current liabilities	90,009	124,167
Revolving line of credit	35,590	84,800
Long-term debt	149,241	96,928
Deferred tax liability, long-term portion	152	164
Other noncurrent liabilities	2,476	2,305
Total liabilities	277,468	308,364
Commitments and contingencies:
Unitholders' equity:
Susser Petroleum Partners LP unitholders' equity:
Common unitholders - public (10,925,000 units issued and outstanding)	210,462	210,247
Common unitholders - affiliated (14,436 units issued and outstanding)	(175)	(175)
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding)	(131,955)	(132,172)
Total unitholders' equity	78,332	77,900
Total liabilities and unitholders' equity	$355,800	$386,264

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	Predecessor		Predecessor
	(in thousands, except unit and per unit amounts)
Revenues:
Motor fuel sales to third parties	$466,743	$363,318	$905,543	$710,822
Motor fuel sales to affiliates	616,727	751,304	1,247,171	1,482,031
Rental income	1,355	2,276	2,719	3,905
Other income	1,686	1,207	3,731	2,506
Total revenues	1,086,511	1,118,105	2,159,164	2,199,264
Cost of sales:
Motor fuel cost of sales to third parties	455,173	357,240	886,861	698,947
Motor fuel cost of sales to affiliates	616,727	743,370	1,247,171	1,466,679
Other	431	539	1,069	1,126
Total cost of sales	1,072,331	1,101,149	2,135,101	2,166,752
Gross profit	14,180	16,956	24,063	32,512
Operating expenses:
General and administrative	3,153	3,649	5,801	7,548
Other operating	2,203	568	3,639	1,199
Rent	1,110	300	2,180	504
Loss (gain) on disposal of assets	(75)	72	36	94
Depreciation, amortization and accretion	1,892	1,837	3,776	3,658
Total operating expenses	8,283	6,426	15,432	13,003
Income from operations	5,897	10,530	8,631	19,509
Interest expense, net	(92)	(766)	(180)	(1,449)
Income before income taxes	5,805	9,764	8,451	18,060
Income tax expense	(2,102)	(84)	(3,074)	(153)
Net income and comprehensive income	$3,703	$9,680	$5,377	$17,907

Net income per limited partner unit:
Common	$0.44	$0.82
Subordinated	$0.44	$0.82
Limited partner units outstanding:
Common units - public	10,925,000	10,925,000
Common units - affiliated	14,436	14,436
Subordinated units - affiliated	10,939,436	10,939,436

Cash distribution per unit	$0.4528	$0.8903
See accompanying notes

Susser Petroleum Partners LP
Consolidated Statement of Cash Flows
Unaudited

	Six Months Ended
	June 30, 2012	June 30, 2013
	Predecessor
	(in thousands)
Cash flows from operating activities:
Net income	$5,377	$17,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,776	3,658
Amortization of deferred financing fees	—	190
Loss on disposal of assets and impairment charge	36	94
Non-cash stock based compensation	569	806
Deferred income tax	624	164
Changes in operating assets and liabilities, net of effects of Contribution Agreement:
Accounts receivable	(9,431)	(7,238)
Accounts receivable from affiliates	3,900	8,287
Inventories	(3,861)	(19,388)
Other assets	778	(803)
Accounts payable	9,886	30,651
Accrued liabilities	(3,784)	3,508
Other noncurrent liabilities	(415)	(324)
Net cash provided by operating activities	7,455	37,512
Cash flows from investing activities:
Capital expenditures	(6,475)	(57,050)
Purchase of intangibles	(395)	(850)
Purchase of marketable securities	—	(512,863)
Redemption of marketable securities	—	565,233
Proceeds from disposal of property and equipment	331	—
Net cash used in investing activities	(6,539)	(5,530)
Cash flows from financing activities:
Revolving line of credit, net	—	49,210
Payments on long-term debt	(11)	(52,312)
Distributions to Parent	—	(9,585)
Distributions to Unitholders	—	(9,559)
Net cash used in financing activities	(11)	(22,246)
Net increase in cash	905	9,736
Cash and cash equivalents at beginning of year	240	6,752
Cash and cash equivalents at end of period	$1,145	$16,488
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
The information presented in this Quarterly Report on Form 10-Q contains the unaudited consolidated financial results of Susser Petroleum Company LLC (“Predecessor” or "SPC"), our Predecessor for accounting purposes, for periods presented through June 30, 2012.
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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Partnership and its subsidiaries, and all amounts at June 30, 2013 and for the three and six months ended June 30, 2012 and June 30, 2013 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013.

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

FASB ASU No. 2012-02. In July 2012, the FASB issued ASU No. 2012-02, "Intangibles—Goodwill and Other." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance affected our impairment steps only but did not have an effect on our results of operations, cash flows or related disclosures.

4.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	December 31, 2012	June 30, 2013
	(in thousands)
Accounts receivable, trade	$32,906	$40,160
Other receivables	205	372
Allowance for uncollectible accounts, trade	(103)	(286)
Accounts receivable, net	$33,008	$40,246
Accounts receivable from affiliates are $59.5 million and $51.3 million as of December 31, 2012 and June 30, 2013, respectively. For additional information regarding our affiliated receivables, see Note 15.

5.	Inventories

Inventories consisted of the following:

	December 31, 2012	June 30, 2013
	(in thousands)
Fuel- wholesale consignment	$1,960	$1,536
Fuel-other wholesale	340	20,161
Other	681	672
Inventories, net	$2,981	$22,369

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	June 30, 2013
	(in thousands)
Land	$34,122	$51,185
Buildings and leasehold improvements	23,589	53,770
Equipment	16,049	24,885
Construction in progress	2,905	3,838
Total property and equipment	76,665	133,678
Less: Accumulated depreciation	(8,492)	(10,427)
Property and equipment, net	$68,173	$123,251

7.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 31, 2012 and June 30, 2013, we had $12.9 million of goodwill recorded in conjunction with past business combinations. The 2012 impairment analysis indicated no impairment in goodwill. As of June 30, 2013, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the second quarter of 2013, and we believe the assumptions used in the analysis performed in 2012 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first six months of 2013.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 31, 2012 and June 30, 2013:

	December 31, 2012			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Finite-lived
Supply agreements	$29,803	$8,674	$21,129	$30,328	$10,123	$20,205
Favorable leasehold arrangements, net	236	39	197	236	45	191
Loan origination costs	1,907	102	1,805	1,907	292	1,615
Other intangibles	63	63	—	—	—	—
Intangible assets, net	$32,009	$8,878	$23,131	$32,471	$10,460	$22,011

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2012	June 30, 2013
	(in thousands)
SUSP Term loan, bearing interest at Prime or LIBOR plus an applicable margin	$148,166	$95,866
SUSP Revolver, bearing interest at Prime or LIBOR plus an applicable margin	35,590	84,800
Notes payable, bearing interest at 6%	1,099	1,086
Total debt	184,855	181,752
Less: Current maturities	24	24
Long-term debt, net of current maturities	$184,831	$181,728
Term Loan and Security Agreement
On September 25, 2012, in connection with the IPO, we entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “Term Loan”).  Borrowings under the Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At June 30, 2013, the interest rate on the Term Loan was 0.44%.
In order to obtain the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). As of June 30, 2013, $95.9 million of commercial paper and money market fund investments collateralized the SUSP Term Loan. These investments are intended to be used to fund future capital expenditures. The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).
Revolving Credit Agreement
On September 25, 2012, in connection with the IPO, we entered into a $250 million revolving credit agreement with a syndicate of banks (the “SUSP Revolver”) expiring September 25, 2017. The facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $100 million.  Borrowings under the revolving credit facility bear interest at a base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25%, (determined with reference to our consolidated total leverage ratio). In addition, the unused portion of our revolving credit facility is subject to a commitment fee ranging from 0.375% to 0.50%, based on our consolidated total leverage ratio.
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
As of June 30, 2013, the balance on the SUSP revolver was $84.8 million, and $12.8 million in standby letters of credit were outstanding. The unused availability on the SUSP Revolver at June 30, 2013 was $152.4 million. SUSP was in compliance with all covenants.
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
Other Debt
In August 2010 our Predecessor entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at June 30, 2013 and December 31, 2012 was $1.1 million and $1.1 million, respectively. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of June 30, 2013, is estimated to be approximately $182.1 million, based on the par value of the Term Loan, the current balance of the SUSP Revolver and an analysis of the net present value of remaining payments on the notes payable rate at a rate calculated off U.S. Treasury Securities.
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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. The maturity dates of these debt securities range from July 1, 2013 to September 3, 2013 and are classified on the balance sheet in other assets. Included in the marketable securities classification on the Consolidated Balance Sheets are approximately $5.9 million in money market funds. The carrying value of these money market funds approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 31, 2012 and June 30, 2013 were not material. These investments are used as collateral to secure the SUSP Term Loan and are intended to be used only for funding future capital expenditures.
The Partnership may periodically enter into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 31, 2012, we held fuel futures contracts with a fair value of ($79,700) (49 contracts representing 2.1 million gallons). At June 30, 2013, the Partnership held fuel futures contracts with a fair value of ($247,700) (173 contracts representing 7.3 million gallons). The recognized gain/(loss) during the first six months of 2012 (by our Predecessor) and 2013 related to these contracts was less than $0.1 million and ($1.2 million), respectively. The gain or loss realized on hedging contracts is substantially offset by decreased/increased profitability on sale of fuel inventory. We did not use hedge accounting with regards to these contracts.

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

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	Predecessor		Predecessor
	(in thousands)
Cash rent:
Store base rent	$940	$207	$1,873	$417
Equipment rent	170	81	307	75
Total cash rent	1,110	288	2,180	492
Non-cash rent:
Straight-line rent	—	12	—	12
Net rent expense	$1,110	$300	$2,180	$504

Equipment rent consists primarily of store equipment.

Letters of Credit
We were contingently liable for $12.8 million related to irrevocable letters of credit required by various third parties at June 30, 2013, under the SUSP Revolver.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	Predecessor		Predecessor
	(in thousands)
Cash interest expense	$111	$748	$219	$1,444
Amortization of loan costs	—	95	—	190
Cash interest income	(19)	(77)	(39)	(185)
Interest expense, net	$92	$766	$180	$1,449

11.	Income Tax
As a limited partnership, we are generally not subject to state and federal income tax, with the exception of the state of Texas.  Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). Our taxable income or loss, which may vary substantially from the net income or net loss reported in the consolidated statements of operations, is includable in the federal and state income tax returns of each unitholder.  We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, PropCo. PropCo is subject to federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2012 and the six months ended June 30, 2013, our non-qualifying income did not exceed the statutory limit.
Our Predecessor was subject to income tax and was included in the consolidated income tax returns of SUSS. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the three and six months ended June 30, 2012 are those of our Predecessor.

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2013		June 30, 2012		June 30, 2013
	Predecessor				Predecessor
	(in thousands)	Tax rate %	(in thousands)	Tax rate %	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$2,031	35.0%	$3,418	35.0%	$2,958	35.0%	$6,321	35.0%
Partnership earnings not subject to tax	—	—%	(3,441)	(35.2)%	—	—%	(6,321)	(35.0)%
Corporate subsidiary earnings subject to tax	—	—%	35	0.4%	—	—%	12	0.1%
State and local tax, net of federal benefit	58	1.0%	72	0.7%	97	1.2%	141	0.8%
Other	13	0.2%	—	—%	19	0.2%	—	—%
Tax expense per financial statement	$2,102	36.2%	$84	0.9%	$3,074	36.4%	$153	0.9%

12.	Equity
As of June 30, 2013, SUSS owned 14,436 common units and 10,939,436 subordinated units, which together constitute a 50.1% ownership interest in us. We issued 10,925,000 common units to the public in connection with our IPO.

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

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Units - Common Units
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Distributions (a)	$4,953	$9,739
Distributions in excess of income	(113)	(786)
Limited partners' interest in net income	$4,840	$8,953

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Units - Subordinated Units
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Distributions (a)	$4,953	$9,739
Distributions in excess of income	(113)	(786)
Limited partners' interest in net income	$4,840	$8,953

(a) Distributions declared per unit	$0.4528	$0.8903

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
Cash Distributions
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. On May 7, 2013, we declared a quarterly cash distribution, based on the results for the three months ended March 31, 2013, totaling $9.6 million, or $0.4375 per unit calculated as the minimum quarterly distribution. The distribution was paid on May 30, 2013 to unitholders of record on May 6, 2013 bringing the total paid for the year to $19.1 million. On August 5, 2013, we declared a quarterly distribution totaling $9.9 million, based on the results for the three months ended June 30, 2013, or $0.4528 per unit. The distribution will be paid on August 29, 2013 to unitholders of record on August 19, 2013.

13.	Equity-Based Compensation
Unit-based compensation expense related to the Partnership and stock-based compensation expense allocated to our Predecessor that was included in our condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	Predecessor		Predecessor
Phantom common units	$—	$183	$—	$306
Predecessor allocated expense	334	—	569	—
SUSS allocated expense	—	218	—	500
Total equity-based compensation expense	$334	$401	$569	$806

Phantom Common Unit Awards
No grants were issued during the second quarter of 2013. The fair value of each phantom unit on the grant date is based on the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest over a one to three-year period and employee awards vest ratably over a two to five-year service period. The fair value of nonvested service phantom units outstanding as of June 30, 2013, totaled $1.1 million which will be amortized to expense over the requisite service period.
A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	—	$—
Granted	32,500	23.09
Nonvested at December 31, 2012	32,500	23.09
Granted	12,139	32.50
Nonvested at June 30, 2013	44,639	$25.65

14.	Net Income per Unit
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to SUSS, the holder of the IDRs, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to September 25, 2012. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. As of June 30, 2013, the weighted-average number of units outstanding equals the total number of units outstanding.
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
We also disclose limited partner units issued and outstanding. There have been no additional changes to the outstanding shares after the closing of the IPO. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(in thousands, except units and per unit amounts)
Net income	$9,680	$17,907
Less: General partner's interest in net income	—	—
Limited partners' interest in net income	$9,680	$17,907
Weighted average limited partner units outstanding:
Common - basic	10,939,436	10,939,436
Common - equivalents	18,461	15,323
Common - diluted	10,957,897	10,954,759
Subordinated - SUSS (basic and diluted)	10,939,436	10,939,436
Net income per limited partner unit:
Common - basic	$0.44	$0.82
Common - diluted	$0.44	$0.82
Subordinated - SUSS (basic and diluted)	$0.44	$0.82

15.	Related-Party Transactions

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

Summary of Transactions
Related-party transactions with SUSS are as follows:

•
The Partnership sells motor fuel to SUSS for resale at its Stripes® convenience stores and independently operated consignment locations. Motor fuel sales to affiliates for the three and six month periods ended June 30, 2013, were $751.3 million and $1.5 billion, resulting in gross profit of $7.9 million and $15.4 million, respectively. Prior to September 25, 2012, the Predecessor sold motor fuel to affiliates at zero gross profit. Additionally, we collect credit card receipts from the motor fuel suppliers on SUSS' behalf.

•
SUSS charged us for general and administrative services under the Omnibus Agreement for oversight of the Partnership and its Predecessor. Such amounts include certain expenses allocated by SUSS for general corporate services, such as finance, internal audit and legal services, which are included in general and administrative expenses. These expenses were charged or allocated to the Partnership based on the nature of the expenses and our proportionate share of employee time and headcount, which management believes to be reasonable. SUSS charged us $0.6 million during the quarter ended June 30, 2013 and $1.2 million during the first half of 2013, including stock compensation. SUSS allocated to the Predecessor stock compensation of $0.3 million and $0.6 million for the three and six months ended June 30, 2012.

•
We reimbursed SUSS for costs of employees supporting our operations of $2.7 million during the quarter ended June 30, 2013 and $5.3 million during the first half of 2013. Prior to the IPO, these expenses were incurred directly by the Predecessor.

•	We distributed $4.8 million and $9.6 million during the three and six month periods ended June 30, 2013 to SUSS as regular distributions on its common and subordinated units.

•
SUSS charged us for transportation services under the Transportation Contract for delivery of motor fuel to our customers of $12.6 million and $24.2 million for the three and six months ended June 30, 2013. Prior to the IPO, these expenses were incurred directly by the Predecessor.

•
SUSS charged the Predecessor for rent expense on certain real estate, which was in turn subleased by the Predecessor to dealers, of $0.7 million and $1.3 million for the three and six month periods ended June 30, 2012. No rent expense was incurred subsequent to the IPO.

•
We acquired six convenience store properties from SUSS for $21.2 million during the quarter ended June 30, 2013, bringing the total for the year to 12. We spent $52.5 million during the first half of 2013, which also includes final cost true-up adjustments These stores were leased back to SUSS. Since our IPO, we have acquired a total of 20 convenience store properties from SUSS, for a total cost of $81.5 million, through June 30, 2013.

•
We charged SUSS rent on the convenience store properties which were purchased by us and leased back to them. For the three and six month periods ended June 30, 2013, we charged $1.3 million and $2.1 million to SUSS on these leases.

•	Net accounts receivable from SUSS were $59.5 million and $51.3 million at December 31, 2012 and June 30, 2013, respectively.

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
EBITDA, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income. Please see footnote (3) under “Key Operating Metrics”

below for a discussion of our use of EBITDA, Adjusted EBITDA, and distributable cash flow in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
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

Overview
 We are a growth-oriented Delaware limited partnership formed by SUSS to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. We closed the initial public offering of our common units, including related restructuring transactions and entry into certain key agreements with SUSS, on September 25, 2012. As of June 30, 2013, SUSS operates 567 retail convenience stores under its proprietary Stripes® convenience store brand, primarily in growing Texas markets. Stripes is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us. For the three and six month periods ended June 30, 2013, we distributed 264.1 million and 515.2 million gallons of motor fuel to Stripes® convenience stores and SUSS' consignment locations, and 124.9 million and 240.8 million gallons of motor fuel to other third party customers. We are a leading motor fuel distributor by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States.

In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas and in Louisiana, New Mexico and Oklahoma to:

•	Stripes® convenience stores, pursuant to the SUSS Distribution agreement;

•	approximately 90 other independently operated consignment locations where SUSS sells motor fuel to retail customers, also pursuant to the SUSS Distribution agreement;

•	approximately 488 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	approximately 1,800 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
We entered into several agreements with SUSS concurrent with our IPO. See Note 15 to our Consolidated Financial Statements for information regarding related-party transactions.

Factors Affecting Comparability of our Financial Results
The Partnership's post IPO results of operations may not be comparable to the Predecessor's historical results of operations for the reasons described below:
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

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance. Historical results for the three and six months ended June 30, 2012 include our Predecessor's results of operations. The following information is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

	Three Months Ended				Six Months Ended
	June 30, 2012 (1)		June 30, 2013		June 30, 2012 (1)		June 30, 2013
	Predecessor				Predecessor
	(in thousands, except for selling price and gross profit per gallon)
Revenues:
Motor fuel sales to third parties (2)	$466,743		$363,318		$905,543		$710,822
Motor fuel sales to affiliates (2)	616,727		751,304		1,247,171		1,482,031
Rental income	1,355		2,276		2,719		3,905
Other income	1,686		1,207		3,731		2,506
Total revenue	1,086,511		1,118,105		2,159,164		2,199,264
Gross profit:
Motor fuel gross profit to third parties (2)	11,570		6,078		18,682		11,875
Motor fuel gross profit to affiliates (2)	—		7,934		—		15,352
Rental income	1,355		2,276		2,719		3,905
Other	1,255		668		2,662		1,380
Total gross profit	14,180		16,956		24,063		32,512
Net income	$3,703		$9,680		$5,377		$17,907
Adjusted EBITDA (3)	$8,048		$12,840		$13,012		$24,067
Distributable cash flow (3)			$11,907				$22,342
Operating Data:
Total motor fuel gallons sold:
Third-party	153,565		124,943		295,147		240,773
Affiliated gallons	215,462		264,098		425,249		515,150
Average wholesale selling price per gallon	$2.94		$2.87		$2.99		$2.90
Motor fuel gross profit cents per gallon (2):
Third-party	7.5	¢	4.9	¢	6.3	¢	4.9	¢
Affiliated	—	¢	3.0	¢	—	¢	3.0	¢
Volume-weighted average for all gallons	3.1	¢	3.6	¢	2.6	¢	3.6	¢

(1)	Results represent Predecessor.

(2)
For the second quarter and first half of 2012, affiliated sales only include sales to Stripes® convenience stores, for which our Predecessor historically received no margin, and third-party motor fuel sales and gross profit cents per gallon includes the motor fuel sold directly to independently operated consignment locations, as well as sales to third-party dealers and other commercial customers. Following our IPO on September 25, 2012, we sell fuel to SUSS for both Stripes® convenience stores and SUSS' independently operated consignment locations at a fixed profit margin of approximately three cents per gallon, and these sales are classified as affiliated sales.

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

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	Predecessor		Predecessor
	(in thousands)
Net income	$3,703	$9,680	$5,377	$17,907
Depreciation, amortization and accretion	1,892	1,837	3,776	3,658
Interest expense, net	92	766	180	1,449
Income tax expense	2,102	84	3,074	153
EBITDA	7,789	12,367	12,407	23,167
Non-cash stock-based compensation	334	401	569	806
Loss (gain) on disposal of assets and impairment charge	(75)	72	36	94
Adjusted EBITDA	$8,048	$12,840	$13,012	$24,067
Cash interest expense		671		1,258
State franchise tax expense (cash)		72		141
Maintenance capital expenditures		190		326
Distributable cash flow		$11,907		$22,342

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following discussion of results for the second quarter 2013 compared to the second quarter 2012 reflects the combined results of our Predecessor for the second quarter of 2012 and SUSP results for the second quarter of 2013. The Partnership's post IPO results of operations may not be comparable to the Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results” and “Pro Forma Results of Operations.”
Revenue. Total revenue for the second quarter of 2013 was $1.1 billion, an increase of $31.6 million, or 2.9%, from the second quarter of 2012. Motor fuel sales to third parties decreased $103.4 million, or 22.2%. Of this decrease, $93.3 million is related to 2012 consignment motor fuel sales which are now included in affiliated sales. Of the remaining decrease, the wholesale selling price per gallon of motor fuel decreased 4.3%. Motor fuel sales to affiliates increased $134.6 million, or 21.8%, from the second quarter of 2012. Of this increase, $91.0 million related to 2013 consignment motor fuel sales that were previously reflected in third party sales for the Predecessor. The remaining increase consisted of an 8.3% increase in gallons sold to affiliates, offset by a 0.6% decrease in the wholesale selling price of motor fuel. Rental revenue of $2.3 million increased by $0.9 million from last year due to the acquisition of 20 convenience store locations from SUSS we subsequently leased back to them.

Cost of Sales and Gross Profit. Gross profit for the second quarter of 2013 was $17.0 million, an increase of $2.8 million, or 19.6%, over the second quarter of 2012. Gross profit on motor fuel sales to third parties decreased $5.5 million primarily attributable to the shift of consignment sales from third party to affiliated sales, as discussed above. The sales price of motor fuel sold to third parties decreased by 13.1 cents per gallon while the cost of fuel decreased 10.5 cents per gallon resulting in a 2.6 cents per gallon decrease in gross profit. The Predecessor sold motor fuel to affiliates at cost, resulting in no gross profit on motor fuel sales to affiliates. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $7.9 million gross profit for the three months ended June 30, 2013. Other gross profit of $3.0 million increased by $0.3 million from last year, primarily attributed to rental income, offset by the reduction of certain income streams not contributed to us at the IPO.
Total Operating Expenses. Total operating expenses for the second quarter of 2013 were $6.4 million, a decrease of $1.9 million, or 22.4%, from the second quarter of 2012. For the second quarter of 2013, general and administrative expenses, or G&A expenses, increased by $0.5 million, or 15.7%, from 2012. The increase in G&A was primarily attributable to increased cost of salaries, and benefits related to annual compensation increases and headcount additions during 2013. A portion of the G&A increase is attributable to a planned $2 million annual increase related to new public company expenses. Also included in G&A expense is $0.4 million of non-cash stock compensation expense, an increase of $0.1 million compared to the prior year. Other operating expenses decreased $1.6 million, or 74.2%, primarily related to operating expenses associated with activities not contributed to us in the IPO. Rent expense was $0.8 million less for the second quarter of 2013 than the second quarter of 2012 as not all Predecessor properties were contributed to us. For the same reason, depreciation, amortization and accretion expense for the second quarter of 2013 of $1.8 million was down $0.1 million, or 2.9%, from 2012.
Income Tax Expense. Income tax expense was $2.0 million less in the second quarter of 2013 than the second quarter of 2012. The effective tax rate for the second quarter of 2013 was 0.7% compared to 36.2% for the second quarter of 2012. The second quarter of 2012 reflects the income tax provision of the Predecessor. The Predecessor was a taxable entity and was included in SUSS' income tax returns. For the second quarter of 2013, SUSP, as a pass through entity, is not subject to income tax, with the exception of PropCo, but is subject to Texas franchise tax.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following discussion of results for the first six months 2013 compared to the first six months 2012 reflects the combined results of our Predecessor for the first six months of 2012 and SUSP results for the first six months of 2013. The Partnership's post IPO results of operations may not be comparable to the Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results” and “Pro Forma Results of Operations.”
Revenue. Total revenue for the first six months of 2013 was $2.2 billion, an increase of $40.1 million, or 1.9%, from the first six months of 2012. Motor fuel sales to third parties decreased $194.7 million, or 21.5%. Of this decrease, $180.8 million is related to 2012 consignment motor fuel sales which are now included in affiliated sales. Of the remaining decrease, the wholesale selling price per gallon of motor fuel decreased 3.8% offset by gallons sold to third parties which increased 0.9%. Motor fuel sales to affiliates increased $234.9 million, or 18.8%, from the first six months of 2012. Of this increase, $175.1 million related to 2013 consignment motor fuel sales that were previously reflected in third party sales for the Predecessor. The remaining increase consisted of 6.8% increase in gallons sold to affiliates, offset by a 1.9% decrease in the wholesale selling price of motor fuel. Rental revenue of $3.9 million increased by $1.2 million from last year due to the acquisition of 20 convenience store locations from SUSS we subsequently leased back to them.
Cost of Sales and Gross Profit. Gross profit for the first six months of 2013 was $32.5 million, an increase of $8.4 million, or 35.1%, over the first six months of 2012. Gross profit on motor fuel sales to third parties decreased $6.8 million primarily attributable to the shift of consignment sales from third party to affiliated sales, as discussed above. The sales price of motor fuel sold to third parties decreased by 11.6 cents per gallon while the cost of fuel decreased 10.2 cents per gallon resulting in a 1.4 cents per gallon decrease in gross profit. The Predecessor sold motor fuel to affiliates at cost, resulting in no gross profit on motor fuel sales to affiliates. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $15.4 million gross profit for the six months ended June 30, 2013. Other gross profit of $5.3 million decreased by $0.1 million from last year, primarily attributed to certain income streams not contributed to us at the IPO offset by additional rent income.
Total Operating Expenses. Total operating expenses for the first six months of 2013 were $13.0 million, a decrease of $2.4 million, or 15.7%, from the first six months of 2012. For the first six months of 2013, general and administrative expenses, or G&A expenses, increased by $1.7 million, or 30.1%, from 2012. The increase in G&A was primarily attributable to increased cost of salaries, bonus and benefits related to annual compensation increases and headcount additions during 2013. A portion of the G&A increase is attributable to a planned $2 million annual increase related to new public company expenses.

Also included in G&A expense is $0.8 million of non-cash stock compensation expense, an increase of $0.2 million compared to the prior year. Other operating expenses decreased $2.4 million, or 67.1%, primarily related to operating expenses associated with activities not contributed to us in the IPO. Rent expense was $1.7 million less in the first six months of 2013 than the first six months of 2012 due to Predecessor properties not being contributed to us. For this same reason, depreciation, amortization and accretion expense for the first six months of 2013 of $3.7 million was down $0.1 million, or 3.1%, from 2012.
Income Tax Expense. Income tax expense was $2.9 million less in the first six months of 2013 than the first six months of 2012. The effective tax rate for the first six months of 2013 was 0.8% compared to 36.4% for the first six months of 2012. The six months of 2012 reflects the income tax provision of the Predecessor. The Predecessor was a taxable entity and was included in SUSS' income tax returns. For the first six months of 2013, SUSP, as a pass through entity, is not subject to income tax, with the exception of PropCo which is subject to income tax, but is subject to Texas franchise tax.

Pro Forma Results of Operations
We have provided below certain pro forma results for the three and six months ended June 30, 2012, which give pro forma effect to (i) the contribution by our Predecessor to us of substantially all of the assets and operations comprising its wholesale motor fuel distribution business (other than its motor fuel consignment business and transportation assets and substantially all of its accounts receivable and payable) and the contribution by SUSS and our Predecessor to us of certain convenience store properties and (ii) our entry into the SUSS Distribution agreement, the SUSS Transportation agreement and the Omnibus Agreement as if such transactions had occurred at the beginning of the period presented.
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

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2013		June 30, 2012		June 30, 2013
	Pro Forma		Actual		Pro Forma		Actual
	(in thousands, except for gross profit per gallon)
Revenues:
Motor fuel sales to third parties	$372,899		$363,318		$724,744		$710,822
Motor fuel sales to affiliates	712,738		751,304		1,435,234		1,482,031
Rental income	840		2,276		1,679		3,905
Other income	1,098		1,207		2,450		2,506
Total revenue	1,087,575		1,118,105		2,164,107		2,199,264
Gross profit:
Motor fuel sales to third parties	5,225		6,078		10,038		11,875
Motor fuel sales to affiliates	7,333		7,934		14,456		15,352
Rental income	840		2,276		1,679		3,905
Other	651		668		1,380		1,380
Total gross profit	$14,049		$16,956		$27,553		$32,512
Operating Data:
Motor fuel gallons sold:
Third-party dealers and other commercial customers	124,599		124,943		238,526		240,773
Affiliated gallons	244,428		264,098		481,869		515,150
Total gallons sold	369,027		389,041		720,395		755,923
Motor fuel gross profit cents per gallon:
Third-party	4.2	¢	4.9	¢	4.2	¢	4.9	¢
Affiliated	3.0	¢	3.0	¢	3.0	¢	3.0	¢
Volume-weighted average for all gallons	3.4	¢	3.6	¢	3.4	¢	3.6	¢

Three Months Ended June 30, 2013 Compared to Pro Forma Three Months Ended June 30, 2012
Pro Forma Revenue. Total revenue for the second quarter of 2013 was $1.1 billion, an increase of $30.5 million, or 2.8%, from the pro forma second quarter results of 2012. Motor fuel sales to third parties decreased $9.6 million, or 2.6%, compared to pro forma second quarter results of 2012, due to a 2.8% decrease in the wholesale selling price per gallon of motor fuel. Pro forma motor fuel sales to affiliates increased $38.6 million, or 5.4%, from the pro forma second quarter results of 2012, due to an increase in gallons sold to affiliates of 19.7 million gallons, or 8.0%, partly offset by a 2.4% decrease in the selling price of fuel. Rental revenue was $2.3 million, an increase of 171.0% from the same pro forma period last year. Most of the increase was due to rent income from SUSS in the purchase and leaseback of 20 Stripes stores since the IPO.
Pro Forma Cost of Sales and Gross Profit. Motor fuel gross profit from third-party sales for the second quarter of 2013 was $6.1 million, an increase of $0.9 million, or 16.3%, over the pro forma second quarter results of 2012. This increase can be attributed to the 16.0% increase in third-party motor fuel gross profit cents per gallon, which increased from 4.2 to 4.9 cents per gallon period to period and a 0.3% increase in third party gallons sold. The sales price of motor fuel sold to third parties decreased by 8.5 cents per gallon, while the cost of fuel decreased 9.2 cents per gallon resulting in a 0.7 cent per gallon increase in gross profit. Motor fuel gross profit from sales to affiliates for the second quarter of 2013 were $7.9 million, an 8.2% increase over the pro forma second quarter results of 2012. The increase was mostly due to an 8.0% increase in gallons sold to affiliates. Cost of sales per gallon increased commensurate with revenue per gallon, which resulted in a 3.0 cents per gallon fuel gross profit for both second quarter 2012 (on a pro forma basis) and second quarter 2013. Gross profit from rental income during the second quarter of 2013 was $2.3 million, an increase of $1.4 million over the prior year period, related to the new properties we purchased and are leasing to affiliated and third-party customers.

Six Months Ended June 30, 2013 Compared to Pro Forma Six Months Ended June 30, 2012
Pro Forma Revenue. Total revenue for the first six months of 2013 was $2.2 billion, an increase of $35.2 million, or 1.6%, from the pro forma first six months results of 2012. Motor fuel sales to third parties decreased $13.9 million, or 1.9%, compared to pro forma first six months results of 2012, due to a 2.8% decrease in the wholesale selling price per gallon of motor fuel. Pro forma motor fuel sales to affiliates increased $46.8 million, or 3.3%, from the pro forma first six months results of 2012, due to an increase in gallons sold to affiliates of 33.3 million gallons, or 6.9%, partly offset by a 3.4% decrease in the selling price of fuel. Rental revenue was $3.9 million, an increase of 132.6% from the same pro forma period last year. Most of the increase was due to rent income from SUSS in the purchase and leaseback of 20 Stripes stores since the IPO.
Pro Forma Cost of Sales and Gross Profit. Motor fuel gross profit from third-party sales for the first six months of 2013 was $11.9 million, an increase of $1.8 million, or 18.3%, over the pro forma first six months results of 2012. This increase can be attributed to the 17.2% increase in third-party motor fuel gross profit cents per gallon, which increased from 4.2 to 4.9 cents per gallon period to period and a 0.9% increase in third party gallons sold. The sales price of motor fuel sold to third parties decreased by 8.6 cents per gallon, while the cost of fuel decreased 9.3 cents per gallon resulting in a 0.7 cent per gallon increase in gross profit. Motor fuel gross profit from sales to affiliates for the first six months of 2013 were $15.4 million, a 6.2% increase over the pro forma first six months results of 2012. The increase was mostly due to a 6.9% increase in gallons sold to affiliates. Cost of sales per gallon increased commensurate with revenue per gallon, which resulted in a 3.0 cents per gallon fuel gross profit for both first six months 2012 (on a pro forma basis) and first six months 2013. Gross profit from rental income during the first six months of 2013 was $3.9 million, an increase of $2.2 million over the prior year period, related to the new properties we purchased and are leasing to affiliated and third-party customers.

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
We had $6.8 million and $16.5 million of cash and cash equivalents on hand as of December 31, 2012 and June 30, 2013 respectively, all of which were unrestricted.
Cash Flows Provided by Operations. Cash flows provided by operations are our main source of liquidity. Our Predecessor historically relied primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under the SUSS credit facility and other debt or equity transactions to finance its operations and to fund its capital expenditures. Concurrent with our IPO, we entered into a $250 million revolving credit facility, described below, to provide liquidity as needed to meet changes in working capital requirements. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. The Partnership has entered into several commercial agreements with SUSS. Please read Note 15 for a detailed discussion of these agreements.

Cash flows from operations were $7.5 million and $37.5 million for the first six months of 2012 and 2013, respectively. Changes in our Predecessor's cash flows from operations were primarily driven by increases in accounts receivable and accounts payable which were impacted by increasing motor fuel prices and costs along with operating performance. In addition, we purchased additional fuel inventory. Following the IPO, increases in accounts receivable from affiliates and accounts payable were a result of the Partnership building these account balances as it commenced operations. We also beg an receiving a gross profit mark-up on affiliated sales subsequent to our IPO, which we did not receive in the first six months of 2012.
Capital Expenditures. Capital expenditures, including purchase of intangibles but before any asset dispositions, were $6.9 million and $57.9 million for the six months ended June 30, 2012 and June 30, 2013, respectively. Our capital spending program is focused on expanding our wholesale distribution network and maintaining our owned properties and equipment. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends of our Predecessor for maintenance capital, plus identified projects for new sites and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.
Subsequent to our IPO, our capital expenditures no longer include the acquisition, replacement and maintenance of certain transportation, fuel and other equipment and facilities that were not contributed to us, but historically required capital expenditures by our Predecessor. Capital expenditures for the first six months of 2013 were $57.9 million, which includes $57.6 million in expansion capital, of which $52.5 million relates to the sale and leaseback transactions with SUSS, and $0.3 million in maintenance capital.
Other Investing Activities. During the six months of 2013, we financed the $52.5 million purchase of 12 retail stores from SUSS including an additional $4.2 million of final cost true-up adjustments on previously purchased stores with proceeds from liquidating a portion of our marketable securities. The marketable securities serve as collateral for the SUSP Term Loan.
Cash Flows from Financing Activities. During the first six months of 2013, we borrowed $52.5 million on the SUSP Revolver which was used to repay the SUSP Term Loan. Additionally, we repaid $3.1 million on the SUSP Revolver. As of June 30, 2013, the balance outstanding of the SUSP Term Loan was $95.9 million, which was fully collateralized by marketable securities. There were $84.8 million outstanding borrowings under the SUSP Revolver and $12.8 million in standby letters of credit. The unused availability on the SUSP Revolver at June 30, 2013 was $152.4 million. We were in compliance with all covenants.
We intend to pay at least a minimum quarterly distribution of $0.4375 per common unit and subordinated unit per quarter, which equates to approximately $9.6 million per quarter, or $38.3 million per year, based on the number of common and subordinated units currently outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution. During the first half of 2013, we paid the fourth quarter 2012 and the first quarter of 2013 distributions totaling $19.1 million. On August 5, 2013, we declared a quarterly distribution totaling $9.9 million, based on the results for the three months ended June 30, 2013, or $0.4528 per unit. The distribution will be paid on August 29, 2013 to unitholders of record on August 19, 2013.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. Our contractual obligations as of June 30, 2013 were as follows:

	Payments Due by Period
	2013 (3)	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Long-term debt obligations (1)	$11	$25	$95,893	$1,023	$84,800	$—	$181,752
Interest payments (2)	1,475	2,950	2,696	2,669	1,975	—	11,765
Operating lease obligations	400	803	773	782	793	4,983	8,534
Total	$1,886	$3,778	$99,362	$4,474	$87,568	$4,983	$202,051

(1) Payments for 2014 through 2017 reflect required principal payments on our promissory and term notes. No principal amounts are due on our term notes until September 2015. Assumes balance of our revolving credit facility, of which the balance at June 30, 2013 was $84.8 million, remains outstanding until the revolver maturity in September 2017.
(2) Includes interest on term and promissory notes. Includes interest on revolving credit facility balance as of June 30, 2013 and commitment fees on the unused portion of the facility through September 2017 using rates in effect at June 30, 2013. Interest for 2013 is for the second half of 2013 that reflects the current debt structure, as previously described.
(3) 2013 amounts are for the remaining half of 2013 reflecting our current debt structure as previously described.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	June 30, 2013
	Fee	Leased
Operating sites:
Wholesale dealer and consignment sites	43	12
Stripes locations	20	—
Total	63	12

Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited financial and operating data for each of the last ten quarters during 2011, 2012 and 2013. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2011								2012 (a)								2013
	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR		2nd QTR
	Predecessor								Predecessor
	(dollars and gallons in thousands)
Motor fuel sales	$848,719		$1,008,380		$987,738		$962,094		$1,069,244		$1,083,470		$1,106,118		$1,005,948		$1,078,231		$1,114,622
Rental and other income	3,011		2,966		4,125		3,345		3,409		3,041		3,499		2,611		2,928		3,483
Total revenue	851,730		1,011,346		991,863		965,439		1,072,653		1,086,511		1,109,617		1,008,559		1,081,159		1,118,105

Motor fuel gross profit	6,217		9,841		7,720		7,439		7,112		11,570		9,799		12,591		13,215		14,012
Other gross profit	2,617		2,348		3,816		3,025		2,771		2,610		3,029		2,020		2,341		2,944
Total gross profit	8,834		12,189		11,536		10,464		9,883		14,180		12,828		14,611		15,556		16,956

Income from operations	3,006		5,600		5,002		3,353		2,734		5,897		5,469		9,312		8,979		10,530

Net income (loss)	$1,861		$3,527		$3,136		$2,074		$1,674		$3,703		$3,617		$8,576		$8,227		$9,680

Limited partners interest in net income subsequent to IPO:													$574		$8,576		$8,227		$9,680
Net income per limited Partner unit: (b)
Common (basic and diluted)													$0.03		$0.39		$0.38		$0.44
Subordinated (basic and diluted)													$0.03		$0.39		$0.38		$0.44

Fuel gallons	311,098		322,641		330,903		347,768		351,368		369,027		367,362		362,189		366,882		389,041
Motor fuel margin - third party (c)	5.1	¢	7.7	¢	5.9	¢	5.2	¢	5.0	¢	7.5	¢	6.3	¢	4.5	¢	5.0	¢	4.9	¢
Motor fuel margin - affiliated (d)													3.0	¢	3.0	¢	3.0	¢	3.0	¢

(a)
The information presented includes the results of operations of Predecessor for periods presented through September 24, 2012 and of SUSP for the period beginning September 25, 2012, the date SUSP commenced operations.

(b)	Net income per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to September 25, 2012.

(c)	Excludes the impact of motor fuel sold to affiliates.

(d)	Prior to September 25, 2012 there was no mark-up on gallons sold to affiliates.

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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $250.0 million revolving credit facility, of which $84.8 million was outstanding at June 30, 2013, and a $95.9 million term loan which bear interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2013, would be to change interest expense by approximately $1.8 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the six months of 2012 or 2013.
We have also periodically purchased motor fuel in bulk and held in inventory or transported it to West Texas or Houston via pipeline. This inventory risk was hedged through the use of fuel futures contracts which were matched in quantity and timing to the anticipated usage of the inventory. We had 49 positions representing 2.1 million gallons with a fair value of ($79,700) outstanding at December 31, 2012, and 173 positions representing 7.3 million gallons with a fair value of ($247,700) outstanding at June 30, 2013. We began periodically buying bulk fuel and hedging the inventory risk in January 2013. For more information on our hedging activity, see Note 8 in the accompanying Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

Our first Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUSSER PETROLEUM PARTNERS LP
	By	Susser Petroleum Partners GP LLC, its general partner
Date: August 14, 2013	By	/s/ Mary E. Sullivan
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