Form 10-Q/A
period 2013-03-31
Susser Petroleum Partners LP
filed 2013-10-30
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Susser Petroleum Partners LP (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the "Quarterly Report"), that was originally filed with the Securities and Exchange Commission on May 15, 2013, solely for the purpose of filing a revised Item 4 of Part I to include the conclusion of our Chief Executive and Chief Financial Officers regarding the effectiveness of our disclosure controls and procedures, which was inadvertently omitted. As required by Rule 12b-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated forms of certifications required under Exchange Act Rules 13a-14(a) or Rule 15d-14(a) (omitting the third paragraph thereof), set forth as Exhibits 31.1 and 31.2 to this Amendment.
Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits, to the Quarterly Report in any way.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our first Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 6.    Exhibits

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

SUSSER PETROLEUM PARTNERS LP
	By	Susser Petroleum Partners GP LLC, its general partner
Date: October 30, 2013	By	/s/ Mary E. Sullivan
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