Form 10-Q/A
period 2013-06-30
Susser Petroleum Partners LP
filed 2013-10-30
CIK 1552275

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

EXPLANATORY NOTE
Susser Petroleum Partners LP (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the "Quarterly Report"), that was originally filed with the Securities and Exchange Commission on August 14, 2013, solely for the purpose of filing a revised Item 4 of Part I to include the conclusion of our Chief Executive and Chief Financial Officers regarding the effectiveness of our disclosure controls and procedures, which was inadvertently omitted. As required by Rule 12b-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated forms of certifications required under Exchange Act Rules 13a-14(a) or Rule 15d-14(a) (omitting the third paragraph thereof), set forth as Exhibits 31.1 and 31.2 to this Amendment.
Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Quarterly Report in any way.

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