Form 10-Q
period 2013-09-30
Susser Petroleum Partners LP
filed 2013-11-08
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had 11,012,142 common units and 10,939,436 subordinated units outstanding at November 1, 2013.

SUSSER PETROLEUM PARTNERS LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Susser Petroleum Partners LP
Consolidated Balance Sheets

	December 31, 2012	September 30, 2013
		(unaudited)
	(in thousands, except units)
Assets
Current assets:
Cash and cash equivalents	$6,752	$17,917
Accounts receivable, net of allowance for doubtful accounts of $103 at December 31, 2012, and $355 at September 30, 2013	33,008	63,127
Receivables from affiliates	59,543	36,431
Inventories, net	2,981	15,474
Other current assets	821	243
Total current assets	103,105	133,192
Property and equipment, net	68,173	169,300
Other assets:
Marketable securities	148,264	37,936
Goodwill	12,936	22,432
Intangible assets, net	23,131	22,344
Other noncurrent assets	191	182
Total assets	$355,800	$385,386
Liabilities and equity
Current liabilities:
Accounts payable	$88,884	$104,474
Accrued expenses and other current liabilities	1,101	13,355
Current maturities of long-term debt	24	525
Total current liabilities	90,009	118,354
Revolving line of credit	35,590	142,800
Long-term debt	149,241	41,422
Deferred tax liability, long-term portion	152	424
Other noncurrent liabilities	2,476	2,285
Total liabilities	277,468	305,285
Commitments and contingencies:
Partners' equity:
Limited partners:
Common unitholders - public (10,925,000 units issued and outstanding at December 31, 2012 and 10,932,834 units issued and outstanding at September 30, 2013)	210,462	210,360
Common unitholders - affiliated (14,436 units issued and outstanding at December 31, 2012 and 79,308 units issued and outstanding at September 30, 2013)	(175)	1,796
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding)	(131,955)	(132,055)
Total equity	78,332	80,101
Total liabilities and equity	$355,800	$385,386

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	Predecessor		Predecessor
	(in thousands, except unit and per unit amounts)
Revenues:
Motor fuel sales to third parties	$458,817	$383,896	$1,364,361	$1,094,718
Motor fuel sales to affiliates	647,301	775,769	1,894,471	2,257,800
Rental income	1,359	2,820	4,078	6,725
Other income	2,140	1,231	5,871	3,737
Total revenues	1,109,617	1,163,716	3,268,781	3,362,980
Cost of sales:
Motor fuel cost of sales to third parties	449,486	377,105	1,336,351	1,076,052
Motor fuel cost of sales to affiliates	646,833	767,657	1,894,000	2,234,336
Other	470	551	1,539	1,677
Total cost of sales	1,096,789	1,145,313	3,231,890	3,312,065
Gross profit	12,828	18,403	36,891	50,915
Operating expenses:
General and administrative	3,035	4,329	8,836	11,877
Other operating	1,036	606	4,675	1,805
Rent	1,078	261	3,258	765
Loss on disposal of assets	194	112	229	206
Depreciation, amortization and accretion	2,016	2,432	5,793	6,090
Total operating expenses	7,359	7,740	22,791	20,743
Income from operations	5,469	10,663	14,100	30,172
Interest expense, net	(113)	(921)	(293)	(2,370)
Income before income taxes	5,356	9,742	13,807	27,802
Income tax expense	(1,739)	(145)	(4,813)	(298)
Net income and comprehensive income	$3,617	$9,597	$8,994	$27,504

Less: Predecessor income prior to initial public offering on September 25, 2012	3,043		8,420
Limited partners' interest in net income subsequent to initial public offering	$574		$574

Net income per limited partner unit:
Common - basic	$0.03	$0.44	$0.03	$1.26
Common - diluted	$0.03	$0.43	$0.03	$1.25
Subordinated (basic and diluted)	$0.03	$0.44	$0.03	$1.26
Weighted average limited partner units outstanding:
Common units - public	10,925,000	10,927,611	10,925,000	10,925,870
Common units - affiliated	14,436	36,060	14,436	21,644
Subordinated units - affiliated	10,939,436	10,939,436	10,939,436	10,939,436

Cash distribution per unit	$0.0285	$0.4687	$0.0285	$1.359
See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended
	September 30, 2012	September 30, 2013
	Predecessor
	(in thousands)
Cash flows from operating activities:
Net income	$8,994	$27,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,793	6,090
Amortization of deferred financing fees	6	286
Loss on disposal of assets	229	206
Non-cash stock based compensation	816	1,351
Deferred income tax	2,276	424
Changes in operating assets and liabilities, net of effects of Contribution Agreement and GFI Contribution:
Accounts receivable	(42,408)	(10,858)
Accounts receivable from affiliates	2,962	23,759
Inventories	(7,693)	(12,129)
Other assets	428	586
Accounts payable	56,062	3,733
Accrued liabilities	(1,004)	8,254
Other noncurrent liabilities	(517)	(344)
Net cash provided by operating activities	25,944	48,862
Cash flows from investing activities:
Capital expenditures	(8,833)	(99,924)
Purchase of intangibles	(1,021)	(1,878)
Purchase of marketable securities	(259,654)	(769,364)
Redemption of marketable securities	78,976	879,692
Proceeds from disposal of property and equipment	754	—
Net cash provided by (used in) investing activities	(189,778)	8,526
Cash flows from financing activities:
Revolving line of credit, net	—	107,210
Cash from GFI contribution	—	784
Proceeds from issuance of long-term debt	180,666	—
Loan origination costs	(1,891)	—
Payments on long-term debt	(17)	(125,167)
Proceeds from issuance of common units, net offering costs	206,030	—
Distributions to Parent	(206,030)	(14,544)
Predecessor cash retained by Parent	(354)	—
Distributions to Unitholders	—	(14,506)
Net cash provided by (used in) financing activities	178,404	(46,223)
Net increase in cash	14,570	11,165
Cash and cash equivalents at beginning of year	240	6,752
Cash and cash equivalents at end of period	$14,810	$17,917
Supplemental disclosure of non-cash activities:
Contribution of net assets or liabilities from Parent	$68,070	$—
Contribution of debt from Parent	$—	$(21,850)
Issuance of units to Parent for net assets	$—	$(2,000)
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
The information presented in this Quarterly Report on Form 10-Q contains the unaudited consolidated financial results of Susser Petroleum Company LLC (“Predecessor” or "SPC"), our Predecessor for accounting purposes, for periods presented prior to September 25, 2012.
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
In September 2013, SUSS acquired Gainesville Fuel, Inc., a wholesale fuel and lubricants business that it subsequently contributed to SUSP ("GFI Contribution"). The contribution was accounted for as a transfer of net assets between entities under common control. Specifically, SUSP recognized the acquired assets and assumed liabilities at SUSS’ carrying value, including the preliminary estimated purchase accounting adjustments, as of the acquisition date. In connection with the contribution, SUSP obtained working capital of $9.2 million, property and equipment of $5.1 million, goodwill of $9.5 million, assumed certain indebtedness and other liabilities totaling $21.8 million , and issued 64,872 additional SUSP common units to SUSS. Following this transaction, SUSS owns 50.2% of the SUSP limited partner units, all of the incentive distribution rights and 100.0% of the general partner, which has a 0.0% noneconomic general partner interest in SUSP.
SUSS is the primary beneficiary of our earnings and cash flows and therefore SUSS consolidates us into their financial results.
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

•	T&C Wholesale LLC and Susser Energy Services LLC, both Texas limited liability companies, distribute motor fuels, propane and lubricating oils, primarily in Texas and Oklahoma.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, formed to, among other things, own and lease convenience store properties.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Partnership and its subsidiaries, and all amounts at September 30, 2013 and for the three and nine months ended September 30, 2012 and September 30, 2013 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013.
Certain line items have been reclassified for presentation purposes.  On the Consolidated Statements of Cash Flows, changes in notes receivable have been reclassified from a financing activity to an operating activity to better reflect the purpose of these notes receivable. Predecessor non-cash stock based compensation on the Consolidated Statements of Cash Flows, has been reclassified from changes in accounts receivable to non-cash stock based compensation to include all non-cash stock based compensation together and be consistent with Note 13.

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

FASB ASU No. 2013-11. In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists- Subtopic 740-10." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for annual and interim periods beginning after December 15, 2013 but early adoption is permitted. The adoption of this guidance is not expected to have an impact on the presentation of our financial statements.
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

4.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	December 31, 2012	September 30, 2013
	(in thousands)
Accounts receivable, trade	$32,906	$63,035
Other receivables	205	447
Allowance for uncollectible accounts, trade	(103)	(355)
Accounts receivable, net	$33,008	$63,127
Accounts receivable from affiliates are $59.5 million and $36.4 million as of December 31, 2012 and September 30, 2013, respectively. For additional information regarding our affiliated receivables, see Note 15.

5.	Inventories

Inventories consisted of the following:

	December 31, 2012	September 30, 2013
	(in thousands)
Fuel-wholesale consignment	$1,960	$1,581
Fuel-other wholesale	340	13,115
Other	681	778
Inventories, net	$2,981	$15,474

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	September 30, 2013
	(in thousands)
Land	$34,122	$64,617
Buildings and leasehold improvements	23,589	76,993
Equipment	16,049	33,682
Construction in progress	2,905	5,952
Total property and equipment	76,665	181,244
Less: Accumulated depreciation	(8,492)	(11,944)
Property and equipment, net	$68,173	$169,300

7.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 31, 2012 and September 30, 2013, we had $12.9 million and $22.4 million, respectively, of goodwill recorded in conjunction with past business combinations. The increase of $9.5 million was recorded in conjunction with the GFI Contribution. The 2012 impairment analysis indicated no impairment in goodwill. As of September 30, 2013, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the third quarter of 2013, and we believe the assumptions used in the analysis performed in 2012 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first nine months of 2013.
The Partnership has finite‑lived intangible assets recorded that are amortized. The finite‑lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, and non-compete agreements, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Supply agreements are being amortized over a weighted-average period of approximately six years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately 14 years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. Non-compete agreements are amortized over a period of four years.
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill:

	December 31, 2012			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Finite-lived
Supply agreements	$29,803	$8,674	$21,129	$31,200	$10,944	$20,256
Favorable leasehold arrangements, net	236	39	197	236	48	188
Loan origination costs	1,907	102	1,805	1,907	388	1,519
Other intangibles	63	63	—	389	8	381
Intangible assets, net	$32,009	$8,878	$23,131	$33,732	$11,388	$22,344

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2012	September 30, 2013
	(in thousands)
SUSP Term loan, bearing interest at Prime or LIBOR plus an applicable margin	$148,166	$37,866
SUSP Revolver, bearing interest at Prime or LIBOR plus an applicable margin	35,590	142,800
Notes payable, bearing interest at 6% and 4%	1,099	4,081
Total debt	184,855	184,747
Less: Current maturities	24	525
Long-term debt, net of current maturities	$184,831	$184,222
Term Loan and Security Agreement
On September 25, 2012, in connection with the IPO, we entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”).  Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At September 30, 2013, the interest rate on the SUSP Term Loan was 0.43%.
In order to obtain the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). As of September 30, 2013, $37.9 million of commercial paper and money market fund investments collateralized the SUSP Term Loan. These investments are intended to be used to fund future capital expenditures. The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).
Revolving Credit Agreement
On September 25, 2012, in connection with the IPO, we entered into a $250 million revolving credit agreement with a syndicate of banks (the “SUSP Revolver”) expiring September 25, 2017. The facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $100 million.  Borrowings under the revolving credit facility bear interest at (i) a base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25%, (determined with reference to our consolidated total leverage ratio). In addition, the unused portion of our revolving credit facility is subject to a commitment fee ranging from 0.375% to 0.50%, based on our consolidated total leverage ratio.
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
As of September 30, 2013, the balance on the SUSP Revolver was $142.8 million, and $10.0 million in standby letters of credit were outstanding. The unused availability on the SUSP Revolver at September 30, 2013 was $97.2 million. SUSP was in compliance with all covenants.
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
Other Debt
In August 2010 our Predecessor entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at September 30, 2013 and December 31, 2012 was $1.1 million. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
In September 2013, as part of the GFI Contribution, SUSS entered into two term loans of $14.9 million and $3.0 million.  We assumed the term loan obligations from SUSS as part of the net asset transfer for equity as part of the GFI Contribution.  The $14.9 million term loan had an interest rate of 3.25%, and was paid off prior to September 30, 2013. The $3.0 million term loan had an outstanding balance of $3.0 million as of September 30, 2013 and bears a 4.0% fixed rate.  Pursuant to the terms of the $3.0 million term loan, we make quarterly interest and annual principal payments through the maturity date of October 1, 2017.
The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of September 30, 2013, is estimated to be approximately $186.1 million, based on the current balance of the SUSP Term Loan, the current balance of the SUSP Revolver and an analysis of the net present value of remaining payments on the other notes payable at a rate calculated off U.S. Treasury Securities.
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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. The maturity dates of these debt securities range from October 22, 2013 to October 25, 2013 and are classified on the Consolidated Balance Sheet in other assets. Included in the marketable securities classification on the Consolidated Balance Sheets are approximately $7.9 million in money market funds as of September 30, 2013. The carrying value of these money market funds approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 31, 2012 and September 30, 2013 were not material. These investments are used as collateral to secure the SUSP Term Loan and are intended to be used only for funding future capital expenditures.
The Partnership may periodically enter into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 31, 2012, we held fuel futures contracts with a negative fair value of $79,700 (49 contracts representing 2.1 million gallons). At September 30, 2013, we held fuel futures contracts with a negative fair value of $459,000 (317 contracts representing 11.9 million gallons). The recognized gain during the first nine months of 2012 (mostly by our Predecessor) and 2013 related to these contracts was $0.8 million and $0.5 million, respectively. The gain/loss realized on hedging contracts is substantially offset by increased/decreased profitability on sale of fuel inventory. We do not use hedge accounting with regards to these contracts.

9.	Commitments and Contingencies

Leases
The Partnership leases certain convenience store and other properties under non-cancellable operating leases whose initial terms are typically 5 to 10 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease. We are normally responsible for payment of real estate taxes, maintenance expenses and insurance. These properties are primarily sublet to third parties.

The components of net rent expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	Predecessor		Predecessor
	(in thousands)
Cash rent:
Store base rent	$947	$208	$2,820	$625
Equipment rent	131	49	438	124
Total cash rent	1,078	257	3,258	749
Non-cash rent:
Straight-line rent	—	4	—	16
Net rent expense	$1,078	$261	$3,258	$765

Equipment rent consists primarily of store equipment.

Letters of Credit
We were contingently liable for $10.0 million related to irrevocable letters of credit required by various third parties at September 30, 2013, under the SUSP Revolver.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	Predecessor		Predecessor
	(in thousands)
Cash interest expense	$136	$874	$355	$2,318
Amortization of loan costs	6	95	6	286
Cash interest income	(29)	(48)	(68)	(234)
Interest expense, net	$113	$921	$293	$2,370

11.	Income Tax
As a limited partnership, we are generally not subject to state and federal income tax, with the exception of the state of Texas.  Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). Our taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations, is includable in the federal and state income tax returns of each unitholder.  We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, PropCo. PropCo is subject to federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2012 and the nine months ended September 30, 2013, our non-qualifying income did not exceed the statutory limit.
Our Predecessor was subject to income tax and was included in the consolidated income tax returns of SUSS. Income taxes were allocated to our Predecessor based on separate-company computations of income or loss. The income tax expense for the three and nine months ended September 30, 2012 primarily are those of our Predecessor.

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2013		September 30, 2012		September 30, 2013
	Predecessor				Predecessor
	(in thousands)	Tax rate %	(in thousands)	Tax rate %	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$1,875	35.0%	$3,410	35.0%	$4,832	35.0%	$9,731	35.0%
Partnership earnings not subject to tax	(202)	(3.8)%	(3,410)	(35.0)%	(202)	(1.5)%	(9,731)	(35.0)%
Corporate subsidiary earnings subject to tax	—	—%	68	0.7%	—	—%	80	0.3%
State and local tax, net of federal benefit	53	1.0%	77	0.8%	150	1.1%	218	0.8%
Other	13	0.3%	—	—%	33	0.3%	—	—%
Tax expense per financial statement	$1,739	32.5%	$145	1.5%	$4,813	34.9%	$298	1.1%

12.	Equity
As of September 30, 2013, SUSS owned 79,308 common units and 10,939,436 subordinated units, which together constitute a 50.2% ownership interest in us. During the third quarter and in conjunction with the GFI Contribution and related transfer, we issued 64,872 common units to SUSS. As of September 30, 2013 the public owned 10,932,834 units.

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

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Units - Common Units
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Distributions (a)	$312	$5,165	$312	$14,904
Distributions in excess of income	(25)	(361)	(25)	(1,146)
Limited partners' interest in net income	$287	$4,804	$287	$13,758

Net Income Attributable to Susser Petroleum Partners LP Limited Partner Units - Subordinated Units
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Distributions (a)	$312	$5,124	$312	$14,863
Distributions in excess of income	(25)	(331)	(25)	(1,116)
Limited partners' interest in net income	$287	$4,793	$287	$13,747

(a) Distributions declared per unit to unitholders as of record date	$0.0285	$0.4687	$0.0285	$1.359

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
Cash Distributions
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. On August 5, 2013, we declared a quarterly cash distribution, based on the results for the three months ended June 30, 2013, totaling $9.9 million, or $0.4528 per unit. The distribution was paid on August 29, 2013 to unitholders of record on August 19, 2013 bringing the total paid for the year to $29.1 million. On November 4, 2013, we declared a quarterly distribution totaling $10.3 million, based on the results for the three months ended September 30, 2013, or $0.4687 per unit. The distribution will be paid on November 29, 2013 to unitholders of record on November 19, 2013.

13.	Equity-Based Compensation
Unit-based compensation expense related to the Partnership and stock-based compensation expense allocated to our Predecessor that was included in our Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	Predecessor		Predecessor
Phantom common units	$6	$101	$6	$407
Predecessor allocated expense	241	—	810	—
SUSS allocated expense	—	445	—	944
Total equity-based compensation expense	$247	$546	$816	$1,351

Phantom Common Unit Awards
During the third quarter of 2013, 3,674 grants were issued. The fair value of each phantom unit on the grant date is based on the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest over a one to three-year period and employee awards vest ratably over a two to five-year service period. The fair value of nonvested service phantom units outstanding as of September 30, 2013, totaled $0.9 million which will be amortized to expense over the requisite service period.
A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	—	$—
Granted	32,500	18.93
Nonvested at December 31, 2012	32,500	18.93
Granted	15,813	27.15
Vested	(7,834)	19.12
Nonvested at September 30, 2013	40,479	$22.10

14.	Net Income per Unit
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
In addition to the common and subordinated units, we have also identified the IDRs as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of nonvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(in thousands, except units and per unit amounts)
Net income	$9,597	$27,504
Less: General partner's interest in net income	—	—
Limited partners' interest in net income	$9,597	$27,504
Weighted average limited partner units outstanding:
Common - basic	10,963,671	10,947,514
Common - equivalents	26,970	21,845
Common - diluted	10,990,641	10,969,359
Subordinated - SUSS (basic and diluted)	10,939,436	10,939,436
Net income per limited partner unit:
Common - basic	$0.44	$1.26
Common - diluted	$0.43	$1.25
Subordinated - SUSS (basic and diluted)	$0.44	$1.26

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(in thousands, except units and per unit amounts)
Net income	$3,617	$8,994
Less: Predecessor income prior to initial public offering on September 25, 2012	3,043	8,420
Limited partners' interest in net income	$574	$574

Net income per limited partner unit:
Common	$0.03	$0.03
Subordinated	$0.03	$0.03
Limited partner units outstanding:
Common units - public	10,925	10,925,000
Common units - affiliated	14.436	14,436
Subordinated units - affiliated	10,939.436	10,939,436

15.	Related-Party Transactions

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

•
SPC contributed its interest in SPOC to the Partnership in exchange for 14,436 common units representing a 0.07% limited partner interest in the Partnership, 10,939,436 subordinated units representing a 50.0% limited partner interest in the Partnership and all of the IDRs of the Partnership.

Summary of Transactions
Related-party transactions with SUSS are as follows:

•
The Partnership sells motor fuel to SUSS for resale at its Stripes® convenience stores and independently operated consignment locations. Motor fuel sales to affiliates for the three and nine month periods ended September 30, 2013, were $775.8 million and $2.3 billion, resulting in gross profit of $8.1 million and $23.5 million, respectively. Prior to September 25, 2012, our Predecessor sold motor fuel to affiliates at zero gross profit. Additionally, we collect credit card receipts from the motor fuel suppliers on SUSS' behalf.

•
SUSS charged us for general and administrative services under the Omnibus Agreement for oversight of the Partnership and its Predecessor. Such amounts include certain expenses allocated by SUSS for general corporate services, such as finance, internal audit and legal services, which are included in general and administrative expenses. These expenses were charged or allocated to the Partnership based on the nature of the expenses and our proportionate share of employee time and headcount, which management believes to be reasonable. SUSS charged us $0.7 million during the quarter ended September 30, 2013 and $1.8 million during the first nine months of 2013, including non-cash stock based compensation. SUSS allocated to our Predecessor non-cash stock based compensation of $0.2 million and $0.8 million for the three and nine months ended September 30, 2012.

•
We reimbursed SUSS for costs of employees supporting our operations of $2.8 million during the quarter ended September 30, 2013 and $8.2 million during the first nine months of 2013. Prior to the IPO, these expenses were incurred directly by our Predecessor.

•	We distributed $5.0 million and $14.5 million during the three and nine month periods ended September 30, 2013 to SUSS as regular distributions on its common and subordinated units.

•
SUSS charged us for transportation services under the Transportation Agreement for delivery of motor fuel to our customers of $12.8 million and $37.0 million for the three and nine months ended September 30, 2013. Prior to the IPO, these expenses were incurred directly by our Predecessor.

•
SUSS charged our Predecessor for rent expense on certain real estate, which was in turn subleased by our Predecessor to dealers, of $0.7 million and $2.0 million for the three and nine month periods ended September 30, 2012. No rent expense was incurred subsequent to the IPO.

•
We acquired ten convenience store properties from SUSS for $37.8 million during the quarter ended September 30, 2013, bringing the total for the year to 22. We spent $92.0 million during the first nine months of 2013, which also includes final cost true-up adjustments. These stores were leased back to SUSS. Since our IPO, we have acquired a total of 30 convenience store properties from SUSS, for a total cost of $121.0 million, through September 30, 2013.

•
We charged SUSS rent on the convenience store properties which were purchased by us and leased back to them. For the three and nine month periods ended September 30, 2013, we charged $1.9 million and $4.0 million to SUSS on these leases.

•	Net accounts receivable from SUSS were $59.5 million and $36.4 million at December 31, 2012 and September 30, 2013, respectively, which are primarily related to fuel purchases from us.

•	SUSS contributed the net assets related to the GFI Contribution to SUSP. Pursuant to this transaction, SUSP issued 64,872 additional SUSP common units to SUSS with a value of $2.0 million.

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

Overview
 We are a growth-oriented Delaware limited partnership formed by SUSS to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. We closed the initial public offering of our common units, including related restructuring transactions and entry into certain key agreements with SUSS, on September 25, 2012. As of September 30, 2013, SUSS operates 576 retail convenience stores under its proprietary Stripes® convenience store brand, primarily in growing Texas markets. Stripes is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us. For the three and nine month periods ended September 30, 2013, we distributed 268.6 million and 783.7 million gallons of motor fuel to Stripes® convenience stores and SUSS' consignment locations, and 131.0 million and 371.7 million gallons of motor fuel to other third party customers. We are a leading motor fuel distributor by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States.

In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas and in Louisiana, New Mexico and Oklahoma to:

•	Stripes® convenience stores, pursuant to the SUSS Distribution agreement;

•	approximately 90 independently operated consignment locations where SUSS sells motor fuel under consignment arrangements to retail customers, also pursuant to the SUSS Distribution agreement;

•	approximately 10 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;

•	approximately 490 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	approximately 1,850 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
We entered into several agreements with SUSS concurrent with our IPO. See Note 15 to our Consolidated Financial Statements for information regarding related-party transactions.
In September 2013, we completed the GFI Contribution. In connection with this exchange, we assumed certain indebtedness and other liabilities and issued 64,872 additional common units to SUSS.

Factors Affecting Comparability of our Financial Results
The Partnership's post IPO results of operations may not be comparable to our Predecessor's historical results of operations for the reasons described below:
Revenues and Gross Profits. Our assets have historically been a part of the integrated operations of SUSS and our Predecessor distributed motor fuel and other petroleum products to SUSS without any profit margin. Accordingly, the revenues and gross profits in our Predecessor's historical consolidated financial statements do not include the profit margin on fuel sold to SUSS. In addition, our Predecessor's results of operations included results from consignment contracts that were retained by SUSS following the completion of the IPO.
General and Administrative Expenses. Our Predecessor's general and administrative expenses included direct charges for the management of its operations as well as certain expenses allocated from SUSS for general corporate services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. The Partnership continues to incur charges for the management of the operations contributed to the Partnership as well as an allocation for general corporate services. We also incur additional incremental general and administrative expenses as a result of being a separate publicly-traded partnership.
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

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance. Historical results for the three and nine months ended September 30, 2012 include our Predecessor's results of operations. The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.

	Three Months Ended				Nine Months Ended
	September 30, 2012 (1)		September 30, 2013		September 30, 2012 (1)		September 30, 2013
	Predecessor				Predecessor
	(in thousands, except for selling price and gross profit per gallon)
Revenues:
Motor fuel sales to third parties (1)	$458,817		$383,896		$1,364,361		$1,094,718
Motor fuel sales to affiliates (1)	647,301		775,769		1,894,471		2,257,800
Rental income	1,359		2,820		4,078		6,725
Other income	2,140		1,231		5,871		3,737
Total revenue	1,109,617		1,163,716		3,268,781		3,362,980
Gross profit:
Motor fuel gross profit to third parties (1)	9,331		6,791		28,010		18,666
Motor fuel gross profit to affiliates (1)	468		8,112		471		23,464
Rental income	1,359		2,820		4,078		6,725
Other	1,670		680		4,332		2,060
Total gross profit	12,828		18,403		36,891		50,915
Net income	$3,617		$9,597		$8,994		$27,504
Adjusted EBITDA (2)	$7,926		$13,753		$20,938		$37,819
Distributable cash flow (2)	$644		$12,693		$644		$35,032
Operating Data:
Total motor fuel gallons sold:
Third-party	147,848		130,959		442,995		371,732
Affiliated gallons	219,514		268,565		644,763		783,715
Average wholesale selling price per gallon	$3.01		$2.90		$3.00		$2.90
Motor fuel gross profit (cents per gallon) (1):
Third-party	6.3	¢	5.2	¢	6.3	¢	5.0	¢
Affiliated	0.2	¢	3.0	¢	0.1	¢	3.0	¢
Volume-weighted average for all gallons	2.7	¢	3.7	¢	2.6	¢	3.6	¢

(1)
For the historical periods presented other than the six-day period from the completion of the Partnership's IPO September 25, 2012 through September 30, 2012, affiliated sales only include sales to Stripes® convenience stores, for which our Predecessor historically received no margin, and third-party motor fuel sales and gross profit includes the motor fuel sold directly to independently operated consignment locations, as well as sales to third-party dealers and other commercial customers. Following our IPO on September 25, 2012, we sell fuel to SUSS for both Stripes® convenience stores and SUSS' independently operated consignment locations at a fixed profit margin of approximately three cents per gallon, and these sales are classified as affiliated sales.

(2)
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

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
The following tables present a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

			Three Months Ended
	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	September 30, 2012	September 30, 2013
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Net income	$3,043	$574	$3,617	$9,597
Depreciation, amortization and accretion	1,958	58	2,016	2,432
Interest expense, net	89	24	113	921
Income tax expense	1,735	4	1,739	145
EBITDA	6,825	660	7,485	13,095
Non-cash stock based compensation (a)	241	6	247	546
Loss on disposal of assets	194	—	194	112
Adjusted EBITDA	$7,260	$666	$7,926	$13,753
Cash interest expense		18		825
State franchise tax expense (cash)		4		24
Maintenance capital expenditures		—		211
Distributable cash flow		$644		$12,693

			Nine Months Ended
	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	September 30, 2012	September 30, 2013
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Net income	$8,420	$574	$8,994	$27,504
Depreciation, amortization and accretion	5,735	58	5,793	6,090
Interest expense, net	269	24	293	2,370
Income tax expense	4,809	4	4,813	298
EBITDA	19,233	660	19,893	36,262
Non-cash stock based compensation (a)	810	6	816	1,351
Loss on disposal of assets	229	—	229	206
Adjusted EBITDA	$20,272	$666	$20,938	$37,819
Cash interest expense		18		2,084
State franchise tax expense (cash)		4		165
Maintenance capital expenditures		—		538
Distributable cash flow		$644		$35,032
(a) Predecessor allocation of non-cash stock based compensation through September 24, 2012 has been reclassified, and is being reflected in the above reconciliation tables.

The following tables are a summary of our results of operations for the three and nine months ended September 30, 2012, disaggregated for the periods proceeding and following our IPO:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Three Months Ended September 30, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Revenues:
Motor fuel sales to third parties	$434,437	$24,380	$458,817
Motor fuel sales to affiliates	601,485	45,816	647,301
Rental income	1,304	55	1,359
Other income	2,033	107	2,140
Total revenue	1,039,259	70,358	1,109,617
Gross profit:
Motor fuel gross profit to third parties	8,999	332	9,331
Motor fuel gross profit to affiliates	2	466	468
Rental income	1,304	55	1,359
Other	1,625	45	1,670
Total gross profit	11,930	898	12,828
Net income	$3,043	$574	$3,617
Adjusted EBITDA(1)	$7,260	$666	$7,926
Distributable cash flow (1)		$644

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Nine Months Ended September 30, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Revenues:
Motor fuel sales to third parties	$1,339,981	$24,380	$1,364,361
Motor fuel sales to affiliates	1,848,655	45,816	1,894,471
Rental income	4,023	55	4,078
Other income	5,764	107	5,871
Total revenue	3,198,423	70,358	3,268,781
Gross profit:
Motor fuel gross profit to third parties	27,678	332	28,010
Motor fuel gross profit to affiliates	5	466	471
Rental income	4,023	55	4,078
Other	4,287	45	4,332
Total gross profit	35,993	898	36,891
Net income	$8,420	$574	$8,994
Adjusted EBITDA(1)	$20,272	$666	$20,938
Distributable cash flow (1)		$644
(1) Defined and reconciled above

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following discussion of results for the third quarter 2013 compared to the third quarter 2012 reflects the combined results of our Predecessor through September 24, 2012 and SUSP results beginning September 25, 2012 through September 30, 2012 and SUSP results for the third quarter of 2013. The Partnership's post IPO results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results” and “Pro Forma Results of Operations.”
Revenue. Total revenue for the third quarter of 2013 was $1.2 billion, an increase of $54.1 million, or 4.9%, from the third quarter of 2012. Motor fuel sales to third parties decreased $74.9 million, or 16.3%. This decrease was due to $89.5 million of our Predecessor's 2012 consignment motor fuel sales now being reflected in affiliated sales. Also, the wholesale selling price per gallon of motor fuel decreased 5.5%. This decrease is offset by a 9.3% increase in comparable gallons sold. Motor fuel sales to affiliates increased $128.5 million, or 19.8%, from the third quarter of 2012. Of this increase, $87.9 million related to 2013 consignment motor fuel sales that were previously reflected in third party sales for our Predecessor. The remaining increase consisted of an 8.7% increase in gallons sold to affiliates, offset by a 2.0% decrease in the wholesale selling price of motor fuel. Rental revenue of $2.8 million during the quarter increased by $1.5 million from the prior year due to the acquisition and subsequent leaseback of 30 convenience store locations from SUSS.
Cost of Sales and Gross Profit. Gross profit for the third quarter of 2013 was $18.4 million, an increase of $5.6 million, or 43.4%, over the third quarter of 2012. Gross profit on motor fuel sales to third parties decreased $2.5 million primarily attributable to the shift of consignment sales from third party to affiliated sales, as discussed above. The sales price of motor fuel sold to third parties decreased by 17.2 cents per gallon while the cost of fuel decreased 16.1 cents per gallon resulting in a 1.1 cents per gallon decrease in gross profit. Our Predecessor sold motor fuel to affiliates at cost, resulting in no gross profit on those sales. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $8.1 million gross profit for the three months ended September 30, 2013. Other gross profit of $3.5 million increased by $0.5 million from last year, which was primarily attributable to rental income, offset by the reduction of certain income streams not contributed to us at the IPO.
Total Operating Expenses. Total operating expenses for the third quarter of 2013 were $7.7 million, an increase of $0.4 million, or 5.2%, from the third quarter of 2012. For the third quarter of 2013, general and administrative expenses, or G&A expenses, increased by $1.3 million, or 42.6%, from 2012. The increase in G&A was primarily attributable to increased cost of salaries, and benefits related to annual compensation increases and headcount additions during 2013. A portion of the G&A increase is attributable to a planned $2.0 million annual increase related to new public company expenses. Also included in G&A expense is $0.5 million of non-cash stock compensation expense, an increase of $0.3 million compared to the prior year. Other operating expenses decreased $0.4 million, or 41.5%, primarily related to operating expenses associated with activities not contributed to us in the IPO. Rent expense was $0.8 million less for the third quarter of 2013 than the third quarter of 2012 as not all Predecessor properties were contributed to us. Depreciation, amortization and accretion expense for the third quarter of 2013 of $2.4 million was up $0.4 million, or 20.6%, from 2012 due to recently constructed assets being placed into service since the third quarter of 2012.
Income Tax Expense. Income tax expense accrued for the third quarter of 2013 was $0.1 million compared to $1.7 million for the third quarter of 2012. The effective tax rate for the third quarter of 2013 was 1.5% compared to 32.5% for the third quarter of 2012. The third quarter of 2012 reflects the income tax provision of our Predecessor. Our Predecessor was a taxable entity and was included in SUSS' income tax returns. For the third quarter of 2013, SUSP, as a pass through entity, is not subject to income tax, with the exception of PropCo, but is subject to Texas franchise tax.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following discussion of results for the first nine months of 2013 compared to the first nine months of 2012 reflects the combined results of our Predecessor through September 24, 2012, and SUSP results beginning September 25, 2012 through September 30, 2012 and SUSP results for the first nine months of 2013. The Partnership's post IPO results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results” and “Pro Forma Results of Operations.”
Revenue. Total revenue for the first nine months of 2013 was $3.4 billion, an increase of $94.2 million, or 2.9%, from the first nine months of 2012. Motor fuel sales to third parties decreased $269.6 million, or 19.8%. This decrease is related to 2012 consignment motor fuel sales of $270.3 million which are now included in affiliated sales. In addition, the wholesale selling price per gallon of motor fuel decreased 4.4% offset by gallons sold to third parties which increased 3.8%. Motor fuel sales to affiliates increased $363.3 million, or 19.2%, from the first nine months of 2012. Of this increase, $263.1 million related to 2013 consignment motor fuel sales that were previously reflected in third party sales for our Predecessor. The remaining increase consisted of 7.4% increase in gallons sold to affiliates, offset by a 2.0% decrease in the wholesale selling price of motor fuel. Rental revenue of $6.7 million increased by $2.6 million from last year due to the acquisition and subsequent leaseback of 30 convenience store locations from SUSS.

Cost of Sales and Gross Profit. Gross profit for the first nine months of 2013 was $50.9 million, an increase of $14.0 million, or 38.0%, over the first nine months of 2012. Gross profit on motor fuel sales to third parties decreased $9.3 million primarily attributable to the shift of consignment sales from third party to affiliated sales, as discussed above. The sales price of motor fuel sold to third parties decreased by 13.5 cents per gallon while the cost of fuel decreased 12.2 cents per gallon resulting in a 1.3 cents per gallon decrease in gross profit. Our Predecessor sold motor fuel to affiliates at cost, resulting in no gross profit on those sales. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $23.5 million gross profit for the nine months ended September 30, 2013. Other gross profit of $8.8 million increased by $0.4 million from last year, primarily as a result of additional rental income offset by certain income streams not contributed to us at the IPO.
Total Operating Expenses. Total operating expenses for the first nine months of 2013 were $20.7 million, a decrease of $2.0 million, or 9.0%, from the first nine months of 2012. For the first nine months of 2013, general and administrative expenses, or G&A expenses, increased by $3.0 million, or 34.4%, from 2012. The increase in G&A was primarily attributable to increased cost of salaries, bonus and benefits related to annual compensation increases and headcount additions during 2013. A portion of the G&A increase is attributable to a planned $2.0 million annual increase related to new public company expenses. Also included in G&A expense is $1.4 million of non-cash stock compensation expense, an increase of $0.5 million compared to the prior year. Other operating expenses decreased $2.9 million, or 61.4%, primarily related to operating expenses associated with activities not contributed to us in the IPO. Rent expense was $2.5 million less in the first nine months of 2013 than the first nine months of 2012 due to Predecessor properties not being contributed to us. Depreciation, amortization and accretion expense for the first nine months of 2013 of $6.1 million was up $0.3 million, or 5.1%, from 2012 due to recently constructed assets being placed into service.
Income Tax Expense. Income tax expense accrued for the first nine months of 2013 was $0.3 million compared to $4.8 million for the first nine months of 2012. The effective tax rate for the first nine months of 2013 was 1.1% compared to 34.9% for the first nine months of 2012. The nine months of 2012 primarily reflects the income tax provision of our Predecessor. Our Predecessor was a taxable entity and was included in SUSS' income tax returns. For the first nine months of 2013, SUSP, as a pass through entity, is not subject to income tax, with the exception of PropCo which is subject to income tax, but is subject to Texas franchise tax.

Pro Forma Results of Operations
We have provided below certain pro forma results for the three and nine months ended September 30, 2012, which give pro forma effect to (i) the contribution by our Predecessor to us of substantially all of the assets and operations comprising its wholesale motor fuel distribution business (other than its motor fuel consignment business and transportation assets and substantially all of its accounts receivable and payable) and the contribution by SUSS and our Predecessor to us of certain convenience store properties and (ii) our entry into the SUSS Distribution agreement, the SUSS Transportation agreement and the Omnibus Agreement as if such transactions had occurred at the beginning of the period presented.
Our assets have historically been a part of the integrated operations of SUSS, and our Predecessor distributed motor fuel and other petroleum products to SUSS, as opposed to third parties, without receiving any profit margin. Accordingly, the gross profit in our Predecessor's historical consolidated financial statements, prior to September 25, 2012, relates only to the profit margin received from third parties for our wholesale distribution services and from consignment contracts that were retained by SUSS following the completion of our IPO. The pro forma information presented in the table below was derived based upon known volumes distributed by our Predecessor to SUSS reflected in our Predecessor's historical financial statements for which our Predecessor did not receive any profit margin, and adjusted for the profit margin that we receive pursuant to the SUSS distribution agreement applied to those volumes. The pro forma information was also derived based upon the volumes distributed by our Predecessor under consignment arrangements, for which it historically received variable margins, and the profit margin contained in the SUSS distribution agreement applied to those volumes.
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

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2013		September 30, 2012		September 30, 2013
	Pro Forma		Actual		Pro Forma		Actual
	(in thousands, except for gross profit per gallon)
Revenues:
Motor fuel sales to third parties	$369,354		$383,896		$1,094,098		$1,094,718
Motor fuel sales to affiliates	741,532		775,769		2,176,767		2,257,800
Rental income	837		2,820		2,517		6,725
Other income	1,162		1,231		3,610		3,737
Total revenue	1,112,885		1,163,716		3,276,992		3,362,980
Gross profit:
Motor fuel sales to third parties	5,639		6,791		15,676		18,666
Motor fuel sales to affiliates	7,439		8,112		21,896		23,464
Rental income	837		2,820		2,517		6,725
Other	693		680		2,071		2,060
Total gross profit	$14,608		$18,403		$42,160		$50,915
Operating Data:
Motor fuel gallons sold:
Third-party dealers and other commercial customers	119,785		130,959		358,311		371,732
Affiliates	247,578		268,565		729,447		783,715
Total gallons sold	367,363		399,524		1,087,758		1,155,447
Motor fuel gross profit (cents per gallon):
Third-party	4.7	¢	5.2	¢	4.4	¢	5.0	¢
Affiliated	3.0	¢	3.0	¢	3.0	¢	3.0	¢
Volume-weighted average for all gallons	3.6	¢	3.7	¢	3.5	¢	3.6	¢

Three Months Ended September 30, 2013 Compared to Pro Forma Three Months Ended September 30, 2012
Pro Forma Revenue. Total revenue for the third quarter of 2013 was $1.2 billion, an increase of $50.8 million, or 4.6%, from the pro forma third quarter results of 2012. Motor fuel sales to third parties increased $14.5 million, or 3.9%, compared to pro forma third quarter results of 2012, due to an increase in gallons sold to third parties of 11.2 million, or 9.3%, partially offset by a 4.9% decrease in the wholesale selling price per gallon of motor fuel. Pro forma motor fuel sales to affiliates increased $34.2 million, or 4.6%, from the pro forma third quarter results of 2012, due to an increase in gallons sold to affiliates of 21.0 million gallons, or 8.5%, partly offset by a 3.6% decrease in the selling price of fuel. Rental revenue was $2.8 million, an increase of 236.9% from the same pro forma period last year. Most of the increase was due to rent income from SUSS in the purchase and leaseback of 30 Stripes stores since the IPO.
Pro Forma Cost of Sales and Gross Profit. Motor fuel gross profit from third-party sales for the third quarter of 2013 was $6.8 million, an increase of $1.2 million, or 20.4%, over the pro forma third quarter results of 2012. This increase can be attributed to the 10.2% increase in third-party motor fuel gross profit cents per gallon, which increased from 4.7 to 5.2 cents per gallon period to period and a 9.3% increase in third party gallons sold. The sales price of motor fuel sold to third parties decreased by 15.2 cents per gallon, while the cost of fuel decreased 15.7 cents per gallon resulting in a 0.5 cent per gallon increase in gross profit. Motor fuel gross profit from sales to affiliates for the third quarter of 2013 were $8.1 million, a 9.0% increase over the pro forma third quarter results of 2012. The increase was mostly due to an 8.5% increase in gallons sold to affiliates. Cost of sales per gallon increased commensurate with revenue per gallon, which resulted in a 3.0 cents per gallon fuel gross profit for both third quarter 2012 (on a pro forma basis) and third quarter 2013. Gross profit from rental income during the third quarter of 2013 was $2.8 million, an increase of $2.0 million over the prior year period, related to the new properties we purchased and are leasing to affiliated and third-party customers.

Nine Months Ended September 30, 2013 Compared to Pro Forma Nine Months Ended September 30, 2012
Pro Forma Revenue. Total revenue for the first nine months of 2013 was $3.4 billion, an increase of $86.0 million, or 2.6%, from the pro forma first nine months results of 2012. Motor fuel sales to third parties increased $0.6 million, or 0.1%, compared to pro forma first nine months results of 2012. Pro forma motor fuel sales to affiliates increased $81.0 million, or 3.7%, from the pro forma first nine months results of 2012, due to an increase in gallons sold to affiliates of 54.3 million gallons, or 7.4%, partly offset by a 3.5% decrease in the selling price of fuel. Rental revenue was $6.7 million, an increase of 167.2% from the same pro forma period last year. Most of the increase was due to rent income from SUSS in the purchase and leaseback of 30 Stripes stores since the IPO.
Pro Forma Cost of Sales and Gross Profit. Motor fuel gross profit from third-party sales for the first nine months of 2013 was $18.7 million, an increase of $3.0 million, or 19.1%, over the pro forma first nine months results of 2012. This increase can be attributed to the 14.8% increase in third-party motor fuel gross profit cents per gallon, which increased from 4.4 to 5.0 cents per gallon period to period and a 3.7% increase in third party gallons sold. The sales price of motor fuel sold to third parties decreased by 10.9 cents per gallon, while the cost of fuel decreased 11.5 cents per gallon resulting in a 0.6 cent per gallon increase in gross profit. Motor fuel gross profit from sales to affiliates for the first nine months of 2013 were $23.5 million, a 7.2% increase over the pro forma first nine months results of 2012. The increase was mostly due to a 7.4% increase in gallons sold to affiliates. Cost of sales per gallon increased commensurate with revenue per gallon, which resulted in a 3.0 cents per gallon fuel gross profit for both first nine months 2012 (on a pro forma basis) and first nine months 2013. Gross profit from rental income during the first nine months of 2013 was $6.7 million, an increase of $4.2 million over the prior year period, related to the new properties we purchased and are leasing to affiliated and third-party customers.

Liquidity and Capital Resources
Liquidity. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to make distributions. Historically, our Predecessor's operations were financed as part of SUSS' integrated operations and our Predecessor did not record any significant costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows to satisfy its capital expenditure requirements. We expect our ongoing sources of liquidity to include cash generated from operations, liquidation of our marketable securities, borrowings under our revolving credit facility and the issuance of additional partnership units as appropriate given market conditions. We will sell our marketable securities over time to fund our capital expenditures. Immediately prior to selling such securities, we will repay an equal amount of term loan borrowings with borrowings under our revolving credit facility. As a result, our marketable securities provide us with the ability to fund capital expenditures without increasing the net amount of our outstanding borrowings. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs.
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
We had $6.8 million and $17.9 million of cash and cash equivalents on hand as of December 31, 2012 and September 30, 2013 respectively, all of which were unrestricted.
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
Cash flows from operations were $25.9 million and $48.9 million for the first nine months of 2012 and 2013, respectively. Changes in our Predecessor's cash flows from operations were primarily driven by increases in accounts receivable and accounts payable which were impacted by increasing motor fuel prices and costs along with operating performance. Following the IPO, increases in accounts receivable from affiliates and accounts payable were a result of the Partnership building these account balances as it commenced operations. In addition, we purchased additional fuel inventory during 2013. We also began receiving a gross profit mark-up on affiliated sales subsequent to our IPO, which we did not receive for the period ending September 24, 2012.
Capital Expenditures. Capital expenditures, including purchase of intangibles but before any asset dispositions, were $9.9 million and $101.8 million for the nine months ended September 30, 2012 and September 30, 2013, respectively. Our capital spending program is focused on expanding our wholesale distribution network and maintaining our owned properties and equipment. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new sites and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.
Subsequent to our IPO, our capital expenditures no longer include the acquisition, replacement and maintenance of certain transportation, fuel and other equipment and facilities that were not contributed to us, but historically required capital expenditures by our Predecessor. Capital expenditures for the first nine months of 2013 were $101.8 million, which includes $101.3 million in expansion capital, of which $92.0 million relates to the sale and leaseback transactions with SUSS, and $0.5 million in maintenance capital.
Other Investing Activities. During the nine months of 2013, we financed the $92.0 million purchase of 22 retail stores from SUSS including an additional $6.9 million of final cost true-up adjustments on previously purchased stores with proceeds from liquidating a portion of our marketable securities. The marketable securities serve as collateral for the SUSP Term Loan.
Cash Flows from Financing Activities. During the first nine months of 2013, we borrowed $110.3 million on the SUSP Revolver which was used to repay the SUSP Term Loan. Additionally, we repaid $3.1 million on the SUSP Revolver. As of September 30, 2013, the balance outstanding of the SUSP Term Loan was $37.9 million, which was fully collateralized by marketable securities. There were $142.8 million outstanding borrowings under the SUSP Revolver and $10.0 million in standby letters of credit at the end of the quarter. The unused availability on the SUSP Revolver at September 30, 2013 was $97.2 million. We were in compliance with all covenants.
We intend to pay at least a minimum quarterly distribution of $0.4375 per common unit and subordinated unit per quarter, which equates to approximately $9.6 million per quarter, or $38.4 million per year, based on the number of common and subordinated units currently outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution. During the nine months of 2013, we paid the fourth quarter 2012 and the first and second quarter of 2013 distributions totaling $29.1 million. On November 4, 2013, we declared a quarterly distribution totaling $10.3 million, based on the results for the three months ended September 30, 2013, or $0.4687 per unit. The distribution will be paid on November 29, 2013 to unitholders of record on November 19, 2013.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. The future maturities of our debt have changed since our annual report. As of September 30, 2013, we have $142.8 million borrowed on the SUSP Revolver compared to $35.6 million borrowed at December 31, 2012. The SUSP Revolver matures 2017. The outstanding balance on our term loan as of September 30, 2013 was $37.9 million compared to $148.2 million as of December 31, 2012. The term loan matures 2015. See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	September 30, 2013
	Fee	Leased
Operating sites:
Wholesale dealer and consignment sites	46	12
Stripes locations	30	—
Total	76	12

Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited financial and operating data for each of the last eleven quarters during 2011, 2012 and 2013. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2011								2012 (a)								2013
	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR		2nd QTR		3rd QTR
	Predecessor								Predecessor
	(dollars and gallons in thousands)
Motor fuel sales	$848,719		$1,008,380		$987,738		$962,094		$1,069,244		$1,083,470		$1,106,118		$1,005,948		$1,078,231		$1,114,622		$1,159,665
Rental and other income	3,011		2,966		4,125		3,345		3,409		3,041		3,499		2,611		2,928		3,483		4,051
Total revenue	851,730		1,011,346		991,863		965,439		1,072,653		1,086,511		1,109,617		1,008,559		1,081,159		1,118,105		1,163,716

Motor fuel gross profit	6,217		9,841		7,720		7,439		7,112		11,570		9,799		12,591		13,215		14,012		14,903
Other gross profit	2,617		2,348		3,816		3,025		2,771		2,610		3,029		2,020		2,341		2,944		3,500
Total gross profit	8,834		12,189		11,536		10,464		9,883		14,180		12,828		14,611		15,556		16,956		18,403

Income from operations	3,006		5,600		5,002		3,353		2,734		5,897		5,469		9,312		8,979		10,530		10,663

Net income	$1,861		$3,527		$3,136		$2,074		$1,674		$3,703		$3,617		$8,576		$8,227		$9,680		$9,597

Limited partners interest in net income subsequent to IPO:													$574		$8,576		$8,227		$9,680		$9,597
Net income per limited Partner unit: (b)
Common- basic													$0.03		$0.39		$0.38		$0.44		$0.44
Common - diluted													$0.03		$0.39		$0.38		$0.44		$0.43
Subordinated (basic and diluted)													$0.03		$0.39		$0.38		$0.44		$0.44

Fuel gallons	311,098		322,641		330,903		347,768		351,368		369,027		367,362		362,189		366,882		389,041		399,524
Motor fuel margin - third party (c)	5.1	¢	7.7	¢	5.9	¢	5.2	¢	5.0	¢	7.5	¢	6.3	¢	4.5	¢	5.0	¢	4.9	¢	5.2	¢
Motor fuel margin - affiliated (d)													3.0	¢	3.0	¢	3.0	¢	3.0	¢	3.0	¢

(a)
The information presented includes the results of operations of Predecessor for periods presented through September 24, 2012 and of SUSP for the period beginning September 25, 2012, the date SUSP commenced operations.

(b)	Net income per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to September 25, 2012.

(c)	Excludes the impact of motor fuel sold to affiliates.

(d)	Prior to September 25, 2012 there was no mark-up on gallons sold to affiliates. This only includes mark-up on gallon sold after September 24, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $250.0 million revolving credit facility, of which $142.8 million was outstanding at September 30, 2013, and a $37.9 million term loan which bear interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2013, would be to change interest expense by approximately $1.8 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the nine months of 2012 or 2013.
We have also periodically purchased motor fuel in bulk and held in inventory or transported it to West Texas or Houston via pipeline. We hedge a substantial portion of this inventory risk through the use of fuel futures contracts which were matched in quantity and timing to the anticipated usage of the inventory. We had 49 positions representing 2.1 million gallons with a negative fair value of $79,700 outstanding at December 31, 2012, and 317 positions representing 11.9 million gallons with a negative fair value of $459,000 outstanding at September 30, 2013. We began periodically buying bulk fuel and hedging the inventory risk in January 2013. For more information on our hedging activity, see Note 8 in the accompanying Notes to Consolidated Financial Statements.

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
Our first Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2013, we issued 64,872 common units representing limited partner interests to an affiliate of SUSS in consideration for the GFI Contribution, as described in Note 1 to the Consolidated Financial Statements in this report. The GFI Contribution did not involve any public offering or solicitation, and the common units were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

SUSSER PETROLEUM PARTNERS LP
	By	Susser Petroleum Partners GP LLC, its general partner
Date: November 8, 2013	By	/s/ Mary E. Sullivan
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