Form 10-K
period 2013-12-31
Susser Petroleum Partners LP
filed 2014-03-14
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

At June 30, 2013, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $306.0 million based upon the closing price of its common units on the New York Stock Exchange.

The registrant had 11,020,764 common units representing limited partner interests and 10,939,436 subordinated units representing limited partner interests outstanding at March 7, 2014.

Documents Incorporated by Reference: None

SUSSER PETROLEUM PARTNERS LP
ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.    Business

General

We are a growth-oriented Delaware limited partnership formed in June 2012 by Susser Holdings Corporation, ("SUSS") and its wholly owned subsidiary, Susser Petroleum Partners GP LLC (our "general partner"), to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. In September 2012, we completed our initial public offering (the “IPO”) and our common units representing limited partner interests now trade on the New York Stock Exchange under the symbol “SUSP.” Prior to completion of the IPO, our operations were conducted by Susser Petroleum Company LLC (our “Predecessor”). For the year ended December 31, 2013, we distributed 1.1 billion gallons of motor fuel to Stripes® convenience stores and SUSS consignment locations and 517.8 million gallons of motor fuel to other third-party customers. We believe we are one of the largest independent motor fuel distributors by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States. We also receive rental income from real estate that we lease or sublease.

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

References in this annual report to “Partnership,” “SUSP,” “we,” “us” and “our” refer to Susser Petroleum Partners LP, our predecessors and our consolidated subsidiaries, as applicable and appropriate.

Our Relationship with Susser Holdings Corporation
One of our principal strengths is our relationship with SUSS. SUSS operated approximately 580 retail convenience stores under its proprietary Stripes® brand, primarily in growing Texas markets, as of the end of 2013. Stripes is a leading independent operator of convenience stores in Texas, based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us.
The Susser family entered the motor fuel retailing and distribution business in the 1930's. Sam L. Susser, Chairman of the Board, President and Chief Executive Officer of SUSS, joined SUSS in 1988, when it operated five retail stores and had revenues of $8.4 million. SUSS has demonstrated a strong track record of internal growth and the ability to successfully integrate acquisitions into its operations, completing 14 multi-unit acquisitions consisting of both retail stores and wholesale distribution contracts since 1988. In addition, SUSS constructed approximately 170 large‑format convenience stores from January 2000 through December 31, 2013, and intends to construct 27 to 33 stores during 2014. SUSS has also developed Laredo Taco Company®, a proprietary in-house restaurant concept, and implemented it in 362 Stripes® convenience stores, and intends to implement it in all newly constructed Stripes® convenience stores. Shares of SUSS' common stock are listed on the New York Stock Exchange under the ticker symbol "SUSS".
Commercial Agreements

Two long-term, fee-based commercial agreements with SUSS were contributed to us in connection with the IPO. These commercial agreements with SUSS consist of:

•
A fuel distribution agreement (the “SUSS Distribution Contract”), pursuant to which we are the exclusive distributor of motor fuel to SUSS' existing Stripes® convenience stores and independently operated consignment locations, and to all future sites purchased by the Partnership pursuant to the sale and leaseback option under the Omnibus Agreement. Under the SUSS Distribution Contract, motor fuel is purchased from us at cost, including tax and transportation costs, plus a fixed profit margin of three cents per gallon, for a period of ten years. In addition, all future motor fuel volumes purchased by SUSS for its own account will be added to the SUSS Distribution Contract pursuant to the terms of our Omnibus Agreement; and

•
A Transportation Contract (the “SUSS Transportation Contract”), pursuant to which SUSS arranges for motor fuel to be delivered from our suppliers to our customers at rates consistent with those charged to third parties for the delivery of motor fuel, with the cost being entirely passed along to our customers, including SUSS.

Omnibus Agreement

In addition to the above commercial agreements, we also entered into an Omnibus Agreement with SUSS in connection with the IPO. Pursuant to the Omnibus Agreement, among other things, the Partnership received a three-year option to purchase from SUSS up to 75 of SUSS' new or recently constructed Stripes® convenience stores at SUSS' cost and lease the stores back to SUSS at a specified rate for a 15-year initial term, and the Partnership will be the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. The Partnership also received a ten-year right to participate in acquisition opportunities with SUSS, to the extent the Partnership and SUSS are able to reach an agreement on terms, and the exclusive right to distribute all motor fuel SUSS purchases for its own account which would generally include all of SUSS' newly constructed convenience stores and independently operated consignment locations. In addition, the Partnership agreed to reimburse the general partner and its affiliates for the costs incurred in managing and operating the Partnership. The Ombinus Agreement also provides for certain indemnification obligations between SUSS and SUSP.

For more information regarding the commercial agreements and the Omnibus Agreement, please read ''Item 13. Certain Relationships, Related Transactions and Director Independence.”

Our Business and Operations
We are a wholesale distributor of motor fuels and other petroleum products, and we lease or sublease to SUSS, third-party dealers, and independent operators of consignment locations, real estate used primarily in the retail distribution of motor fuels. We do not operate or intend to operate any retail convenience stores.
Wholesale Motor Fuel Distribution
We purchase motor fuel from refiners and distribute it throughout Texas and in New Mexico, Oklahoma and Louisiana to (i) Stripes® convenience stores; (ii) SUSS' independently operated consignment locations; (iii) convenience stores and retail fuel outlets operated by third parties and (iv) other commercial customers. Subsequent to our IPO, we classify sales to SUSS for its Stripes® stores and consignment locations as affiliated sales. Prior to our IPO, our Predecessor supplied the SUSS consignment locations directly and therefore these sales were included in third-party sales. The following table highlights our total motor fuel gallons sold during each of the last five fiscal years (gallons in thousands):

	Year Ended December 31,
	2009	2010	2011	2012 (1)	2013
Customer Group
Affiliates	707,106	739,104	789,578	889,755	1,053,259
Third‑party dealers and other commercial customers	494,821	494,209	522,832	560,191	517,775
Total	1,201,927	1,233,313	1,312,410	1,449,946	1,571,034
________________
(1) SUSS consignment gallons are included in "Third-party dealers and other commercial customers" prior to September 25, 2012 and are included in "Affiliates" beginning September 25, 2012.

The following table highlights the number of locations to which we distributed fuel on a contract basis as of the end of the year, by principal customer group:

	Year Ended December 31,
	2009	2010	2011	2012 (1)	2013
Customer Group
Affiliates	526	526	541	648	662
Third‑party contracted dealer locations	390	431	565	490	504
Total	916	957	1,106	1,138	1,166
________________
(1) SUSS consignment locations are included in "Third-party contracted dealer locations" prior to September 25, 2012 and are included in "Affiliates" beginning September 25, 2012.

Sales to Affiliates
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
As of December 31, 2013, SUSS operated 580 Stripes® convenience stores, 533 of which were in Texas, 29 of which were in New Mexico, and 18 of which were in Oklahoma. As of December 31, 2013, 575 Stripes® convenience stores that sell fuel were supplied by us, predominately at a fixed profit margin of three cents per gallon. Approximately 86% of the Stripes® convenience stores are open 24 hours a day, 365 days a year. SUSS has built approximately 170 Stripes® convenience stores since January 1, 2000 through December 31, 2013. These new stores, which for the last five years average approximately 6,000 square feet, are built on large lots with much larger motor fueling and parking facilities as compared to older stores and many of SUSS' competitors' stores. According to a report of 2012 industry data issued by the National Association of Convenience Stores, the average size of new stores in the U.S. was 4,233 square feet in urban areas, and 5,722 square feet in rural areas. The average size of existing stores in the industry is 2,811 square feet.
As of December 31, 2013, SUSS had consignment arrangements with independent operators at 87 locations, all of which we charge a fixed profit margin of three cents per gallon. At these consignment locations, SUSS provides and controls motor fuel inventory and price at the site and receives the actual retail selling price for each gallon sold, less a commission paid to the independent operators.
Sales to Contracted Third Parties
As of December 31, 2013, we distributed fuel under long-term contracts to 492 convenience stores operated by third parties. No single third party dealer is material to our business. Under our distribution contracts with third parties, we agree to distribute a particular brand of, or unbranded, motor fuel to a location or group of locations and arrange for all transportation and logistics. We typically receive a fee per gallon equal to the posted purchase price at the fuel supply terminal, plus transportation costs, taxes and a fixed, volume‑based fee, which is usually expressed in cents per gallon. The initial term of most dealer distribution contracts is ten years, and as of December 31, 2013, our dealer distribution contracts had an average remaining life of five years. These dealer distribution agreements require, among other things, that dealers maintain the standards established by the applicable fuel brand, if any.
As of December 31, 2013, we distributed fuel under consignment arrangements at 12 locations. Under these arrangements we provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent operators.
We continually seek to expand our dealer distribution network through additions of new dealers and consignment locations and through acquisitions of contracts for existing independently operated sites from other distributors. We evaluate potential independent site operators based on their creditworthiness and the quality of their site and operations, including the site's size and location, projected monthly volumes of motor fuel, monthly merchandise sales, overall financial performance and previous operating experience. We may extend credit to certain dealers based on our credit evaluation process.
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
Sales to Other Commercial Customers
We also distribute unbranded fuel to numerous other customers, including convenience stores, unattended fueling facilities and certain other commercial customers. These distribution arrangements totaled approximately 203 million gallons during 2013. These customers are primarily commercial, governmental and other parties who buy motor fuel by the load or in bulk and who do not generally enter exclusive contractual relationships with us, if they enter into a contractual relationship with us at all. Sales to these customers are typically made at a quoted price based upon our cost plus taxes, cost of transportation and a margin determined by us at time of sale, and may provide for immediate payment or the extension of credit for up to 30 days. We also sell propane, lube oil and other petroleum products to our commercial customers on both a spot and contracted basis.
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
During 2012 and 2013, Valero supplied approximately 35% and Chevron supplied approximately 20%, respectively, of our consolidated motor fuel purchases. Our supply agreement with Valero expires in July 2018. We have been a distributor for Chevron since 1996 and our current contract with Chevron expires in August 2014. We would not expect any significant obstacles to renewing these contracts at the end of their terms. We purchase motor fuel at the supplier's applicable price at the terminal, which typically changes daily. Our supply agreements with other suppliers generally have an initial term of three years. In addition, each supply agreement typically contains provisions relating to payment terms, use of the supplier's brand names, credit card processing, compliance with supplier's requirements, insurance coverage and compliance with legal and environmental requirements, among others. As is typical in the industry, our suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency. Generally, our supply agreements have provisions that obligate the supplier to sell up to an agreed upon number of gallons, subject to certain limitations. Any amount in excess of that agreed upon amount is subject to availability. Due to the large volumes of motor fuel we purchase, we may receive volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such branding incentive payments be repaid to the supplier in the event that the sites are closed or rebranded within a stated number of years.
We have historically received early payment and volume‑related discounts from our suppliers, although there is no guarantee that we will continue to receive these discounts in the future. Please read “Risk Factors-Risks Related to Our Business". Certain of our contracts with suppliers currently have early payment and volume‑related discounts which reduce the price we pay for motor fuel that we purchase from them. If we are unable to renew these contracts on similar terms, our gross profit will decrease.
Bulk Fuel Purchases
We may periodically purchase motor fuel in bulk and hold it in inventory or transport it via pipeline, in which case we may mitigate the inventory risk through the use of commodity futures contracts or other derivative instruments which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations. In certain instances, we blend in various additives including ethanol and bio-mass based diesel. During 2011, 2012 and 2013, bulk fuel purchases represented approximately 5% to 12% of our total gallons purchased.

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
Real Estate and Lease Arrangements
As of December 31, 2013, we owned 79 locations, including 33 Stripes® locations purchased pursuant to our sale and leaseback option under the Omnibus Agreement, and leased 12 additional locations, most of which are in Texas, and all of which we rent or sublease to third parties. We collect rent from the lessees pursuant to lease agreements with them. Our leases typically have a term of five to 15 years and as of December 31, 2013, the average remaining lease term for our current lease agreements was approximately seven years.
Growth Opportunities in Rental Income from SUSS
Pursuant to the Omnibus Agreement, we have the option to enter into sale and leaseback transactions with SUSS for up to 75 Stripes® convenience stores. As of December 31, 2013, through our wholly owned subsidiary, Susser Petroleum Property Company LLC ("PropCo"), we had completed sale and leaseback transactions with SUSS on 33 locations. The annualized rental income from the 33 properties is $10.7 million. We intend to pursue additional sale and leaseback transactions with SUSS in the future, which we believe will help promote SUSS' organic growth strategy while providing us with additional cash flows from rent and the wholesale distribution of fuel.
SUSS' organic growth plans call for the opening of 27 to 33 newly constructed stores in 2014 in addition to the 29 newly constructed stores SUSS opened in 2013. SUSS currently owns sufficient properties for a large portion of the stores scheduled to be built in 2014, and is continuously evaluating new properties within or contiguous to its existing Stripes® market areas. SUSS currently expects to sell 25 to 33 of its newly constructed stores to us during 2014.

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
Environmental Reserves
As of December 31, 2013, we had no reserves for environmental matters and had no known liabilities for sites we own. Our Omnibus Agreement with SUSS provides that SUSS must indemnify us for costs that we incur for environmental liabilities and third-party claims that are based on environmental conditions in existence at the contributed properties prior to the IPO. The indemnity expires September 2015.

Underground Storage Tanks
We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency (“EPA”) has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We believe we are in compliance in all material respects with requirements applicable to our underground storage tanks.
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
Our Employees
We are managed and operated by the board of directors and executive officers of our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by SUSS and its affiliates. Our general partner and its affiliates have approximately 170 employees performing services for our operations, and appropriate costs are allocated to us. We believe that our general partner and its affiliates have a satisfactory relationship with those employees. None of these employees are subject to collective bargaining agreements. Beginning January 2014, as an employer with more than 50 employees, SUSS is subject to a system of mandated health insurance, which will increase our operating expenses. Information concerning the executive officers of our general partner is contained in "Item 10. Executive Officers and Directors of our General Partner."
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
For the year ended December 31, 2013, SUSS accounted for approximately 66% of our revenues, 45% of our gross profit and 67% of our motor fuel volumes sold. We are subject to the risk of nonpayment or nonperformance by SUSS under the SUSS Distribution Contract. Furthermore, the SUSS Distribution Contract does not impose any minimum volume obligations on SUSS and SUSS will have a limited ability to remove Stripes® convenience stores from the SUSS Distribution Contract. If SUSS changes its business strategy or significantly reduces the volume of motor fuel it purchases for its Stripes® convenience stores and independently operated consignment locations, our cash flows will be adversely impacted. Any event, whether in our areas of operation or otherwise, that materially and adversely affects SUSS' financial condition, results of operation or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of SUSS, some which are related to the following:

•	competitive pressures from convenience stores, gasoline stations, and non-traditional fuel retailers such as supermarkets, club stores and mass merchants located in SUSS' markets;

•	volatility in prices for motor fuel, which could adversely impact consumer demand for motor fuel;

•	increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency;

•	seasonal trends in the convenience store industry, which significantly impact SUSS' motor fuel sales;

•	the impact of severe or unfavorable weather conditions on SUSS' facilities or communications networks, or on consumer behavior, travel and convenience store traffic patterns;

•	cross‑border risks associated with the concentration of SUSS' stores in markets bordering Mexico;

•	SUSS' dependence on information technology systems;

•	SUSS' ability to build or acquire and successfully integrate new stores;

•	the operation of SUSS' retail stores in close proximity to stores of our other customers; and

•	risks relating to SUSS' dependence on us for cash flow generation.
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
We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.4375 per unit, or $1.75 per unit per year, which will require us to have available cash of approximately $9.6 million per quarter, or $38.4 million per year, based on the number of common and subordinated units currently outstanding. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on a number of factors, some of which are beyond our control, including, among other things:

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
We receive rental income from 58 properties that we currently lease or sublease to third parties, and 33 Stripes® locations. Our lessees have no obligation to renew their contracts. Our third‑party rental contracts typically have an initial term of five to ten years, and, as of December 31, 2013, had an average remaining life of seven years.
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
Certain of our contracts with suppliers currently have early payment and volume‑related discounts based on the timing of our payment and the market price of the fuel and volumes that we purchase. During the year ended December 31, 2013 we received early payment and volume‑related discounts on approximately 41% of all motor fuel volumes purchased. If we were to be unable to qualify for these discounts, or unable to renew these contracts on similar terms, our gross profit would decrease, which could, in turn, reduce our cash available for distribution to our unitholders.
We currently depend on two principal suppliers for the majority of our motor fuel. A failure by a principal supplier to renew our supply agreement, a disruption in supply or an unexpected change in our supplier relationships could have a material adverse effect on our business.
For fiscal 2013, Valero supplied approximately 35% and Chevron supplied approximately 20% of our consolidated motor fuel purchases. Our supply agreement with Valero expires in July 2018 and our supply agreement with Chevron expires in August 2014. If Valero or Chevron elects not to renew their contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from them on similar terms or at all. Furthermore, a disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business, results of operation and cash available for distribution to our unitholders.
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
We had $186.2 million of debt outstanding as of December 31, 2013, of which $26 million was secured by marketable securities. We have the ability to incur additional debt under our revolving credit facility. The level of our future indebtedness could have important consequences to us, including:

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
Increases in interest rates could reduce the amount of cash we have available for distributions as well as the relative value of those distributions to yield-oriented investors, which could cause a decline in the market value of our common units.
Approximately $182.1 million of our outstanding indebtedness as of December 31, 2013 bears interest at variable interest rates. Should those rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives--such as United States treasury securities--could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price of our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
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
The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions or positions would be exempt from these position limits. The financial reform legislation may also require compliance with margin requirements and with certain clearing and trade‑execution requirements in connection with certain derivative activities, although the application of those provisions is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.
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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In addition to the information presented under "Item 1. Business - Our Business and Properties," the following table provides summary information of our owned and leased real property as of December 31, 2013, inclusive of executed renewal options:

		Leased Locations by Expirations
	Owned	0-5 Years	6-10 Years	11-15 Years	16 + Years	Total
Wholesale dealer and consignment sites	46	—	9	3	—	58
Stripes locations	33	—	—	—	—	33
Total	79	0	9	3	0	91

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

Part II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units began trading on the NYSE under the symbol "SUSP" on September 20, 2012. Prior to that time, there was no public market for our securities. As of December 31, 2013, SUSS owned 79,308 common units and 10,939,436 subordinated units, which together constitute a 50.2% ownership interest in us. As of December 31, 2013, 10,936,352 common units are owned by the public. There are three record holders of our outstanding common units as of March 7, 2014.

The following table sets forth the range of the high and low closing prices of our common units and cash distributions to common unitholders for the period from September 20, 2012, the date our shares began trading.

	Sales Price per Common Unit		Quarterly Cash Distribution per Unit
	High	Low		Distribution Date	Record Date
Quarter Ended
December 31, 2013	$36.66	$30.05	$0.4851	February 28, 2014	February 18, 2014
September 30, 2013	$32.84	$28.64	$0.4687	November 29, 2013	November 19, 2013
June 30, 2013	$32.78	$26.80	$0.4528	August 29, 2013	August 19, 2013
March 31, 2013	$33.41	$25.42	$0.4375	May 30, 2013	May 20, 2013
December 31, 2012	$26.34	$23.09	$0.4375	March 1, 2013	February 19, 2013
September 30, 2012 (1)	$24.10	$22.52	$0.0285	November 29, 2012	November 19, 2012
(1) Sales price per common unit from September 20, 2012, the commencement date of trading. Quarterly cash distribution per unit was prorated for the six days of operation from September 25, 2012 to September 30, 2012.

Distributions of Available Cash
General

Our partnership agreement requires that within 60 days after the end of each quarter, beginning with the quarter ended September 30, 2012, we distribute our available cash to unitholders of record on the applicable record date. The distribution for the quarter ended September 30, 2012 was adjusted for the number of days beginning with the completion of the IPO.

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

Quarterly Distributions

We intend to make a cash distribution to the holders of our common units and subordinated units on a quarterly basis to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including payments to our general partner and its affiliates. However, there is no guarantee that we will pay the minimum quarterly distribution, as described below, on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

Incentive Distribution Rights

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and SUSS (in its capacity as the holder of our incentive distribution rights or IDRs) based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of SUSS and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our unitholders and SUSS for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for SUSS assume that there are no arrearages on common units and that SUSS continues to own all of the IDRs.

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

Item 6. Selected Financial Data

The following table shows selected historical financial data of our Predecessor and the Partnership for the periods and as of the dates indicated. The selected consolidated financial data as of December 31, 2010 and 2011 and for the years ended December 31, 2009, 2010 and 2011 are derived from the audited consolidated financial statements of our Predecessor. The selected financial data as of December 31, 2009 is derived from the unaudited consolidated financial statements of our Predecessor. The selected historical financial data for the year ended December 31, 2012 includes the combined results of our Predecessor through September 24, 2012 and the Partnership for the period from September 25, 2012 through December 31, 2012, all derived from the Partnership's 2012 audited financial statements. The selected historical financial data as of and for the year ended December 31, 2013 is derived from the Partnership's 2013 audited financial statements.

Our assets have historically been a part of the integrated operations of SUSS, and our Predecessor distributed motor fuel and other petroleum products to SUSS without any profit margin. Accordingly, the gross profit in our Predecessor's historical consolidated financial statements relate only to gross profit received from third parties for our wholesale distribution services. In addition, our Predecessor's results of operations included results from consignment contracts retained by SUSS. At these consignment locations, our Predecessor provided and controlled motor fuel inventory and retail price at the site and received the actual retail selling price for each gallon sold, less a commission paid to the independent operator of the location, instead of the fixed profit margin per gallon that we receive for fuel supplied to SUSS for existing consignment locations. For this reason, as well as the other factors described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” our results of operations subsequent to September 25, 2012, are not comparable to our Predecessor's historical results of operations.

	Predecessor Historical
	Year Ended December 31,
	2009	2010	2011	2012 (1)	2013
	(in thousands, except per unit data)
Statement of Income Data:
Revenues:
Motor fuel sales to third parties (3)	$918,247	$1,139,960	$1,603,745	$1,738,096	$1,502,786
Motor fuel sales to affiliates	1,205,890	1,578,653	2,257,788	2,570,757	2,974,122
Rental income	4,245	5,351	5,467	5,045	10,060
Other income	7,462	5,515	7,980	7,514	5,611
Total revenues (3)	2,135,844	2,729,479	3,874,980	4,321,412	4,492,579
Gross profit:
Motor fuel sales to third parties	20,584	26,065	31,217	33,292	26,307
Motor fuel sales to affiliates	—	—	—	7,781	31,597
Rental income	4,245	5,351	5,467	5,045	10,060
Other	7,501	4,683	6,339	5,384	3,000
Total gross profit	32,330	36,099	43,023	51,502	70,964
Operating expenses:
Selling, general and administrative	13,899	16,506	19,751	20,718	21,015
Loss (gain) on disposal of assets	(6)	86	221	341	324
Depreciation, amortization and accretion	4,901	4,771	6,090	7,031	8,687
Total operating expenses	18,794	21,363	26,062	28,090	30,026
Income from operations	13,536	14,736	16,961	23,412	40,938
Interest expense, net	191	284	324	809	3,471
Income tax expense	4,831	5,236	6,039	5,033	440
Net income	$8,514	$9,216	$10,598	$17,570	$37,027
Net income per limited partner unit (2)				$0.42	$1.69
Cash distribution per unit (2)				$0.47	$1.84
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$9,833	$17,469	$14,665	$16,488	$50,680
Investing activities	$(11,025)	$(14,308)	$(19,153)	$(190,949)	$6,358
Financing activities	$—	$1,142	$(21)	$180,973	$(55,640)

	Predecessor Historical
	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$446	$4,749	$240	$6,752	$8,150
Property and equipment, net	47,602	35,247	39,049	68,173	180,127
Total assets	192,857	202,587	231,316	355,800	390,084
Total liabilities	96,858	97,372	115,503	277,468	310,391
Total equity	95,999	105,215	115,813	78,332	79,693

(1) Results represent Predecessor activity prior to September 25, 2012, and Partnership activity beginning September 25, 2012.
(2) Calculated based on operations since September 25, 2012, the date of our IPO.
(3) In 2013, we revised our presentation of fuel taxes on motor fuel sales at our consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto of Susser Petroleum Company LLC, our Predecessor.
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

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	SUSS' business strategy and operations and SUSS' conflicts of interest with us;

•	Renewal or renegotiation of our long-term distribution contracts with our customers;

•	Changes in the price of and demand for the motor fuel that we distribute;

•	Our dependence on two principal suppliers;

•	Competition in the wholesale motor fuel distribution industry;

•	Seasonal trends;

•	Our ability to make acquisitions;

•	Environmental, tax and other federal, state and local laws and regulations;

•	Dangers inherent in the storage of motor fuel; and

•	Our reliance on SUSS for transportation services.
For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of March 14, 2014. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
We are a growth-oriented Delaware limited partnership formed by SUSS to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. We closed the initial public offering of our common units on September 25, 2012.
SUSS operated approximately 580 retail convenience stores under its proprietary Stripes® convenience store brand at year-end, primarily in growing Texas markets. Stripes is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us. For the year ended December 31, 2013, we distributed 1.1 billion gallons of motor fuel to Stripes® convenience stores and SUSS' consignment locations, and 517.8 million gallons of motor fuel to other third party customers. We believe we are one of the largest independent motor fuel distributors by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States.
In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas and in Louisiana, New Mexico and Oklahoma to:

•	Stripes® convenience stores, pursuant to the SUSS Distribution Contract;

•	approximately 90 other independently operated consignment locations where SUSS sells motor fuel to retail customers, also pursuant to the SUSS Distribution Contract;

•	approximately 10 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;

•	over 490 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	approximately 1,900 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
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

Regional Trends
The majority of our fuel distribution business is conducted in Texas. The economy in Texas continues to fare better than many other parts of the nation, partly as a result of a relatively stable housing market and strong population growth and job creation. In 2013, Texas led the nation in job growth for the fourth straight year according to the U.S. Bureau of Labor Statistics, and also ranks first in the United States for population growth. We believe the significant expansion of oil and gas development in the Eagle Ford Shale and Permian Basin has resulted in increased motor fuel usage in South and West Texas in particular.
The Texas Comptroller of Public Accounts has reported that gasoline gallons taxed in Texas have grown significantly during the last several decades. From 1989 to 2013, gasoline consumption grew approximately 46% from 8.5 billion gallons to 12.4 billion gallons, or at an approximate 1.6% compound annual growth rate. Taxed gasoline gallons grew by 1.4% from 2012 to 2013. Similarly, diesel gallons taxed in Texas have grown significantly during the last several decades. From 1989 to 2013, diesel consumption grew approximately 150%, from 1.6 billion gallons to 4.0 billion gallons, or at an approximate 3.9% compound annual growth rate. Taxed diesel gallons grew by 1.1% from 2012 to 2013.

Industry Consolidation
We believe that there is considerable opportunity for consolidation in our industry as major integrated oil companies continue to divest sites they own or lease, and independent dealers continue to experience pressure from increased competition from non-traditional fuel suppliers, such as Walmart and grocery store chains. We intend to capitalize on the relationship between our wholesale business and SUSS' complementary retail business by jointly pursuing mixed asset acquisition opportunities with SUSS which may not be attractive to a pure wholesaler or pure retailer. Pursuant to the Omnibus Agreement, we will have a right to negotiate with SUSS to acquire any third‑party distribution contracts and to distribute fuel to any retail stores or consignment locations included in a potential acquisition under consideration by SUSS, other than any retail stores already party to an existing supply agreement. We therefore expect to have the opportunity to participate with SUSS in acquiring convenience store operations and related wholesale distribution businesses through (i) directly purchasing any dealer distribution contracts or other wholesale distribution contracts and assets owned by the acquisition target, (ii) selling additional fuel volumes to convenience stores that SUSS acquires or to SUSS for any acquired consignment locations, and (iii) entering into additional sale and leaseback arrangements with respect to acquired stores. We believe these opportunities will provide for growth in both our fuel volumes and rental income.

In September 2013, SUSS completed the acquisition of Gainesville Fuel, Inc, a wholesale fuel and lubricants business selling approximately 60 million gallons of diesel annually, and subsequently contributed the business to us (the “GFI Contribution”).

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

•
Gross profit per gallon. Gross profit per gallon reflects the gross profit on motor fuel divided by the number of gallons sold, which we typically express in terms of cents per gallon. Historically, sales of motor fuel to SUSS' retail convenience stores have been at cost and therefore, our Predecessor earned profits only on gallons sold to third parties. Pursuant to the SUSS Distribution Contract, we receive a fixed profit margin per gallon on all of the motor fuel we distribute to Stripes® convenience stores and to SUSS' consignment locations. The financial impact of this fee, if it had been generated on our historical volumes sold, is reflected in our discussion of pro forma results of operations later in this section. Our gross profit per gallon varies among our third‑party customers and is impacted by the availability of certain discounts and rebates from our suppliers. Pursuant to the SUSS Transportation Contract, SUSS arranges for motor fuel to be delivered from our suppliers to our customers, with the costs being passed entirely along to our customers. As a result, our cost to purchase fuel and any transp ortation costs that we incur are generally passed through to our customers, and therefore do not have a substantial impact on our gross profit per gallon.

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
Factors Affecting Comparability of our Financial Results
The Partnership's results of operations may not be comparable to the Predecessor's historical results of operations for the reasons described below:
Revenues and Gross Profits. Prior to our IPO, our assets were part of the integrated operations of SUSS, and our Predecessor distributed motor fuel and other petroleum products to SUSS without any profit margin. Accordingly, the revenues and gross profits in our Predecessor's historical consolidated financial statements do not include the profit margin on fuel sold to SUSS. In addition, our Predecessor's results of operations included results from certain consignment contracts that were retained by SUSS following the completion of the IPO and were reflected as third-party for our Predecessor but are now reflected as affiliate for SUSP.
General and Administrative Expenses. Our Predecessor's general and administrative expenses included direct charges for the management of its operations as well as certain expenses allocated from SUSS for general corporate services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. The Partnership continues to incur charges for the management of the operations contributed to the Partnership as well as an allocation for general corporate services. We incur additional incremental general and administrative expenses as a result of being a separate publicly-traded partnership.
Other Operating Expenses and Depreciation, Amortization and Accretion. Our Predecessor's other operating expenses and depreciation, amortization and accretion include direct charges related to certain consignment operations not contributed to the Partnership.
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

	Year Ended
	December 31, 2011		December 31, 2012 (1)		December 31, 2013
	Predecessor
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenues:
Motor fuel sales to third parties (2) (3)	$1,603,745		$1,738,096		$1,502,786
Motor fuel sales to affiliates (2)	2,257,788		2,570,757		2,974,122
Rental income	5,467		5,045		10,060
Other income	7,980		7,514		5,611
Total revenue (3)	$3,874,980		$4,321,412		$4,492,579
Gross profit:
Motor fuel gross profit to third parties (2)	$31,217		$33,292		$26,307
Motor fuel gross profit to affiliates (2)	—		7,781		31,597
Rental income	5,467		5,045		10,060
Other	6,339		5,384		3,000
Total gross profit	$43,023		$51,502		$70,964
Net income	$10,598		$17,570		$37,027
Adjusted EBITDA (4)	$23,979		$31,695		$51,885
Distributable cash flow (4)			$10,457		$47,679
Operating Data:
Total motor fuel gallons sold:
Third-party gallons	522,832		560,191		517,775
Affiliated gallons	789,578		889,755		1,053,259
Average wholesale selling price per gallon	$2.94		$2.97		$2.85
Motor fuel gross profit cents per gallon (2):
Third-party	6.0	¢	5.9	¢	5.1	¢
Affiliated	0.0	¢	0.9	¢	3.0	¢
Volume-weighted average for all gallons	2.4	¢	2.8	¢	3.7	¢

(1)	Results represent Predecessor activity prior to September 25, 2012 and Partnership activity beginning September 25, 2012. See the disaggregated results in the table below.

(2)
For the periods presented prior to September 25, 2012, affiliated sales only include sales to Stripes® convenience stores, for which our Predecessor historically received no margin, and third-party motor fuel sales and gross profit cents per gallon includes the motor fuel sold directly to independently operated consignment locations, as well as sales to third-party dealers and other commercial customers. Following our IPO on September 25, 2012, we sell fuel to SUSS for both Stripes® convenience stores and SUSS' independently operated consignment locations at a fixed profit margin of approximately three cents per gallon. As a result, volumes sold to consignment locations are included in the calculation of third-party motor fuel revenue and gross profit in the historical operating data prior to September 25, 2012, and in the calculation of affiliated motor fuel gross profit cents per gallon in the historical data beginning September 25, 2012.

(3)
In 2013, we revised our presentation of fuel taxes on motor fuel sales at our consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

(4)
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

EBITDA, Adjusted EBITDA and distributable cash flow are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, Adjusted EBITDA and distributable cash flow have limitations as analytical tools, and one should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our total cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our revolving credit facility or term loan;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

	Year Ended
	December 31, 2011	December 31, 2012	December 31, 2013
	Predecessor
	(in thousands)
Net income	$10,598	$17,570	$37,027
Depreciation, amortization and accretion	6,090	7,031	8,687
Interest expense, net	324	809	3,471
Income tax expense	6,039	5,033	440
EBITDA	23,051	30,443	49,625
Non-cash stock-based compensation	707	911	1,936
Loss on disposal of assets and impairment charge	221	341	324
Adjusted EBITDA	$23,979	$31,695	$51,885
Cash interest expense			3,090
State franchise tax expense (cash)			302
Maintenance capital expenditures			814
Distributable cash flow			$47,679

The following table is a summary of our results of operations for the year ended December 31, 2012, disaggregated for the periods preceding and following our IPO:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP
	January 1, 2012 Through September 24, 2012	September 25, 2012 Through December 31, 2012	Year Ended December 31, 2012
	(in thousands)
Revenues:
Motor fuel sales to third parties (a)	$1,381,829	$356,267	$1,738,096
Motor fuel sales to affiliates	1,848,655	722,102	2,570,757
Rental income	4,023	1,022	5,045
Other income	5,764	1,750	7,514
Total revenue (a)	3,240,271	1,081,141	4,321,412
Gross profit:
Motor fuel gross profit to third parties	27,678	5,614	33,292
Motor fuel gross profit to affiliates	6	7,775	7,781
Rental income	4,023	1,022	5,045
Other	4,287	1,097	5,384
Total gross profit	35,994	15,508	51,502
Net income	$8,420	$9,150	$17,570
Adjusted EBITDA (b)	$20,272	$11,423	$31,695
Distributable cash flow (b)		$10,457
(a) In 2013, we revised our presentation of fuel taxes on motor fuel sales at our consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

(b) Reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP
	January 1, 2012 Through September 24, 2012	September 25, 2012 Through December 31, 2012	Year Ended December 31, 2012
	(in thousands)
Net income	$8,420	$9,150	$17,570
Depreciation, amortization and accretion	5,735	1,296	7,031
Interest expense, net	269	540	809
Income tax expense	4,809	224	5,033
EBITDA	19,233	11,210	30,443
Non-cash stock-based compensation	810	101	911
Loss on disposal of assets and impairment charge	229	112	341
Adjusted EBITDA	$20,272	11,423	$31,695
Cash interest expense		439
State franchise tax expense (cash)		71
Maintenance capital expenditures		456
Distributable cash flow		$10,457

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following discussion compares our 2013 to our 2012 results, which consisted of those of our Predecessor prior to the IPO and those of SUSP after the IPO. See "Factors Affecting Comparability of our Financial Results".
Revenue. Total revenue for 2013 was $4.5 billion, an increase of $171.2 million, or 4.0%, from 2012. Motor fuel sales to third parties decreased $235.3 million, or 13.5%. This decrease is primarily related to 2012 consignment motor fuel sales of $270.3 million which, prior to the IPO, were categorized as third-party sales but are now included in affiliated sales. In addition, the wholesale selling price per gallon of motor fuel decreased 6.5%, offset by gallons sold to third parties which increased 8.9%, on a comparable basis. Motor fuel sales to affiliates increased $403.4 million, or 15.7%, from 2012. Of this increase, $263.1 million related to 2013 consignment motor fuel sales that were previously reflected in third party sales for our Predecessor. The remaining increase consisted of an 8.1% increase in gallons sold to affiliates, on a comparable basis, partially offset by a 2.3% decrease in the wholesale selling price of motor fuel. Rental revenue of $10.1 million increased by $5.0 million from last year due to the acquisition and subsequent leaseback of 25 additional convenience store locations in 2013 from SUSS.
Cost of Sales and Gross Profit. Gross profit for 2013 was $71.0 million, an increase of $19.5 million, or 37.8%, over 2012. Gross profit on motor fuel sales to third parties decreased $7.0 million primarily attributable to the shift of consignment sales from third party to affiliated sales, as discussed above. The sales price of motor fuel sold to third parties decreased by 20.0 cents per gallon, while the cost of fuel decreased 19.2 cents per gallon, resulting in a 0.8 cents per gallon decrease in gross profit cents per gallon. Our Predecessor sold motor fuel to affiliates at cost, resulting in no gross profit on motor fuel sales to affiliates for the period from January 1, 2012 through September 24, 2012. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $7.8 million and $31.6 million of gross profit in 2012 and 2013, respectively. Other gross profit of $13.1 million increased by $2.6 million from last year, primarily as a result of additional rental income offset by certain income streams not contributed to us at the IPO.
Total Operating Expenses. For 2013, general and administrative expenses, or G&A expenses, increased by $4.8 million, or 40.0%, from 2012. The increase in G&A expenses was primarily attributable to increased allocation of salaries, bonus and benefits related to annual compensation increases and headcount additions during 2013. A portion of the G&A increase is attributable to a planned $2.0 million annual increase related to new public company expenses. Also included in G&A expense is $1.9 million of non-cash stock compensation expense, an increase of $1.0 million compared to the prior year. Other operating expenses decreased $2.0 million, or 38.5%, due primarily to operating expenses associated with activities not contributed to us in the IPO. Rent expense decreased by $2.5 million from 2012 due to Predecessor leasehold properties not being contributed to us. Depreciation, amortization and accretion expense for 2013 of $8.7 million was up $1.7 million, or 23.6%, from 2012 due to depreciation and amortization on additional capital investments, including acquisitions in 2013, recently constructed assets being placed into service and the stores purchased and leased back to SUSS.
Income Tax Expense. For 2013, income tax expense decreased $4.6 million from 2012. The effective tax rate for 2012 was 22.3% compared to 1.2% for 2013. For 2012, taxes consist of state and federal income taxes of the Predecessor prior to the IPO, but since SUSP is a pass-through entity and is not subject to income tax, activity post IPO only reflects Texas franchise tax and the income tax expense of PropCo.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following discussion compares the 2012 results of SUSP, which consisted of those of our Predecessor prior to the IPO and those of SUSP after the IPO, to the 2011 results, which consisted of those of our Predecessor. See “Factors Affecting Comparability of our Financial Results.”
Revenue. Total revenue for 2012 was $4.3 billion, an increase of $446.4 million, or 11.5%, from 2011. Motor fuel sales to third parties increased $134.4 million, or 8.4%. Of this increase, $19.8 million was driven by a 1.1% increase in the wholesale selling price per gallon of motor fuel, and $114.6 million was due to a 7.1% increase in gallons sold to third parties. Motor fuel sales to affiliates increased $313.0 million, or 13.9%, from 2011. This increase consisted of $286.5 million increase resulting from a 12.7% increase in gallons sold to affiliates and an increase of $26.5 million related to a 1.0% increase in the wholesale selling price of motor fuel.
Cost of Sales and Gross Profit. Gross profit for 2012 was $51.5 million, an increase of $8.5 million, or 19.7%, over 2011. Gross profit on motor fuel sales to third parties increased $2.1 million primarily attributable to the 7.1% increase in gallons sold to third parties. The sales price of motor fuel sold to third parties increased by 3.5 cents per gallon, while the cost of fuel increased 3.6 cents per gallon, resulting in a negligible decrease in gross profit cents per gallon. For our Predecessor, motor fuel was sold to affiliates at cost, resulting in no gross profit on motor fuel sales to affiliates for all of 2011 and the period from January 1, 2012 through September 24, 2012. Gross profit from motor fuel sold to affiliates at a fixed three cent profit margin following the IPO from September 25, 2012, was $7.8 million.
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
Income Tax Expense. For 2012, income tax expense decreased $1.0 million from 2011. The effective tax rate for 2011 was 36.3% compared to 22.3% for 2012. Income taxes for 2011 reflect state and federal income taxes of our Predecessor for the entire year. For 2012, taxes consist of state and federal income taxes of our Predecessor prior to the IPO, but because SUSP is a pass-through entity and is not subject to income tax, activity post IPO only reflects Texas franchise tax and the income tax expense of PropCo.

Pro Forma Results of Operations
We have provided below certain supplemental pro forma information for the years ended December 31, 2011 and 2012, compared to historical results for the year ended December 31, 2013. The pro forma information gives effect to (i) the contribution by our Predecessor to us of substantially all of the assets and operations comprising its wholesale motor fuel distribution business (other than its motor fuel consignment business and transportation assets and substantially all of its accounts receivable and payable) and the contribution by SUSS and our Predecessor to us of certain convenience store properties and (ii) our entry into the SUSS Distribution Contract, the SUSS Transportation Contract and the Omnibus Agreement as if such transactions had occurred at the beginning of the period presented.
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

	Year Ended December 31,
	2011		2012		2013
	Pro Forma		Pro Forma		Actual
	(in thousands, except gross profit per gallon)
Revenues:
Motor fuel sales to third parties (a)	$1,271,498		$1,467,833		$1,502,786
Motor fuel sales to affiliates	2,605,050		2,853,052		2,974,122
Rental income	3,304		3,484		10,060
Other income	4,596		5,255		5,611
Total revenue (a)	3,884,448		4,329,624		4,492,579
Gross profit:
Motor fuel sales to third parties	17,579		20,957		26,307
Motor fuel to affiliates	26,956		29,206		31,597
Rental income	3,304		3,484		10,060
Other	2,474		3,125		3,000
Total gross profit	$50,313		$56,772		$70,964
Operating Data:
Motor fuel gallons sold:
Third‑party dealers and other commercial customers	413,888		475,507		517,775
Affiliated gallons	898,522		974,439		1,053,259
Total gallons sold	1,312,410		1,449,946		1,571,034
Motor fuel gross profit cents per gallon:
Third‑party	4.2	¢	4.4	¢	5.1	¢
Affiliated	3.0	¢	3.0	¢	3.0	¢
Volume‑weighted average for all gallons	3.4	¢	3.5	¢	3.7	¢
(a) In 2013, we revised our presentation of fuel taxes on motor fuel sales at consignment locations to include such fuel taxes on a gross basis in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

Actual Year Ended December 31, 2013 Compared to Pro Forma Year Ended December 31, 2012
Pro Forma Revenue. Total revenue for 2013 was $4.5 billion, an increase of $163.0 million, or 3.8%, over pro forma 2012 revenue. Motor fuel sales to third parties increased by $35.0 million compared to pro forma 2012, or 2.4%, due to an 8.9% increase in gallons sold and partially offset by a 6.0% reduction in the selling price per gallon. 2013 motor fuel sales to affiliates increased $121.1 million, or 4.2%, compared to pro forma 2012, due to an increase in gallons sold to affiliates of 78.8 million or 8.1%, partly offset by a 3.6% decrease in the selling price of fuel. Rental revenue was $10.1 million, an increase of 188.7% over the same pro forma period last year. Most of the increase was due to rental revenue from SUSS in the purchase and leaseback of 33 Stripes stores since the IPO.
Pro Forma Cost of Sales and Gross Profit. Total gross profit increased by $14.2 million, or 25.0% compared to pro forma 2012. Motor fuel gross profit from third-party sales for the year was $26.3 million, an increase of $5.4 million, or 25.5%, over pro forma 2012. This increase can be attributed to an increase of 15.3% in third-party gross profit cents per gallon or $3.2 million. The sales price of motor fuel sold to third parties decreased by 18.5 cents per gallon, while the cost of fuel decreased by 19.1 cents per gallon, resulting in a 0.6 cent per gallon increase in gross profit. Motor fuel gross profit from sales to affiliates for the year was $31.6 million, an 8.2% increase over pro forma 2012. The increase was mostly due to an 8.1% increase in gallons sold to affiliates. Cost of sales per gallon increased commensurate with revenue per gallon, which resulted in a 3.0 cents per gallon gross profit for the year compared to pro forma 2012. Gross profit from rental income was $10.1 million, an increase of $6.6 million over the pro forma 2012 results, related to the new properties we purchased and are leasing to affiliated and third-party customers.

Pro Forma Year Ended December 31, 2012 Compared to Pro Forma Year Ended December 31, 2011

Pro Forma Revenue. Pro forma revenue for 2012 would have been $4.3 billion, an increase of $455.2 million, or 11.5%, from 2011. Pro forma motor fuel sales to third parties would have increased $196.3 million, or 15.4%. Of this increase, $7.0 million would have been driven by a 0.5% increase in the wholesale selling price per gallon of motor fuel, and $61.6 million would have been due to a 14.9% increase in gallons sold to third parties. Pro forma motor fuel sales to affiliates would have increased $248.0 million, or 9.5%, from 2011. This increase would have consisted of $220.1 million related to an 8.4% increase in gallons sold to affiliates and an increase of $27.9 million related to a 1.0% increase in the wholesale selling price of motor fuel.
Pro Forma Cost of Sales and Gross Profit. Pro forma motor fuel gross profit from third-party sales for 2012 would have been $21.0 million, an increase of $3.4 million, or 19.2%, over 2011. This increase would have been attributable to the 14.9% increase in gallons sold to third parties, increasing gross profit by $2.7 million and an increase of 3.8% in third-party gross profit cents per gallon or $0.7 million. The sales price of motor fuel sold to third parties increased by 1.5 cents per gallon, while the cost of fuel increased by 1.3 cents per gallon, resulting in a 0.2 cents per gallon increase in gross profit. Pro forma motor fuel gross profit from sales to affiliates for 2012 would have been $29.2 million, an 8.3% increase over 2011. The increase would have been entirely due to the increase in gallons sold to affiliates. Cost of sales per gallon would have increased commensurate with revenue per gallon, which would have resulted in a flat 3.0 cents per gallon gross profit for each period. Gross profit from rental income and other income on a pro forma basis during 2012 would have been $6.6 million, an increase of $0.8 million over the prior year period.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to make distributions. Historically, our Predecessor's operations were financed as part of SUSS' integrated operations and our Predecessor did not record any significant costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows to satisfy its capital expenditure requirements. We expect our ongoing sources of liquidity to include cash generated from operations, liquidation of our marketable securities, borrowings under our revolving credit facility and the issuance of long-term debt or additional partnership units as appropriate given market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs.
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
We had $6.8 million and $8.2 million of cash and cash equivalents on hand as of December 31, 2012 and 2013, respectively, all of which were unrestricted. We also had marketable securities of $148.3 million and $26.0 million available for capital expenditures as of December 31, 2012 and 2013, respectively.

Cash Flows Provided by Operations
Cash flows provided by operations are our main source of liquidity. Our Predecessor historically relied primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under the SUSS credit facility and other debt or equity transactions to finance its operations and to fund its capital expenditures. Concurrent with our IPO, we entered into a $250 million revolving credit facility, described below, to provide liquidity as needed to meet changes in working capital requirements. The revolving credit facility was expanded to $400 million on December 17, 2013. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. The Partnership has entered into several commercial agreements with SUSS. Read Note 12 for a detailed discussion of these agreements.
Cash flows from operations were $14.7 million, $16.5 million and $50.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. Changes in our Predecessor's cash flows from operations were primarily driven by increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as growth in volumes sold. Following the IPO, increases in accounts receivable from affiliates and accounts payable were a result of the Partnership building these account balances as it commenced operations during 2012. In addition, we purchased additional fuel inventory during 2013. We also began receiving gross profit mark-up in affiliated sales subsequent to our IPO, which we did not receive prior to September 25, 2012.

Capital Expenditures
Capital expenditures, including purchase of intangibles were $19.4 million, $44.0 million, and $116.3 million for the years ended December 31, 2011, 2012 and 2013, respectively. Included in the 2012 amount is $15.0 million incurred by our Predecessor and $29.0 million related to new stores purchased following our IPO through a sale and leaseback transaction with SUSS. Included in our capital expenditures for the year ended December 31, 2013, was $115.5 million in expansion capital of which $104.2 million relates to the purchase and leaseback transactions with SUSS, $11.3 million relates to four purchased dealer locations and other growth capital projects, including new dealer supply contracts, and $0.8 million in maintenance capital. Our capital spending program is focused on expanding our wholesale distribution network and maintaining our owned properties and equipment. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new sites and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.
Subsequent to our IPO, our capital expenditures no longer include the acquisition, replacement and maintenance of certain transportation, fuel and other equipment and facilities that were not contributed to us, but historically required capital expenditures by our Predecessor.

Other Investing Activities
During the year ended December 31, 2013, we financed the $104.2 million purchase of 25 retail stores from SUSS (including final true-up adjustments on previously purchased stores) and $18.4 million of other growth investment with proceeds from liquidating a portion of our marketable securities. The marketable securities also serve as collateral for the SUSP Term Loan described below.

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
Additionally, we entered into a $250 million revolving credit facility, which expires on September 25, 2017 (the “SUSP Revolver”). On December 17, 2013, we entered into Amendment No. 1 to the SUSP Revolver which increased the aggregate commitments under the SUSP revolver from $250 million to $400 million. Commitments under the SUSP Revolver can be increased by up to an additional $100 million upon our written request, subject to certain conditions. Interest under the SUSP Revolver is calculated on either a base rate or LIBOR plus a margin, which ranges from 1.00% to 2.25% in case of a base rate and 2.00% to 3.25% in case of a LIBOR rate, based on a total leverage ratio. The initial interest rate was set at LIBOR plus 2.00%. We plan to use the SUSP Revolver and our marketable securities to fund growth capital, which may include purchase and leaseback transactions with SUSS convenience store properties. The SUSP Revolver requires us to maintain a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00, and a consolidated total leverage ratio of not more than 4.50 to 1.00, subject to certain adjustments. Indebtedness under the SUSP Revolver is secured by a security interest in, among other things, all of our present and future personal property and all of the personal property of our guarantors, the capital stock of our subsidiaries, and any intercompany debt. Additionally, if our consolidated total leverage ratio exceeds 3.00 to 1.00 at the end of any fiscal quarter, we will be required, upon request of the lenders, to grant mortgage liens on all real property owned by the Partnership and its subsidiary guarantors.
As of December 31, 2013, the balance outstanding on the SUSP Term Loan was $26 million, which was fully collateralized by marketable securities. Additionally, there were $156.2 million outstanding borrowings under the SUSP

Revolver, an increase of $120.6 million compared to December 31, 2012, and $10.0 million in standby letters of credit. Of the amount borrowed in 2013 on the SUSP revolver, $122.3 million was used to pay down the SUSP Term Loan. The unused availability on the SUSP Revolver at December 31, 2013 was $233.8 million, and we were in compliance with all covenants.
We intend to pay a cash distribution to the holders of our common and subordinated units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partners and its affiliates. We do not have a legal obligation to pay this distribution. Our minimum quarterly distribution of $0.4375 per common and subordinated unit equates to approximately $9.6 million per quarter, or $38.4 million per year, based on the number of common and subordinates units currently outstanding. During the year ended December 31, 2013, we paid the fourth quarter 2012 and first, second and third quarters of 2013 distributions totaling $39.3 million. On January 29, 2014, we declared a quarterly distribution totaling $10.7 million, based on the results for the three months ended December 31, 2013, or $0.4851 per unit. The distribution was paid on February 28, 2014 to unitholders of record on February 18, 2014.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. Our contractual obligations as of December 31, 2013 were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (1)	$186,151	$525	$27,916	$157,710	$—
Interest payments (2)	17,285	4,596	9,404	3,285	—
Operating lease obligations	9,431	847	1,741	1,784	5,059
Total	$212,867	$5,968	$39,061	$162,779	$5,059

(1) Payments for 2014 through 2018 reflect required principal payments on our promissory and term notes. No principal amounts are due on our term notes until September 2015. Assumes the balance of our revolving credit facility, of which the balance at December 31, 2013 was $156.2 million, remains outstanding until the revolver maturity in September 2017.
(2) Includes interest on term and promissory notes. Includes interest on revolving credit facility balance as of December 31, 2013 and commitment fees on the unused portion of the facility through September 2017 using rates in effect at December 31, 2013.
We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business, such as fuel supply commitments which we believe do not have a material impact on our business, financial condition or results of operations.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 66 positions, representing 2.8 million gallons, outstanding at December 31, 2013 with a negative fair value of $68,200.
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

Quarterly Results of Operations

See "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - Note 20. Quarterly Results of Operations" for financial and operating quarterly data for each quarter of 2012 and 2013.

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
At December 31, 2013, we had goodwill recorded in conjunction with past business combinations of $22.8 million, including $9.9 million of goodwill related to the GFI Contribution. Under the accounting rules, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have one operating segment that is appropriate for testing goodwill impairment.
The impairment analysis performed in the fourth quarter of 2013, which considered only qualitative factors, indicated no impairment of goodwill. The impairment analysis performed in the fourth quarter of 2012 indicated fair value that was in excess of carrying amount of net assets by 176%. When this margin was considered, along with the qualitative screening factors, the Partnership determined that it is more likely than not that the fair value exceeded the carrying amount of net assets. As a result, a step one test was deemed unnecessary.
Some of the factors considered in applying the qualitative test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, and the overall financial performance of the business. In addition, the key inputs used to determine fair value were considered, including industry multiples, the weighted average cost of capital, and the cash flow.
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
Stock and Unit‑Based Compensation. Certain employees supporting our operations were historically granted long-term incentive compensation awards under SUSS' stock‑based compensation programs, which consist of stock options and restricted common stock. We were allocated expenses for such stock‑based compensation costs. These costs are included in our general and administrative expenses. Our allocated expense was $0.7 million, $0.8 million and $1.4 million for the years ended December 31, 2011, 2012 and 2013, respectively. In addition we recognized $0.1 million and $0.5 million of unit compensation expense related to SUSP unit awards for the years ended December 31, 2012 and 2013.
Income Taxes. As a limited partnership we are generally not subject to state and federal income tax and would therefore not recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through our wholly owned taxable corporate subsidiary for which we have recognized deferred income tax liabilities and assets at December 31, 2013. These balances, as well as income tax expense, are determined through management's estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustments in the future as additional facts become known or as circumstances change.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $400 million revolving credit facility and a term loan which bear interest at variable rates. We had $156.2 million outstanding borrowings on the SUSP Revolver and $25.9 million on the SUSP term loan at December 31, 2013. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 31, 2013, would be to change interest expense by approximately $1.8 million. Our primary interest rate exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during 2012 or 2013.

Commodity Price Risk
We have minimal commodity price risk as we purchase over 85% of our motor fuel only when we receive an order from one of our customers and take title to the motor fuel only for the short period of time (typically less than a day) between pick-up and delivery. In addition, a substantial majority of our gross profit is generated by fixed fees that we charge for each gallon sold and any transportation costs that we incur are passed through to our customers.
We periodically purchase motor fuel in bulk and hold in inventory. This commodity price risk is hedged through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not historically been material to our operations. We had 66 positions with a negative fair value of $68,200 outstanding at December 31, 2013. We began periodically buying bulk fuel and hedging the inventory risk in January 2013. For more information on our hedging activity, see Note 9 in the accompanying Notes to Consolidated Financial Statements.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, as of December 31, 2013, we maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors of Susser Petroleum Partners GP LLC and Unitholders of Susser Petroleum Partners LP

We have audited Susser Petroleum Partners LP's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Susser Petroleum Partners LP's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Susser Petroleum Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Susser Petroleum Partners LP as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, unitholders' equity and cash flows for the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 14, 2014

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

Name	Age	Position With Our General Partner
Sam L. Susser	50	Chairman of the Board
Rocky B. Dewbre	48	President and Chief Executive Officer
E.V. Bonner, Jr.	58	Executive Vice President, Secretary and General Counsel
Mary E. Sullivan	57	Executive Vice President, Chief Financial Officer and Treasurer
Gail S. Workman	47	Senior Vice President and Chief Operating Officer
David P. Engel	63	Director
Rob L. Jones	55	Lead Independent Director
Frank A. Risch	71	Director
Armand S. Shapiro	72	Director
Bryan F. Smith, Jr.	61	Director
Sam J. Susser	74	Director

Sam L. Susser- Chairman of the Board. Sam L. Susser has served as chairman of the board of directors of our general partner since June 2012 and was our Chief Executive Officer from June 2012 until September 2013, until Mr. Dewbre was promoted to that office. Mr. Susser has served as SUSS' President and Chief Executive Officer since 1992, and, since 2013, as the chairman of its board of directors. From 1988 to 1992, Mr. Susser served as SUSS' General Manager and Vice President of Operations. From 1985 through 1987, Mr. Susser served in the corporate finance division and the mergers and acquisitions group with Salomon Brothers Inc., an investment bank. Mr. Susser currently serves as a director of a number of charitable, educational and civic organizations. Sam L. Susser is the son of Sam J. Susser, who is also a member of Susser Holdings Corporation's Board of Directors and a director to our general partner's board of directors.
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
Rocky B. Dewbre-President and Chief Operating Officer. Mr. Dewbre was appointed President and Chief Executive Officer of our general parter in September 2013, and, prior to that, was our President and Chief Operating Officer of our general partner since June 2012. Mr. Dewbre has served as SUSS' Executive Vice President and President/Chief Operating Officer‑Wholesale since January 2005. Mr. Dewbre served as SUSS' Executive Vice President and Chief Operating Officer‑Wholesale from 1999 to 2005, as Vice President from 1995 to 1999 and as Manager of Finance and Administration from 1992 to 1995. Before joining SUSS in 1992, Mr. Dewbre was a corporate internal auditor with Atlantic Richfield Corporation, a petroleum/chemical company, from 1991 to 1992 and an auditor and consultant at Deloitte & Touche LLP from 1988 to 1991. Mr. Dewbre serves as a director of Tank Owner Members Insurance Company.
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
Gail S. Workman-Senior Vice President and Chief Operating Officer.   Ms. Workman was appointed Senior Vice President and Chief Operating Officer of our General Partner in September 2013. Prior to that, she served as Senior Vice President of Sales and Operations since joining our Predecessor, Susser Petroleum LLC, in May of 2011. Prior to that, she served as Regional Vice President of Sales for GDF Suez Energy from May 2006 to May 2011 where she led a multi-channel sales team focused on delivering energy solutions to retail, commercial, industrial, and government clients. Ms. Workman's prior experience includes over 15 years growing and developing sales organizations in regulated and deregulated US energy markets.
Sam J. Susser-Director. Sam J. Susser joined our general partner's board of directors in August 2012 and has served as a member of SUSS' board of directors since 1988. He also served as chairman of SUSS' board of directors from 1988 to 1992. Mr. Susser was also the Chairman and Chief Executive Officer of Plexus Financial Services, a holding company based in Dallas, Texas, from 1987 through 1991. Mr. Susser's experience includes various positions with The Southland Corporation (7-Eleven, Inc.), Plexus Financial Services and CITGO Petroleum Corporation, where he served as President. Mr. Susser served as a director and member of the Audit Committee and Executive Committee of Alberto‑Culver Company, a manufacturer and marketer of personal care and household brands, for ten years prior to its sale in 2011. Mr. Susser previously has served on the board of directors of Garden Ridge Pottery and Computer Craft, Inc. Sam J. Susser is the father of Sam L. Susser, the Chief Executive Officer and chairman of the board of directors of our general partner.
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
David P. Engel-Director. Mr. Engel joined our general partner's board of directors in August 2012 and has served as a member of SUSS' board of directors since September 2007, and previously served on SUSS' predecessor's board of directors from 2000 to 2005. Mr. Engel has been the principal of Corpus Christi‑based Engel and Associates, LLC since 1999, a company which provides business management consulting services to public and private companies in the areas of financial performance improvement, acquisitions and divestitures. Prior to joining Engel and Associates, LLC, Mr. Engel was president of Airgas Southwest, Inc. and he served as CEO, president and owner of Welders Equipment Company. Mr. Engel serves on the board of directors of several privately held companies. Mr. Engel serves on our general partner's audit committee since the date of his appointment to the board. Mr. Engel's service on SUSS' board of directors and executive management and consulting experience is valuable to the board of directors of our general partner in setting strategic direction, and developing and executing growth and compensation strategies.
Armand S. Shapiro-Director. Mr. Shapiro joined our general partner's board of directors in August 2012 and has served as a member of SUSS' board of directors since 1997. Mr. Shapiro joined Newport Board Group as a Partner in October of 2011. Newport Board Group is a partnership of board directors and senior executive leaders that assist emerging growth and middle market companies improve their performance. Prior to that, Mr. Shapiro served as a business consultant and mentor to chief executive officers of private companies to develop strategies to improve growth and profitability of the company. He served from October 2001 through January 2006 on the board of directors of Bindview Development Corporation, then a publicly traded corporation that provided software for proactively managing information technology security compliance operations. Mr. Shapiro was the Chairman and Chief Executive Officer of Garden Ridge Corporation from 1990 until June 1999. During the 1980s, Mr. Shapiro also served as President, a member of the executive management team, and a director of Computer Craft, Inc., then a publicly traded retailer of computer products. He was also previously a partner and Chief Operating Officer of Modern Furniture Rentals, Inc., a family‑owned and operated business. Mr. Shapiro is a graduate of Renesselaer Polytechnic Institute and has served as an officer in the United States Army. Mr. Shapiro serves as the chairman of our general partner's audit committee effective as of the date of his appointment. Mr. Shapiro's extensive corporate and financial management experience and tenure on SUSS' board of directors, as well as his specific background in technology and retail operations, provide valuable expertise to the board of our general partner in strategic planning, risk management, financial and accounting oversight.
Bryan F. Smith, Jr.-Director. Mr. Smith joined our general partner's board of directors in August 2012. Mr. Smith's business experience includes over 25 years at 7-Eleven, Inc. (formerly the Southland Corporation), beginning in 1980 and culminating with his retirement in June 2006. During his tenure at 7-Eleven, Mr. Smith served in a variety of positions, most recently as Executive Vice President, Chief Administrative Officer and Secretary from 2005 to 2006 and Executive Vice President, General Counsel and Secretary from 2002 to 2005, having been first appointed to the position of General Counsel in 1993, as well as chief compliance officer under the 7-Eleven Code of Conduct from 1992 to 2006 and a member of the executive committee from 1995 to 2006. Mr. Smith was also briefly engaged as a consultant to Blockbuster Inc. in late 2007, serving as its interim general counsel. Mr. Smith has served on our general partner's audit committee and as chairman our general partner's conflicts committee since the date of his appointment to the board. We believe that Mr. Smith's broad range of work for 7-Eleven and knowledge of the convenience store industry, apart from SUSS, will enable him to offer a unique perspective to our general partner's board of directors.
Rob L. Jones-Lead Independent Director. Mr. Jones joined our general partner's board of directors in September 2012 and was appointed lead independent director in September 2013. Mr. Jones' experience includes an over twenty year career in investment banking at Merrill Lynch & Co. and The First Boston Corporation, most recently as co-head of Bank of America Merrill Lynch Commodities from 2007 until his retirement in June 2012, and prior to that, as co-head of Merrill Lynch's Global Energy and Power Investment Banking Group and founder of Merrill Lynch Commodity Partners. Mr. Jones is, since September 2012, an executive in residence at the McCombs School of Business at the University of Texas at Austin. Mr. Jones is a life member of the advisory council of the McCombs School of Business at the University of Texas at Austin and serves on the board of Climax Global Energy, Inc. Mr. Jones serves on our general partner's audit committee and conflicts committee since the date of his appointment to the board and was appointed as the board's lead director in 2013. We believe that Mr. Jones' extensive experience in finance and the energy industry will enable him to provide unique strategic and management insight to the board of directors.
Frank A. Risch - Director. Mr. Risch has served as a member of our general partner’s board of directors since September 2013. Mr. Risch is a member of the board of directors of Pioneer Natural Resources Co. Mr. Risch is the retired Vice President, Treasurer and Principal Financial Officer of Exxon Mobil Corporation, a position in which he served most recently from January 1, 1999 to June 30, 2004. Previously, he served as Vice President and Treasurer of Exxon Corporation. He is a member of the Business Board of Advisors of the Tepper School of Business at Carnegie Mellon University and is active in civic and community organizations, including the Dallas Theater Center, Communities Foundation of Texas, the ATT Performing Arts Center and Dallas CASA (Court Appointed Special Advocates). Mr. Risch has served on our general partner’s audit committee since the date of his appointment to the board. Mr. Risch’s extensive knowledge and experience across finance, planning and marketing within our industry is a valuable asset to our board of directors.
Board of Directors
Our general partner oversees our operations and activities on our behalf through its board of directors. The board of directors of our general partner appoints our officers, all of whom are employed by SUSS, and manages our day-to-day affairs. Neither our general partner, nor the board of directors of our general partner, are elected by our unitholders and neither will be subject to re-election in the future. Rather, the directors of our general partner are appointed by SUSS, which owns 100% of our general partner. Our board of directors met eight times during 2013 fiscal year and each of its directors, following their appointment, attended at least 75% of those meetings and 75% of the meetings of any committees on which they served.
Director Independence
NYSE rules generally do not require that the board of directors of our general partner be composed of a majority of independent directors. Nonetheless, the board of directors of our general partner has affirmatively determined that Messrs. Engel, Jones, Risch, Shapiro, and Smith who were appointed to the board of directors of our general partner in connection with our initial public offering, meet the independence standards established by the NYSE.
In accordance with our Corporate Governance Guidelines, the board of directors of our general partner holds executive seasons of non-management directors not less than twice annually and which are presided over by the lead director. Currently, Mr. Jones serves as our lead director. Interested parties may contact the lead independent director, or our independent or non-management directors individually or as a group, utilizing the contact information set forth on our website at http://investor.susserpetroleumpartners.com.
Committees of the Board of Directors
The board of directors of our general partner has an audit committee and a conflicts committee. Messrs. Engel, Jones, Risch, Shapiro, and Smith are members of the audit committee and Messrs. Jones, Risch, and Smith are the members of our conflicts committee. We do not have a compensation committee, but rather our general partner's board of directors approves equity grants to directors and employees and compensation of our directors, and the compensation committee of SUSS approves compensation of our officers. We do not have a nominating and corporate governance committee in view of the fact that SUSS, which owns our general partner, controls appointments to the board of directors of our general partner.

Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The board of directors of our general partner has determined that each director appointed to the audit committee is “financially literate,” and Mr. Shapiro, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an audit committee financial expert in accordance with SEC and NYSE rules and regulations. The audit committee of the board of directors of our general partner serves as our audit committee and will assist the board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter that is publicly available on our website at
http://investor.susserpetroleumpartners.com and has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met eight times during 2013.

Conflicts Committee
The board of directors of our general partner has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest (including certain transactions with Susser Holdings Corporation or its affiliates). The conflicts committee will determine if the resolution of any such conflict of interest is fair and reasonable to us. Our partnership agreement requires the conflicts committee to have at least one member. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, including SUSS, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Mr. Smith chairs the conflicts committee.
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
Corporate Governance Guidelines
The board of directors of our general partner has adopted a set of Corporate Governance Guidelines to promote a common set of expectations as to how the board and its committees should perform their functions. These principles are published on our website at http://investor.susserpetroleumpartners.com and reviewed by the board annually or more often as the board deems appropriate.

Item 11.     Executive Compensation

Compensation Committee Report
As discussed below, the responsibility and authority for compensation related decisions for our executive officers resides with the compensation committee of the Susser Holdings Corporation Board of Directors. Neither we nor our general partner has a compensation committee. The board of directors of our general partner reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” and approved its inclusion herein.

Board of Directors of Our General Partner
David P. Engel
Rob L. Jones
Frank A. Risch
Armand S. Shapiro
Bryan F. Smith, Jr.
Sam J. Susser
Sam L. Susser

Compensation Discussion and Analysis

Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf. References to “our officers” and “our directors” refer to the officers and directors of our general partner. For 2013, Sam L. Susser, our Chairman; Mary E. Sullivan, our Executive Vice President, Chief Financial Officer and Treasurer; Rocky B. Dewbre, our President and Chief Executive Officer; E.V. Bonner, Jr., our Executive Vice President, General Counsel and Secretary: and Gail S. Workman, our Senior Vice President and Chief Operating Officer, were our most highly compensated executive officers (“NEOs”). Each of our NEOs is also an officer of SUSS or one of its operating subsidiaries, and they allocate their time between managing our business and managing the business of SUSS.
We do not and will not directly employ any of the persons responsible for managing our business and we currently do not have a compensation committee. Our officers are employed and compensated by SUSS or a subsidiary of SUSS and the responsibility and authority for compensation‑related decisions for our executive officers resides with the SUSS compensation committee (the “Committee”). For information regarding compensation decisions made by the Committee during 2013, see the proxy statement that is expected to be filed by SUSS in connection with its 2014 annual meeting of shareholders. In accordance with the terms of our partnership agreement and the Omnibus Agreement, we reimburse SUSS for compensation related expenses attributable to the portion of the executive's time dedicated to providing services to us. During 2013 Mr. Susser, Ms. Sullivan and Mr. Bonner each devoted approximately 15% of their total business time to our general partner and us and Mr. Dewbre and Ms. Workman each devoted approximately 60% of their total business time to our general partner and us; however, the NEOs allocation of time in future years and, in turn, our future compensation allocations may differ from the time and compensation allocated for each NEO in 2013. SUSS has the ultimate decision‑making authority with respect to the total compensation of the NEOs that are employed by SUSS including, subject to the terms of the partnership agreement, determining the portion of that compensation that is allocated to us based on the time spent by such officers in managing our business and operations. Any such compensation decisions will not be subject to any approvals by the board of directors of our general partner or any committees thereof, provided that awards made under our long-term incentive plan to our executive officers, key employees, and independent directors must be approved by the board of directors of our general partner or a committee thereof that may be established for such purpose.
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
As of December 31, 2013, a total of 48,315 phantom units had been issued under our 2012 Long Term Incentive Plan. Total securities remaining available for issuance under this plan as of December 31, 2013 were as follows:
Common Units Remaining Available for Issuance Under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	1,044,185
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,044,185

Summary Compensation Table
The following table provides a summary of total compensation allocated to us in connection with the services provided to us by the NEOs. For 2013, SUSS allocated to us (i) 15% of the cash compensation expense associated with the services provided by Mr. Susser, Ms. Sullivan and Mr. Bonner, (ii) 60% of the cash compensation expense associated with the services provided by Mr. Dewbre and Ms. Workman and (iii) 100% of the grant date fair value of phantom unit awards made under the Plan to the NEOs and directors in 2013. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period subsequent to our IPO. For purposes of the summary compensation table presented below we have disaggregated that allocated expense ratably among the various components reflected in total compensation. SUSS did not allocate to us any amount of compensation attributable to SUSS equity awards.

Name and Principal Position	Year	Salary ($) (1)		Bonus ($) (2)		Unit Awards ($) (3)	Option Awards ($)	All Other Compensation ($) (4)	Total ($)
Sam L. Susser	2013	75,000	(5)	10,224		188,521	—	7,074	280,819
Chairman	2012	19,726	(5)	16,320	(6)	—	—	3,849	39,895

Rocky B. Dewbre	2013	173,590		58,829		—	—	3,575	235,994
President and Chief	2012	41,728		39,653		92,110	—	4,928	178,419
Executive Officer

Mary E. Sullivan	2013	43,040		7,194			—	882	51,116
Executive Vice President,	2012	10,259		9,656		92,110	—	1,214	113,239
Chief Financial Officer
and Treasurer

E.V. Bonner, Jr.	2013	47,633		7,875		—	—	986	56,494
Executive Vice President,	2012	12,186		11,223		92,110	—	1,499	117,018
Secretary and General
Counsel

Gail S. Workman (7)	2013	142,634		57,704		—	—	2,379	202,717
Senior Vice President
and Chief Operating
Officer
________________

(1)	Includes the portion of base salary paid by SUSS and allocated to work performed for us by each NEO during 2013 and 2012. 2012 is pro-rated for the period subsequent to September 24, 2012.

(2)
Amounts included in the bonus column are the portion of the amounts earned for the 2013 and 2012 fiscal year and allocated to work performed for us by each NEO. Such amounts were paid in March of the following year. 2012 is pro-rated for the period subsequent to September 24, 2012. Mr. Susser's 2013 bonus includes only the allocated portion of cash bonus, as a portion of his bonus was awarded in shares of SUSS restricted stock, the cost of which is not allocated to SUSP.

(3)
The amounts reported for stock awards represent the full grant date fair value of phantom units granted to each of our NEOs, calculated in accordance with the accounting guidance on share-based payments. We have adjusted our presentation of prior year amounts to be consistent with the current guidance.

(4)	The details of amounts listed as “All Other Compensation” are presented in the “All Other Compensation” table below.

(5)
Mr. Susser received $100,000 of his 2012 base salary and $150,000 of his 2013 base salary as shares of SUSS restricted stock instead of cash. The value of these restricted stock grants are not included in the salary column.

(6)
Mr. Susser requested that he receive one-third of his bonus for 2012 in SUSP phantom units instead of cash, which were awarded in March 2013. The grant date fair values of those phantom units are reflected in the stock awards column for the year in which they were received (2013), rather than for the year they were earned (2012). Consequently, the 2012 bonus column for Mr. Susser does not give effect to this award.

(7)	Ms. Workman became one of our named executive officers upon her promotion to Chief Operating Officer in 2013. Consequently, compensation information was not reported for the prior year.

All Other Compensation

Name	Year	Perquisites and Other Personal Benefits ($) (1)	SUSS Contributions to 401(k) and Deferred Compensation Plans ($) (2)	Total
Sam L. Susser	2013	5,429	1,645	7,074
	2012	1,356	2,493	3,849

Rocky B. Dewbre	2013	—	3,575	3,575
	2012	—	4,928	4,928

Mary E. Sullivan	2013	—	882	882
	2012	—	1,214	1,214

E.V. Bonner, Jr.	2013	—	986	986
	2012	—	1,499	1,499

Gail S. Workman (3)	2013	—	2,379	2,379
________________

(1)
For Sam L. Susser, perquisites consisted of the estimated value of personal bookkeeping and secretarial services provided by SUSS personnel. The above amounts reflect an allocation of the total "all other compensation" attributable to each NEO, based on the percent allocation of each NEO's time.

(2)
Each of our NEOs is eligible to participate in a 401(k) plan that is generally available to all SUSS employees. Additionally, certain highly compensated employees, including our NEOs, are eligible to participate in the SUSS NQDC plan. The investment options in the NQDC plan mirror those available in the 401(k) plan, and do not contain any above-market or preferential earnings. SUSS' contributions to the 401(k) and NQDC plans accrued for 2012 included a discretionary match of 80% on the first 6% of salary deferred in addition to the 20% guaranteed match. No discretionary match was made for 2013. We were allocated a portion of this match for our NEOs based on the percent allocation of each NEO's time.

(3)	Ms. Workman became one of our named executive officers upon her promotion to Chief Operating Officer in 2013. Consequently, compensation information was not reported for the prior year.

Grants of Plan-Based Awards
For Fiscal Year Ended December 31, 2013

The table below reflects awards granted to our NEOs under the Plan during 2013.

Name	Type of Award (1)	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards ($) (1)
				Threshold (#)	Target (#)	Maximum (#)
Sam L. Susser	Phantom Units	3/1/2013	2/13/2013	—	—	—	7,037	188,521
________________

(1)
The above SUSP phantom units were awarded in lieu of a portion of Mr. Susser's cash bonus earned for 2012. The grant date value per unit was $26.79, and the units vest ratably on November 15, 2013 and 2014. The reported grant date fair value of stock awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18–Equity-Based Compensation in our Notes to Consolidated Financial Statements.

Outstanding Equity Awards at December 31, 2013

The following table reflects NEO equity awards granted under our 2012 Long Term Incentive Plan that were outstanding at December 31, 2013.

	Unit Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (2)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Sam L. Susser	3,519	116,479	(3)	—	—
Rocky B. Dewbre	4,000	132,400	(4)	—	—
Mary E. Sullivan	4,000	132,400	(4)	—	—
E.V. Bonner, Jr.	4,000	132,400	(4)	—	—
________________

(1)	Reflects phantom units granted our 2012 Long-Term Incentive Plan. For additional information refer to Note 18–Equity-Based Compensation in our Notes to Consolidated Financial Statements.

(2)	Based on the closing market price of SUSP common units of $33.10 on December 31, 2013.

(3)	The unvested portion of these phantom units is scheduled to vest on November 15, 2014.

(4)	The unvested portions of these phantom units are scheduled to vest in equal tranches on September 25, 2014, September 25, 2015, September 25, 2016 and September 25, 2017.

Units Vested
The following table provides information regarding the vesting of phantom units held by our NEOs during 2013. These are no options outstanding on SUSP units.

	Unit Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Sam L. Susser	3,518	113,708
Rocky B. Dewbre	1,000	30,330
Mary E. Sullivan	1,000	30,330
E.V. Bonner, Jr.	1,000	30,330
(1) The reported value for this column is determined by multiplying the number of vested units by closing price on date of vesting.
Benefit Plans
SUSS maintains a 401(k) benefit plan for the benefit of its employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the 401(k) plan, employees can contribute up to 100% of their wages, subject to IRS limitations, which, for 2013, were generally a maximum contribution amount of $17,500 on maximum compensation of $255,000. SUSS matches 20% of the first 6% of salary that the employee contributes as a “guaranteed” match. Additionally, SUSS may make a discretionary match, determined in the first quarter of each year, based on the prior year's financial performance against internal targets.
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
Non-Qualified Deferred Compensation
The following table provides information regarding total contributions by SUSS and each NEO participating in its non-qualified deferred compensation plan during 2013. The table also presents each NEO’s total earnings and year-end balances in the plan. The amounts included in the All Other Compensation table reflects the portion of SUSS contributions allocated to SUSP based on the allocation formulas described above.

Name	Executive Contributions in 2013 ($) (1)	SUSS Contributions in 2013 ($) (2)	Aggregate Earnings in 2013 ($) (3)	Aggregate Balance at Last Fiscal Year-End ($)
Sam L. Susser	228,414	9,349	885,767	4,648,913
Rocky B. Dewbre	21,624	3,655	61,511	499,285
Mary E. Sullivan	21,267	3,679	61,881	310,186
E.V. Bonner, Jr.	37,974	4,100	205,272	863,438
Gail S. Workman	11,555	1,208	5,541	28,204
________________

(1)
The amounts shown reflect the executive’s contributions to the NQDC plan during the fiscal year, a portion of which are included in the salary and incentive compensation numbers shown in the Summary Compensation Table, based on the allocation formula.

(2)
The amounts included in this column reflect SUSS' total matching contributions to the NQDC plan, and only the allocated portion of those amounts are included within the amounts reported in “All Other Compensation” for 2013 in the Summary Compensation Table. The allocated amounts for the NEOs were (in the order in which they appear) $1,402, $552, $615, $2,193 and $725, respectively.

(3)
Reflects net earnings/(losses) in each participant’s plan account. These amounts do not constitute above market interest or preferential earnings, and therefore are not included in the Summary Compensation Table above.

Potential Payments Upon Termination or Change of Control
Pursuant to the terms of the award agreements issued under the 2012 Long Term Incentive Plan, in the event of a (i) Change of Control or (ii) termination of employment due to death or disability, all phantom units shall vest. In the event of a termination of employment for any other reason, all phantom units that are still unvested shall be forfeited.
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

The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the SUSP phantom units held by our NEOs on December 31, 2013:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($)
Sam L. Susser	Stock Vesting	116,479	—	116,479
Rocky B. Dewbre	Stock Vesting	132,400	—	132,400
Mary E. Sullivan	Stock Vesting	132,400	—	132,400
E.V. Bonner, Jr.	Stock Vesting	132,400	—	132,400
Gail S. Workman	Stock Vesting	—	—	—
________________

(1)
The amounts reflected above represent the product of the number of phantom units that were subject to vesting/restrictions on December 31, 2013 multiplied by the closing price of our common units of $33.10 on that date.

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
Under the LTIP, the director will forfeit all unvested phantom units upon a termination of his duties as a director for any reason. If the director ceases providing services due to death or disability (as defined by the LTIP) prior to the date all phantom units have vested, then all restrictions lapse and all phantom units become immediately vested. If a Change of Control occurs (as defined under the LTIP), then all unvested phantom units become fully vested as of the date of the Change of Control. In addition, our directors will be reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board of directors or its committees.
The following table provides a summary of compensation paid to those directors for 2013:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Rob L. Jones	60,000	69,440	—	—	129,440
Frank A. Risch	20,000	101,954	—	—	121,954
Bryan F. Smith, Jr.	60,000	69,440	—	—	129,440
________________

(1)	The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the prorated annual retainer fee.

(2)
The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2013, calculated in accordance with the accounting guidance on share-based payments. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 18–Equity-Based Compensation in our Notes to Consolidated Financial Statements.

The following table presents additional information regarding unit awards granted to our non-employee directors during 2013:

Name	Grant Date		Approval Date	Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit and Option Awards ($) (1)
Rob L. Jones	3/1/2013	(2)	2/13/2013	2,552	69,440
Frank A. Risch	9/11/2013	(3)	9/11/2013	3,674	101,954
Bryan F. Smith, Jr.	3/1/2013	(2)	2/13/2013	2,552	69,440
________________

(1)
The reported grant date fair value of the phantom unit awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18 Equity-Based Compensation in our Notes to Consolidated Financial Statements.

(2)	The phantom units vest March 1, 2014.

(3)	The phantom units vest ratably on September 11, 2014, September 11, 2015 and September 11, 2016.

The following table presents the outstanding equity awards held by our non-employee directors as of December 31, 2013:

	Unit Awards (1)
	Number of Units that Have Not Vested (#)		Market Value of Units that Have Not Vested ($)(2)
Name
Rob L. Jones	3,333	(3)	110,322
	2,552	(4)	84,471
Frank A. Risch	3,674	(5)	121,609

Bryan F. Smith, Jr.	3,333	(3)	110,322
	2,552	(4)	84,471
________________

(1)	Reflects phantom units granted under the Plan. For additional information refer to Note 18–Equity-Based Compensation in our Notes to Consolidated Financial Statements.

(2)	Based on unit closing market price of $33.10 on December 31, 2013.

(3)	The unvested portion of this award will vest in equal installments on September 25, 2014 and September 25, 2015.

(4)	This award will vest on March 1, 2014.

(5)	This award will vest in equal installments on September 11, 2014, September 11, 2015 and September 11, 2016.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common units and subordinated units of Susser Petroleum Partners LP that are issued and outstanding as of March 7, 2014 and held by:

•	each person or group of persons known by us to be beneficial owners of 5% or more of our common units;

•	each director, director nominee and named executive officer of our general partner; and

•	all of our directors and executive officers of our general partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (9)	Percentage of Commons Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Baron Capital Group, Inc. (2)	1,484,219	13.5%	—	*	6.8%
Clearbridge Investments, LLC (3)	976,439	8.9%	—	*	4.4%
Goldman Sachs Asset Management LP (4)	634,550	5.8%	—	*	2.9%
SUSS (5)	79,308	*	10,939,436	100.0%	50.2%
Sam L. Susser (6)	266,933	2.4%	—	*	1.2%
E.V. Bonner, Jr. (7)	113,805	1.0%	—	*	*
Rocky B. Dewbre	16,000	*	—	*	*
Mary E. Sullivan	26,000	*	—	*	*
Gail S. Workman	—	*	—	*	*
Sam J. Susser (8)	11,000	*	—	*	*
Armand S. Shapiro (8)	5,000	*	—	*	*
David P. Engel (8)	21,940	*	—	*	*
Bryan F. Smith, Jr.	5,219	*	—	*	*
Rob L. Jones	29,219	*	—	*	*
Frank A. Risch	—	*	—	*	*
All executive officers and directors as a group (eleven persons)	495,116	4.5%	—	*	2.3%
________________
* Represents less than 1%.

(1)
As of the date set forth above, there are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations. Unless otherwise indicated, the address for all beneficial owners in this table is 555 East Airtex Drive, Houston, Texas 77073.

(2)
The information contained in the table and this footnote with respect to Baron Capital Group, Inc. is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014. Amount represents units reported to be held by a group comprised of Baron Capital Group, Inc. (BCG), BAMCO, Inc., Baron Capital Management, Inc., Ronald Baron, and Baron Small Cap Fund. Ronald Baron owns a controlling interest in BCG. The business address of the reporting party is 767 Fifth Avenue, 49th Floor, New York, New York 10153.

(3)
The information contained in the table and this footnote with respect to Clearbridge Investments, LLC is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014. The business address of the reporting party is 620 8th Avenue, New York, New York 10018.

(4)
The information contained in the table and this footnote with respect to Goldman Sachs Asset Management LP is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2014. The business address of the reporting party is 200 West Street, C/O Goldman Sachs & Co., New York, New York 10282.

(5)	The address for SUSS, and unless otherwise noted, for each of the directors and executive officers of our general partner, is 4525 Ayers Street, Corpus Christi, Texas 78415.

(6)
In addition to serving as the chairman of the board of directors of our general partner, Mr. Sam L. Susser is also chairman of the board of directors of SUSS, and as such, he is entitled to vote on decisions to vote, or to direct to vote, and to dispose, or to direct the disposition of, the common units and subordinated units held by SUSS or a wholly owned subsidiary of SUSS but he cannot individually control the outcome of such decisions. Mr. Sam L. Susser disclaims beneficial ownership of the common units and subordinated units held by SUSS or a wholly owned subsidiary of SUSS. The number of beneficially-owned units reflected for Mr. Sam L. Susser excludes 87,805 units conveyed to trusts for the benefit of his children and future grandchildren, of which Mr. Bonner serves as trustee.

(7) Includes 87,805 common units held in trusts for the benefit of Mr. Sam L. Susser's children and future grandchildren. Mr. Bonner acts as trustee of these trusts, and disclaims beneficial ownership of such units.

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
(9) Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of March 7, 2014, there were 11,020,764 common units deemed to be beneficially owned for purposes of the above table.

The following table sets forth, as of March 7, 2014, the number of shares of common stock of SUSS owned by each of the named directors of our general partner and all directors and executive officers of our general partner as a group.

	Shares of SUSS Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares (2)	Percentage of Total Shares (3)
Sam L. Susser (4)	2,338,922	10.7%
E.V. Bonner, Jr. (5)	325,987	1.5%
Rocky B. Dewbre	136,179	*
Mary E. Sullivan	101,939	*
Gail S. Workman	24,509	*
Sam J. Susser	43,001	*
Armand S. Shapiro	34,175	*
David P. Engel	84,726	*
Bryan F. Smith, Jr.	—	*
Rob L. Jones	—	*
Frank A. Risch	—	*
All executive officers and directors of SUSP as a group (eleven persons)	3,089,438	14.1%
________________

*	Less than 1.0%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 4525 Ayers Street, Corpus Christi, Texas 78415.

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

(3)	As of March 7, 2014, there were 21,849,675 shares of SUSS common stock deemed to be beneficially owned for purposes of the above table.

(4)
The total number of shares of common stock includes shares held in a limited partnership, the general partner of which is controlled by Mr. Susser. Does not include 120,425 shares conveyed to a trust for his children and future grandchildren, of which Mr. Bonner serves as trustee.

(5)
Includes 1,000 shares owned by Mr. Bonner's minor children. Includes 120,425 shares held in a trust for the benefit of Mr. Sam L. Susser's children and future grandchildren, for which Mr. Bonner acts as trustee and as to which he disclaims beneficial ownership.

Item 13.     Certain Relationships, Related Transactions and Director Independence

Transactions with SUSS and its Subsidiaries
The following table summarizes the distributions and payments made by us to SUSS or its subsidiaries during 2013.

Transaction	Explanation	Amount/Value

2013 Quarterly distributions on limited partner interests held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our general partner, including SUSS, in respect of common and subordinated units during 2013.	$20.0 million
Fuel sold to affiliates.	Total revenues we received under the SUSS Distribution Contract for fuel gallons sold by us to affiliates of our general partner, including SUSS, for 2013.	$3.0 billion
Payments to affiliates for transportation services.	Total payments we made to affiliates of our general partner, including SUSS, during 2013 for transportation services under the SUSS Transportation Contract.	$50.0 million
Reimbursement to our general partner for certain allocated overhead and other expenses.
Total payment to our general partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations, for 2013 pursuant to the Omnibus Agreement fiscal year.
$13.6 million
Sale and leaseback transactions with affiliates of our general partner.	Total amount paid by us to affiliates of our general partner, including SUSS, during 2013 for the 25 properties we acquired pursuant to the sale and leaseback option in our Omnibus Agreement.	$104.2 million
Rent from affiliates.	Total amount of rents we received from affiliates of our general partner, including SUSS, during 2013 for properties we lease to them.	$6.4 million
GFI Contribution	Represents the total amount of indebtedness (and other liabilities) assumed by us and the value of common units issued to SUSS in connection with the Gainesville Contribution.	$23.8 million

Other Transactions with Related Persons
Financing Transactions with Affiliates
Our indebtedness under our revolving credit agreement and term loan agreement, which was $182.1 million in the aggregate at December 31, 2013, is guaranteed up to $180.7 million by SUSS. In addition, SUSS provides credit support to certain of our suppliers under certain of our supply contracts.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
Our general partner's audit committee's written charter requires the audit committee to review and discuss with management and the independent auditor any transactions or courses of dealings with related parties that are significant in size or involve terms or other considerations that differ from those that would likely be negotiated with independent parties. Our Code of Business Conduct and Ethics, in turn, requires that all potential conflicts of interest (including related party transactions) be disclosed to our General Counsel. Payments to or from SUSS and its affiliates and the carrying out of our other performance obligations pursuant to the Omnibus Agreement, the SUSS Distribution Contract, the SUSS Transportation Agreement and the other agreements with SUSS and its affiliates entered into at the time of our IPO, including the majority of those described above, do not ordinarily require additional approval.
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
Item 14.     Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has selected Ernst & Young LLP to serve as our independent auditor for the year ending December 31, 2014. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.
Audit Fees
The following table presents fees for audit services rendered by Ernst & Young LLP (“Ernst & Young”) for the audit of our annual consolidated financial statements for 2012 and 2013, and fees billed for services rendered by Ernst & Young during the same periods.

	Fiscal 2012	Fiscal 2013
Audit Fees	$797,277	$566,116
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$797,277	$566,116

Fees for audit services billed or expected to be billed consisted of the audit of our annual financial statements, reviews of our interim financial statements and services associated with SEC registration statements and other SEC matters, including those related to our IPO in 2012.
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

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2013.

1.	Susser Petroleum Partners LP Audited Consolidated Financial Statements:

2.	Financial Statement Schedules - No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:
The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Petroleum Partners LP
By:	Susser Petroleum Partners GP LLC, its general partner
By:	/s/ Rocky B. Dewbre
Rocky B. Dewbre
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocky B. Dewbre	President and Chief Executive Officer	March 14, 2014
Rocky B. Dewbre	(Principal Executive Officer)

/s/ Mary E. Sullivan	Executive Vice President and Chief Financial Officer	March 14, 2014
Mary E. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam L. Susser	Chairman of the Board and Director	March 14, 2014
Sam L. Susser

/s/ Rob L. Jones	Lead Independent Director	March 14, 2014
Rob L. Jones

/s/ David P. Engel	Director	March 14, 2014
David P. Engel

/s/ Frank A. Risch	Director	March 14, 2014
Frank A. Risch

/s/ Armand S. Shapiro	Director	March 14, 2014
Armand S. Shapiro

/s/ Bryan F. Smith Jr.	Director	March 14, 2014
Bryan F. Smith Jr.

/s/ Sam J. Susser	Director	March 14, 2014
Sam J. Susser

Report of Independent Registered Public Accounting Firm

The Board of Directors of Susser Petroleum Partners GP LLC and
Unitholders of Susser Petroleum Partners LP

We have audited the accompanying consolidated balance sheets of Susser Petroleum Partners LP (the Partnership) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, unitholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Petroleum Partners LP at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 14, 2014

Susser Petroleum Partners LP
Consolidated Balance Sheets

	December 31, 2012	December 31, 2013

	(in thousands, except units)
Assets
Current assets:
Cash and cash equivalents	$6,752	$8,150
Accounts receivable, net of allowance for doubtful accounts of $103 at December 31, 2012, and $323 at December 31, 2013	33,008	69,005
Receivables from affiliates	59,543	49,879
Inventories, net	2,981	11,122
Other current assets	821	66
Total current assets	103,105	138,222
Property and equipment, net	68,173	180,127
Other assets:
Marketable securities	148,264	25,952
Goodwill	12,936	22,823
Intangible assets, net	23,131	22,772
Other noncurrent assets	191	188
Total assets	$355,800	$390,084
Liabilities and equity
Current liabilities:
Accounts payable	$88,884	$110,432
Accrued expenses and other current liabilities	1,101	11,427
Current maturities of long-term debt	24	525
Total current liabilities	90,009	122,384
Revolving line of credit	35,590	156,210
Long-term debt	149,241	29,416
Deferred tax liability, long-term portion	152	222
Other noncurrent liabilities	2,476	2,159
Total liabilities	277,468	310,391
Commitments and contingencies:
Partner's equity:
Limited partners:
Common unitholders - public (10,925,000 units issued and outstanding as of December 31, 2012 and 10,936,352 units issued and outstanding as of December 31, 2013)	210,462	210,269
Common unitholders - affiliated (14,436 units issued and outstanding as of December 31, 2012 and 79,308 units issued and outstanding as of December 31, 2013)	(175)	1,562
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding)	(131,955)	(132,138)
Total equity	78,332	79,693
Total liabilities and equity	$355,800	$390,084

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Operations and Comprehensive Income

	Year Ended
	December 31, 2011	December 31, 2012	December 31, 2013
	Predecessor
	(dollars in thousands, except unit and per unit amounts)
Revenues:
Motor fuel sales to third parties	$1,603,745	$1,738,096	$1,502,786
Motor fuel sales to affiliates	2,257,788	2,570,757	2,974,122
Rental income	5,467	5,045	10,060
Other income	7,980	7,514	5,611
Total revenues	3,874,980	4,321,412	4,492,579
Cost of sales:
Motor fuel cost of sales to third parties	1,572,528	1,704,804	1,476,479
Motor fuel cost of sales to affiliates	2,257,788	2,562,976	2,942,525
Other	1,641	2,130	2,611
Total cost of sales	3,831,957	4,269,910	4,421,615
Gross profit	43,023	51,502	70,964
Operating expenses:
General and administrative	10,559	12,013	16,814
Other operating	4,870	5,178	3,187
Rent	4,322	3,527	1,014
Loss on disposal of assets	221	341	324
Depreciation, amortization and accretion	6,090	7,031	8,687
Total operating expenses	26,062	28,090	30,026
Income from operations	16,961	23,412	40,938
Interest expense, net	(324)	(809)	(3,471)
Income before income taxes	16,637	22,603	37,467
Income tax expense	(6,039)	(5,033)	(440)
Net income and comprehensive income	$10,598	$17,570	$37,027

Less: Predecessor income prior to initial public offering on September 25, 2012	8,420
Limited partners' interest in net income subsequent to initial public offering	$9,150	$37,027

Net income per limited partner unit:
Common - basic and diluted	$0.42	$1.69
Subordinated - basic and diluted	$0.42	$1.69

Weighted average limited partner units outstanding:
Common units - public	10,925,000	10,928,198
Common units - affiliated	14,436	36,060
Subordinated units - affiliated	10,939,436	10,939,436

Cash distribution per unit	$0.47	$1.84
See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Unitholders' Equity

		Partnership
		(in thousands)
	Susser Petroleum Company LLC Predecessor	Common-Public	Common-SUSS	Subordinated-SUSS	Total SUSP	Total
Balance at December 31, 2010	$105,215	$—	$—	$—	$—	$105,215
Net income	10,598	—	—	—	—	10,598
Balance at December 31, 2011	115,813	—	—	—	—	115,813
Predecessor net income through September 24, 2012	8,420	—	—	—	—	8,420
Balance at September 24, 2012	124,233	—	—	—	—	124,233
Net liabilities not assumed by the Partnership	(54,653)	—	—	—	—	(54,653)
Allocation of net Parent investment to unitholders	(69,580)	—	91	69,489	69,580	—
Proceeds from initial public offering, net of underwriters' discount	—	210,647	—	—	210,647	210,647
Offering costs	—	(4,493)	—	—	(4,493)	(4,493)
Cash distributions to Parent	—		(273)	(206,069)	(206,342)	(206,342)
Cash distributions to Unitholders	—	(311)	—	—	(311)	(311)
Unit-based compensation	—	51	—	50	101	101
Partnership net income September 25, 2012 through December 31, 2012	—	4,568	7	4,575	9,150	9,150
Balance at December 31, 2012	—	210,462	(175)	(131,955)	78,332	78,332
Equity issued to parent	—	—	2,000	—	2,000	2,000
Cash distributions to Parent	—	—	(316)	(19,653)	(19,969)	(19,969)
Cash distributions to Unitholders	—	(19,632)	—	—	(19,632)	(19,632)
Unit-based compensation	—	965	3	967	1,935	1,935
Partnership net income	—	18,474	50	18,503	37,027	37,027
Balance at December 31, 2013	$—	$210,269	$1,562	$(132,138)	$79,693	$79,693

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2011	December 31, 2012	December 31, 2013
	Predecessor
	(in thousands)
Cash flows from operating activities:
Net income	$10,598	$17,570	$37,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,090	7,031	8,687
Amortization of deferred financing fees	—	102	381
Loss on disposal of assets and impairment charge	221	341	324
Non-cash stock based compensation	707	911	1,935
Deferred income tax	1,250	2,428	70
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,512)	(57,745)	(16,087)
Accounts receivable from affiliates	(8,198)	(36,366)	9,664
Inventories	(1,091)	(7,912)	(7,777)
Other assets	1,295	(63)	757
Accounts payable	18,474	93,193	9,691
Accrued liabilities	(1,708)	(2,272)	6,326
Other noncurrent liabilities	(461)	(730)	(318)
Net cash provided by operating activities	14,665	16,488	50,680
Cash flows from investing activities:
Capital expenditures	(7,388)	(41,493)	(113,590)
Purchase of intangibles	(12,050)	(2,513)	(2,661)
Purchase of marketable securities	—	(497,426)	(844,359)
Redemption of marketable securities	—	349,162	966,671
Proceeds from disposal of property and equipment	285	1,321	297
Net cash provided by (used in) investing activities	(19,153)	(190,949)	6,358
Cash flows from financing activities:
Cash from GFI contribution	—	—	784
Proceeds from issuance of long-term debt	—	180,666	—
Revolving line of credit, net	—	35,590	120,620
Loan origination costs	—	(1,907)	(270)
Payments on long-term debt	(21)	(32,523)	(137,173)
Proceeds from issuance of common units, net of offering costs	—	206,154	—
Distributions to Parent	—	(206,342)	(19,969)
Predecessor cash retained by Parent	—	(354)	—
Distributions to Unitholders	—	(311)	(19,632)
Net cash provided by (used in) financing activities	(21)	180,973	(55,640)
Net increase (decrease) in cash	(4,509)	6,512	1,398
Cash and cash equivalents at beginning of year	4,749	240	6,752
Cash and cash equivalents at end of period	$240	$6,752	$8,150

	Year Ended
	December 31, 2011	December 31, 2012	December 31, 2013
	Predecessor
	(in thousands)
Supplemental disclosure of non-cash activities:
Contribution of net assets from Parent	$—	$(69,580)	$—
Contribution of debt from Parent	$—	$—	$(21,850)
Issuance of units to Parent for net assets	$—	$—	$(2,000)
Supplemental disclosure of cash flow information:
Interest paid	$412	$940	$3,356
Income taxes paid	$—	$—	$18

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
In connection with the IPO and pursuant to the Contribution Agreement between the Partnership, the general partner, SUSS, Stripes LLC, Susser Holdings, L.L.C. and SPC (the "Contribution Agreement"), the following transactions occurred:

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
•leases and subleases under which it was a tenant, and
•leases and subleases under which it was a landlord.

•	SPC contributed its membership interests in T&C Wholesale LLC ("TCW") to SPOC.

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
In September 2013, SUSS acquired Gainesville Fuel, Inc., a wholesale fuel and lubricants business that it subsequently contributed to SUSP ("GFI Contribution"). The contribution was accounted for as a transfer of net assets between entities under common control. Specifically, SUSP recognized the acquired assets and assumed liabilities at SUSS’ carrying value, including the preliminary estimated purchase accounting adjustments, as of the acquisition date. In connection with the contribution, SUSP obtained working capital of $9.2 million, property and equipment of $4.5 million, goodwill of $9.9 million, assumed certain indebtedness and other liabilities totaling $21.8 million and issued 64,872 additional SUSP common units to SUSS. The final working capital true-up of $4.5 million was paid directly by SUSP during the fourth quarter of 2013. Following this transaction, SUSS owns 50.2% of the SUSP limited partner units, all of the incentive distribution rights and 100.0% of the general partner, which has a 0.0% noneconomic general partner interest in SUSP.
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

•	T&C Wholesale LLC and Susser Energy Services LLC, both Texas limited liability companies, distribute motor fuels, propane and lubricating oils, primarily in Texas and Oklahoma.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.
All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Initial Public Offering

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

The following is a summary of net income for the year ended December 31, 2012 disaggregated between Predecessor and the Partnership:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Year Ended December 31, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Revenues (a)	$3,240,271	$1,081,141	$4,321,412
Cost of sales (a)	3,204,277	1,065,633	4,269,910
Gross profit	35,994	15,508	51,502
Total operating expenses	22,496	5,594	28,090
Income from operations	13,498	9,914	23,412
Interest expense, net	(269)	(540)	(809)
Income before income taxes	13,229	9,374	22,603
Income tax expense	(4,809)	(224)	(5,033)
Net income	$8,420	$9,150	$17,570
(a) In 2013, we revised our presentation of fuel taxes on motor fuel sales at our consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales and cost of sales have been adjusted to reflect this revision.

The following is a summary of cash flow for the year ended December 31, 2012 disaggregated between Predecessor and the Partnership:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Year Ended December 31, 2012
	Through September 24, 2012	From September 25, 2012
	(in thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$9,183	$7,305	$16,488
Cash flows from investing activities:
Purchase of intangibles and capital expenditures	(9,806)	(34,200)	(44,006)
Purchase of marketable securities	—	(497,426)	(497,426)
Redemption of marketable securities	—	349,162	349,162
Proceeds from disposal of property and equipment	754	567	1,321
Net cash used in investing activities	(9,052)	(181,897)	(190,949)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	216,256	216,256
Loan origination costs	—	(1,907)	(1,907)
Payments on long-term debt	(17)	(32,506)	(32,523)
Proceeds from issuance of common units, net of offering costs	—	206,154	206,154
Distributions to Parent	—	(206,342)	(206,342)
Predecessor cash retained by Parent	(354)		(354)
Distributions to Unitholders	—	(311)	(311)
Net cash provided by (used in) financing activities	(371)	181,344	180,973
Net increase (decrease) in cash	(240)	6,752	6,512
Cash and cash equivalents at beginning of year	240	—	240
Cash and cash equivalents at end of period	$—	$6,752	$6,752

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

Acquisition Accounting
Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The Consolidated Statements of Operations and Comprehensive Income for the years presented include the results of operations for each acquisition from their respective date of acquisition.
Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less, but exclude debt or equity securities classified as marketable securities.

Marketable Securities

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs (See Note 9 for more information concerning fair value measurements). The marketable securities matured on January 10, 2014 and are classified on the balance sheet in other assets. Included in the marketable securities classification on the Consolidated Balance Sheets are approximately $3.4 million and $16.0 million in money market funds at December 31, 2012 and 2013, respectively. The carrying value of these money market funds approximate fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 31, 2012 and December 31, 2013 were not material. These investments are used as collateral to secure the SUSP term loan and are intended to be used only for future capital expenditures.

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

Inventories
Fuel inventories are stated at the lower of average cost or market. Shipping and handling costs and motor fuel taxes are included in the cost of inventories.
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

Based upon the analysis of qualitative factors, the Partnership determined that it is more likely than not that the reporting unit had a fair value which exceeded the carrying value. Some of the qualitative factors considered in applying this test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, the overall financial performance of the business and the performance of the unit price of the Partnership.

If qualitative factors were not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeded the carrying value of the reporting unit, then the two-step approach would be applied in making an evaluation. In step one, multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis) would be used. The computations require management to make significant estimates and assumptions.  Critical estimates and assumptions that are used as part of these evaluations would include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions. A discounted cash flow analysis requires management to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates.

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
Debt issuance costs are being amortized using the straight-line method, over the term of the debt. Supply agreements are being amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms.

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
Rental Income
Rental income from operating leases is recognized over the term of the lease on a straight line basis.
Cost of Sales
We include in “Cost of Sales” all costs we incur to acquire wholesale fuel, including the costs of purchasing, storing and transporting inventory prior to delivery to our wholesale customers. Items are removed from inventory and are included in cost of sales based on average cost. Cost of sales does not include any depreciation of our property, plant and equipment, as any amounts attributed to cost of sales would not be significant. Depreciation is separately classified in our Consolidated Statements of Operations and Comprehensive Income. The portion of fuel volumes purchased from suppliers who accounted for 10% or more of our total combined volume during the years ended December 31 are as follows:

	2011	2012	2013
Valero	37%	36%	34%
Chevron	20%	19%	17%

Motor Fuel Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Partnership. The Partnership's accounting policy for direct sales to dealer and commercial customers is to exclude the motor fuel tax collected from motor fuel sales and motor fuel cost of sales. For locations where the Partnership holds inventory, including consignment arrangements, motor fuel sales and motor fuel cost of sales include motor fuel taxes and such amounts for 2011, 2012 and 2013 were $54.6 million, $44.1 million and $18.3 million, respectively.
Deferred Branding Incentives
We receive payments for deferred branding incentives related to our fuel supply contracts. Unearned branding incentives are deferred and amortized as earned over the term of the respective agreement. Deferred branding incentives are amortized on a straight line basis over the term of the agreement as a credit to cost of sales.
Lease Accounting
The Partnership leases a portion of its properties under non-cancelable operating leases, whose initial terms are typically five to fifteen years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. The Partnership is typically responsible for payment of real estate taxes, maintenance expenses and insurance. The Partnership also leases certain vehicles, which are typically less than five years.

Fair Value of Financial Instruments
Cash, accounts receivable, certain other current assets, marketable securities, accounts payable, accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments.
Concentration Risk
Motor fuel sold to SUSS, mostly in Texas, represented approximately 60% of the total motor fuel sales for the years ended December 31, 2011 and 2012 and 67% for 2013. Prior to the IPO, these sales included only SUSS' retail locations and were at cost and no profit was reflected on these sales. Subsequent to the IPO, these sales include both SUSS' retail locations and consignment locations. Pursuant to the Distribution Contract, sales subsequent to the IPO reflect a margin of approximately three cents per gallon.
The Partnership has contracts with Valero and Chevron that expire in July 2018 and August 2014, respectively.
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

Stock and Unit-based Compensation

Certain employees supporting our Predecessor's operations were historically granted long-term incentive compensation awards under the SUSS stock-based compensation programs, which primarily consist of stock options and restricted common stock. Our Predecessor was allocated expenses for stock-based compensation costs, which are included in general and administrative expenses. The allocated expense was $0.7 million, $0.8 million and $1.4 million for the years ended December 31, 2011, 2012 and 2013, respectively.

In connection with our IPO, our general partner adopted the Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (“2012 LTIP"), under which various types of awards may be granted to employees, consultants and directors of our general partner who provide services for us. We amortize the grant-date fair value of these awards over the vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses. During the years ended December 31, 2012 and 2013 we recognized $0.1 million and $0.5 million, respectively, of stock compensation expense related to SUSP unit awards.

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

Our Predecessor recognized deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. The Partnership recognizes deferred income tax liabilities and assets related to its subsidiary, PropCo.

Our Predecessor recognized the impact of a tax position in the financial statements, if that position is not more likely than not of being sustained, based on the technical merits of the position. See Note 16 for additional information regarding de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

Reclassifications of Prior Year Amounts

Certain line items have been reclassified for presentation purposes. Predecessor non-cash stock based compensation on the 2011 and 2012 Consolidated Statements of Cash flows has been reclassified from changes in accounts receivable to non-cash stock based compensation to include all non-cash stock based compensation together and be consistent with the presentation in Note 18.

In 2013, the Partnership revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales and motor fuel cost of sales to be consistent with its Parent’s presentation of retail motor fuel sales. The effect of this immaterial error was to increase motor fuel sales and motor fuel cost of sales by $54.6 million and $44.1 million for 2011 and 2012, respectively. This revision had no impact on gross profit, income from operations, net income and comprehensive income, the balance sheets, or statements of cash flows.

New Accounting Pronouncements

FASB ASU No. 2013-11. In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists- Subtopic 740-10." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for annual and interim periods beginning after December 15, 2013 but early adoption is permitted. The adoption of this guidance is not expected to have an impact on the presentation of our financial statements.
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

4.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	December 31, 2012	December 31, 2013
	(in thousands)
Accounts receivable, trade	$32,906	$68,473
Other receivables	205	855
Allowance for uncollectible accounts, trade	(103)	(323)
Accounts receivable, net	$33,008	$69,005
Accounts receivable from affiliates are $59.5 million and $49.9 million as of December 31, 2012 and 2013, respectively. For additional information regarding our affiliated receivables, see Note 12.

An allowance for uncollectible accounts is provided based on management's evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable (balances for 2011 are for our Predecessor):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Allowance Retained by Parent	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
December 31, 2011	$346	$(58)	$121	$—	$167
December 31, 2012	167	103	—	167	103
December 31, 2013	103	360	140	—	323

5.	Inventories

Inventories consisted of the following:

	December 31, 2012	December 31, 2013
	(in thousands)
Fuel-consignment	$1,960	$2,103
Fuel-other wholesale	340	8,160
Other	681	859
Inventories, net	$2,981	$11,122

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2013
	(in thousands)
Land	$34,122	$68,213
Buildings and leasehold improvements	23,589	83,328
Equipment	16,049	34,703
Construction in progress	2,905	7,322
Total property and equipment	76,665	193,566
Less: Accumulated depreciation	(8,492)	(13,439)
Property and equipment, net	$68,173	$180,127

 Depreciation expense on property and equipment was $3.9 million, $3.7 million and $5.3 million for 2011, 2012 and 2013, respectively.

During 2011, our Predecessor recorded a net loss of $0.2 million on disposal of assets. During 2012, our Predecessor prior to the IPO and the Partnership post IPO recorded a net loss of $0.3 million on disposal of assets. During 2013, the Partnership recorded a net loss of $0.3 million on disposal of assets.

7.	Intangible Assets

Goodwill
The following table reflects goodwill balances and activity for the years ended December 31, 2012 and 2013:

	Susser Petroleum Company LLC Predecessor	Susser Petroleum Partners LP	Total
	(in thousands)
Balance at December 31, 2011	$20,661	$—	$20,661
Goodwill contributed to the Partnership	(12,936)	12,936	—
Goodwill retained by the Parent	(7,725)	—	(7,725)
Balance at December 31, 2012	—	12,936	12,936
Goodwill related to GFI Contribution	—	9,887	9,887
Balance at December 31, 2013	$—	$22,823	$22,823
Other Intangibles
In accordance with ASC 350 “Intangibles-Goodwill and Other”, the Partnership has finite‑lived intangible assets recorded that are amortized. The finite‑lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, noncompetes and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Supply agreements are being amortized over a weighted average period of approximately five years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately ten years. Noncompetes are being amortized over the terms of the agreement and are included in other intangibles below. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 31, 2012 and 2013:

	December 31, 2012			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Finite Lived
Supply agreements	$29,803	$8,674	$21,129	$31,982	$11,705	$20,277
Favorable leasehold arrangements, net	236	39	197	236	51	185
Loan origination costs	1,907	102	1,805	2,437	483	1,954
Other intangibles	63	63	—	389	33	356
Intangible assets, net	$32,009	$8,878	$23,131	$35,044	$12,272	$22,772

 Total amortization expense on finite‑lived intangibles included in depreciation, amortization and accretion for 2011, 2012 and 2013 was $2.2 million, $3.3 million and $3.4 million, respectively. The amortization of deferred financing fees included in interest expense for 2012 and 2013 was $0.1 million and $0.4 million, respectively. We had no amortization of deferred financing fees in 2011. The following table presents the Partnership's estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years for finite‑lived intangibles as of December 31, 2013 (in thousands):

	Amortization	Interest
2014	$3,126	$523
2015	2,943	523
2016	2,611	523
2017	2,275	386
2018	1,907	—

8.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	December 31, 2012	December 31, 2013

	(in thousands)
Accrued taxes	$370	$5,817
Deposits and other	731	5,610
Total	$1,101	$11,427
At December 31, 2012 and 2013, the Partnership had approximately $2.4 million and $2.0 million, respectively, of deferred incentives related to branding agreements with fuel suppliers, of which $2.4 million and $2.0 million, respectively, are included in deferred branding incentives, long-term portion in the accompanying consolidated balance sheets. The Partnership is recognizing the income on a straight-line basis over the agreement periods, which range from four to ten years.

9.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2012	December 31, 2013
	(in thousands)
SUSP Term loan, bearing interest at Prime or LIBOR plus an applicable margin	$148,166	$25,866
SUSP Revolver, bearing interest at Prime or LIBOR plus an applicable margin	35,590	156,210
Notes payable, bearing interest at 6% and 4%	1,099	4,075
Total debt	184,855	186,151
Less: current maturities	24	525
Long-term debt, net of current maturities	$184,831	$185,626
At December 31, 2013, scheduled future debt maturities are as follows (in thousands):

2014	$525
2015	26,393
2016	1,523
2017	157,710
Total	$186,151
Term Loan and Security Agreement
On September 25, 2012, in connection with the IPO, we entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”).  Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus
0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At December 31, 2013, the interest rate on the SUSP Term Loan was 0.42%.
In order to obtain the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). As of December 31, 2013, $26.0 million of commercial paper and money market fund investments collateralized the SUSP Term Loan. These investments are intended to be used to fund future capital expenditures. The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).
Revolving Credit Agreement
On September 25, 2012, in connection with the IPO, we entered into a $250.0 million revolving credit agreement with a syndicate of banks (the “SUSP Revolver”) expiring September 25, 2017. The facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $100 million.  Borrowings under the revolving credit facility bear interest at (i) a base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25%, (determined with reference to our consolidated total leverage ratio). In addition, the unused portion of our revolving credit facility is subject to a commitment fee ranging from 0.375% to 0.50%, based on our consolidated total leverage ratio. At December 31, 2013, the interest rate on the SUSP Revolver was 2.17%.
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
In December 2013, the SUSP Revolver commitments were increased by $150 million to a total of $400 million while retaining the ability to increase the SUSP Revolver by an additional $100 million. As of December 31, 2013, the balance on the SUSP Revolver was $156.2 million, and $10.0 million in standby letters of credit were outstanding. The unused availability on the SUSP Revolver at December 31, 2013 was $233.8 million. SUSP was in compliance with all financial covenants at December 31, 2013.
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
Other Debt
In August 2010 our Predecessor entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at December 31, 2012 and 2013 was $1.1 million. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
In September 2013, as part of the GFI Contribution, SUSS entered into two term loans of $14.9 million and $3.0 million.  We assumed the term loan obligations from SUSS as part of the net asset transfer for equity as part of the GFI Contribution.  The $14.9 million term loan had an interest rate of 3.25% and was paid off prior to December 31, 2013. The $3.0 million term loan had an outstanding balance of $3.0 million as of December 31, 2013 and bears a 4.0% fixed rate.

The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of December 31, 2013, is estimated to be approximately $186.6 million, based on the current balance of the SUSP Term Loan, the current balance of the SUSP Revolver and an analysis of the net present value of remaining payments on the other notes payable at a rate calculated off U.S. Treasury Securities.
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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. Included in the marketable securities classification on the Consolidated Balance Sheets are approximately $16.0 million in money market funds as of December 31, 2013. The carrying value of these money market funds approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 31, 2012 and December 31, 2013 were not material. These investments are used as collateral to secure the SUSP Term Loan and are intended to be used only for funding future capital expenditures.

10.	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	December 31, 2012	December 31, 2013
	(in thousands)
Deferred branding incentives, long-term portion	$2,442	$2,017
Reserve for underground storage tank removal	34	37
Reserve for environmental remediation, long-term	—	105
Total	$2,476	$2,159

11.	Benefit Plans

Employees supporting our operations participate in the SUSS benefit plans: the 401(k) benefit plan and the Non-Qualified Deferred Compensation Plan. Subsequent to the IPO, SUSS allocates expense related to the benefit plans as part of the allocation of oversight charges as described in Note 12.
The net expense incurred for these plans for 2011, 2012 and 2013, was approximately $0.2 million, $0.7 million and $0.7 million, respectively.

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

Summary of Transactions
Related party transactions with SUSS are as follows:

•
The Partnership sells motor fuel to SUSS for resale at its Stripes® convenience stores and independently operated consignment locations. Motor fuel sales to affiliates for the period ended December 31, 2012, subsequent to the IPO, were $722.1 million and resulted in gross profit of $7.8 million. Prior to September 25, 2012, our Predecessor sold motor fuel to affiliates at zero gross profit. Motor fuel sales to affiliates for the year ended December 31, 2013 were $3.0 billion and resulted in a gross profit of $31.6 million. Additionally, we collect credit card receipts from the motor fuel suppliers on SUSS' behalf.

•
SUSS charged us for general and administrative services under the Omnibus Agreement for oversight of the Partnership and its Predecessor. Such amounts include certain expenses allocated by SUSS for general corporate services, such as

20

finance, internal audit and legal services, which are included in general and administrative expenses. These expenses were charged or allocated to the Partnership based on the nature of the expenses and our proportionate share of employee time and headcount, which management believes to be reasonable. SUSS charged $1.6 million, $1.6 million and $2.2 million for the years ended December 31, 2011, 2012 and 2013, respectively, including non-cash stock based compensation. SUSS allocated to our Predecessor non-cash stock based compensation of $0.7 million and $0.8 million for December 31, 2011 and 2012, respectively.

•
We reimbursed SUSS for costs of employees supporting our operations of $2.9 million and $11.4 million for the years ended December 31, 2012 and 2013, respectively. Prior to the IPO, these expenses were incurred directly by our Predecessor.

•	We distributed $0.3 million and $20.0 million for the years ended December 31, 2012 and 2013, respectively, to SUSS as distributions on its common and subordinated units.

•
SUSS charged us for transportation services under the Transportation Contract for delivery of motor fuel to our customers of $11.9 million and $50.0 million for the years ended December 31, 2012 and 2013. Prior to the IPO, these expenses were incurred directly by our Predecessor.

•
SUSS charged our Predecessor for rent expense on certain real estate, which was in turn subleased by our Predecessor to dealers, of $1.1 million and $0.8 million for each of the years ended December 31, 2011 and 2012, respectively. No rent expense was incurred subsequent to the IPO.

•
We acquired 25 convenience store properties from SUSS for $104.2 million, including final true-ups, during the year ended December 31, 2013. Since our IPO through the end of 2013, we have acquired a total of 33 convenience store properties from SUSS for a total cost of $133.2 million, which also includes final true-up adjustments. These stores were leased back to SUSS.

•
We charged SUSS rent on the convenience store properties which were purchased by us and leased back to them. For the years ended December 31, 2012 and 2013, we charged $0.1 million and $6.4 million, respectively, to SUSS on these leases.

•	Net accounts receivable from SUSS were $59.5 million and $49.9 million at December 31, 2012 and December 31, 2013, respectively, which are primarily related to fuel purchases from us.

•
In connection with the GFI Contribution, SUSP issued 64,872 additional SUSP common units to SUSS with a value of $2.0 million and indirectly assumed $21.8 million of indebtedness and other liabilities.

13.	Commitments and Contingencies

Leases
The Partnership leases certain convenience store and other properties under non-cancellable operating leases whose initial terms are typically 5 to 15 years, along with options that permit renewals for additional periods. Minimum rent is typically expensed on a straight-line basis over the term of the lease. We typically are responsible for payment of real estate taxes, maintenance expenses and insurance. These properties are primarily sublet to third parties.

The components of net rent expense are as follows:

	Year Ended
	December 31, 2011	December 31, 2012	December 31, 2013
	Predecessor
	(in thousands)
Cash rent:
Store base rent	$3,729	$3,074	$819
Equipment rent	593	453	175
Total cash rent	4,322	3,527	994
Non-cash rent:
Straight-line rent	—	—	20
Net rent expense	$4,322	$3,527	$1,014

Equipment rent consists primarily of store equipment and vehicles. Sublease rental income for 2011, 2012 and 2013 was $2.5 million, $2.1 million and $0.9 million, respectively, and is included in other income.

Future minimum lease payments for future fiscal years are as follows (in thousands):

2014	$847
2015	866
2016	875
2017	886
2018	898
Thereafter	5,059
Total	$9,431

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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we, through our Predecessor, have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from third‑party liability claims. For 2013, our coverage was $1.0 million per occurrence, with a $2.0 million aggregate and $0.5 million self-insured retention. Our sites continue to be covered by this policy.
We are not currently involved in the remediation of motor fuel storage sites. We had no accrued liabilities for remediation activities as of December 31, 2012 and 2013. SUSS has agreed to indemnify us for any environmental costs that are determined to have been in existence at the time the properties were contributed to us. This indemnity expires September 2015. Any new releases will be our responsibility.
We have additional reserves of less than $0.1 million at December 31, 2012 and 2013 that represent our estimate for future asset retirement obligations for underground storage tanks.
Deferred Branding Incentives
We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2013, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $16.8 million. Of this amount, approximately $11.4 million would be the responsibility of the Partnership's branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SUSP would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding as no such dealer default is considered probable at December 31, 2013. We have $2.0 million recorded for deferred branding incentives, net of accumulated amortization, on the balance sheet as of December 31, 2013, which is included in other noncurrent liabilities. The Partnership amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.

14.	Rental Income under Operating Leases

The following schedule details our investment in property under operating leases:

	December 31, 2012	December 31, 2013
	(in thousands)
Land	$33,646	$66,931
Buildings and improvements	18,282	69,313
Equipment	14,691	38,644
Total property and equipment	66,619	174,888
Less: Accumulated depreciation	4,344	8,872
Property and equipment, net	$62,275	$166,016
Rental income for 2011, 2012 and 2013 was $5.5 million, $5.0 million and $10.1 million, respectively.
The following is a schedule by years of minimum future rental income under noncancelable operating leases as of December 31, 2013 (in thousands):

2014	$13,451
2015	12,625
2016	11,918
2017	11,319
2018	10,668
Thereafter	96,629
Total minimum future rentals	$156,610

See Note 12 for information regarding rental income and operating leases with SUSS.

15.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Year Ended
	December 31, 2011	December 31, 2012	December 31, 2013
	Predecessor
	(in thousands)
Cash interest expense	$412	$940	$3,356
Amortization of loan costs	—	102	381
Cash interest income	(88)	(233)	(266)
Interest expense, net	$324	$809	$3,471

16.	Income Tax

As a limited partnership, we are generally not subject to state and federal income tax, with the exception of the state of Texas.  Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). Our taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations and Comprehensive Income, is includable in the federal and state income tax returns of each unitholder.  We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, PropCo. PropCo is subject to federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2013, our non-qualifying income did not exceed the statutory limit.

 The net federal tax basis of the non-taxable Partnership's assets and liabilities is less than the reported amounts on the financial statements by approximately $16.0 million and $10.0 million as of December 31, 2012 and 2013 respectively.
Our Predecessor was subject to income tax and was included in the consolidated income tax returns of SUSS. Income taxes were allocated to our Predecessor based on separate-company computations of income or loss. The income tax expense for fiscal year ended December 31, 2011 are those of our Predecessor. For the fiscal year ended December 31, 2012, included in income tax expense is the expense of our Predecessor through September 24, 2012. Subsequent to the IPO, income tax expense consists of the franchise tax and the income tax expense of PropCo.
Components of income tax expense for fiscal years ended December 31, 2011, 2012, and 2013 are as follows:

	Year Ended
	December 31, 2011	December 31, 2012	December 31, 2013
	Predecessor
	(in thousands)
Current:
Federal	$4,524	$2,321	$68
State	265	284	302
Total current income tax expense	4,789	2,605	370
Deferred:
Federal	1,245	2,416	70
State	5	12	—
Total deferred tax expense	1,250	2,428	70
Net income tax expense	$6,039	$5,033	$440
A reconciliation of the statutory federal income tax rate to the effective tax rate for the fiscal years ended December 31, 2011, 2012, and 2013 are as follows:

	Year Ended
	December 31, 2011		December 31, 2012		December 31, 2013
	Predecessor
	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %
Tax at statutory federal rate	$5,823	35.0%	$7,911	35.0%	$13,113	35.0%
Partnership earnings not subject to tax	—	—%	(3,128)	(13.8%)	(13,028)	(34.8)%
State and local tax, net of federal benefit	176	1.0%	217	1.0%	301	0.8%
Other	40	0.3%	33	0.1%	54	0.2%
Net income tax expense	$6,039	36.3%	$5,033	22.3%	$440	1.2%

Components of deferred tax assets and liabilities are as follows:

	December 31, 2012	December 31, 2013
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$35	$1,174
Total deferred tax assets	35	1,174
Deferred tax liabilities:
Fixed assets	187	1,381
Intangible assets	—	15
Total deferred tax liabilities	187	1,396
Net deferred income tax assets (liabilities)	$(152)	$(222)
Current net deferred tax assets (liabilities)	$—	$—
Noncurrent net deferred tax assets (liabilities)	$(152)	$(222)
PropCo has net operating losses of $3.4 million as of December 31, 2013. These losses expire as of 2033. We have determined that it is more likely than not that all deferred tax assets will be realized, and have therefore determined that no valuation allowance is needed as of December 31, 2012 or 2013.
Uncertain Tax Positions
It is our policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. Interest and penalties incurred by us have not been material in 2011, 2012 or 2013. Our Parent files income tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, Louisiana and New Mexico. These returns are subject to examinations in all jurisdictions for all returns for the 2009 through 2013 tax years.
As of December 31, 2013, all tax positions taken by us are considered highly certain. There are no positions we reasonably anticipate will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

17.	Equity
As of December 31, 2013, SUSS owned 79,308 common units and 10,939,436 subordinated units, which together constitute a 50.2% ownership interest in us. In September 2013, in conjunction with the GFI Contribution and related transfer, we issued 64,872 common units to SUSS. As of December 31, 2013, the public owned 10,936,352 units.
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
The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Attributable to Common Units
	Year Ended
	December 31, 2012	December 31, 2013
Distributions (a)	$5,098	$20,251
Distributions in excess of net income	(523)	(1,717)
Limited partners' interest in net income subsequent to initial public offering	$4,575	$18,534

Attributable to Subordinated Units
	Year Ended
	December 31, 2012	December 31, 2013
Distributions (a)	$5,098	$20,167
Distributions in excess of net income	(523)	(1,674)
Limited partners' interest in net income subsequent to initial public offering	$4,575	$18,493

(a) Distributions declared per unit to unitholders as of record date	$0.4660	$1.8441

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
The following table presents our cash distributions paid in 2013 and 2012:

Payment Date	Per Unit Distribution	Total Cash Distribution
		( in thousands)
November 29, 2013	$0.4687	$10,290
August 29, 2013	$0.4528	$9,907
May 30, 2013	$0.4375	$9,572
March 1, 2013	$0.4375	$9,572
November 29, 2012	$0.0285	$624

18.	Equity-Based Compensation
Unit-based compensation expense related to the Partnership and stock-based compensation expense allocated to our Predecessor that was included in our Condensed Consolidated Statements of Operations and Comprehensive Income was as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
	Predecessor
Phantom common units	$—	$101	$530
Predecessor allocated expense	707	810	—
SUSS allocated expense	—	—	1,406
Total equity-based compensation expense	$707	$911	$1,936

Phantom Common Unit Awards
During 2012, our general partner issued a total of 32,500 phantom unit awards to certain directors and employees under the 2012 LTIP in connection with the closing of the IPO. During 2013, our general partner issued a total of 15,815 phantom award units to certain directors and employees. Recipients have no distribution or voting rights on these awards until they vest, and are settled in common units representing limited partner interests. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-to-three year period and employee awards vest ratably over a two-to-five year service period. Total unrecognized compensation cost related to our nonvested phantom units totaled $0.4 million as of December 31, 2013, which is expected to be recognized over a weighted-average period of three years. The fair value of nonvested service phantom units outstanding as of December 31, 2013, totaled $0.8 million. The fair value of phantom units which vested during 2013 was $0.2 million.
A summary of our phantom unit award activity for the years ended December 31, 2012 and 2013, is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	—	$—
Granted	32,500	18.93
Nonvested at December 31, 2012	32,500	18.93
Granted	15,815	27.15
Vested	(11,352)	21.50
Nonvested at December 31, 2013	36,963	$21.66

19.	Net Income per Unit
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

We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations as follows:

	Year Ended
	December 31, 2012	December 31, 2013
	(dollars in thousands, except units and per unit amounts)
Net income subsequent to initial public offering	$9,150	$37,027
Less: General partner's interest in net income subsequent to initial public offering	—	—
Limited partners' interest in net income subsequent to initial public offering	$9,150	$37,027

Weighted average limited partner units outstanding:
Common - basic	10,939,436	10,964,258
Common - equivalents	3,723	21,844
Common - diluted	10,943,159	10,986,102

Subordinated - SUSS (basic and diluted)	10,939,436	10,939,436

Net income per limited partner unit:
Common - basic and diluted	$0.42	$1.69
Subordinated - SUSS (basic and diluted)	$0.42	$1.69

20.	Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited financial and operating data for each quarter during 2012 and 2013. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2012 (a)				2013
	1st QTR	2nd QTR	3rd QTR	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR
	Predecessor
	(dollars and gallons in thousands)
Motor fuel sales (b)	$1,082,996	$1,097,534	$1,120,298	$1,008,025	$1,087,489	$1,117,414	$1,162,746	$1,109,259
Rental and other income	3,409	3,041	3,499	2,610	2,928	3,483	4,051	5,209
Total revenue (b)	1,086,405	1,100,575	1,123,797	1,010,635	1,090,417	1,120,897	1,166,797	1,114,468

Motor fuel gross profit	7,112	11,570	9,799	12,592	13,215	14,012	14,903	15,774
Other gross profit	2,771	2,610	3,029	2,019	2,341	2,944	3,500	4,275
Total gross profit	9,883	14,180	12,828	14,611	15,556	16,956	18,403	20,049

Income from operations	2,734	5,897	5,469	9,312	8,979	10,530	10,663	10,766

Net income	$1,674	$3,703	$3,617	$8,576	$8,227	$9,680	$9,597	$9,523

Limited partners interest in net income subsequent to IPO:			574	8,576	8,227	9,680	9,597	9,523
Net income per limited Partner unit: (c)
Common (basic)			$0.03	$0.39	$0.38	$0.44	$0.44	$0.43
Common (diluted)			$0.03	$0.39	$0.38	$0.44	$0.44	$0.43
Subordinated (basic and diluted)			$0.03	$0.39	$0.38	$0.44	$0.44	$0.43

Fuel gallons	351,368	369,027	367,362	362,189	366,882	389,041	399,524	415,587

Motor fuel margin - third party (d)	5.0¢	7.5¢	6.3¢	4.5¢	5.0¢	4.9¢	5.2¢	5.2¢
Motor fuel margin - affiliated (e)			3.0¢	3.0¢	3.0¢	3.0¢	3.0¢	3.0¢

(a)
The information presented includes the results of operations of Predecessor for periods presented through September 24, 2012 and of SUSP for the period beginning September 25, 2012, the date SUSP commenced operations.

(b)
In 2013, we revised our presentation of fuel taxes on motor fuel sales at our consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

(c)	Net income per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to September 25, 2012.

(d)	Excludes the impact of motor fuel sold to affiliates.

(e)	Prior to September 25, 2012, there was no mark-up on gallons sold to affiliates. This only includes mark-up on gallons sold after September 24, 2012.

EXHIBIT INDEX

Exhibit No.		Description
3.1		First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (1)
3.2		Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (1)
10.1		Omnibus Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC and Susser Holdings Corporation, dated September 25, 2012 (1)
10.2
Revolving Credit Agreement among Susser Petroleum Partners LP, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated September 25, 2012 (1)

10.3
Amendment No.1 and Joinder to Credit Agreement among Susser Petroleum Partners LP, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated December 17, 2013 *

10.4		Term Loan and Security Agreement between Susser Petroleum Partners LP, as Borrower, and Bank of America, N.A., as Lender, dated September 25, 2012 (1)
10.5		Transportation Agreement between Susser Petroleum Operating Company LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)
10.6		Fuel Distribution Agreement by and among Susser Petroleum Operating Company LLC, Susser Holdings Corporation, Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)
10.7
Contribution Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC, Susser Holdings Corporation, Susser Holdings, L.L.C., Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)

10.8		Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (2)
10.9		Form of Director Indemnification Agreement (2)
10.10		Revised Form of Director Indemnification Agreement *
10.11		Form of Phantom Unit Award Agreement (2)
10.12		Form of Lease Agreement (Stripes LLC) (3)
10.13	+
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

10.16	+
Branded Distributor Marketing Agreement (Shamrock Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP, and assigned to Susser Petroleum Operating Company LLC on September 25, 2012 (2)

10.17	+
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
(3) Incorporated by reference to the annual report on Form 10-K filed by the registrant on March 15, 2013.