Form 10-Q
period 2014-03-31
Susser Petroleum Partners LP
filed 2014-05-09
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2014
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
The registrant had 11,020,764 common units and 10,939,436 subordinated units outstanding at May 2, 2014.

SUSSER PETROLEUM PARTNERS LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Susser Petroleum Partners LP
Consolidated Balance Sheets

	December 31, 2013	March 31, 2014
		unaudited
	(in thousands, except units)
Assets
Current assets:
Cash and cash equivalents	$8,150	$5,957
Accounts receivable, net of allowance for doubtful accounts of $323 at December 31, 2013, and $457 at March 31, 2014	69,005	97,875
Receivables from affiliates	49,879	60,086
Inventories, net	11,122	35,805
Other current assets	66	329
Total current assets	138,222	200,052
Property and equipment, net	180,127	206,144
Other assets:
Marketable securities	25,952	—
Goodwill	22,823	22,823
Intangible assets, net	22,772	24,954
Other noncurrent assets	188	190
Total assets	$390,084	$454,163
Liabilities and equity
Current liabilities:
Accounts payable	$110,432	$123,017
Accrued expenses and other current liabilities	11,427	15,177
Current maturities of long-term debt	525	525
Total current liabilities	122,384	138,719
Revolving line of credit	156,210	230,000
Long-term debt	29,416	3,543
Deferred tax liability, long-term portion	222	193
Other noncurrent liabilities	2,159	1,827
Total liabilities	310,391	374,282
Commitments and contingencies:
Partners' equity:
Limited partners:
Common unitholders - public (10,936,352 units issued and outstanding at December 31, 2013 and 10,941,456 units issued and outstanding at March 31, 2014)	210,269	210,364
Common unitholders - affiliated (79,308 units issued and outstanding at December 31, 2013 and at March 31, 2014)	1,562	1,559
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding at December 31, 2013 and March 31, 2014)	(132,138)	(132,042)
Total equity	79,693	79,881
Total liabilities and equity	$390,084	$454,163

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Operations and Comprehensive Income
Unaudited

	Three Months Ended
	March 31, 2013	March 31, 2014
	(in thousands, except unit and per unit amounts)
Revenues:
Motor fuel sales to third parties	$356,762	$444,566
Motor fuel sales to affiliates	730,727	766,090
Rental income	1,629	3,923
Other income	1,299	2,008
Total revenues	1,090,417	1,216,587
Cost of sales:
Motor fuel cost of sales to third parties	350,965	435,723
Motor fuel cost of sales to affiliates	723,309	757,723
Other	587	1,021
Total cost of sales	1,074,861	1,194,467
Gross profit	15,556	22,120
Operating expenses:
General and administrative	3,899	4,870
Other operating	631	2,034
Rent	204	249
Loss on disposal of assets	22	—
Depreciation, amortization and accretion	1,821	3,326
Total operating expenses	6,577	10,479
Income from operations	8,979	11,641
Interest expense, net	(683)	(1,502)
Income before income taxes	8,296	10,139
Income tax expense	(69)	(7)
Net income and comprehensive income	$8,227	$10,132
Net income per limited partner unit:
Common (basic and diluted)	$0.38	$0.46
Subordinated (basic and diluted)	$0.38	$0.46
Weighted average limited partner units outstanding:
Common units - public	10,925,000	10,938,053
Common units - affiliated	14,436	79,308
Subordinated units - affiliated	10,939,436	10,939,436

Cash distribution per unit	$0.4375	$0.5021

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended
	March 31, 2013	March 31, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$8,227	$10,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,821	3,326
Amortization of deferred financing fees	95	96
Loss on disposal of assets	22	—
Non-cash stock based compensation	405	707
Deferred income tax	152	(29)
Changes in operating assets and liabilities:
Accounts receivable	(8,541)	(28,871)
Accounts receivable from affiliates	2,242	(10,207)
Inventories	(21,027)	(24,683)
Other assets	691	(265)
Accounts payable	30,668	12,585
Accrued liabilities	2,625	3,325
Other noncurrent liabilities	(285)	(332)
Net cash provided by (used in) operating activities	17,095	(34,216)
Cash flows from investing activities:
Capital expenditures	(27,538)	(28,424)
Purchase of intangibles	(314)	(2,790)
Purchase of marketable securities	(312,899)	—
Redemption of marketable securities	338,896	25,952
Proceeds from disposal of property and equipment	—	17
Net cash used in investing activities	(1,855)	(5,245)
Cash flows from financing activities:
Revolving line of credit, net	23,010	73,790
Payments on long-term debt	(26,105)	(25,872)
Distributions to Parent	(4,792)	(5,345)
Distributions to Unitholders	(4,780)	(5,305)
Net cash provided by (used in) financing activities	(12,667)	37,268
Net increase (decrease) in cash	2,573	(2,193)
Cash and cash equivalents at beginning of year	6,752	8,150
Cash and cash equivalents at end of period	$9,325	$5,957

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
SUSS currently owns 50.2% of the SUSP limited partner units, all of the incentive distribution rights and 100% of our general partner, which has a 0.0% non-economic general partner interest in SUSP. SUSS is the primary beneficiary of our earnings and cash flows and therefore SUSS consolidates us into their financial results.
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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Partnership and its subsidiaries, and all amounts at March 31, 2014 and for the three months ended March 31, 2013 and March 31, 2014 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.
Certain line items have been reclassified for presentation purposes. In the fourth quarter of 2013, the Partnership revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales and motor fuel cost of sales to be consistent with its Parent's presentation of retail motor fuel sales. The effect of this immaterial error was to increase motor fuel sales and motor fuel cost of sales by $9.3 million for the three months ended March 31, 2013. This revision had no impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.

2.	New Accounting Pronouncements

FASB ASU No. 2013-11. In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists- Subtopic 740-10." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU was effective for annual and interim periods beginning after December 15, 2013. The adoption of this guidance did not have an impact on the presentation of our financial statements.

3.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	December 31, 2013	March 31, 2014
	(in thousands)
Accounts receivable, trade	$68,473	$98,085
Other receivables	855	247
Allowance for uncollectible accounts, trade	(323)	(457)
Accounts receivable, net	$69,005	$97,875
Accounts receivable from affiliates are $49.9 million and $60.1 million as of December 31, 2013 and March 31, 2014, respectively. For additional information regarding our affiliated receivables, see Note 14.

4.	Inventories

Inventories consisted of the following:

	December 31, 2013	March 31, 2014
	(in thousands)
Fuel-consignment	$2,103	$2,128
Fuel-other wholesale	8,160	32,798
Other	859	879
Inventories, net	$11,122	$35,805

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2013	March 31, 2014
	(in thousands)
Land	$68,213	$76,412
Buildings and leasehold improvements	83,328	98,604
Equipment	34,703	39,880
Construction in progress	7,322	7,096
Total property and equipment	193,566	221,992
Less: Accumulated depreciation	(13,439)	(15,848)
Property and equipment, net	$180,127	$206,144

6.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 31, 2013 and March 31, 2014, we had $22.8 million of goodwill recorded in conjunction with past business combinations. The 2013 impairment analysis indicated no impairment in goodwill. As of March 31, 2014, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the first quarter of 2014, and we believe the assumptions used in the analysis performed in 2013 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first three months of 2014.

The Partnership has finite‑lived intangible assets recorded that are amortized. The finite‑lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, non-competes and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Supply agreements are being amortized over a weighted-average period of approximately five years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately 10 years. Non-competes are being amortized over the terms of the agreement and are included in other intangibles below. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.
Included in supply agreement at March 31, 2014, are approximately $2.5 million related to the acquisition of 19 fuel distribution contract during the first quarter. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill:

	December 31, 2013			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Finite-lived
Supply agreements	$31,982	$11,705	$20,277	$35,083	$12,502	$22,581
Favorable leasehold arrangements, net	236	51	185	236	54	182
Loan origination costs	2,437	483	1,954	2,437	578	1,859
Other intangibles	389	33	356	389	57	332
Intangible assets, net	$35,044	$12,272	$22,772	$38,145	$13,191	$24,954

7.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2013	March 31, 2014
	(in thousands)
SUSP Term loan, bearing interest at Prime or LIBOR plus an applicable margin	$25,866	$—
SUSP Revolver, bearing interest at Prime or LIBOR plus an applicable margin	156,210	230,000
Notes payable, bearing interest at 6% and 4%	4,075	4,068
Total debt	186,151	234,068
Less: Current maturities	525	525
Long-term debt, net of current maturities	$185,626	$233,543
Term Loan and Security Agreement
On September 25, 2012, in connection with the IPO, we entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”).  Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. In order to obtain the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). As of March 31, 2014, the SUSP Term Loan had been repaid and the Collateral Account had been liquidated.
Revolving Credit Agreement
On September 25, 2012, we entered into a $250 million revolving credit agreement with a syndicate of banks (the “SUSP Revolver”) expiring September 25, 2017. In December 2013, the SUSP Revolver commitments were increased by $150 million to a total of $400 million while retaining the ability to increase the SUSP Revolver by an additional $100 million.  Borrowings under the revolving credit facility bear interest at (i) a base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25%, (determined with reference to our consolidated total leverage ratio). In addition, the unused portion of our revolving credit facility is subject to a commitment fee ranging from 0.375% to 0.50%, based on our consolidated total leverage ratio.
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
As of March 31, 2014, the balance on the SUSP Revolver was $230.0 million, and $10.9 million in standby letters of credit were outstanding. The unused availability on the SUSP Revolver at March 31, 2014 was $159.1 million. SUSP was in compliance with all financial covenants at March 31, 2014.
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
Other Debt
In August 2010 we entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at December 31, 2013 and March 31, 2014 was $1.1 million. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
In September 2013, we assumed a $3.0 million term loan obligation from SUSS as part of the contribution of net assets of Gainesville Fuel business ("GFI Contribution").  The term loan had an outstanding balance of $3.0 million as of March 31, 2014 and bears a 4.0% fixed rate.
The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of March 31, 2014, is estimated to be approximately $234.6 million, based on the current balance of the SUSP Revolver and an analysis of the net present value of remaining payments on the other notes payable at a rate calculated off U.S. Treasury Securities.
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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. Marketable securities were liquidated in the first quarter of 2014. The investments in debt securities, which typically mature in one year or less, were classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities as of December 29, 2013 were measured using Level 1 inputs.

8.	Commitments and Contingencies

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

The components of net rent expense are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2014
	(in thousands)
Cash rent:
Store base rent	$204	$196
Equipment rent	—	48
Total cash rent	204	244
Non-cash rent:
Straight-line rent	—	5
Net rent expense	$204	$249

Equipment rent consists primarily of store equipment and vehicles.

Letters of Credit
We were contingently liable for $10.9 million related to irrevocable letters of credit required by various third parties at March 31, 2014, under the SUSP Revolver.

9.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2014
	(in thousands)
Cash interest expense	$696	$1,429
Amortization of loan costs	95	96
Cash interest income	(108)	(23)
Interest expense, net	$683	$1,502

10.	Income Tax
As a limited partnership, we are generally not subject to state and federal income tax, with the exception of the state of Texas.  Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). Our taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations and Comprehensive Income, is includable in the federal and state income tax returns of each unitholder.  We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, PropCo. PropCo is subject to federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2013 and the three months ended March 31, 2014, our non-qualifying income did not exceed the statutory limit.

	Three Months Ended
	March 31, 2013		March 31, 2014
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$2,928	35.0%	$3,549	35.0%
Partnership earnings not subject to tax	(2,928)	(35.0)%	(3,610)	(35.6)%
State and local tax, net of federal benefit	69	0.8%	68	0.7%
Net income tax expense	$69	0.8%	$7	0.1%

11.	Equity
As of March 31, 2014, SUSS owned 79,308 common units and 10,939,436 subordinated units, which together constitute a 50.2% ownership interest in us. As of March 31, 2014 the public owned 10,941,456 units.

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
The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Attributable to Common Units
	Three Months Ended
	March 31, 2013	March 31, 2014
Distributions (a)	$4,786	$5,535
Distributions in excess of income	(672)	(450)
Limited partners' interest in net income	$4,114	$5,085

Attributable to Subordinated Units
	Three Months Ended
	March 31, 2013	March 31, 2014
Distributions (a)	$4,786	$5,491
Distributions in excess of income	(672)	(444)
Limited partners' interest in net income	$4,114	$5,047

(a) Distributions declared per unit to unitholders as of record date	$0.4375	$0.5021

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
Cash Distributions
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. The following table summarizes the cash distributions paid or payable for 2014.

Payment Date	Per Unit Distribution	Total Cash Distribution
		( in thousands)
February 28, 2014	$0.4851	$10,650
May 30, 2014	$0.5021	$11,026

12.	Equity-Based Compensation
Unit-based compensation expense related to the Partnership that was included in our Consolidated Statements of Operations and Comprehensive Income was as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2014
Phantom common units	$123	$109
SUSS allocated expense	282	598
Total equity-based compensation expense	$405	$707

Phantom Common Unit Awards
During the first quarter of 2014, 6,354 grants were issued. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date reduced by the present value of estimated dividends over the vesting period, since the phantom units do not receive dividends until vested. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest over a one-to-three-year period and employee awards vest ratably over a two-to-five-year service period. The fair value of nonvested service phantom units outstanding as of March 31, 2014, totaled $0.9 million which will be amortized to expense over the requisite service period.

A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	32,500	$18.93
Granted	15,815	27.15
Vested	(11,352)	21.50
Nonvested at December 31, 2013	36,963	21.66
Granted	6,354	33.24
Vested	(5,104)	26.79
Nonvested at March 31, 2014	38,213	$22.84

13.	Net Income per Unit
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions to SUSS, the holder of the IDRs, pursuant to our partnership agreement which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
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
We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2014
	(in thousands, except units and per unit amounts)
Net income	$8,227	$10,132
Less: General partner's interest in net income	—	—
Limited partners' interest in net income	$8,227	$10,132

Weighted average limited partner units outstanding:
Common - basic	10,939,436	11,017,361
Common - equivalents	12,154	24,837
Common - diluted	10,951,590	11,042,198
Subordinated - SUSS (basic and diluted)	10,939,436	10,939,436
Net income per limited partner unit:
Common - basic and diluted	$0.38	$0.46
Subordinated - SUSS (basic and diluted)	$0.38	$0.46

14.	Related-Party Transactions

We entered into two long-term, fee-based commercial agreements with SUSS in connection with our IPO, summarized as follows:

•
Distribution contract - a 10-year agreement under which we are the exclusive distributor of motor fuel to SUSS' existing Stripes® convenience stores and independently operated consignment locations, and to all future sites purchased by SUSP pursuant to the sale and leaseback option under the Omnibus Agreement, at cost, including tax and transportation costs, plus a fixed profit margin of approximately three cents per gallon. In addition, all future motor fuel volumes purchased by SUSS for its own account will be added to the distribution contract pursuant to the terms of the Omnibus Agreement.

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

Summary of Transactions
Related-party transactions with SUSS are as follows:

•
The Partnership sells motor fuel to SUSS for resale at its Stripes® convenience stores and independently operated consignment locations. Motor fuel sales to affiliates for the three months ended March 31, 2014 and 2013, were $766.1 million and $730.7 million, resulting in gross profit of $8.4 million and $7.4 million, respectively. Additionally, we collect credit card receipts from the motor fuel suppliers on SUSS' behalf.

•
SUSS charged us for general and administrative services under the Omnibus Agreement for oversight of the Partnership. Such amounts include certain expenses allocated by SUSS for general corporate services, such as finance, internal audit and legal services, which are included in general and administrative expenses. These expenses were charged or allocated to the Partnership based on the nature of the expenses and our proportionate share of employee time and headcount, which management believes to be reasonable. SUSS charged us $0.8 million and $0.5 million during the quarter ended March 31, 2014 and 2013, including non-cash stock based compensation.

•	We reimbursed SUSS for costs of employees supporting our operations of $3.4 million and $2.7 million during the quarter ended March 31, 2014 and 2013, respectively.

•	We distributed $5.3 million and $4.8 million during the three months ended March 31, 2014 and 2013, respectively, to SUSS as regular distributions on its common and subordinated units.

•
SUSS charged us for transportation services under the Transportation Contract for delivery of motor fuel to our customers of $13.3 million and $11.6 million for the three months ended March 31, 2014 and 2013.

•
We acquired seven convenience store properties from SUSS for $27.3 million during the quarter ended March 31, 2014. Since our IPO, we have acquired a total of 40 convenience store properties from SUSS, for a total cost of $160.7 million which also includes final true up adjustments, through March 31, 2014.

•
We charged SUSS rent on the convenience store properties which were purchased by us and leased back to them. For the three months ended March 31, 2014 and 2013, we charged $3.0 million and $0.8 million, respectively, to SUSS on these leases.

•	Net accounts receivable from SUSS were $49.9 million and $60.1 million at December 31, 2013 and March 31, 2014, respectively, which are primarily related to fuel purchases from us.

15.	Subsequent Event

On April 27, 2014, SUSS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP will acquire the outstanding common shares of SUSS. By acquiring SUSS, ETP will also own the general partner interest and the incentive distribution rights in SUSP, and approximately 11 million SUSP common units (representing approximately 50.2% of SUSP’s outstanding units). Under the terms of the Merger Agreement, the shareholders of SUSS will have the option to elect to receive either $80.25 in cash or 1.4506 ETP common units, or a combination of both, for each share held. The shareholder election is subject to proration to ensure that aggregate cash paid and common units issued will each represent 50% of the aggregate merger consideration. Unvested phantom units which were outstanding on April 27, 2014 will vest upon completion of the Merger.
SUSS’ board of directors has approved and adopted the Merger Agreement and has agreed to recommend that SUSS’ shareholders approve and adopt the Merger Agreement, subject to certain exceptions set forth in the Merger Agreement. SUSS has also agreed not to directly or indirectly solicit competing acquisition proposals or, subject to certain exceptions with respect to unsolicited proposals, to enter into discussions concerning, or provide confidential information in connection with, any alternative business combinations. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, including in connection with the acceptance of an alternative transaction, SUSS may be required to pay ETP a termination fee equal to $68 million. Completion of the Merger is subject to certain customary conditions, including approval by SUSS shareholders and receipt of required regulatory approvals. The Merger Agreement also contains customary representations, warranties and covenants by each of the parties thereto. Additional information may be found in SUSS and our filings with the U.S. Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report.

Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2013.
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

Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	SUSS' business strategy and operations and SUSS' conflicts of interest with us;

•	Renewal or renegotiation of our long-term distribution contracts with our customers;

•	Changes in the price of and demand for the motor fuel that we distribute;

•	Our dependence on two principal suppliers;

•	Changing consumer preferences for alternative fuel sources or improvement in fuel efficiency;

•	Competition in the wholesale motor fuel distribution industry;

•	Seasonal trends;

•	Severe or unfavorable weather conditions;

•	Our ability to make acquisitions;

•	Environmental, tax and other federal, state and local laws and regulations;

•	Dangers inherent in the storage of motor fuel;

•	The fact that we are not fully insured against all risks incident to our business;

•	Reliance of our suppliers to provide trade credit terms to adequately fund our ongoing operations;

•	Acts of war and terrorism;

•	Dependence on our information technology systems; and

•	Our reliance on SUSS for transportation services.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in each subsequent quarterly report on Form 10-Q, including this filing. Please refer to “Item 1A. Risk Factors” in SUSS' Annual Report on Form 10-K for the year ended December 30, 2013, and in each subsequent quarterly report, including its Form 10-Q filing for this quarter, for a discussion of risks and uncertainties affecting SUSS, which may indirectly affect SUSP. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
We are a growth-oriented Delaware limited partnership formed by SUSS to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. We closed the initial public offering of our common units on September 25, 2012.
SUSS operated 629 retail convenience stores primarily under its proprietary Stripes® convenience store brand at quarter-end, primarily in growing Texas markets. Stripes is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us. For the three months ended March 31, 2014, we distributed 277.8 million gallons of motor fuel to Stripes® convenience stores and SUSS' consignment locations, and 155.6 million gallons of motor fuel to other third party customers. We believe we are one of the largest independent motor fuel distributors by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States.

In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas and in Louisiana, New Mexico and Oklahoma to:

•	Stripes® convenience stores, pursuant to the SUSS Distribution Contract;

•	approximately 90 other independently operated consignment locations where SUSS sells motor fuel to retail customers, also pursuant to the SUSS Distribution Contract;

•	13 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;

•	approximately 520 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	approximately 1,900 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
See Note 14 to our Consolidated Financial Statements for information regarding related party transactions.
On April 27, 2014, SUSS entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP will acquire the outstanding common shares of SUSS. By acquiring SUSS, ETP will also own the general partner interest and the incentive distribution rights in SUSP, and approximately 11 million SUSP common units (representing approximately 50.2% of SUSP’s outstanding units). Additional information is provided in Note 15 of our Notes to Consolidated Financial Statements.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance. The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.

	Three Months Ended
	March 31, 2013		March 31, 2014
	(in thousands, except for selling price and gross profit per gallon)
Revenues:
Motor fuel sales to third parties (1)	$356,762		$444,566
Motor fuel sales to affiliates	730,727		766,090
Rental income	1,629		3,923
Other income	1,299		2,008
Total revenue (1)	1,090,417		1,216,587
Gross profit:
Motor fuel gross profit to third parties	5,797		8,843
Motor fuel gross profit to affiliates	7,418		8,366
Rental income	1,629		3,923
Other	712		988
Total gross profit	$15,556		$22,120
Net income	$8,227		$10,132
Adjusted EBITDA (2)	$11,227		$15,674
Distributable cash flow (2)	$10,435		$14,037
Operating Data:
Total motor fuel gallons sold:
Third-party	115,831		155,595
Affiliated gallons	251,052		277,796
Average wholesale selling price per gallon	$2.96		$2.79
Motor fuel gross profit (cents per gallon):
Third-party	5.0	¢	5.7	¢
Affiliated	3.0	¢	3.0	¢
Volume-weighted average for all gallons	3.6	¢	4.0	¢

(1)
In December 2013, we revised our presentation of fuel taxes on motor fuel sales at our consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

(2)
We define EBITDA as net income before net interest expense, income tax expense and depreciation and amortization expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash state franchise tax expense, maintenance capital expenditures, and other non-cash adjustments. EBITDA, Adjusted EBITDA and distributable cash flow are not financial measures calculated in accordance with GAAP.

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

EBITDA, Adjusted EBITDA and distributable cash flow are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, Adjusted EBITDA and distributable cash flow have limitations as analytical tools, and one should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our total cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our revolving credit facility or term loans;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
The following tables present a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

	Three Months Ended
	March 31, 2013	March 31, 2014
	(in thousands)
Net income	$8,227	$10,132
Depreciation, amortization and accretion	1,821	3,326
Interest expense, net	683	1,502
Income tax expense	69	7
EBITDA	10,800	14,967
Non-cash stock based compensation	405	707
Loss on disposal of assets and impairment charge	22	—
Adjusted EBITDA	$11,227	$15,674
Cash interest expense	587	1,406
State franchise tax expense (cash)	69	68
Maintenance capital expenditures	136	163
Distributable cash flow	$10,435	$14,037

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following discussion of results for the first quarter 2014 compared to the first quarter 2013 compares the operations ended March 31, 2014 and 2013.
Revenue. Total revenue for the first quarter of 2014 was $1.2 billion, an increase of $126.2 million, or 11.6%, from the first quarter of 2013. Motor fuel sales to third parties increased $87.8 million, or 24.6%. The third-party wholesale selling price per gallon of motor fuel decreased 7.2%. This decrease is offset by a 34.3% increase in comparable gallons sold. Motor fuel sales to affiliates increased $35.4 million, or 4.8%, from the first quarter of 2013. This increase consisted of a 10.7% increase in gallons sold to affiliates, offset by a 5.3% decrease in the wholesale selling price of motor fuel. Rental revenue of $3.9 million during the quarter increased by $2.3 million from the first quarter of 2013 due to the acquisition and subsequent leaseback of 26 convenience store locations from SUSS.
Cost of Sales and Gross Profit. Gross profit for the first quarter of 2014 was $22.1 million, an increase of $6.6 million, or 42.2%, over the first quarter of 2013. Gross profit on motor fuel sales to third parties increased $3.0 million primarily due to additional gallons sold related to new sites. The sales price of motor fuel sold to third parties decreased by 22.3 cents per gallon while the cost of fuel decreased 23.0 cents per gallon resulting in a 0.7 cent per gallon increase in gross profit. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $8.4 million gross profit for the three months ended March 31, 2014. Other gross profit of $4.9 million increased by $2.6 million from the first quarter of 2013, which was primarily attributable to rental income and an increase in oil and lube product sales.
Total Operating Expenses. Total operating expenses for the first quarter of 2014 were $10.5 million, an increase of $3.9 million, or 59.3%, from the first quarter of 2013, partly due to the increase in volumes sold. For the first quarter of 2014, general and administrative expenses, or G&A expenses, allocated by SUSS increased by $1.0 million, or 24.9%, from 2013. The increase is primarily due to $0.7 million related to the Gainesville Acquisition and an increase of $0.3 million in non-cash stock compensation expense compared to the first quarter of 2013. Other operating expenses increased $1.4 million, or 222.3%, primarily related to an increase in truck fuel and maintenance expense of $0.7 million associated with recent Gainesville acquisition. Depreciation, amortization and accretion expense for the first quarter of 2014 of $3.3 million was up $1.5 million, or 82.6%, from 2013 due to an increase in assets being placed into service since the first quarter of 2013.
Interest Expense. Interest expense increase due to the increase in SUSP Revolver borrowings.
Income Tax Expense. Income tax expense accrued for the first quarter of 2014 and 2013 was less than $0.1 million. The effective tax rate for first quarter of 2014 was 0.1% compared to 0.8% in 2013.

Liquidity and Capital Resources
Liquidity. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, to service our debt and to make distributions. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and the issuance of long-term debt or additional partnership units as appropriate given market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs.
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
We had $8.2 million and $6.0 million of cash and cash equivalents on hand as of December 31, 2013 and March 31, 2014 respectively, all of which were unrestricted.
Cash Flows Provided by (Used in) Operations. Cash flows provided by operations are our main source of liquidity. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. Cash flows from operations were $17.1 million and $(34.2) million for the first three months of 2013 and 2014, respectively. The use of cash for the first quarter 2014 related to an increase in fuel inventory and a temporary increase in accounts receivable stemming from initial inefficiencies in billing following the first quarter implementation of our new logistics software. These timing differences were resolved in the first 30 days of the second quarter.
Capital Expenditures. Capital expenditures, including purchase of intangibles, were $27.9 million and $31.2 million for the three months ended March 31, 2013 and 2014, respectively. Included in our capital expenditures for the quarter ended March 31, 2014, was $31.0 million in expansion capital of which $27.5 million relates to the purchase and leaseback transactions with SUSS, $1.9 million relates to one purchased dealer location and other growth capital projects, including new dealer supply contracts, and $0.2 million in maintenance capital. Our capital spending program is focused on expanding our wholesale distribution network and maintaining our owned properties and equipment. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new sites and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Other Investing Activities. During the three months of 2013, we financed most of the $27.5 million purchase of seven retail stores from SUSS, including an additional $0.2 million of final cost true-up adjustments on previously purchased stores, with proceeds from liquidating the remaining $26.0 million of marketable securities.
Cash Flows from Financing Activities. We entered into a $250 million revolving credit facility in conjunction with our IPO in September 2012, which expires on September 25, 2017 (the “SUSP Revolver”). On December 17, 2013, we entered into Amendment No. 1 to the SUSP Revolver which increased the aggregate commitments under the SUSP revolver from $250 million to $400 million. Commitments under the SUSP Revolver can be increased by up to an additional $100 million upon our written request, subject to certain conditions. Interest under the SUSP Revolver is calculated on either a base rate or LIBOR plus a margin, which ranges from 1.00% to 2.25% in case of a base rate and 2.00% to 3.25% in case of a LIBOR rate, based on a total leverage ratio. The initial interest rate was set at LIBOR plus 2.00%. We plan to use the SUSP Revolver to fund growth capital, which may include purchase and leaseback transactions with SUSS convenience store properties. The SUSP Revolver requires us to maintain a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00, and a consolidated total leverage ratio of not more than 4.50 to 1.00, subject to certain adjustments. Indebtedness under the SUSP Revolver is secured by a security interest in, among other things, all of our present and future personal property and all of the personal property of our guarantors, the capital stock of our subsidiaries, and any intercompany debt. Additionally, if our consolidated total leverage ratio exceeds 3.00 to 1.00 at the end of any fiscal quarter, we will be required, upon request of the lenders, to grant mortgage liens on all real property owned by the Partnership and its subsidiary guarantors.
As of March 31, 2014, the SUSP Term Loan was fully paid. There was $230.0 million outstanding borrowings under the SUSP Revolver, an increase of $73.8 million compared to December 31, 2013, and $10.9 million in standby letters of credit. Of the amount borrowed in 2014 on the SUSP revolver, $25.9 million was used to pay down the SUSP Term Loan. The unused availability on the SUSP Revolver at March 31, 2014 was $159.1 million, and we were in compliance with all covenants.
We intend to pay a cash distribution to the holders of our common and subordinated units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partners and its affiliates. We do not have a legal obligation to pay this distribution. Our minimum quarterly distribution of $0.4375 per common and subordinated unit equates to approximately $9.6 million per quarter, or $38.4 million per year, based on the number of common and subordinates units currently outstanding. We paid a cash distribution to shareholders in February 2014 of $10.7 million. On May 5, 2014, we declared a quarterly distribution totaling $11.0 million, or $0.5021 per unit based on the results for the three months ended March 31, 2014. The distribution will be paid on May 30, 2014 to unitholders of record on May 20, 2014.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. As of March 31, 2014, we have $230.0 million borrowed on the SUSP Revolver compared to $156.2 million borrowed at December 31, 2013. The SUSP Revolver matures 2017. The outstanding balance on our term loan was $25.9 million as of December 31, 2013 and was fully repaid as of March 31, 2014. See Note 7 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
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
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of March 31, 2014
	Fee	Leased
Operating sites:
Wholesale dealer and consignment sites	47	12
Stripes locations	40	—
Total	87	12
Office and warehouse	6	4

Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited financial and operating data for each of the last five quarters.The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2013								2014
	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR

	(dollars and gallons in thousands)
Motor fuel sales	$1,087,489		$1,117,414		$1,162,746		$1,109,259		$1,210,656
Rental and other income	2,928		3,483		4,051		5,209		5,931
Total revenue	1,090,417		1,120,897		1,166,797		1,114,468		1,216,587

Motor fuel gross profit	13,215		14,012		14,903		15,774		17,210
Other gross profit	2,341		2,944		3,500		4,275		4,910
Total gross profit	15,556		16,956		18,403		20,049		22,120

Income from operations	8,979		10,530		10,663		10,766		11,641

Net income	$8,227		$9,680		$9,597		$9,523		$10,132

Net income per limited Partner unit:
Common (basic and diluted)	$0.38		$0.44		$0.44		$0.43		$0.46
Subordinated (basic and diluted)	$0.38		$0.44		$0.44		$0.43		$0.46

Fuel gallons	366,882		389,041		399,524		415,587		433,391
Motor fuel margin - third party (a)	5.0	¢	4.9	¢	5.2	¢	5.2	¢	5.7	¢
Motor fuel margin - affiliated	3.0	¢	3.0	¢	3.0	¢	3.0	¢	3.0	¢

(a)	Excludes the impact of motor fuel sold to affiliates.
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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $400.0 million revolving credit facility which bears interest at variable rates. We had $230.0 million outstanding borrowings on the SUSP Revolver at March 31, 2014. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2014, would be to change interest expense by approximately $2.3 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2013 or 2014. We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations.

Item 4. Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the risks described in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the section within this report entitled "Forward-Looking Statements" under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

SUSSER PETROLEUM PARTNERS LP
	By	Susser Petroleum Partners GP LLC, its general partner
Date: May 9, 2014	By	/s/ Mary E. Sullivan
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