Form 10-Q
period 2014-06-30
Susser Petroleum Partners LP
filed 2014-08-08
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2014
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
The registrant had 11,020,764 common units and 10,939,436 subordinated units outstanding at August 1, 2014.

SUSSER PETROLEUM PARTNERS LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Susser Petroleum Partners LP
Consolidated Balance Sheets

	December 31, 2013	June 30, 2014
		unaudited
	(in thousands, except units)
Assets
Current assets:
Cash and cash equivalents	$8,150	$6,769
Accounts receivable, net of allowance for doubtful accounts of $323 at December 31, 2013, and $528 at June 30, 2014	69,005	74,212
Receivables from affiliates	49,879	51,727
Inventories, net	11,122	38,971
Other current assets	66	710
Total current assets	138,222	172,389
Property and equipment, net	180,127	239,590
Other assets:
Marketable securities	25,952	—
Goodwill	22,823	22,823
Intangible assets, net	22,772	24,292
Other noncurrent assets	188	259
Total assets	$390,084	$459,353
Liabilities and equity
Current liabilities:
Accounts payable	$110,432	$128,464
Accrued expenses and other current liabilities	11,427	12,960
Current maturities of long-term debt	525	525
Total current liabilities	122,384	141,949
Revolving line of credit	156,210	232,240
Long-term debt	29,416	3,536
Deferred tax liability, long-term portion	222	207
Other noncurrent liabilities	2,159	2,192
Total liabilities	310,391	380,124
Commitments and contingencies:
Partners' equity:
Limited partners:
Common unitholders - public (10,936,352 units issued and outstanding at December 31, 2013 and 10,941,456 units issued and outstanding at June 30, 2014)	210,269	210,038
Common unitholders - affiliated (79,308 units issued and outstanding at December 31, 2013 and at June 30, 2014)	1,562	1,556
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding at December 31, 2013 and June 30, 2014)	(132,138)	(132,365)
Total equity	79,693	79,229
Total liabilities and equity	$390,084	$459,353

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Operations and Comprehensive Income
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(in thousands, except unit and per unit amounts)
Revenues:
Motor fuel sales to third parties	$366,110	$507,575	$722,872	$952,141
Motor fuel sales to affiliates	751,304	862,549	1,482,031	1,628,639
Rental income	2,276	4,343	3,905	8,266
Other income	1,207	1,558	2,506	3,566
Total revenues	1,120,897	1,376,025	2,211,314	2,592,612
Cost of sales:
Motor fuel cost of sales to third parties	360,032	499,246	710,997	934,969
Motor fuel cost of sales to affiliates	743,370	853,811	1,466,679	1,611,534
Other	539	765	1,126	1,786
Total cost of sales	1,103,941	1,353,822	2,178,802	2,548,289
Gross profit	16,956	22,203	32,512	44,323
Operating expenses:
General and administrative	3,649	5,372	7,548	10,242
Other operating	568	1,761	1,199	3,795
Rent	300	284	504	533
Loss (gain) on disposal of assets	72	(36)	94	(36)
Depreciation, amortization and accretion	1,837	3,333	3,658	6,659
Total operating expenses	6,426	10,714	13,003	21,193
Income from operations	10,530	11,489	19,509	23,130
Interest expense, net	(766)	(1,774)	(1,449)	(3,276)
Income before income taxes	9,764	9,715	18,060	19,854
Income tax expense	(84)	(120)	(153)	(127)
Net income and comprehensive income	$9,680	$9,595	$17,907	$19,727
Net income per limited partner unit:
Common (basic)	$0.44	$0.43	$0.82	$0.90
Common (diluted)	$0.44	$0.43	$0.82	$0.89
Subordinated (basic and diluted)	$0.44	$0.43	$0.82	$0.90
Weighted average limited partner units outstanding (diluted):
Common units - public	10,925,000	10,966,981	10,925,000	10,965,066
Common units - affiliated	14,436	79,308	14,436	79,308
Subordinated units - affiliated	10,939,436	10,939,436	10,939,436	10,939,436

Cash distribution per unit	$0.4528	$0.5197	$0.8903	$1.0218

See accompanying notes

Susser Petroleum Partners LP
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	June 30, 2013	June 30, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$17,907	$19,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,658	6,659
Amortization of deferred financing fees	190	226
Loss (gain) on disposal of assets	94	(36)
Non-cash stock based compensation	806	1,484
Deferred income tax	164	(15)
Changes in operating assets and liabilities:
Accounts receivable	(7,238)	(5,207)
Accounts receivable from affiliates	8,287	(1,848)
Inventories	(19,388)	(27,849)
Other assets	(803)	(715)
Accounts payable	30,651	18,034
Accrued liabilities	3,508	1,326
Other noncurrent liabilities	(324)	33
Net cash provided by operating activities	37,512	11,819
Cash flows from investing activities:
Capital expenditures	(57,050)	(64,264)
Purchase of intangibles	(850)	(3,378)
Purchase of marketable securities	(512,863)	—
Redemption of marketable securities	565,233	25,952
Proceeds from disposal of property and equipment	—	17
Net cash used in investing activities	(5,530)	(41,673)
Cash flows from financing activities:
Revolving line of credit, net	49,210	76,030
Payments on long-term debt	(52,312)	(25,880)
Distributions to Parent	(9,585)	(10,878)
Distributions to Unitholders	(9,559)	(10,799)
Net cash provided by (used in) financing activities	(22,246)	28,473
Net increase (decrease) in cash	9,736	(1,381)
Cash and cash equivalents at beginning of year	6,752	8,150
Cash and cash equivalents at end of period	$16,488	$6,769

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
SUSS’ board of directors has approved and adopted the Merger Agreement and has agreed to recommend that SUSS’ shareholders approve and adopt the Merger Agreement, subject to certain exceptions set forth in the Merger Agreement. SUSS has also agreed not to directly or indirectly solicit competing acquisition proposals or, subject to certain exceptions with respect to unsolicited proposals, to enter into discussions concerning, or provide confidential information in connection with, any alternative business combinations. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, including in connection with the acceptance of an alternative transaction, SUSS may be required to pay ETP a termination fee equal to $68 million. Completion of the Merger is subject to certain customary conditions, including approval by SUSS shareholders and receipt of required regulatory approvals. The Merger Agreement also contains customary representations, warranties and covenants by each of the parties thereto. Additional information may be found in SUSS' and our filings with the U.S. Securities and Exchange Commission.
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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Partnership and its subsidiaries, and all amounts at June 30, 2014 and for the three and six months ended June 30, 2013 and June 30, 2014 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.

Certain line items have been reclassified for presentation purposes. In the fourth quarter of 2013, the Partnership revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales and motor fuel cost of sales to be consistent with its Parent's presentation of retail motor fuel sales. The effect of this immaterial error was to increase motor fuel sales and motor fuel cost of sales by $2.8 million and $12.0 million for the three and six months ended June 30, 2013. This revision had no impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.

2.	New Accounting Pronouncements

FASB ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update establishes a core principal requiring revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. The Company has not yet determined the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.
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

3.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	December 31, 2013	June 30, 2014
	(in thousands)
Accounts receivable, trade	$68,473	$74,121
Other receivables	855	619
Allowance for uncollectible accounts, trade	(323)	(528)
Accounts receivable, net	$69,005	$74,212
Accounts receivable from affiliates are $49.9 million and $51.7 million as of December 31, 2013 and June 30, 2014, respectively. For additional information regarding our affiliated receivables, see Note 14.

4.	Inventories

Inventories consisted of the following:

	December 31, 2013	June 30, 2014
	(in thousands)
Fuel-consignment	$2,103	$2,416
Fuel-other wholesale	8,160	35,644
Other	859	911
Inventories, net	$11,122	$38,971

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2013	June 30, 2014
	(in thousands)
Land	$68,213	$82,995
Buildings and leasehold improvements	83,328	113,520
Equipment	34,703	50,539
Construction in progress	7,322	10,805
Total property and equipment	193,566	257,859
Less: Accumulated depreciation	(13,439)	(18,269)
Property and equipment, net	$180,127	$239,590

6.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 31, 2013 and June 30, 2014, we had $22.8 million of goodwill recorded in conjunction with past business combinations. The 2013 impairment analysis indicated no impairment in goodwill. As of June 30, 2014, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the second quarter of 2014, and we believe the assumptions used in the analysis performed in 2013 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first six months of 2014.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill:

	December 31, 2013			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Finite-lived
Supply agreements	$31,982	$11,705	$20,277	$35,429	$13,317	$22,112
Favorable leasehold arrangements, net	236	51	185	236	57	179
Loan origination costs	2,437	483	1,954	2,437	745	1,692
Other intangibles	389	33	356	389	80	309
Intangible assets, net	$35,044	$12,272	$22,772	$38,491	$14,199	$24,292

7.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2013	June 30, 2014
	(in thousands)
SUSP Term loan, bearing interest at Prime or LIBOR plus an applicable margin	$25,866	$—
SUSP Revolver, bearing interest at Prime or LIBOR plus an applicable margin	156,210	232,240
Notes payable, bearing interest at 6% and 4%	4,075	4,061
Total debt	186,151	236,301
Less: Current maturities	525	525
Long-term debt, net of current maturities	$185,626	$235,776
Term Loan and Security Agreement
On September 25, 2012, in connection with the IPO, we entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”).  Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. In order to obtain the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). The SUSP Term Loan was repaid and the Collateral Account was liquidated by the end of the first quarter of 2014.
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
As of June 30, 2014, the balance on the SUSP Revolver was $232.2 million, and $10.9 million in standby letters of credit were outstanding. The unused availability on the SUSP Revolver at June 30, 2014 was $156.9 million. SUSP was in compliance with all financial covenants at June 30, 2014.
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

Other Debt
In August 2010 we entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at December 31, 2013 and June 30, 2014 was $1.1 million. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
In September 2013, we assumed a $3.0 million term loan obligation from SUSS as part of the contribution of net assets of Gainesville Fuel business ("GFI Contribution").  The term loan had an outstanding balance of $3.0 million as of June 30, 2014 and bears a 4.0% fixed rate.
The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of June 30, 2014, is estimated to be approximately $236.6 million, based on the current balance of the SUSP Revolver and an analysis of the net present value of remaining payments on the other notes payable at a rate calculated off U.S. Treasury Securities.
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

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(in thousands)
Cash rent:
Store base rent	$207	$220	$417	$416
Equipment rent	81	60	75	108
Total cash rent	288	280	492	524
Non-cash rent:
Straight-line rent	12	4	12	9
Net rent expense	$300	$284	$504	$533

Equipment rent consists primarily of store equipment and vehicles.

Letters of Credit
We were contingently liable for $10.9 million related to irrevocable letters of credit required by various third parties at June 30, 2014, under the SUSP Revolver.

9.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(in thousands)
Cash interest expense	$748	$1,667	$1,444	$3,096
Amortization of loan costs	95	130	190	226
Cash interest income	(77)	(23)	(185)	(46)
Interest expense, net	$766	$1,774	$1,449	$3,276

10.	Income Tax
As a limited partnership, we are generally not subject to state and federal income tax, with the exception of the state of Texas.  Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). Our taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations and Comprehensive Income, is includable in the federal and state income tax returns of each unitholder.  We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, PropCo. PropCo is subject to federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2013 and the six months ended June 30, 2014, our non-qualifying income did not exceed the statutory limit.

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2014		June 30, 2013		June 30, 2014
	(in thousands)	Tax rate %	(in thousands)	Tax rate %	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$3,418	35.0%	$3,400	35.0%	$6,321	35.0%	$6,949	35.0%
Partnership earnings not subject to tax	(3,406)	(34.8)%	(3,385)	(34.8)%	(6,309)	(34.9)%	(6,995)	(35.2)%
State and local tax, net of federal benefit	72	0.7%	105	1.0%	141	0.8%	173	0.8%
Net income tax expense	$84	0.9%	$120	1.2%	$153	0.9%	$127	0.6%

11.	Equity
As of June 30, 2014, SUSS owned 79,308 common units and 10,939,436 subordinated units, which together constitute a 50.2% ownership interest in us. As of June 30, 2014 the public owned 10,941,456 units.

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
The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Attributable to Common Units
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Distributions (a)	$4,953	$5,761	$9,739	$11,297
Distributions in excess of income	(113)	(978)	(786)	(1,430)
Limited partners' interest in net income	$4,840	$4,783	$8,953	$9,867

Attributable to Subordinated Units
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Distributions (a)	$4,953	$5,716	$9,739	$11,207
Distributions in excess of income	(113)	(968)	(786)	(1,411)
Limited partners' interest in net income	$4,840	$4,748	$8,953	$9,796

(a) Distributions declared per unit to unitholders as of record date	$0.4528	$0.5197	$0.8903	$1.0218

Cash Distributions
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. The following table summarizes the cash distributions paid or payable for 2014.

Payment Date	Per Unit Distribution	Total Cash Distribution
		( in thousands)
February 28, 2014	$0.4851	$10,650
May 30, 2014	$0.5021	$11,026
August 29, 2014	$0.5197	$11,477

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
Our distribution to limited partners declared for the second quarter of 2014 exceeded the "second target distribution" level, therefore SUSS will receive an incentive distribution payment of $64,000, in addition to its regular limited partner distribution.

12.	Equity-Based Compensation
Unit-based compensation expense related to the Partnership that was included in our Consolidated Statements of Operations and Comprehensive Income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Phantom common units	$183	$123	$306	$232
SUSS allocated expense	218	654	500	1,252
Total equity-based compensation expense	$401	$777	$806	$1,484

Phantom Common Unit Awards
During 2014, 6,354 phantom unit grants have been issued. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date reduced by the present value of estimated dividends over the vesting period, since the phantom units do not receive dividends until vested. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest over a one-to-three-year period and employee awards vest ratably over a two-to-five-year service period. The fair value of nonvested service phantom units outstanding as of June 30, 2014, totaled $0.8 million which will be amortized to expense over the requisite service period.
A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	32,500	$18.93
Granted	15,815	27.15
Vested	(11,352)	21.50
Nonvested at December 31, 2013	36,963	21.66
Granted	6,354	33.24
Vested	(5,104)	26.79
Forfeited	(3,000)	18.42
Nonvested at June 30, 2014	35,213	$23.22

13.	Net Income per Unit
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
We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(in thousands, except units and per unit amounts)
Net income	$9,680	$9,595	$17,907	$19,727
Less: Incentive distribution rights	—	64	—	64
Limited partners' interest in net income	$9,680	$9,531	$17,907	$19,663

Weighted average limited partner units outstanding:
Common - basic	10,939,436	11,020,764	10,939,436	11,019,063
Common - equivalents	18,461	25,525	15,323	25,311
Common - diluted	10,957,897	11,046,289	10,954,759	11,044,374
Subordinated - SUSS (basic and diluted)	10,939,436	10,939,436	10,939,436	10,939,436
Net income per limited partner unit:
Common - basic	$0.44	$0.43	$0.82	$0.90
Common - diluted	$0.44	$0.43	$0.82	$0.89
Subordinated - SUSS (basic and diluted)	$0.44	$0.43	$0.82	$0.90

14.	Related-Party Transactions

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

Summary of Transactions
Related-party transactions with SUSS are as follows:

•
The Partnership sells motor fuel to SUSS for resale at its Stripes® convenience stores and independently operated consignment locations. Motor fuel sales to affiliates for the three and six months ended June 30, 2014, were $862.5 million and $1.6 billion, resulting in gross profit of $8.7 million and $17.1 million, respectively. Motor fuel sales to affiliates for the three and six months ended June 30, 2013, were $751.3 million and $1.5 billion, resulting in gross profit of $7.9 million and $15.4 million, respectively. Additionally, we collect credit card receipts from the motor fuel suppliers on SUSS' behalf.

•
SUSS charged us for general and administrative services under the Omnibus Agreement for oversight of the Partnership. Such amounts include certain expenses allocated by SUSS for general corporate services, such as finance, internal audit and legal services, which are included in general and administrative expenses. These expenses were charged or allocated to the Partnership based on the nature of the expenses and our proportionate share of employee time and headcount, which management believes to be reasonable. SUSS charged us $0.9 million and $1.7 million for the three and six months ended June 30, 2014, including non-cash stock based compensation. SUSS charged us $0.6 million and $1.2 million for the three and six months ended June 30, 2013, including non-cash stock based compensation.

•
We reimbursed SUSS for costs of employees supporting our operations of $3.6 million and $2.7 million during the three months ended June 30, 2014 and 2013, respectively and $7.0 million and $5.3 million during the first six months of 2014 and 2013, respectively.

•	We distributed $5.5 million and $10.8 million during the three and six month periods ended June 30, 2014, respectively, to SUSS as regular distributions on its common and subordinated units.

•
SUSS charged us for transportation services under the Transportation Contract for delivery of motor fuel to our customers of $14.3 million and $12.6 million for the three months ended June 30, 2014 and 2013, respectively and $27.6 million and $24.2 million during the first six months of 2014 and 2013.

•
We acquired six convenience store properties from SUSS for $31.0 million during the three months ended June 30, 2014. During the first six months of 2014, we acquired 13 convenience store properties from SUSS for $58.6 million, including final cost true-up adjustments. Since our IPO, we have acquired a total of 46 convenience store properties from SUSS, for a total cost of $191.7 million which also includes final true up adjustments, through June 30, 2014.

•
We charged SUSS rent on the convenience store properties which were purchased by us and leased back to them. For the three months ended June 30, 2014 and 2013, we charged $3.4 million and $1.3 million, respectively, to SUSS on these leases and $6.4 million and $2.1 million during the first six months of 2014 and 2013.

•	Net accounts receivable from SUSS were $51.7 million and $49.9 million at June 30, 2014 and December 31, 2013, respectively, which are primarily related to fuel purchases from us.

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
SUSS operated 636 retail convenience stores primarily under its proprietary Stripes® convenience store brand at quarter-end, primarily in growing Texas markets. Stripes is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us. For the three and six months ended June 30, 2014, we distributed 293.2 million and 571.0 million gallons of motor fuel to Stripes® convenience stores and SUSS' consignment locations, and 168.6 million and 324.2 million gallons of motor fuel to other third party customers, respectively. We believe we are one of the largest independent motor fuel distributors by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States.
In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas and in Louisiana, New Mexico and Oklahoma to:

•	Stripes® convenience stores, pursuant to the SUSS Distribution Contract;

•	86 other independently operated consignment locations where SUSS sells motor fuel to retail customers, also pursuant to the SUSS Distribution Contract;

•	17 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;

•	521 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	approximately 1,900 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
See Note 14 to our Consolidated Financial Statements for information regarding related party transactions.
On April 27, 2014, SUSS entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP will acquire the outstanding common shares of SUSS. By acquiring SUSS, ETP will also own the general partner interest and the incentive distribution rights in SUSP, and approximately 11 million SUSP common units (representing approximately 50.2% of SUSP’s outstanding units). Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance. The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2014		June 30, 2013		June 30, 2014
	(in thousands, except for selling price and gross profit per gallon)
Revenues:
Motor fuel sales to third parties (1)	$366,110		$507,575		$722,872		$952,141
Motor fuel sales to affiliates	751,304		862,549		1,482,031		1,628,639
Rental income	2,276		4,343		3,905		8,266
Other income	1,207		1,558		2,506		3,566
Total revenue (1)	1,120,897		1,376,025		2,211,314		2,592,612
Gross profit:
Motor fuel gross profit to third parties	6,078		8,329		11,875		17,172
Motor fuel gross profit to affiliates	7,934		8,738		15,352		17,105
Rental income	2,276		4,343		3,905		8,266
Other	668		793		1,380		1,780
Total gross profit	$16,956		$22,203		$32,512		$44,323
Net income	$9,680		$9,595		$17,907		$19,727
Adjusted EBITDA (2)	$12,840		$15,563		$24,067		$31,237
Distributable cash flow (2)	$11,905		$13,653		$22,340		$27,690
Operating Data:
Total motor fuel gallons sold:
Third-party	124,943		168,574		240,773		324,169
Affiliated gallons	264,098		293,217		515,150		571,013
Average wholesale selling price per gallon	$2.87		$2.97		$2.92		$2.88
Motor fuel gross profit (cents per gallon):
Third-party	4.9	¢	4.9	¢	4.9	¢	5.3	¢
Affiliated	3.0	¢	3.0	¢	3.0	¢	3.0	¢
Volume-weighted average for all gallons	3.6	¢	3.7	¢	3.6	¢	3.8	¢

(1)
In December 2013, we revised our presentation of fuel taxes on motor fuel sales at our consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision which also affects average wholesale selling price.

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

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
The following tables present a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Net income	$9,680	$9,595	$17,907	$19,727
Depreciation, amortization and accretion	1,837	3,333	3,658	6,659
Interest expense, net	766	1,774	1,449	3,276
Income tax expense	84	120	153	127
EBITDA	12,367	14,822	23,167	29,789
Non-cash stock based compensation	401	777	806	1,484
Loss (gain) on disposal of assets and impairment charge	72	(36)	94	(36)
Adjusted EBITDA	$12,840	$15,563	$24,067	$31,237
Cash interest expense	671	1,644	1,258	3,050
State franchise tax expense (cash)	72	105	141	173
Maintenance capital expenditures	192	161	328	324
Distributable cash flow	$11,905	$13,653	$22,340	$27,690

Second Quarter 2014 Compared to Second Quarter 2013
The following discussion of results compares the operations ended June 30, 2014 and 2013.
Revenue. Total revenue for the second quarter of 2014 was $1.4 billion, an increase of $255.1 million, or 22.8%, from the second quarter of 2013. Motor fuel sales to third parties increased $141.5 million, or 38.6%. This increase consisted of a 34.9% increase in gallons sold and a 2.7% increase in the third-party wholesale selling price per gallon of motor fuel. Motor fuel sales to affiliates increased $111.2 million, or 14.8%, from the second quarter of 2013. This increase consisted of a 11.0% increase in gallons sold to affiliates and a 3.5% increase in the wholesale selling price of motor fuel. Rental revenue of $4.3 million during the quarter increased by $2.1 million from the second quarter of 2013 due to the acquisition and subsequent leaseback of 26 convenience store locations from SUSS.
Cost of Sales and Gross Profit. Gross profit for the second quarter of 2014 was $22.2 million, an increase of $5.2 million, or 30.9%, over the second quarter of 2013. Gross profit on motor fuel sales to third parties increased $2.3 million primarily due to additional gallons sold related to new sites. The sales price of motor fuel sold to third parties increased by 8.0 cents per gallon while the cost of fuel increased 8.0 cents per gallon resulting in a flat 4.9 cents per gallon gross profit for both periods. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $8.7 million gross profit for the three months ended June 30, 2014 compared to $7.9 million for the three months ended June 30, 2013 due to increased gallons. Other gross profit of $5.1 million increased by $2.2 million from the second quarter of 2013, which was primarily attributable to rental income and an increase in oil and lube product sales related to the Gainesville acquisition.
Total Operating Expenses. Total operating expenses for the second quarter of 2014 were $10.7 million, an increase of $4.3 million, or 66.7%, from the second quarter of 2013, partly due to the increase in volumes sold. Approximately $1.8 million of this total increase is directly attributed to the Gainesville Fuel acquisition completed in September 2013. For the second quarter of 2014, general and administrative expenses, or G&A expenses, increased by $1.7 million, or 47.2%, from 2013. The increase is primarily due to increased costs of salaries and benefits along with increased headcount and an increase of $0.4 million in non-cash stock compensation expense compared to the second quarter of 2013. Other operating expenses increased $1.2 million, or 210.0%, primarily related to an increase in truck fuel and maintenance expense of $0.8 million associated with the recent Gainesville acquisition. Depreciation, amortization and accretion expense for the second quarter of 2014 of $3.3 million was up $1.5 million, or 81.4%, from 2013 due to an increase in assets being placed into service since the second quarter of 2013.
Interest Expense. Interest expense increased due to the increase in SUSP Revolver borrowings, partly offset by payoff of the SUSP Term Loan debt.
Income Tax Expense. Income tax expense accrued for the second quarter of 2014 and 2013 was approximately $0.1 million. The effective tax rate for second quarter of 2014 was 1.2% compared to 0.9% in 2013. See Note 10 to our Consolidated Financial Statements for information regarding income tax expense.

First Half 2014 Compared to First Half 2013

Revenue. Total revenue for the first half of 2014 was $2.6 billion, an increase of $381.3 million, or 17.2%, from the first half of 2013. Motor fuel sales to third parties increased $229.3 million, or 31.7%. The third party wholesale selling price per gallon of motor fuel decreased 2.0%, offset by gallons sold to third parties which increased 34.6%. Motor fuel sales to affiliates increased $146.6 million, or 9.9%, from the first half of 2013. The increase consisted of 10.8% increase in gallons sold to affiliates, offset by a 1.0% decrease in the wholesale selling price of motor fuel. Rental revenue of $8.3 million increased by $4.4 million from last year due to the acquisition and subsequent leasebacks of 26 convenience store locations from SUSS since the second quarter 2013.

Cost of Sales and Gross Profit. Gross profit for the first half of 2014 was $44.3 million, an increase of $11.8 million, or 36.3%, over the first half of 2013. Gross profit on motor fuel sales to third parties increased $5.3 million primarily due to additional gallons sold related to new sites. The sales price of motor fuel sold to third parties decreased by 6.0 cents per gallon while the cost of fuel decreased 7.0 cents per gallon resulting in a 1.0 cent per gallon increase in gross profit. SUSP sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $17.1 million and $15.4 million gross profit for the first half 2014 and 2013, respectively, due to increased gallons sold. Other gross profit of $10.0 million increased by $4.8 million from last year, primarily attributed to additional rent income and an increase in oil and lube product sales related to the Gainesville acquisition.

Total Operating Expenses. Total operating expenses for the first half of 2014 were $21.2 million, an increase of $8.2 million, or 63.0%, from the first half of 2013. Approximately $3.4 million of this total increase is directly attributed to the Gainesville Fuel acquisition completed in September 2013. For the first half of 2014, general and administrative expenses, or G&A expenses, increased by $2.7 million, or 35.7%, from 2013. The increase in G&A was primarily attributable to increased cost of salaries, bonus and benefits related to annual compensation increases and headcount additions during 2014. Also included in G&A expense is $1.5 million of non-cash stock compensation expense, an increase of $0.7 million compared to the prior year. Other operating expenses increased $2.6 million, or 216.5%, primarily related to an increase in truck fuel and maintenance expense associated with recent Gainesville acquisition. Depreciation, amortization and accretion expense for the first half of 2014 of $6.7 million was up $3.0 million, or 82.0%, from 2013 due to an increase in assets being placed into service since the first half of 2013.
Interest Expense. Interest expense increased due to the increase in SUSP Revolver borrowings offset by the payoff of the SUSP Term Loan.

Income Tax Expense. Income tax expense was $0.1 million in the first half of 2014 compared to $0.2 million in the first half of 2013. The effective tax rate for the first half of 2014 was 0.6% compared to 0.9% for the first half of 2013. See Note 10 to our Consolidated Financial Statements for information regarding income tax expense.

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
We had $8.2 million and $6.8 million of cash and cash equivalents on hand as of December 31, 2013 and June 30, 2014 respectively, all of which were unrestricted.
Cash Flows Provided by Operations. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and other debt or equity transactions to finance our operations, to service our debt obligations, and to fund our capital expenditures. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. Cash flows from operations were $37.5 million and $11.8 million for the first six months of 2013 and 2014, respectively. The difference from prior year is primarily due to changes in working capital.
Capital Expenditures. Capital expenditures, including purchase of intangibles, were $57.9 million and $67.9 million for the six months ended June 30, 2013 and 2014, respectively. Included in our capital expenditures for the six months ended June 30, 2014, was $67.6 million in expansion capital of which $58.6 million related to the purchase and leaseback transactions with SUSS, $9.0 million related to the purchase of dealer locations and other growth capital projects, including new dealer supply contracts, and $0.3 million in maintenance capital. Our capital spending program is focused on expanding our wholesale distribution network and maintaining our owned properties and equipment. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new sites and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Cash Flows from Financing Activities. At June 30, 2014 we had $232.2 million borrowed under our $400 million revolving credit facility, the ("SUSP Revolver"), an increase of $76.0 million compared to December 31, 2013, and $10.9 million in standby letters of credit. Of the amount borrowed in 2014 on the SUSP revolver, $25.9 million was used to pay down the SUSP Term Loan. The unused availability on the SUSP Revolver at June 30, 2014 was $156.9 million, and we were in compliance with all covenants. See Note 7 in the accompanying Notes to Consolidated Financial Statements for additional information on the SUSP Revolver.
We intend to pay a cash distribution to the holders of our common and subordinated units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partners and its affiliates. We do not have a legal obligation to pay this distribution. Our minimum quarterly distribution of $0.4375 per common and subordinated unit equates to approximately $9.6 million per quarter, or $38.4 million per year, based on the number of common and subordinates units currently outstanding. We paid a cash distribution to shareholders in May 2014 of $11.0 million. On August 4, 2014, we declared a quarterly distribution totaling $11.4 million, or 0.5197 per unit based on the results for the three months ended June 30, 2014. The distribution will be paid on August 29, 2014 to unitholders of record on August 19, 2014. The distribution declared for the second quarter results in our first incentive distribution payment, per our limited partnership agreement, of $64 thousand to SUSS.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. As of June 30, 2014, we have $232.2 million borrowed on the SUSP Revolver compared to $156.2 million borrowed at December 31, 2013. The SUSP Revolver matures 2017. The outstanding balance on our term loan was $25.9 million as of December 31, 2013 and was fully repaid in the first quarter of 2014. See Note 7 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
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
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of June 30, 2014
	Owned	Leased
Operating sites:
Wholesale dealer and consignment sites	48	12
Stripes locations	46	—
Total	94	12
Office and warehouse	6	4

Quarterly Results of Operations (unaudited)

The following table sets forth certain unaudited financial and operating data for each of the last six quarters.The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2013								2014
	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR		2nd QTR

	(dollars and gallons in thousands)
Motor fuel sales	$1,087,489		$1,117,414		$1,162,746		$1,109,259		$1,210,656		$1,370,124
Rental and other income	2,928		3,483		4,051		5,209		5,931		5,901
Total revenue	1,090,417		1,120,897		1,166,797		1,114,468		1,216,587		1,376,025

Motor fuel gross profit	13,215		14,012		14,903		15,774		17,210		17,067
Other gross profit	2,341		2,944		3,500		4,275		4,910		5,136
Total gross profit	15,556		16,956		18,403		20,049		22,120		22,203

Income from operations	8,979		10,530		10,663		10,766		11,641		11,489

Net income	$8,227		$9,680		$9,597		$9,523		$10,132		$9,595

Net income per limited Partner unit:
Common (basic and diluted)	$0.38		$0.44		$0.44		$0.43		$0.46		$0.43
Subordinated (basic and diluted)	$0.38		$0.44		$0.44		$0.43		$0.46		$0.43

Fuel gallons	366,882		389,041		399,524		415,587		433,391		461,791
Motor fuel margin - third party (a)	5.0	¢	4.9	¢	5.2	¢	5.2	¢	5.7	¢	4.9	¢
Motor fuel margin - affiliated	3.0	¢	3.0	¢	3.0	¢	3.0	¢	3.0	¢	3.0	¢

(a)	Excludes the impact of motor fuel sold to affiliates.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $400.0 million revolving credit facility which bears interest at variable rates. We had $232.2 million outstanding borrowings on the SUSP Revolver at June 30, 2014. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2014, would be to change interest expense by approximately $2.3 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2013 or 2014. We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations.

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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SUSSER PETROLEUM PARTNERS LP
	By	Susser Petroleum Partners GP LLC, its general partner
Date: August 8, 2014	By	/s/ Mary E. Sullivan
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