Form 10-Q
period 2014-09-30
Sunoco LP
filed 2014-11-06
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35653
SUNOCO LP
(Exact name of registrant as specified in its charter)

Delaware	30-0740483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
555 East Airtex Drive
Houston, TX 77073
(Address of principal executive offices)
(832) 234-3600
(Registrant’s telephone number, including area code)
Susser Petroleum Partners LP
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
The registrant had 23,037,339 common units and 10,939,436 subordinated units outstanding at October 31, 2014.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Sunoco LP
Consolidated Balance Sheets

	Predecessor	Successor
	December 31, 2013	September 30, 2014
		unaudited
	(in thousands, except units)
Assets
Current assets:
Cash and cash equivalents	$8,150	$10,601
Accounts receivable, net of allowance for doubtful accounts of $323 at December 31, 2013, and $491 at September 30, 2014	69,005	69,484
Receivables from affiliates	49,879	47,597
Inventories, net	11,122	27,051
Other current assets	66	2,123
Total current assets	138,222	156,856
Property and equipment, net	180,127	284,804
Other assets:
Marketable securities	25,952	—
Goodwill	22,823	613,722
Intangible assets, net	22,772	244,210
Other noncurrent assets	188	221
Total assets	$390,084	$1,299,813
Liabilities and equity
Current liabilities:
Accounts payable	$110,432	$115,477
Accounts payable to affiliates	—	5,858
Accrued expenses and other current liabilities	11,427	13,024
Current maturities of long-term debt	525	529
Total current liabilities	122,384	134,888
Revolving line of credit	156,210	270,000
Long-term debt	29,416	3,030
Deferred tax liability, long-term portion	222	1,108
Other noncurrent liabilities	2,159	2,061
Total liabilities	310,391	411,087
Commitments and contingencies:
Partners' equity:
Limited partners:
Common unitholders - public (10,936,352 units issued and outstanding at December 31, 2013 and 10,974,491 units issued and outstanding at September 30, 2014)	210,269	613,951
Common unitholders - affiliated (79,308 units issued and outstanding at December 31, 2013 and at September 30, 2014)	1,562	4,413
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding at December 31, 2013 and September 30, 2014)	(132,138)	270,362
Total equity	79,693	888,726
Total liabilities and equity	$390,084	$1,299,813
See accompanying notes

Sunoco LP
Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited

	Predecessor		Successor
	Three Months Ended September 30, 2013	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands, except unit and per unit amounts)
Revenues:
Motor fuel sales to third parties	$386,977	$323,281	$146,936
Motor fuel sales to affiliates	775,769	571,755	256,110
Rental income	2,820	3,424	1,760
Other income	1,231	1,117	539
Total revenues	1,166,797	899,577	405,345
Cost of sales:
Motor fuel cost of sales to third parties	380,186	317,172	146,279
Motor fuel cost of sales to affiliates	767,657	565,494	253,212
Other	551	553	307
Total cost of sales	1,148,394	883,219	399,798
Gross profit	18,403	16,358	5,547
Operating expenses:
General and administrative	4,329	6,833	2,608
Other operating	606	1,169	875
Rent	261	196	87
Loss (gain) on disposal of assets	112	(3)	—
Depreciation, amortization and accretion	2,432	3,798	1,633
Total operating expenses	7,740	11,993	5,203
Income from operations	10,663	4,365	344
Interest expense, net	(921)	(1,491)	(2,080)
Income (loss) before income taxes	9,742	2,874	(1,736)
Income tax expense	(145)	(91)	(20)
Net income (loss) and comprehensive income (loss)	$9,597	$2,783	$(1,756)
Net income (loss) per limited partner unit:
Common (basic)	$0.44	$0.13	$(0.09)
Common (diluted)	$0.43	$0.13	$(0.09)
Subordinated (basic and diluted)	$0.44	$0.13	$(0.09)
Weighted average limited partner units outstanding:
Common units - public	10,927,611	10,957,974	10,974,491
Common units - affiliated	36,060	79,308	79,308
Subordinated units - affiliated	10,939,436	10,939,436	10,939,436
Cash distribution per unit	$0.4687	$—	$0.5457
See accompanying notes

Sunoco LP
Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited

	Predecessor		Successor
	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands, except unit and per unit amounts)
Revenues:
Motor fuel sales to third parties	$1,109,849	$1,275,422	$146,936
Motor fuel sales to affiliates	2,257,800	2,200,394	256,110
Rental income	6,725	11,690	1,760
Other income	3,737	4,683	539
Total revenues	3,378,111	3,492,189	405,345
Cost of sales:
Motor fuel cost of sales to third parties	1,091,183	1,252,141	146,279
Motor fuel cost of sales to affiliates	2,234,336	2,177,028	253,212
Other	1,677	2,339	307
Total cost of sales	3,327,196	3,431,508	399,798
Gross profit	50,915	60,681	5,547
Operating expenses:
General and administrative	11,877	17,075	2,608
Other operating	1,805	4,964	875
Rent	765	729	87
Loss (gain) on disposal of assets	206	(39)	—
Depreciation, amortization and accretion	6,090	10,457	1,633
Total operating expenses	20,743	33,186	5,203
Income from operations	30,172	27,495	344
Interest expense, net	(2,370)	(4,767)	(2,080)
Income (loss) before income taxes	27,802	22,728	(1,736)
Income tax expense	(298)	(218)	(20)
Net income (loss) and comprehensive income (loss)	$27,504	$22,510	$(1,756)
Net income (loss) per limited partner unit:
Common (basic)	$1.26	$1.02	$(0.09)
Common (diluted)	$1.25	$1.02	$(0.09)
Subordinated (basic and diluted)	$1.26	$1.02	$(0.09)
Weighted average limited partner units outstanding:
Common units - public	10,925,870	10,944,309	10,974,491
Common units - affiliated	21,644	79,308	79,308
Subordinated units - affiliated	10,939,436	10,939,436	10,939,436
Cash distribution per unit	$1.3590	$1.0218	$0.5457
See accompanying notes

Sunoco LP
Consolidated Statements of Partners' Equity
Unaudited

	Partnership
	Common-Public	Common-Affiliated	Subordinated-Affiliated	Total
	(in thousands)
Predecessor
Balance at December 31, 2012	$210,462	$(175)	$(131,955)	$78,332
Equity issued to Parent	—	2,000	—	2,000
Cash distributions to Parent	—	(316)	(19,653)	(19,969)
Cash distributions to Unitholders	(19,632)	—	—	(19,632)
Unit-based compensation	965	3	967	1,935
Partnership net income	18,474	50	18,503	37,027
Balance at December 31, 2013	210,269	1,562	(132,138)	79,693
Cash distributions to Parent	—	(184)	(16,484)	(16,668)
Cash distributions to Unitholders	(16,485)	—	—	(16,485)
Unit-based compensation	2,340	16	2,336	4,692
Unit retirements	(125)	—	—	(125)
Partnership net income	11,217	80	11,213	22,510
Balance at August 31, 2014	$207,216	$1,474	$(135,073)	$73,617

Successor
Allocation of ETP merger "push down"	$407,307	$2,943	$406,005	$816,255
Unit-based compensation	304	2	304	610
Partnership net loss	(876)	(6)	(874)	(1,756)
Balance at September 30, 2014	$613,951	$4,413	$270,362	$888,726

See accompanying notes

Sunoco LP
Consolidated Statements of Cash Flows
Unaudited

	Predecessor		Successor
	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$27,504	$22,510	$(1,756)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	6,090	10,457	1,633
Amortization of deferred financing fees	286	313	1,606
Loss (gain) on disposal of assets	206	(39)	—
Non-cash unit based compensation	1,351	4,692	610
Deferred income tax	424	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,858)	(3,939)	3,348
Accounts receivable from affiliates	23,759	(22,812)	30,952
Inventories	(12,129)	(10,557)	(5,328)
Other assets	586	(938)	(1,061)
Accounts payable	3,733	30,838	(19,883)
Accounts payable from affiliates	—	—	(5,858)
Accrued liabilities	8,254	1,713	(360)
Other noncurrent liabilities	(344)	1,139	(1,233)
Net cash provided by operating activities	48,862	33,362	2,670
Cash flows from investing activities:
Capital expenditures	(99,924)	(89,330)	(12,792)
Purchase of intangibles	(1,878)	(3,660)	(293)
Purchase of marketable securities	(769,364)	—	—
Redemption of marketable securities	879,692	25,952	—
Net cash provided by (used in) investing activities	8,526	(67,038)	(13,085)
Cash flows from financing activities:
Cash from GFI contribution	784	—	—
Revolving line of credit, net	107,210	88,380	25,410
Loan origination costs	—	—	(7,587)
Payments on long-term debt	(125,167)	(25,880)	(502)
Retirement of units	—	(125)	—
Distributions to Parent	(14,544)	(16,669)	—
Distributions to Unitholders	(14,506)	(16,485)	—
Net cash provided by (used in) financing activities	(46,223)	29,221	17,321
Net increase (decrease) in cash	11,165	(4,455)	6,906
Cash and cash equivalents at beginning of period	6,752	8,150	3,695
Cash and cash equivalents at end of period	$17,917	$3,695	$10,601

	Predecessor		Successor
	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands)
Supplemental disclosure of non-cash investing activities:
Property and equipment	$—	$—	$(11,239)
Intangible assets	—	—	(214,974)
Goodwill	—	—	(590,899)
Supplemental disclosure of non-cash financing activities:
Contribution of debt from Parent	$(21,850)	$—	$—
Issuance of units to Parent for net assets	(2,000)	—	—
Increase in partners equity related to ETP Merger	—	—	816,255

See accompanying notes

Sunoco LP
Notes to Consolidated Financial Statements
Unaudited

1.	Organization and Principles of Consolidation

On April 27, 2014, Susser Holdings Corporation ("SUSS" or the "Parent") entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP would acquire the outstanding common shares of SUSS ("ETP Merger"). This transaction was completed on August 29, 2014. By acquiring SUSS, ETP acquired 100.0% of the 0.0% non-economic general partner interest and incentive distribution rights in Susser Petroleum Partners LP ("SUSP"), and indirectly acquired approximately 11 million SUSP common and subordinated units (representing approximately 50.1% of SUSP’s outstanding units) as of August 29, 2014. Unvested phantom units that were outstanding on April 27, 2014 vested upon completion of the ETP Merger.
Effective October 27, 2014, Susser Petroleum Partners LP (ticker symbol: SUSP) changed its name to Sunoco LP (ticker symbol: SUN). These changes align the Partnership's legal and marketing name with that of ETP's iconic brand, Sunoco. As used in this document, the terms "Partnership", "SUN", "we", "us" or "our", should be understood to refer to Sunoco LP including, prior to October 27, 2014, Susser Petroleum Partners LP.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and its consolidated subsidiaries, which distribute motor fuels in Texas, New Mexico, Oklahoma, Louisiana and Kansas. SUN was formed in June 2012 by SUSS and its wholly owned subsidiary, Sunoco GP LLC (formerly known as Susser Petroleum Partners GP LLC), our general partner. On September 25, 2012, we completed our initial public offering (“IPO”) of 10,925,000 common units representing limited partner interests.
As a result of the ETP Merger, SUN became a consolidated entity of ETP and applied “push down” accounting that required its assets and liabilities to be adjusted to fair value on August 29, 2014. Due to the application of "push down" accounting, the SUN consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented. The periods prior to the acquisition date are identified as “Predecessor” and the period after the acquisition date is identified as “Successor”. For accounting purposes, management has designated the acquisition date as August 31, 2014, as the operating results and change in financial position for the intervening period is not material.
Management, with the assistance of a third party valuation firm, has preliminarily estimated the fair value of its assets and liabilities as of the date of acquisition by ETP. The carrying values of SUN's assets and liabilities (excluding property and equipment, certain inventories, and intangibles) in this preliminary estimate were assumed to approximate their fair values. SUN’s identifiable intangible assets consist primarily of dealer relationships, the fair value of which were estimated by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions. The amount of goodwill preliminarily recorded by SUN through “push down” accounting represents the excess of SUN's estimated enterprise value over the fair value of SUN’s assets and liabilities. As the valuation being performed by the third party valuation firm is not yet complete, the value of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. As a result, material adjustments to this preliminary allocation may occur as the valuation and the related "push down" accounting is finalized in the future. The following table summarizes the preliminary allocation of the assets and liabilities of SUN.

August 31, 2014
(in thousands)
Current assets	$171,484
Property and equipment	273,146
Goodwill	613,722
Intangible assets	238,435
Other noncurrent assets	790
Current liabilities	(155,182)
Other noncurrent liabilities	(252,523)
Total assets and liabilities	$889,872

The consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. The Partnership currently operates in one operating segment, with primary operations conducted by the following consolidated wholly owned subsidiaries:

•
Susser Petroleum Operating Company LLC, a Delaware limited liability company, distributes motor fuel to SUSS' retail and consignment locations, as well as third party customers in Texas, New Mexico, Oklahoma and Louisiana.

•	T&C Wholesale LLC and Susser Energy Services LLC, both Texas limited liability companies, distribute motor fuels, propane and lubricating oils, primarily in Texas, Oklahoma and Kansas.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.

All significant intercompany accounts and transactions have been eliminated in consolidation.
The Partnership also signed a definitive agreement on September 24, 2014, to acquire Honolulu, Hawaii-based Aloha Petroleum, Ltd ("Aloha").  Aloha is the largest independent gasoline marketer and one of the largest convenience store operators in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands.  Aloha currently markets through approximately 100 Shell, Aloha, and Mahalo branded fuel stations throughout the state, about half of which are company operated.  The base purchase price for Aloha is approximately $240 million in cash, subject to a post-closing earn-out, certain closing adjustments, and before transaction costs and expenses. The acquisition is expected to close in the fourth quarter of 2014 pending customary closing conditions.
On September 25, 2014, the Partnership announced it had signed a definitive agreement to acquire Mid-Atlantic Convenience Stores, LLC from ETP. This transaction closed on October 1, 2014. See Note 15 for additional information.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Partnership and its subsidiaries, and all amounts at September 30, 2014 and for the three and nine months ended September 30, 2013 and September 30, 2014, including the respective "Predecessor" and "Successor" periods, are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature other than the "push down" accounting.
The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014.
Certain line items have been reclassified for presentation purposes. In the fourth quarter of 2013, the Partnership revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales and motor fuel cost of sales to be consistent with its Parent's presentation of retail motor fuel sales. The effect of this immaterial error was to increase motor fuel sales and motor fuel cost of sales by $3.1 million and $15.1 million for the three and nine months ended September 30, 2013. This revision had no impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.

2.	New Accounting Pronouncements

FASB ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update establishes a core principal requiring revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. The Partnership has not yet determined the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.
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

3.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	Predecessor	Successor
	December 31, 2013	September 30, 2014
	(in thousands)
Accounts receivable, trade	$68,473	$69,436
Other receivables	855	539
Allowance for uncollectible accounts, trade	(323)	(491)
Accounts receivable, net	$69,005	$69,484
Accounts receivable from affiliates are $49.9 million and $47.6 million as of December 31, 2013 and September 30, 2014, respectively. For additional information regarding our affiliated receivables, see Note 14.

4.	Inventories

Inventories consisted of the following:

	Predecessor	Successor
	December 31, 2013	September 30, 2014
	(in thousands)
Fuel-consignment	$2,103	$2,434
Fuel-other wholesale	8,160	23,694
Other	859	923
Inventories, net	$11,122	$27,051
Effective September 1, 2014, we adopted the last-in first-out ("LIFO") inventory method for fuel inventory, to align our accounting policy with that of ETP. The impact of the change at September 30, 2014, was an increase of $0.8 million to fuel inventory. As the LIFO method is only permitted to be applied to year-end  inventory levels and costs, the application of interim LIFO adjustments are based on management’s estimates of expected year-end inventory levels and costs which are subject to the final year-end LIFO inventories valuation. In connection with the "push down" accounting discussed in Note 1, we recorded the inventory at fair value which was an immaterial change.

5.	Property and Equipment

Property and equipment consisted of the following:

	Predecessor	Successor
	December 31, 2013	September 30, 2014
	(in thousands)
Land	$68,213	$68,536
Buildings and leasehold improvements	83,328	139,667
Equipment	34,703	70,269
Construction in progress	7,322	7,467
Total property and equipment	193,566	285,939
Less: Accumulated depreciation	(13,439)	(1,135)
Property and equipment, net	$180,127	$284,804
In conjunction with the ETP "push down" accounting discussed in Note 1, property and equipment were measured at the preliminary estimate of fair value at the date of acquisition, which resulted in an increase of $11.2 million to property and equipment.

6.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 31, 2013, and September 30, 2014, we had $22.8 million and $613.7 million, respectively, of goodwill recorded in conjunction with past business combinations including the purchase of SUSS by ETP on August 29, 2014. The increase of $590.9 million in the third quarter was recorded in conjunction with the ETP "push down" accounting discussed in Note 1. As of September 30, 2014, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the third quarter of 2014. As a result, no impairment was recorded to goodwill during the first nine months of 2014.

The following table reflects goodwill activity for the nine months ended September 30, 2014 (in thousands):

Balance at December 31, 2013	$22,823
Goodwill related to ETP "push down" accounting	590,899
Balance at September 30, 2014	$613,722
The Partnership has finite‑lived intangible assets recorded that are amortized. The finite‑lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Customer relations, including supply agreements, are being amortized over a weighted-average period of approximately 20 years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately eight years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.
During September 2014, the Partnership repaid its existing revolving credit facility and replaced it with a new revolving credit facility. Unamortized loan costs of $1.6 million relating to the existing facility were written off and loan costs of $7.6 million related to the new revolving credit facility were capitalized and are being amortized over the term of the new revolving credit facility.
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill:

	Predecessor			Successor
	December 31, 2013			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Finite-lived
Customer relations, including supply agreements	$31,982	$11,705	$20,277	$239,285	$2,037	$237,248
Favorable (unfavorable) leasehold arrangements, net	236	51	185	(565)	60	(625)
Loan origination costs	2,437	483	1,954	7,587	—	7,587
Other intangibles	389	33	356	—	—	—
Intangible assets, net	$35,044	$12,272	$22,772	$246,307	$2,097	$244,210

7.	Long-Term Debt

Long-term debt consisted of the following:

	Predecessor	Successor
	December 31, 2013	September 30, 2014
	(in thousands)
Term Loan, bearing interest at Prime or LIBOR plus an applicable margin	$25,866	$—
2014 Revolver, bearing interest at Prime or LIBOR plus an applicable margin	—	270,000
2012 Revolver, bearing interest at Prime or LIBOR plus an applicable margin	156,210	—
Notes payable, bearing interest at 6% and 4%	4,075	3,559
Total debt	186,151	273,559
Less: Current maturities	525	529
Long-term debt, net of current maturities	$185,626	$273,030
Term Loan and Security Agreement
On September 25, 2012, in connection with the IPO, we entered into a Term Loan and Security Agreement (the "Term Loan") with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015. The Term Loan was repaid during the first quarter of 2014.
Revolving Credit Agreement
On September 25, 2012, we entered into a $250 million revolving credit agreement with a syndicate of banks (the “2012 Revolver”) expiring September 25, 2017. In December 2013, the 2012 Revolver commitments were increased by $150 million to a total of $400 million while retaining the ability to increase the 2012 Revolver by an additional $100 million. Borrowings under the revolving credit facility bore interest at (i) a base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25%, (determined with reference to our consolidated total leverage ratio). In addition, the unused portion of the 2012 Revolver was subject to a commitment fee ranging from 0.375% to 0.50%, based on our consolidated total leverage ratio.
On September 25, 2014, we entered into a new $1.25 billion revolving credit facility ("2014 Revolver" and, collectively with the 2012 Revolver, the "Revolver") with a syndicate of banks expiring September 25, 2019 (which date may be extended in accordance with the terms of the credit agreement). The 2014 Revolver includes an accordion feature thus providing flexibility to increase the facility by an additional $250 million, subject to certain conditions. Borrowings under the 2014 Revolver were used to repay and cancel the existing 2012 Revolver, of which $1.6 million in unamortized loan fees were fully amortized to interest expense.
Borrowings under the 2014 Revolver will bear interest at a base rate (a rate based off of the higher of (a) the Federal Funds Rate (as defined therein) plus 0.5%, (b) Bank of America’s prime rate or (c) one-month LIBOR (as defined therein) plus 1.00%) or LIBOR, in each case plus an applicable margin ranging from 1.50% to 2.50%, in the case of a LIBOR loan, or from 0.50% to 1.50%, in the case of a base rate loan (determined with reference to the Partnership’s Leverage Ratio (as defined therein)). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 2.00%, in the case of a LIBOR loan, or from 0.125% to 1.00%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt). Interest is payable quarterly if the base rate applies, at the end of the applicable interest period if LIBOR applies and at the end of the month if daily floating LIBOR applies. In addition, the unused portion of the 2014 Revolver is subject to a commitment fee ranging from 0.250% to 0.350%, based on the Partnership’s Leverage Ratio (as defined therein). Upon the first achievement by the Partnership of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.275%, based on the Partnership’s credit rating as described above.
The 2014 Revolver requires the Partnership to maintain a Leverage Ratio of not more than 5.50 to 1.00. The maximum Leverage Ratio is subject to upwards adjustment of not more than 6.00 to 1.00 for a period not to exceed three fiscal quarters in the event the Partnership engages in an acquisition of assets, Equity Interests, (as defined therein) operating lines or divisions by the Partnership, a Subsidiary, (as defined therein) an Unrestricted Subsidiary (as defined therein) or a Joint Venture for a purchase price of not less than $50 million. Indebtedness under the 2014 Revolver is secured by a security interest in, among other things, all of the Partnership’s present and future personal property and all of the present and future personal property of its guarantors, the capital stock of its material subsidiaries (or 66% of the capital stock of material foreign subsidiaries), and any intercompany debt. Upon the first achievement by the Partnership of an investment grade credit rating, all security interests securing the 2014 Revolver will be released.
As of September 30, 2014, the balance on the 2014 Revolver was $270.0 million and $10.9 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at September 30, 2014 was $969.1 million. The Partnership was in compliance with all financial covenants at September 30, 2014.
Guaranty by SUSS of Term Loan and 2012 Revolver/2014 Revolver
SUSS entered into a Guaranty of Collection (the “Guaranty”) in connection with the Term Loan and the 2012 Revolver, which has been transferred to the 2014 Revolver. Pursuant to the Guaranty, SUSS guarantees the collection of the principal amount outstanding under (i) the Term Loan and (ii) the Revolvers. SUSS' obligation under the Guaranty is limited to $180.7 million. SUSS is not required to make payments under the Guaranty unless and until (a) the Partnership has failed to make a payment on such outstanding amounts, (b) the obligations under such facilities have been accelerated, (c) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, have been exhausted and (d) the applicable lenders have failed to collect the full amount owing on such facilities. In addition, SUSS entered into a Reimbursement Agreement with PropCo, whereby SUSS is obligated to reimburse PropCo for any amounts paid by PropCo under the guaranty of the Revolvers executed by the Partnership's subsidiaries.  SUSS' exposure under this reimbursement agreement is limited, when aggregated with its obligation under the Guaranty, to $180.7 million.
Other Debt
In August 2010 we entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at December 31, 2013 and September 30, 2014 was $1.1 million. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
In September 2013, we assumed a $3.0 million term loan obligation from SUSS as part of the contribution of net assets of Gainesville Fuel business ("GFI Contribution").  The term loan had an outstanding balance of $2.5 million as of September 30, 2014 and bears a 4.0% fixed rate.
The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of September 30, 2014, is estimated to be approximately $272.9 million, based on the current balance of the 2014 Revolver and an analysis of the net present value of remaining payments on the other notes payable at a rate calculated off U.S. Treasury Securities.
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
The components of net rent expense are as follows:

	Predecessor		Successor	Predecessor		Successor
	Three Months Ended September 30, 2013	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands)
Cash rent:
Store base rent	$208	$147	$73	$625	$562	$73
Equipment rent	49	47	13	124	155	13
Total cash rent	257	194	86	749	717	86
Non-cash rent:
Straight-line rent	4	2	1	16	12	1
Net rent expense	$261	$196	$87	$765	$729	$87

Equipment rent consists primarily of store equipment and vehicles.

Letters of Credit
We were contingently liable for $10.9 million related to irrevocable letters of credit required by various third parties as of September 30, 2014, under the 2014 Revolver.

9.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Predecessor		Successor	Predecessor		Successor
	Three Months Ended September 30, 2013	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands)
Cash interest expense	$874	$1,420	$485	$2,318	$4,516	$485
Amortization of loan costs	95	87	1,606	286	313	1,606
Cash interest income	(48)	(16)	(11)	(234)	(62)	(11)
Interest expense, net	$921	$1,491	$2,080	$2,370	$4,767	$2,080

10.	Income Tax
As a limited partnership, we are generally not subject to state and federal income tax, with the exception of the state of Texas.  Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). Our taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations and Comprehensive Income (Loss), is included in the federal and state income tax returns of each unitholder.  We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, PropCo. PropCo is subject to federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2013, and the nine months ended September 30, 2014, our non-qualifying income did not exceed the statutory limit.

	Predecessor				Successor
	Three Months Ended September 30, 2013		July 1, 2014 through August 31, 2014		September 1, 2014 through September 30, 2014
	(in thousands)	Tax rate %	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$3,410	35.0%	$1,007	35.0%	$(608)	35.0%
Partnership earnings not subject to tax	(3,342)	(34.3)%	(958)	(33.3)%	633	(36.4)%
State and local tax, net of federal benefit	77	0.8%	42	1.5%	(5)	0.3%
Net income tax expense	$145	1.5%	$91	3.2%	$20	(1.1)%

	Predecessor				Successor
	Nine Months Ended September 30, 2013		January 1, 2014 through August 31, 2014		September 1, 2014 through September 30, 2014
	(in thousands)	Tax rate %	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$9,731	35.0%	$7,956	35.0%	$(608)	35.0%
Partnership earnings not subject to tax	(9,651)	(34.7)%	(7,978)	(35.1)%	633	(36.4)%
State and local tax, net of federal benefit	218	0.8%	240	1.2%	(5)	0.3%
State and local tax, net of federal benefit	$298	1.1%	$218	1.1%	$20	(1.1)%

11.	Equity
As of September 30, 2014, ETP indirectly owned 79,308 common units and 10,939,436 subordinated units, which together constituted a 50.1% ownership interest in us. As of September 30, 2014, the public owned 10,974,491 units. On October 1, 2014, 3,983,540 units were issued to ETP in connection with our acquisition of Mid-Atlantic Convenience Stores, LLC. For additional information, see Note 15.
On October 27, 2014, we sold 8,000,000 common units to the public at a price of $46.25 per unit. We received net proceeds of $358.9 million, after deducting underwriting discounts and commissions, but before other offering expenses. For additional information see Note 15.

Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to ETP (prior to the ETP Merger, SUSS).

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Attributable to Common Units
	Predecessor		Successor
	Three Months Ended September 30, 2013	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
Distributions (a)	$5,165	$—	$9,447
Distributions in excess of income	(361)	1,398	(10,457)
Limited partners' interest in net income	$4,804	$1,398	$(1,010)

Attributable to Subordinated Units
	Predecessor		Successor
	Three Months Ended September 30, 2013	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
Distributions (a)	$5,124	$—	$9,349
Distributions in excess of income	(331)	1,385	(10,350)
Limited partners' interest in net income	$4,793	$1,385	$(1,001)

(a) Distributions declared per unit to unitholders as of record date	$0.4687	$—	$0.5457

Attributable to Common Units
	Predecessor		Successor
	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
Distributions (a)	$14,904	$11,297	$9,447
Distributions in excess of income	(1,146)	(29)	(10,457)
Limited partners' interest in net income	$13,758	$11,268	$(1,010)

Attributable to Subordinated Units
	Predecessor		Successor
	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
Distributions (a)	$14,863	$11,207	$9,349
Distributions in excess of income	(1,116)	(29)	(10,350)
Limited partners' interest in net income	$13,747	$11,178	$(1,001)

(a) Distributions declared per unit to unitholders as of record date	$1.3590	$1.0218	$0.5457

Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between our unitholders and ETP, (in its capacity as the holder of our incentive distribution rights or "IDRs") based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of ETP (in its capacity as the holder of our IDRs) and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount”. The percentage interests shown for our unitholders and ETP (in its capacity as the holder of our IDRs) for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for ETP (in its capacity as the holder of our IDRs) assume that there are no arrearages on common units and that ETP continues to own all of the IDRs.

		Marginal percentage interest in distributions
	Total quarterly distribution per unit target amount	Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—
First Target Distribution	Above $0.4375 up to $0.503125	100%	—
Second Target Distribution	Above $0.503125 up to $0.546875	85%	15%
Third Target Distribution	Above $0.546875 up to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Cash Distributions
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. The following table summarizes the cash distributions paid or payable for 2014.

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
		( in thousands)
February 28, 2014	$0.4851	$10,650	$—
May 30, 2014	$0.5021	$11,026	$—
August 29, 2014	$0.5197	$11,413	$64
November 28, 2014	$0.5457	$18,541	$255

12.	Equity-Based Compensation
Unit-based compensation expense related to the Partnership that was included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows (in thousands):

	Predecessor		Successor	Predecessor		Successor
	Three Months Ended September 30, 2013	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
Phantom common units	$101	372	$—	$407	$604	$—
Allocated expense from Parent	445	2,836	610	944	4,088	610
Total equity-based compensation expense	$546	$3,208	$610	$1,351	$4,692	$610

Phantom Common Unit Awards
During 2014, 6,354 phantom unit grants were issued. The fair value of each phantom unit on the grant date is equal to the market price of our common unit on that date reduced by the present value of estimated dividends over the vesting period, since the phantom units do not receive dividends until vested. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest over a one-to-three-year period and employee awards vest ratably over a two-to-five-year service period. On August 29, 2014, effective with the ETP Merger, all outstanding unvested awards became fully vested. As a result, the Predecessor recorded equity-based compensation expense of $0.4 million primarily related to the accelerated vesting of these phantom common unit awards. As of September 30, 2014, there were no outstanding phantom common unit awards.

A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	32,500	$18.93
Granted	15,815	27.15
Vested	(11,352)	21.50
Nonvested at December 31, 2013	36,963	21.66
Granted	6,354	33.24
Vested	(40,317)	23.67
Forfeited	(3,000)	18.42
Nonvested at September 30, 2014	—	$—

13.	Net Income (Loss) per Unit
Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income (loss) is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions to SUSS (predecessor) and to ETP (successor), the holder of the IDRs, pursuant to our partnership agreement which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.
In addition to the common and subordinated units, we have also identified the IDRs as participating securities and use the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income (loss) per unit includes the effects of potentially dilutive units on our common units to the extent such are anti-dilutive, consisting of nonvested phantom units. Basic and diluted net income (loss) per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Predecessor		Successor
	Three Months Ended September 30, 2013	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands, except units and per unit amounts)
Net income (loss)	$9,597	$2,783	$(1,756)
Less: Incentive distribution rights	—	—	255
Limited partners' interest in net income (loss)	$9,597	$2,783	$(2,011)

Weighted average limited partner units outstanding:
Common - basic	10,963,671	11,037,282	11,053,799
Common - equivalents	26,970	18,702	—
Common - diluted	10,990,641	11,055,984	11,053,799
Subordinated - Parent (basic and diluted)	10,939,436	10,939,436	10,939,436
Net income (loss) per limited partner unit:
Common - basic	$0.44	$0.13	$(0.09)
Common - diluted	$0.43	$0.13	$(0.09)
Subordinated - Parent (basic and diluted)	$0.44	$0.13	$(0.09)

	Predecessor		Successor
	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands, except units and per unit amounts)
Net income (loss)	$27,504	$22,510	$(1,756)
Less: Incentive distribution rights	—	64	255
Limited partners' interest in net income (loss)	$27,504	$22,446	$(2,011)

Weighted average limited partner units outstanding:
Common - basic	10,947,514	11,023,617	11,053,799
Common - equivalents	21,845	25,128	—
Common - diluted	10,969,359	11,048,745	11,053,799
Subordinated - Parent (basic and diluted)	10,939,436	10,939,436	10,939,436
Net income (loss) per limited partner unit:
Common - basic	$1.26	$1.02	$(0.09)
Common - diluted	$1.25	$1.02	$(0.09)
Subordinated - Parent (basic and diluted)	$1.26	$1.02	$(0.09)

14.	Related-Party Transactions

We entered into two long-term, fee-based commercial agreements with SUSS in connection with our IPO, summarized as follows:

•
Distribution contract - a 10-year agreement under which we are the exclusive distributor of motor fuel to SUSS' existing Stripes® convenience stores and independently operated consignment locations, and to all future sites purchased by the Partnership pursuant to the sale and leaseback option under the Omnibus Agreement, at cost, including tax and transportation costs, plus a fixed profit margin of approximately three cents per gallon. In addition, all future motor fuel volumes purchased by SUSS for its own account will be added to the distribution contract pursuant to the terms of the Omnibus Agreement.

•
Transportation contract - a 10-year transportation logistics agreement, pursuant to which SUSS will arrange for motor fuel to be delivered from our suppliers to our customers at rates consistent with those charged by SUSS to third parties for the delivery of motor fuel.

Omnibus Agreement
In addition to the commercial agreements described above, we also entered into an Omnibus Agreement with SUSS pursuant to which, among other things, we received a three-year option to purchase from SUSS up to 75 of SUSS' new or recently constructed Stripes® convenience stores at their cost and lease the stores back to them at a specified rate for a 15-year initial term, and the Partnership will be the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. We also received a ten-year right to participate in acquisition opportunities with SUSS, to the extent the Partnership and SUSS are able to reach an agreement on terms, and the exclusive right to distribute motor fuel to certain of SUSS' newly constructed convenience stores and independently operated consignment locations. In addition, we agreed to reimburse our general partner and its affiliates for the costs incurred in managing and operating the Partnership. The Omnibus Agreement also provides for certain indemnification obligations between SUSS and the Partnership.

Summary of Transactions
Related-party transactions with SUSS are as follows:

	Predecessor		Successor
	Three Month Ended September 30,2013	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands, except store count data)
Motor fuel sales	$775,769	$571,755	$256,110
Motor fuel gross profit	8,112	6,261	2,898
General and administrative expenses allocated, including equity-based compensation	660	3,040	100
Allocated cost of employees	2,845	1,796	1,062
Distributions	4,953	5,726	—
IDR distributions	—	64	—
Transportation charges for delivery of motor fuel	12,807	10,319	4,886
Purchase of stores	39,474	22,593	12,598
Purchase of stores since IPO	120,993	214,304	226,902
Rental Income	1,904	2,684	1,432
# of stores purchased	10	5	3

	Predecessor		Successor
	Nine Month Ended September 30,2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014
	(in thousands, except store count data)
Motor fuel sales	$2,257,800	$2,200,394	$256,110
Motor fuel gross profit	23,464	23,366	2,898
General and administrative expenses allocated, including equity-based compensation	1,849	4,768	100
Allocated cost of employees	8,172	8,802	1,062
Distributions	14,525	16,604	—
IDR distributions	—	64	—
Transportation charges for delivery of motor fuel	37,013	37,874	4,886
Purchase of stores	91,993	81,145	12,598
Purchase of stores since IPO	120,993	214,304	226,902
Rental income	3,998	9,117	1,432
# of stores purchased	22	18	3

Additional affiliate activity related to the Balance Sheet and Consolidated Statement of Operations and Comprehensive Income (Loss) are as follows:

•	Net accounts receivable from SUSS were $47.6 million and $49.9 million at September 30, 2014, and December 31, 2013, respectively, which are primarily related to fuel purchases from us.

•	Accounts payable to Sunoco LLC were $5.9 million million at September 30, 2014, for the purchase of bulk fuel inventory.

•	ETP charged us $0.6 million for the one month ended September 30, 2014, related to non-cash stock based compensation.

15.	Subsequent Events
On October 1, 2014, the Partnership acquired Mid-Atlantic Convenience Stores, LLC from ETP for a total consideration of approximately $768 million, subject to working capital adjustments.  The consideration paid by the Partnership consisted of 3,983,540 newly issued SUN common units and $556 million of cash. In connection with the acquisition, the Partnership obtained working capital of $75.3 million, property and equipment of $474.5 million, goodwill and other intangibles of $200.8 million and assumed certain indebtedness and other liabilities totaling $200.3 million. The Partnership initially financed the cash portion by utilizing availability under the 2014 Revolver and subsequently with proceeds from the offering discussed below.
The assets owned by Mid-Atlantic Convenience Stores, LLC include the Mid-Atlantic Convenience Stores ("MACS") locations and the Tigermarket locations that were previously acquired by ETP.  Both businesses are currently operated and supplied by ETP's Sunoco subsidiary.
The drop-down included approximately 110 company-operated retail convenience stores and 200 dealer-operated and consignment sites from the MACS/Tigermarket businesses. The combined portfolio includes locations in Virginia, Maryland, Tennessee and Georgia. This was the first transaction completed in a series of previously announced drop-down plans by which ETP would transfer its retail and fuel distribution business to the Partnership. For additional information, please refer to the Partnership's Form 8-K filed on September 25, 2014 and Form 8-K/A filed on October 21, 2014. The acquisition will be accounted for as an acquisition of net assets under common control. Specifically, the Partnership recognized the acquired assets and assumed liabilities at ETP's carrying value.
If the purchase would have occurred on January 1, 2013, our combined revenue and net income would have been as follows:

	Pro Forma Nine Months Ended September 30, 2013	Pro Forma Nine Months Ended September 30, 2014
	(in millions)
Revenue	5,112	4,479
Net Income	32	19
The Partnership announced on October 21, 2014, that it priced its registered underwritten public offering of 8 million common units representing limited partner interests, pursuant to an effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission (the "SEC") at $46.25 per common unit. The Partnership intends to use the net proceeds from the offering, including any net proceeds from the underwriters' exercise of their option to purchase additional common units, to repay indebtedness under its revolving credit facility and for general partnership purposes. This transaction closed on October 27, 2014.

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
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	ETP's business strategy and operations and ETP's conflicts of interest with us;

•	Renewal or renegotiation of our long-term distribution contracts with our customers;

•	Changes in the price of and demand for the motor fuel that we distribute;

•	Our dependence on limited principal suppliers;

•	Our dependence on certain customers for significant portions of our revenue;

•	Changing consumer preferences for alternative fuel sources or improvement in fuel efficiency;

•	Competition in the wholesale motor fuel distribution and convenience store industries;

•	Seasonal trends;

•	Severe or unfavorable weather conditions;

•	Our ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	The impact of worldwide economic and political conditions, including acts of war and terrorism and variable interest rates;

•	Environmental, tax and other federal, state and local laws and regulations;

•	The outcome of pending or future litigation or adverse events or developments;

•	Dangers inherent in the storage of motor fuel;

•	The fact that we are not fully insured against all risks incident to our business;

•	Reliance of our suppliers to provide trade credit terms to adequately fund our ongoing operations;

•	Dependence on our information technology systems;

•	Our reliance on ETP and SUSS for transportation services; and

•	The ability of ETP to successfully integrate our operations and employees, and realize anticipated synergies.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

The risk factor relating to us and our business are as presented in our amended current report on Form 8-K/A filed on October 21, 2014, in which risk factors are incorporated by reference herein. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
We are a growth-oriented Delaware limited partnership formed by SUSS to engage in the primarily fee-based wholesale distribution of motor fuels to SUSS and third parties. We closed the initial public offering of our common units on September 25, 2012.
Effective October 27, 2014, Susser Petroleum Partners LP (ticker symbol: SUSP) changed its name to Sunoco LP (ticker symbol: SUN). These changes alter the Partnership's legal and Marketing name with that of ETP's iconic brand, Sunoco. As used in this document, the terms the "Partnership" , "SUN", "we", "us" or "our", should be understood to refer to Sunoco LP including, prior to October 27, 2014, Susser Petroleum Partners LP.
SUSS operated 645 retail convenience stores primarily under its proprietary Stripes® convenience store brand at quarter-end, primarily in growing Texas markets. Stripes is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of SUSS' retail operations, and SUSS purchases substantially all of its motor fuel from us. For the three and nine months ended September 30, 2014, we distributed 302.7 million and 873.7 million gallons of motor fuel to Stripes® convenience stores and SUSS' consignment locations, and 165.6 million and 489.8 million gallons of motor fuel to other third party customers, respectively. We believe we are one of the largest independent motor fuel distributors by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States.
In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas and in Louisiana, New Mexico and Oklahoma to:

•	Stripes® convenience stores, pursuant to the SUSS Distribution Contract;

•	85 other independently operated consignment locations where SUSS sells motor fuel to retail customers, also pursuant to the SUSS Distribution Contract;

•	22 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;

•	516 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	over 1,900 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
See Note 14 in the accompanying Notes to Consolidated Financial Statements for information regarding related party transactions.
On August 29, 2014, SUSS completed its merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP acquired the outstanding common shares of SUSS. By acquiring SUSS, ETP also owns the general partner interest and the incentive distribution rights in the Partnership, and approximately 11 million common and subordinated units (representing approximately 50.1% of the Partnership’s outstanding units). Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.
On September 25, 2014, the Partnership announced that it had signed a definitive agreement to acquire Aloha Petroleum, Ltd. (“Aloha”) for $240 million, subject to a post-closing earn-out, certain closing adjustments and before transaction costs and expenses. Aloha is the largest independent gasoline marketer and one of the largest convenience store operators in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands.  Aloha currently markets through approximately 100 Shell, Aloha, and Mahalo branded fuel stations throughout the state, about half of which are company operated.
On October 1, 2014, the Partnership acquired Mid-Atlantic Convenience Stores, LLC ("MACS") from ETP for $768 million, plus a working capital adjustment. MACS consists of approximate 110 retail convenience stores and 200 wholesale dealer locations in Virgina, Maryland, Tennessee, and Georgia. The transaction is expected to be immediately accretive to distributable cash flow per unit for both SUN and ETP. This transaction was initially funded with $556 million drawn on the new revolving credit facility ("2014 Revolver") and the issuance of 3,983,540 of the newly issued common units to a subsidiary of ETP. On October 27, 2014, the Partnership issued 8 million new common units pursuant to an effective shelf registration statement on Form S-3 for $46.25 per common unit. Proceeds from the equity offering were used to repay indebtedness under the 2014 Revolver. See Note 15 of our Notes to Consolidated Financial Statements for additional information.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance. The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.
The key operating metrics presented below for the three and nine months ended September 30, 2014, are the combined results of operations for the Partnership for the predecessor period ended August 31, 2014, and the successor period from September 1, 2014, through September 30, 2014. Please refer to the Consolidated Statements of Operations and Comprehensive Income (Loss) for the results for the respective periods.

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2014		September 30, 2013		September 30, 2014
	(in thousands, except for selling price and gross profit per gallon)
Revenues:
Motor fuel sales to third parties (1)	$386,977		$470,217		$1,109,849		$1,422,358
Motor fuel sales to affiliates	775,769		827,865		2,257,800		2,456,504
Rental income	2,820		5,184		6,725		13,450
Other income	1,231		1,656		3,737		5,222
Total revenue (1)	1,166,797		1,304,922		3,378,111		3,897,534
Gross profit:
Motor fuel gross profit to third parties (2)	6,791		6,766		18,666		23,938
Motor fuel gross profit to affiliates	8,112		9,159		23,464		26,264
Rental income	2,820		5,184		6,725		13,450
Other	680		796		2,060		2,576
Total gross profit	$18,403		$21,905		$50,915		$66,228
Net income	$9,597		$1,027		$27,504		$20,754
Adjusted EBITDA (3)	$13,753		$13,955		$37,819		$45,192
Distributable cash flow (3)	$12,693		$11,804		$35,032		$39,494
Operating Data:
Total motor fuel gallons sold:
Third-party	130,959		165,618		371,732		489,787
Affiliated	268,565		302,734		783,715		873,747
Average wholesale selling price per gallon	$2.91		$2.77		$2.91		$2.84
Motor fuel gross profit (cents per gallon):
Third-party (2)	5.2	¢	5.3	¢	5.0	¢	5.3	¢
Affiliated	3.0	¢	3.0	¢	3.0	¢	3.0	¢
Volume-weighted average for all gallons	3.7	¢	3.8	¢	3.6	¢	3.8	¢

(1)
In December 2013, we revised our presentation of fuel taxes on motor fuel sales at our consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision which also affects average wholesale selling price.

(2)
Fuel gross profit to third parties includes $2.1 million non-cash fuel valuation adjustment charge in the third quarter and nine months ended September 30, 2014. This charge is excluded from the calculation of cents per gallon gross profit.

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

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.

The following tables present a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and distributable cash flow:

	Predecessor		Successor
	Three Months Ended September 30, 2013	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Combined Results for the Three Months Ended September 30, 2014
	(in thousands)
Net income (loss)	$9,597	$2,783	$(1,756)	$1,027
Depreciation, amortization and accretion	2,432	3,798	1,633	5,431
Interest expense, net	921	1,491	2,080	3,571
Income tax expense	145	91	20	111
EBITDA	13,095	8,163	1,977	10,140
Non-cash unit based compensation	546	3,208	610	3,818
Loss (gain) on disposal of assets and impairment charge	112	(3)	—	(3)
Adjusted EBITDA	13,753	11,368	2,587	13,955
Cash interest expense	825	1,404	474	1,878
State franchise tax expense (cash)	24	80	19	99
Maintenance capital expenditures	211	187	(13)	174
Distributable cash flow	$12,693	$9,697	$2,107	$11,804

	Predecessor		Successor
	Nine Months Ended September 30, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Combined Results for the Nine Months Ended September 30, 2014
	(in thousands)
Net income (loss)	$27,504	$22,510	$(1,756)	$20,754
Depreciation, amortization and accretion	6,090	10,457	1,633	12,090
Interest expense, net	2,370	4,767	2,080	6,847
Income tax expense	298	218	20	238
EBITDA	36,262	37,952	1,977	39,929
Non-cash unit based compensation	1,351	4,692	610	5,302
Loss (gain) on disposal of assets and impairment charge	206	(39)	—	(39)
Adjusted EBITDA	37,819	42,605	2,587	45,192
Cash interest expense	2,084	4,454	474	4,928
State franchise tax expense (cash)	165	253	19	272
Maintenance capital expenditures	538	511	(13)	498
Distributable cash flow	$35,032	$37,387	$2,107	$39,494

Third Quarter 2014 Compared to Third Quarter 2013
Revenue. Total revenue for the third quarter of 2014 was $1.3 billion, an increase of $138.1 million, or 11.8%, from the third quarter of 2013. Motor fuel sales to third parties increased $83.2 million, or 21.5%. This increase consisted of a 26.5% increase in gallons sold offset by a 3.7% decrease in the third-party wholesale selling price per gallon of motor fuel. Motor fuel sales to affiliates increased $52.1 million, or 6.7%, from the third quarter of 2013. This increase consisted of a 12.7% increase in gallons sold to affiliates offset by a 5.5% decrease in the wholesale selling price of motor fuel. Rental revenue of $5.2 million for the quarter increased by $2.4 million from the third quarter of 2013 due to the acquisition and subsequent leaseback of an additional 24 convenience store locations from SUSS.
Cost of Sales and Gross Profit. Gross profit for the third quarter of 2014 was $21.9 million, an increase of $3.5 million, or 19.0%, over the third quarter of 2013. Gross profit on motor fuel sales to third parties was flat to last year due to a non-cash valuation adjustment of $2.1 million. Excluding this LIFO adjustment, gross profit on fuel sales to third parties increased by $2.1 million, reflecting the additional gallons sold and resulting in a slight improvement in third party gross profit per gallon to 5.3 cents. The Partnership sold fuel to affiliates at a gross profit of approximately 3.0 cents per gallon, resulting in $9.2 million gross profit for the three months ended September 30, 2014 compared to $8.1 million for the three months ended September 30, 2013 due to increased gallons. Other gross profit of $6.0 million increased by $2.5 million from the third quarter of 2013, which was primarily attributable to rental income and an increase in oil and lube product sales related to the Gainesville Fuel, Inc. ("GFI") acquisition in September 2013.
Total Operating Expenses. Total operating expenses for the third quarter of 2014 were $17.2 million, an increase of $9.5 million, or 122.2%, from the third quarter of 2013, primarily due to expenses related to the additional volumes sold and certain transaction cost as described below:

•
General and administrative expenses increased by $5.1 million, or 118.1%, from 2013, reflecting an increase of $2.8 million in non-cash unit compensation expense for accelerated vesting of phantom units concurrent with the ETP Merger, $0.3 million in related payroll taxes and $0.4 million in other acquisition costs related to MACS and Aloha. The remaining increase was primarily attributed to additional personnel and benefits costs.

•	Other operating expenses increased $1.4 million, or 237.3%, primarily related to an incremental $1.1 million in operating expenses for GFI.

•	Depreciation, amortization and accretion expense increased by $3.0 million, or 123.4%, due to the increase in assets being placed into service since the third quarter of 2013.
Interest Expense. Interest expense increased $2.7 million or 287.7%, of which $1.1 million was cash interest from increased borrowings, and $1.6 million was non-cash interest which primary reflected the write-off of unamortized loan costs on the 2012 Revolver that was repaid in September 2014.
Income Tax Expense. Income tax expense accrued for the third quarter of 2014 and 2013 was approximately $0.1 million. The effective tax rate for third quarter of 2014 was 9.7% compared to 1.5% in 2013. See Note 10 in the accompanying Notes to Consolidated Financial Statements for information regarding income tax expense.
Net Income. Net income of $1.0 million decreased $8.6 million, or 89.3% lower than the prior year, due to the additional operating expenses discussed above, compared to $9.7 million in the prior year. Included in the third quarter net income are $5.1 million, or $0.23 per unit charges related to the revolver refinancing, the ETP Merger and the acquisition of MACS and Aloha.
Adjusted EBITDA and Distributable Cash Flow. Adjusted EBITDA of $14.0 million is slightly higher than in 2013. The Partnership adopted the LIFO accounting policy during the third quarter of 2014 to conform to ETP’s policy for fuel inventory. However, the Partnership has not yet adopted ETP’s definition of Adjusted EBITDA, which adds back unrealized gains (losses) on commodity risk management activities and LIFO valuation adjustments. These amounts for the Partnership were $2.3 million for the third quarter of 2014. Additionally, the Partnership incurred $0.7 million in cash transaction expenses related to the ETP Merger and acquisitions of MACS and Aloha. The Partnership reported distributable cash flow of $11.8 million for the third quarter of 2013, which was also negatively impacted by the $3.0 million in cash and non-cash charges described above.

Nine Months 2014 Compared to Nine Months 2013
Revenue. Total revenue for the nine months ended September 30, 2014 was $3.9 billion, an increase of $519.4 million, or 15.4%, from the nine months ended September 30, 2013. Motor fuel sales to third parties increased $312.5 million, or 28.2%. Gallons sold to third parties increased 31.8%, offset by a 3.0% decrease in the third party wholesale selling price per gallon of motor fuel. Motor fuel sales to affiliates increased $198.7 million, or 8.8%, from the nine months of 2013. The increase consisted of an 11.5% increase in gallons sold to affiliates, offset by a 2.4% decrease in the wholesale selling price of motor fuel. Rental revenue of $13.5 million increased by $6.7 million from last year due to the acquisition and subsequent leasebacks of an additional 24 convenience store locations from SUSS.
Cost of Sales and Gross Profit. Gross profit for the nine months ended September 30, 2014 was $66.2 million, an increase of $15.3 million, or 30.1%, over the nine months ended September 30, 2013. Gross profit on motor fuel sales to third parties increased $5.3 million primarily due to additional gallons sold. Excluding the $2.1 million LIFO valuation adjustment in the third quarter, the cost of sales to third parties declined by more than the selling price per gallon, resulting in a slight improvement in third party gross profit per gallon to 5.3 cents. The Partnership sold fuel to affiliates at a gross margin of approximately 3.0 cents per gallon, resulting in $26.3 million and $23.5 million gross profit for the nine months 2014 and 2013, respectively, with the increase due to additional gallons sold by affiliates. Other gross profit of $16.0 million increased by $7.2 million from last year, primarily attributed to additional rent income and an increase in oil and lube product sales related to the GFI acquisition.
Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2014 were $38.4 million, an increase of $17.6 million, or 85.1%, from the nine months ended September 30, 2013, primarily due to expenses related to the additional volumes sold and certain transaction costs as described below:

•
General and administrative expenses increased by $7.8 million, or 65.7%, from 2013, reflecting an increase of $4.0 million in non-cash unit compensation expense, of which $2.8 million is for accelerated vesting of phantom units concurrent with the ETP Merger; $0.3 million in related payroll taxes; $0.4 million in other acquisition costs related to MACS and Aloha; and $0.4 million related to GFI. The remaining increase was primarily attributed to additional personnel and benefits costs.

•	Other operating expenses increased $4.0 million, or 223.5%, primarily related to incremental $3.6 million in operating expenses for GFI.

•	Depreciation, amortization and accretion expense increased by $6.0 million, or 98.5%, due to the increase in assets being placed into service since the third quarter of 2013.

Interest Expense. Interest expense increased $4.5 million, or 188.9%, of which $2.8 million was cash interest due to the increased borrowing levels to fund growth capital, and $1.6 million was non-cash interest which primarily reflected the write-off of unamortized loan costs on the 2012 Revolver that was repaid in September 2014.
Income Tax Expense. Income tax expense was $0.2 million in the nine months of 2014 compared to $0.3 million in the first nine months of 2013. The effective tax rate for the nine months of 2014 and 2013 was 1.1%. See Note 10 in the accompanying Notes to Consolidated Financial Statements for information regarding income tax expense.
Net Income. Net income of $20.8 million decreased $6.7 million, or 24.5% lower than the prior year, due to the additional operating expenses discussed above, compared to $27.5 million in the prior year. Included in net income are $5.1 million, or $0.23 per unit charges related to the revolver refinancing, the ETP Merger and the acquisition of MACS and Aloha.
Adjusted EBITDA and Distributable Cash Flow. Adjusted EBITDA of $45.2 million was $7.4 million higher than in 2013. The Partnership adopted the LIFO accounting policy during the third quarter of 2014 to conform to ETP’s policy for fuel inventory. However, the Partnership has not yet adopted ETP’s definition of Adjusted EBITDA, which adds back unrealized gains (losses) on commodity risk management activities and LIFO valuation adjustments. These amounts for the Partnership were $1.8 million for the nine months ended September 30, 2014. Additionally, the Partnership incurred $0.7 million in cash transaction expenses related to the ETP Merger and acquisitions of MACS and Aloha. The Partnership reported distributable cash flow of $39.5 million for the nine months ended September 30, 2014, which is also negatively impacted by the $2.5 million in cash and non-cash charges described above.

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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under "Item 1A. Risk Factors" in our Annual Report on Form 10-K or the risk factors presented in our amended current report on Form 8-K/A filed on October 21, 2014, may also significantly impact our liquidity.
We had $8.2 million and $10.6 million of cash and cash equivalents on hand as of December 31, 2013, and September 30, 2014, respectively, all of which were unrestricted.
Cash Flows Provided by Operations. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and other debt or equity transactions to finance our operations, to service our debt obligations, and to fund our capital expenditures. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. Cash flows from operations were $48.9 million and $36.0 million for the first nine months of 2013 and 2014, respectively. The difference from prior year is primarily due to changes in working capital.
Capital Expenditures. Capital expenditures, including purchase of intangibles, were $101.8 million and $106.3 million for the nine months ended September 30, 2013 and 2014, respectively. Included in our capital expenditures for the nine months ended September 30, 2014, was $105.8 million in expansion capital of which $93.7 million related to the purchase and leaseback transactions with SUSS, $12.1 million related to the purchase of dealer locations and other growth capital projects, including new dealer supply contracts, and $0.5 million in maintenance capital. Excluding the acquisition of MACS and Aloha, the Partnership expects to spend approximately $2 million to $5 million for maintenance capital for full year 2014, and approximately $150 million to $170 million on expansion capital. Included in growth capex is the purchase of 28 to 33 new Stripes stores that will be leased back to Stripes.
Our capital spending program is focused on expanding our wholesale distribution network and maintaining our owned properties and equipment. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new sites and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results and strategic fit.
Cash Flows from Financing Activities. At September 30, 2014, we had $270.0 million borrowed under our $1.25 billion 2014 Revolver, an increase of $113.8 million compared to the December 31, 2013, borrowing under the 2012 Revolver, and $10.9 million in standby letters of credit. Of the amount borrowed in 2014 on the 2012 Revolver, $25.9 million was used to pay down the Term Loan. The unused availability on the 2014 Revolver at September 30, 2014, was $969.1 million, and we were in compliance with all covenants. See Note 7 in the accompanying Notes to Consolidated Financial Statements for additional information on the 2014 Revolver.
We intend to pay a cash distribution to the holders of our common and subordinated units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partners and its affiliates. We do not have a legal obligation to pay this distribution. Our minimum quarterly distribution of $0.4375 per common and subordinated unit equates to approximately $9.6 million per quarter, or $38.5 million per year, based on the number of common and subordinated units outstanding at the end of the third quarter. Subsequent to quarter end, we issued 3,983,540 units to ETP as partial consideration for the MACS acquisition along with $556.0 million of cash. Additionally, we issued 8 million units to the public for net proceeds of approximately $359 million. Our minimum quarterly distribution including these units is $14.9 million, or $59.5 million on an annual basis. We have paid limited partner distributions year-to-date of $33.1 million. On November 3, 2014, we declared a quarterly distribution totaling $18.5 million, or $0.5457 per unit based on the results for the three months ended September 30, 2014. The distribution will be paid on November 28, 2014, to unitholders of record on November 19, 2014, which includes holders of the recently issued 12 million units. In addition to the third quarter limited partner distributions, we plan to pay an incentive distribution payment of $0.3 million to ETP.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. As of September 30, 2014, we had $270.0 million borrowed on the 2014 Revolver compared to $156.2 million borrowed on the 2012 Revolver at December 31, 2013. The 2014 Revolver matures in September 2019. The outstanding balance on our term loan was $25.9 million as of December 31, 2013 and was fully repaid in the first quarter of 2014. See Note 7 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
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

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of September 30, 2014
	Owned	Leased
Operating sites:
Wholesale dealer and consignment sites	48	12
Stripes locations	54	—
Total	102	12
Office and warehouse	6	4

Quarterly Results of Operations (unaudited)
The following table sets forth certain unaudited financial and operating data for each of the last seven quarters.The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2013								2014
	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR		2nd QTR		3rd QTR

	(dollars and gallons in thousands, except per unit amounts)
Motor fuel sales	$1,087,489		$1,117,414		$1,162,746		$1,109,259		$1,210,656		$1,370,124		$1,298,082
Rental and other income	2,928		3,483		4,051		5,209		5,931		5,901		6,840
Total revenue	1,090,417		1,120,897		1,166,797		1,114,468		1,216,587		1,376,025		1,304,922

Motor fuel gross profit	13,215		14,012		14,903		15,774		17,210		17,067		15,925
Other gross profit	2,341		2,944		3,500		4,275		4,910		5,136		5,980
Total gross profit	15,556		16,956		18,403		20,049		22,120		22,203		21,905

Income from operations	8,979		10,530		10,663		10,766		11,641		11,489		4,709

Net income	$8,227		$9,680		$9,597		$9,523		$10,132		$9,595		$1,027

Net income per limited partner unit:
Common (basic and diluted)	$0.38		$0.44		$0.44		$0.43		$0.46		$0.43		$0.04
Subordinated (basic and diluted)	$0.38		$0.44		$0.44		$0.43		$0.46		$0.43		$0.04

Fuel gallons	366,882		389,041		399,524		415,587		433,391		461,791		468,352
Motor fuel margin - third party (a)	5.0	¢	4.9	¢	5.2	¢	5.2	¢	5.7	¢	4.9	¢	5.3	¢
Motor fuel margin - affiliated	3.0	¢	3.0	¢	3.0	¢	3.0	¢	3.0	¢	3.0	¢	3.0	¢

(a)	Excludes the impact of motor fuel sold to affiliates.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. Our current 2014 Revolver bears interest at variable rates. We had $270.0 million outstanding borrowings on the 2014 Revolver at September 30, 2014. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2014, would be to change interest expense by approximately $2.7 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2013 or 2014. We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations.

Item 4. Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors relating to us and our business are as presented in our amended current report on Form 8-K/A filed on October 21, 2014, which risk factors are incorporated by reference herein. You should carefully consider the risks, as well as those noted in the section within this report entitled "Forward-Looking Statements" under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2014, the Partnership issued 3,983,540 of its common units to ETC M-A Acquisition LLC (“ETC”) as part of the consideration for the acquisition of Mid-Atlantic Convenience Stores, LLC. The common units issued to ETC were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Further details related to the common unit issuance can be found in the Partnership’s Current Report on Form 8-K filed on October 1, 2014.
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

SUNOCO LP
	By	Sunoco GP LLC, its general partner
Date: November 6, 2014	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Contribution Agreement, dated as of September 25, 2014. by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed by the registrant on October 1, 2014).

2.2
Purchase and Sale Agreement, entered into as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (incorporated by reference to Exhibit 2.2 of the current report on Form 8-K filed by the registrant on October 1, 2014).

10.1	Chevron Branded Motor Fuel Marketer Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on July 30, 2014).

10.2
Amendment No. 2 to Credit Agreement, among the Partnership, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on September 4, 2014).

10.3
Credit Agreement among Susser Petroleum Partners LP, as the Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and an LC Issuer, dated September 25, 2014. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on October 1, 2014).

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