Form 10-Q
period 2015-03-31
Sunoco LP
filed 2015-05-08
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2015
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
(832) 234-3600
(Registrant’s telephone number, including area code)

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
The registrant had 24,894,659 common units and 10,939,436 subordinated units outstanding at May 4, 2015.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except units)
(unaudited)

	December 31, 2014	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$67,151	$50,971
Accounts receivable, net	64,082	65,704
Receivables from affiliates (MACS: $3,484 at December 31, 2014 and $4,173 at March 31, 2015)	36,716	33,511
Inventories, net	48,646	52,683
Other current assets	8,546	9,051
Total current assets	225,141	211,920
Property and equipment, net (MACS: $45,340 at December 31, 2014, and $44,947 at March 31, 2015)	905,465	927,760
Other assets:
Goodwill	863,458	864,088
Intangible assets, net	172,108	169,579
Deferred income taxes	14,893	20,969
Other noncurrent assets (MACS: $3,665 at December 31, 2014 and March 31, 2015)	16,416	16,089
Total assets	$2,197,481	$2,210,405
Liabilities and equity
Current liabilities:
Accounts payable (MACS: $6 at December 31, 2014 and March 31, 2015)	95,932	106,916
Accounts payable to affiliates	3,112	2,605
Accrued expenses and other current liabilities (MACS: $484 at December 31, 2014 and March 31, 2015)	41,881	45,531
Current maturities of long-term debt (MACS: $8,422 at December 31, 2014, and $8,389 at March 31, 2015)	13,757	13,749
Total current liabilities	154,682	168,801
Revolving line of credit	683,378	684,775
Long-term debt (MACS: $48,029 at December 31, 2014, and $47,514 at March 31, 2015)	173,383	171,412
Other noncurrent liabilities (MACS: $1,190 at December 31, 2014 and March 31, 2015)	49,306	49,396
Total liabilities	1,060,749	1,074,384
Commitments and contingencies (Note 12)
Partners' capital:
Limited partner interest:
Common unitholders - public (20,036,329 units issued and outstanding at December 31, 2014 and March 31, 2015)	874,688	873,116
Common unitholders - affiliated (4,062,848 units issued and outstanding at December 31, 2014 and March 31, 2015)	31,378	32,254
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding at December 31, 2014 and March 31, 2015)	236,310	235,449
Total partners' capital	1,142,376	1,140,819
Noncontrolling interest	(5,644)	(4,798)
Total equity	1,136,732	1,136,021
Total liabilities and equity	$2,197,481	$2,210,405
Parenthetical amounts represent assets and liabilities attributable to consolidated variable interest entities of Mid-Atlantic Convenience Stores, LLC (MACS) as of December 31, 2014 and March 31, 2015.
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except unit and per unit amounts)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2015
	Predecessor	Successor
Revenues
Retail motor fuel sales	$—	$160,761
Wholesale motor fuel sales to third parties	444,566	413,847
Wholesale motor fuel sales to affiliates	766,090	487,500
Merchandise sales	—	47,519
Rental income	3,923	13,362
Other income	2,008	6,739
Total revenues	1,216,587	1,129,728
Cost of sales
Retail motor fuel cost of sales	—	139,564
Wholesale motor fuel cost of sales to third parties	435,723	388,632
Wholesale motor fuel cost of sales to affiliates	757,723	478,418
Merchandise cost of sales	—	34,825
Other	1,021	1,240
Total cost of sales	1,194,467	1,042,679
Gross profit	22,120	87,049
Operating expenses
General and administrative	4,870	10,873
Personnel	—	11,211
Other operating	2,034	16,609
Rent	249	4,111
Gain on disposal of assets	—	(266)
Depreciation, amortization and accretion	3,326	17,566
Total operating expenses	10,479	60,104
Income from operations	11,641	26,945
Interest expense, net	(1,502)	(8,197)
Income before income taxes	10,139	18,748
Income tax expense	(7)	(830)
Net income and comprehensive income	10,132	17,918
Less: Net income and comprehensive income attributable to noncontrolling interest	—	846
Net income and comprehensive income attributable to partners	$10,132	$17,072
Net income per limited partner unit:
Common (basic and diluted)	$0.46	$0.44
Subordinated (basic and diluted)	$0.46	$0.44
Weighted average limited partner units outstanding:
Common units - public	10,938,053	20,036,329
Common units - affiliated	79,308	4,062,848
Subordinated units - affiliated	10,939,436	10,939,436

Cash distribution per unit	$0.5021	$0.6450
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(in thousands)
(unaudited)

	Partnership
	Common Units-Public	Common Units-Affiliated	Subordinated Units-Affiliated	Noncontrolling Interest	Total Equity
Predecessor:
Balance at December 31, 2013	$210,269	$1,562	$(132,138)	$—	$79,693
Cash distributions to Susser	—	(184)	(16,484)	—	(16,668)
Cash distributions to unitholders	(16,485)	—	—	—	(16,485)
Unit-based compensation	2,340	16	2,336	—	4,692
Unit retirements	(125)	—	—	—	(125)
Partnership net income	11,217	80	11,213	—	22,510
Balance at August 31, 2014	$207,216	$1,474	$(135,073)	$—	$73,617
Successor:
Allocation of ETP merger "push down"	253,237	2,655	366,276	—	622,168
Equity offering, net	405,104	—	—	—	405,104
Contribution of MACS from ETP	—	591,520	—	(6,687)	584,833
Cash distribution to ETP for MACS	—	(565,813)	—	—	(565,813)
Cash distributions to unitholders	(10,356)	(2,472)	(5,970)	—	(18,798)
Unit-based compensation	748	93	547	—	1,388
Partnership net income	18,739	3,921	10,530	1,043	34,233
Balance at December 31, 2014	$874,688	$31,378	$236,310	$(5,644)	$1,136,732
Cash distribution to unitholders	(12,028)	(3,335)	(6,611)	—	(21,974)
Unit-based compensation	768	156	420	—	1,344
Other	(74)	2,075	—	—	2,001
Partnership net income	9,762	1,980	5,330	846	17,918
Balance at March 31, 2015	$873,116	$32,254	$235,449	$(4,798)	$1,136,021
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2015
	Predecessor	Successor
Cash flows from operating activities:
Net income	$10,132	$17,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	3,326	17,566
Amortization of deferred financing fees	96	381
Gain on disposal of assets	—	(266)
Non-cash unit based compensation expense	707	195
Deferred income tax	(29)	696
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28,871)	(1,622)
Accounts receivable from affiliates	(10,207)	4,354
Inventories	(24,683)	(4,816)
Other assets	(265)	(4,875)
Accounts payable	12,585	10,767
Accounts payable to affiliates	—	(508)
Accrued liabilities	3,325	3,799
Other noncurrent liabilities	(332)	91
Net cash provided by (used in) operating activities	(34,216)	43,680
Cash flows from investing activities:
Capital expenditures	(28,424)	(35,764)
Purchase of intangibles	(2,790)	(1,482)
Redemption of marketable securities	25,952	—
Proceeds from disposal of property and equipment	17	16
Net cash used in investing activities	(5,245)	(37,230)
Cash flows from financing activities:
Payments on long-term debt	(25,872)	(1,979)
Revolver, borrowings	295,550	153,619
Revolver, repayments	(221,760)	(152,222)
Distributions to Parent	(5,345)	(3,281)
Distributions to Unitholders	(5,305)	(18,693)
Other	—	(74)
Net cash provided by (used in) financing activities	37,268	(22,630)
Net decrease in cash	(2,193)	(16,180)
Cash and cash equivalents at beginning of year	8,150	67,151
Cash and cash equivalents at end of period	$5,957	$50,971

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Principles of Consolidation

The Partnership was formed in June 2012 by Susser Holdings Corporation ("Susser") and its wholly owned subsidiary, Sunoco GP LLC (“SGP”, formerly known as Susser Petroleum Partners GP LLC), our general partner. On September 25, 2012, we completed our initial public offering (“IPO”) of 10,925,000 common units representing limited partner interests.
On April 27, 2014, Susser entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP would acquire the outstanding common shares of Susser ("ETP Merger"). This transaction was completed on August 29, 2014. By acquiring Susser, ETP acquired 100% of the non-economic general partner interest and incentive distribution rights in us, and directly and indirectly acquired approximately 11.0 million of our common and subordinated units (representing approximately 50.1% of our then outstanding units). Unvested phantom units that were outstanding on April 27, 2014 vested upon completion of the ETP Merger. See Note 3 for further information.

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

The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, its majority-owned subsidiaries, and variable interest entities (VIEs) in which it is the primary beneficiary. We distribute motor fuels in Texas, New Mexico, Oklahoma, Louisiana, Kansas, Virginia, Maryland, Tennessee, Georgia and Hawaii. Starting in fiscal 2014, we are also an operator of convenience retail stores in Virginia, Maryland, Tennessee, Georgia, and Hawaii. Our recent acquisitions are intended to complement and expand our wholesale distribution business. Results of operations for the Mid-Atlantic Convenience Stores, LLC ("MACS") acquisition, deemed a transaction between entities under common control, have been included in our consolidated results of operations since September 1, 2014, the initial date of common control. See Note 3 for further information.

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

•
T&C Wholesale LLC and Susser Energy Services LLC, both Texas limited liability companies, distribute motor fuels, propane and lubricating oils, primarily in Texas, Oklahoma and Kansas. On April 1, 2015, T&C Wholesale merged into Susser Energy Services and Susser Energy Services changed its name to Sunoco Energy Services LLC.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.

•
Southside Oil, LLC and MACS Retail LLC, both Virginia limited liability companies, distribute motor fuel and own and operate convenience stores, respectively, primarily in Virginia, Maryland, Tennessee, and Georgia.

•	Aloha Petroleum, Ltd, a Hawaii corporation, distributes motor fuel and owns and operates convenience stores on the Hawaiian islands.
All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") and all amounts at March 31, 2015 and for the three months ended March 31, 2014 and 2015 are unaudited. Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.
Significant Accounting Policies
Segment Reporting. Beginning with the acquisition of MACS in 2014, we operate our business in two primary segments, both of which are included as reportable segments. Our retail segment operates convenience stores selling a variety of merchandise, food items, services and motor fuel. Our wholesale segment sells motor fuel to our retail segment and external customers. During the first quarter of 2015, we elected to allocate the revenue and costs previously reported in "All Other" to each segment based on the way our Chief Operating Decision Maker ("CODM") measures segment performance (see Note 17).
As of March 31, 2015, there were no other changes in significant accounting policies from those described in the December 31, 2014 audited consolidated financial statements.
Recently Issued Accounting Pronouncements
FASB ASU No. 2015-03. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Interest - Imputation of Interest - (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued with fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application. We do not anticipate that the adoption of this ASU will have a material impact on the presentation of our financial statements.
FASB ASU No. 2015-05. In April 2015, the FASB issued ASU No. 2015-05 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendments in this ASU are effective for financial statements issued with fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not anticipate that the adoption of this ASU will have a material impact on the presentation of our financial statements.
FASB ASU No. 2015-06. In April 2015, the FASB issued ASU No. 2015-06 "Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force ("EITF")." The amendments in this ASU specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this ASU are effective for financial statements issued with fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We currently are in compliance with the amendments in this ASU.

3.	Mergers and Acquisitions

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

Management, with the assistance of a third party valuation firm, has estimated the fair value of our and Susser's assets and liabilities as of the date of acquisition by ETP. Our identifiable intangible assets consist primarily of dealer relationships, the fair value of which were estimated by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions. The amount of goodwill recorded represents the excess of our estimated enterprise value over the fair value of our assets and liabilities. The value of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future.

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
Acquisitions

Mid-Atlantic Convenience Stores, LLC Acquisition
On October 1, 2014, we acquired Mid-Atlantic Convenience Stores, LLC ("MACS") from ETP for a total consideration of approximately $768.0 million, subject to certain working capital adjustments.  The consideration paid consisted of 3,983,540 newly issued Partnership common units and $566.0 million in cash. We initially financed the cash portion of the MACS acquisition by utilizing availability under the 2014 Revolver (as defined below). A portion of the revolver borrowing was repaid during the fourth quarter, using cash from proceeds of an equity offering. MACS has been determined to be the primary beneficiary of certain variable interest entities, and therefore the Partnership consolidates these variable interest entities.

The assets owned by MACS include approximately 100 company-operated retail convenience stores and 200 dealer-operated and consignment sites that were previously acquired by ETP. The combined portfolio includes locations in Virginia, Maryland, Tennessee and Georgia. This was the first transaction completed in a series of previously announced drop-down plans by which ETP intends to transfer its retail and fuel distribution businesses to the Partnership. The acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized the acquired assets and assumed liabilities at their respective carrying values and no additional goodwill was created. The Partnership's results of operations include the MACS' results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of MACS from September 1, 2014.

The following table summarizes the preliminary recording of the assets and liabilities at their respective carrying values, including the initial tax accounting related to the transaction (in thousands):

August 31, 2014
Current assets	$96,749
Property and equipment	463,772
Goodwill	118,610
Intangible assets	90,676
Other noncurrent assets	48,913
Current liabilities	(45,151)
Other noncurrent liabilities	(186,661)
Net assets	586,908
Net deemed contribution	(21,095)
Cash acquired	(60,798)
Total cash consideration, net of cash acquired	$505,015

The goodwill recorded in connection with the MACS acquisition is deductible for tax purposes.

Aloha Petroleum, Ltd. Acquisition
On December 16, 2014, we completed the acquisition of 100% of the stock of Honolulu, Hawaii-based Aloha Petroleum, Ltd. ("Aloha").  Aloha is the largest independent gasoline marketer and one of the largest convenience store operators in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands.  Aloha currently markets through approximately 100 Aloha, Shell, and Mahalo branded fuel stations throughout the state, about half of which are company operated.  We believe the entry into the retail convenience store market combined with our wholesale distribution network will allow us to achieve greater returns on our investments. The adjusted purchase price for Aloha was approximately $267.0 million in cash, subject to a post-closing earn-out we have estimated at $13.0 million, and certain post closing adjustments, and before transaction costs and other expenses totaling $2.8 million. As of December 31, 2014, we have recorded on our consolidated balance sheet under other non-current liabilities the $13.0 million contingent consideration, which we based on the internal evaluation of the earnings level that Aloha is expected to achieve during the earnout period of December 16, 2014 through December 31, 2022. Approximately $2.1 million of the cash consideration was placed in an escrow account to satisfy indemnification obligations of the seller and certain environmental claims, pursuant to the terms of the purchase agreement.

The Partnership allocated the total purchase consideration to the assets acquired and liabilities assumed based on their preliminary estimate of the respective fair values as of the acquisition date. The carrying values of assets and liabilities (excluding intangibles and non-current liabilities) in this preliminary estimate were assumed to approximate their fair values. Our identifiable intangible assets consist primarily of dealer relationships. The amount of goodwill preliminarily recorded represents the excess of our estimated enterprise value over the fair value of our assets and liabilities. The value of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. As a result, material adjustments to this preliminary allocation may occur in the future. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation.

The following table summarizes the preliminary allocation of the assets and liabilities as of the date presented (in thousands):

December 16, 2014
Current assets	$67,490
Property and equipment	99,292
Goodwill	155,438
Intangible assets	10,686
Other noncurrent assets	636
Current liabilities	(20,464)
Other noncurrent liabilities	(33,095)
Total consideration	279,983
Cash acquired	(30,597)
Contingent consideration	(12,979)
Total cash consideration, net of cash acquired and contingent consideration	$236,407

The Aloha acquisition was a stock purchase transaction. It is being treated as such for tax purposes and any resulting goodwill is not deductible for tax purposes.

4.	Variable Interest Entities

MACS has entered into agreements with entities controlled by the Uphoff Unitholders (members of MACS Holdings, LLC, owner of MACS prior to the acquisition by ETP) to lease the property, buildings and improvements of 35 sites that are now operated by the Partnership. Under the terms of the agreement, the Partnership has the right to purchase the underlying assets of 35 of these leases, along with the assumption of associated debt of up to $54.3 million, for $20.0 million less any unreimbursed costs or claims against the Uphoff Unitholders and accrued excess rent, plus any funds disbursed from the excess rent account to the Partnership or Catterton (members of MACS Holdings, LLC prior to the acquisition by ETP). Because of the purchase option described above, as well as the terms of the leases, the Partnership is determined to be the primary beneficiary of these entities, and therefore the Partnership has consolidated these entities. In determining whether we are the primary beneficiary, we took into consideration the following:
•Identified the significant activities and the parties that have the power to direct them;
•Reviewed the governing board composition and participation ratio;
•Determining the equity, profit and loss ratio;
•Determining the management-sharing ratio;
•Reviewed employment terms; and
•Reviewed the funding and operating agreements.

The assets and liabilities of the VIEs consist of the following (in thousands):

	December 31, 2014	March 31, 2015
Receivables from affiliates	$3,484	$4,173
Property and equipment, net	$45,340	$44,947
Other noncurrent assets	$3,665	$3,665
Accounts payable and accrued liabilities	$490	$490
Long-term debt, including current maturities of $8,422 at December 31, 2014 and $8,389 at March 31, 2015 (see Note 10)	$56,451	$55,903
Other noncurrent liabilities	$1,190	$1,190
The creditors under the VIEs' borrowing arrangements do not have recourse to the Partnership's assets in the event of default on the VIE long-term debt (see Note 10).

5.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following (in thousands):

	December 31, 2014	March 31, 2015
Accounts receivable, trade	$56,006	$56,987
Credit card receivables	3,681	3,814
Vendor receivables for rebates, branding, and other	2,820	3,157
Other receivables	2,795	3,147
Allowance for doubtful accounts	(1,220)	(1,401)
Accounts receivable, net	$64,082	$65,704
Accounts receivable from affiliates are $36.7 million and $33.5 million as of December 31, 2014 and March 31, 2015, respectively. For additional information regarding our affiliated receivables, see Note 19.

6.	Inventories

Effective September 1, 2014, we adopted the last-in, first-out (LIFO) inventory method for fuel inventory, to align our accounting policy with that of ETP. Under the LIFO method, year-end inventory adjustments are considered permanent. Interim quarterly adjustments are considered temporary. We recorded a permanent adjustment to increase fuel inventory by $7.2 million in December 2014, with a corresponding decrease to cost of sales. At March 31, 2015 we recorded a temporary adjustment to increase inventory by $0.1 million, with a corresponding decrease to cost of sales. Additionally, due to the decline in fuel prices, we recorded a $13.6 million and $2.0 million write-down of the LIFO value of fuel inventory in December 2014 and March 2015, respectively.
Inventories consisted of the following (in thousands):

	December 31, 2014	March 31, 2015
Fuel-retail	$5,062	$4,093
Fuel-other wholesale	26,266	34,104
Fuel-consignment	4,975	1,745
Merchandise	11,503	11,817
Other	840	924
Inventories, net	$48,646	$52,683

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2014	March 31, 2015
Land	$311,773	$317,681
Buildings and leasehold improvements	331,761	347,178
Equipment	289,841	297,550
Construction in progress	4,226	11,660
Total property and equipment	937,601	974,069
Less: accumulated depreciation	(32,136)	(46,309)
Property and equipment, net	$905,465	$927,760

8.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 31, 2014 and March 31, 2015, we had $863.5 million and $864.1 million of goodwill recorded in conjunction with past business combinations. The 2014 impairment analysis indicated no impairment in goodwill. As of March 31, 2015, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the first quarter of 2015, and we believe the assumptions used in the analysis performed in 2014 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first three months of 2015.
The Partnership has indefinite-lived intangible assets recorded that are not amortized. The indefinite-lived assets consist of tradenames and franchise rights. Tradenames and franchise rights relate to our retail segment and were determined to be indefinite lived intangibles and as such, are not amortized.
In accordance with ASC 350 Intangibles-Goodwill and Other, the Partnership has definite-lived intangible assets recorded that are amortized. The definite-lived assets consist of supply agreements, customer relations, favorable leasehold arrangements, non-competes, and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Customer relations and supply agreements are being amortized over a weighted average period of approximately five to 20 years. Favorable leasehold arrangements are being amortized over an average period of approximately 15 years. Non-competition agreements are being amortized over the terms of the respective agreements. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.
We evaluate the estimated benefit periods and recoverability of other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill (in thousands):

	December 31, 2014			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived
Tradenames	$8,937	$—	$8,937	$8,937	$—	$8,937
Franchise rights	329	—	329	329	—	329
Finite-lived
Customer relations including supply agreements	176,997	25,081	151,916	177,742	27,941	149,801
Favorable leasehold arrangements, net	2,810	140	2,670	3,074	423	2,651
Loan origination costs	7,611	381	7,230	7,624	761	6,863
Other intangibles	1,309	283	1,026	1,337	339	998
Intangible assets, net	$197,993	$25,885	$172,108	$199,043	$29,464	$169,579

9.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2014	March 31, 2015
Wage and other employee-related accrued expenses	$6,230	$4,454
Franchise agreement termination accrual	4,579	4,579
Accrued tax expense	18,326	23,785
Deposits and other	12,746	12,713
Total	$41,881	$45,531

10.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2014	March 31, 2015
Sale leaseback financing obligation	$126,643	$125,253
Senior term loan on Uphoff properties ("VIE Debt", see Note 4)	56,452	55,904
2014 Revolver, bearing interest at Prime or LIBOR plus an applicable margin	683,378	684,775
Notes payable, bearing interest at 6% and 4%	3,552	3,543
Capital lease obligations	493	461
Total debt	870,518	869,936
Less: current maturities	13,757	13,749
Long-term debt, net of current maturities	$856,761	$856,187
Revolving Credit Agreements
On September 25, 2014, we entered into a new $1.25 billion revolving credit facility (the "2014 Revolver") with a syndicate of banks expiring September 25, 2019 (which date may be extended in accordance with the terms of the credit agreement). The 2014 Revolver includes an accordion feature thus providing flexibility to increase the facility by an additional $250 million, subject to certain conditions. See Note 19 for further discussion of our 2014 Revolver accordion. Borrowings under the 2014 Revolver were used to repay and cancel the $400 million revolving credit agreement (the “2012 Revolver”) entered into in connection with the IPO. Effective October 7, 2014 in connection with the acquisition of MACS, we entered into a Specified Acquisition period, as further defined in the 2014 Revolver credit agreement, in which our leverage ratio compliance requirements were adjusted upward. This Specified Acquisition period ended on December 31, 2014.
As of March 31, 2015, the balance on the 2014 Revolver was $684.8 million, and $11.8 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at March 31, 2015 was $553.4 million. The Partnership was in compliance with all financial covenants at March 31, 2015.

Guaranty by Susser of Term Loan and 2012 / 2014 Revolver
Susser entered into a Guaranty of Collection (the “Guaranty”) in connection with the Term Loan and the 2012 Revolver, which was transferred to the 2014 Revolver. Pursuant to the Guaranty, Susser guarantees the collection of (i) the principal amount outstanding under the Term Loan and (ii) the 2012 Revolver and 2014 Revolver. Susser's obligation under the Guaranty is limited to 180.7 million. Susser is not required to make payments under the Guaranty unless and until (a) the Partnership has failed to make a payment on the Term Loan or the 2012 and 2014 Revolvers, (b) the obligations under such facilities have been accelerated, (c) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, have been exhausted and (d) the applicable lenders have failed to collect the full amount owing on such facilities. In addition, Susser entered into a Reimbursement Agreement with PropCo, whereby Susser is obligated to reimburse PropCo for any amounts paid by PropCo under the guaranty of the 2012 and 2014 Revolvers executed by our subsidiaries.  Susser's exposure under this reimbursement agreement is limited, when aggregated with its obligation under the Guaranty, to 180.7 million.
Variable Interest Entity Debt
Our consolidated VIE (resulting from the MACS acquisition) has a senior term loan ("VIE Debt"), collateralized by certain real and personal properties of the consolidated variable interest entity. The VIE Debt bears interest at LIBOR plus 3.75%, with a floor of 4.5%. As of March 31, 2015, the interest rate was 4.5% and the balance outstanding was $33.7 million. The VIE Debt principal and interest is repayable in equal monthly installments over a 20 year period and includes the right to prepay all outstanding principal at any time, with a penalty of up to 3.0% depending on the date of repayment.
The remaining VIE debt of approximately $22.2 million consists of loans collateralized by equipment and property. The average stated interest rate for these loans was approximately 5.4% as of March 31, 2015. The majority of the debt requires monthly principal and interest payments with maturities through 2034.

Sale Leaseback Financing Obligation

On April 4, 2013, MACS completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As MACS did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of March 31, 2015 was $125.3 million.
Other Debt
In August 2010 we entered into a mortgage note for an aggregate initial borrowing amount of 1.2 million. The balance outstanding at December 31, 2014 and March 31, 2015 was $1.1 million and $1.0 million, respectively. The mortgage note bears interest at a fixed rate of 6.0%.
In September 2013, we assumed a 3.0 million term loan from Susser as part of the net asset transfer for equity as part of the acquisition of Gainesville Fuel, Inc. by Susser.  The 3.0 million term loan had an outstanding balance of 2.5 million as of each December 31, 2014 and 2.5 million and bears a 4.0% fixed rate.
The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of March 31, 2015, is estimated to be approximately $870.0 million, based on outstanding balances as of the end of the period using current interest rates for similar securities.
Capital Lease Obligations
Our capital lease obligations relate to vehicles and office equipment. The total cost of assets under capital leases was $1.4 million with accumulated depreciation of $1.2 million at each December 31, 2014 and March 31, 2015, respectively.

11.    Fair Value Measurements
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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. There were none outstanding as of December 31, 2014 nor March 31, 2015.

12.Commitments and Contingencies

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

The components of net rent expense are as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2015
	Predecessor	Successor
Cash rent:
Store base rent	$196	$4,033
Equipment rent	48	309
Total cash rent	244	4,342
Non-cash rent:
Straight-line rent	5	(231)
Net rent expense	$249	$4,111

Equipment rent consists primarily of store equipment and vehicles.

13.	Interest Expense and Interest Income

The components of net interest expense are as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2015
	Predecessor	Successor
Interest expense (1)	$1,429	$7,885
Amortization of loan costs	96	381
Interest income	(23)	(69)
Interest expense, net	$1,502	$8,197
(1) Interest expense related to the VIE is approximately $2.4 million for the three months ended March 31, 2015.

14.	Income Tax
As a partnership, we are generally not subject to state and federal income tax. Our taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations and Comprehensive Income, is generally includable in the federal and state income tax returns of each unitholder.
As a publicly traded partnership, we are subject to a statutory requirement that our "qualifying income" (as defined by the Internal Revenue Code, related Treasury Regulations and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, all of our activity would be taxed as a corporation for federal and state income tax purposes. For the year ended December 31, 2014 and the three months ended March 31, 2015, our qualifying income met the statutory requirements.
To meet the statutory requirements for qualifying income, we conduct certain activities that do not produce qualifying income through corporate subsidiaries. Historically, our effective tax rate differed from the statutory rate primarily due to partnership earnings that are not subject to U.S. federal and most state income taxes at the partnership level. The completion of the MACS and Aloha acquisitions (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations for the three months ended March 31, 2014 and 2015 is as follows (in thousands, except for tax rate percentages):

	Three Months Ended
	March 31, 2014		March 31, 2015
	Predecessor		Successor
Tax at statutory federal rate	$3,549	35.0%	$6,562	35.0%
Partnership earnings not subject to tax	(3,610)	(35.6)%	(4,824)	(25.7)%
State and local tax, net of federal benefit	68	0.7%	(908)	(4.9)%
Net income tax expense	$7	0.1%	$830	4.4%
The increase in the effective tax rate for the three months ended March 31, 2015 was primarily due to an increase in activity subject to corporate taxes due to the MACS and Aloha acquisitions. Additionally, the MACS and Aloha acquisitions created additional state income tax due to new corporate state tax filing requirements in Georgia, Maryland, Tennessee, Virginia and Hawaii.

15.	Partners' Capital
As of March 31, 2015, ETP owned 4,062,848 common units and 10,939,436 subordinated units, which together constitute a 42.8% ownership interest in us. As of March 31, 2015, the public owned 20,036,329 common units.

Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to ETP (prior to the ETP Merger, Susser).
The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Attributable to Common Units
	Three Months Ended
	March 31, 2014	March 31, 2015
	Predecessor	Successor
Distributions (a)	$5,535	$16,057
Distributions in excess of income	(450)	(5,525)
Limited partners' interest in net income	$5,085	$10,532

Attributable to Subordinated Units
	Three Months Ended
	March 31, 2014	March 31, 2015
	Predecessor	Successor
Distributions (a)	$5,491	$7,056
Distributions in excess of income	(444)	(2,275)
Limited partners' interest in net income	$5,047	$4,781

(a) Distributions declared per unit to unitholders as of record date	$0.5021	$0.6450

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
Cash Distributions
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. The following table summarizes the cash distributions paid or payable for 2015.

Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
		( in thousands)
May 29, 2015	$0.6450	$23,113	$1,448
February 27, 2015	$0.6000	$21,023	$891

16.	Unit-Based Compensation
Unit-based compensation expense related to the Partnership that was included in our Consolidated Statements of Operations and Comprehensive Income was as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2015
	Predecessor	Successor
Phantom common units (1)	$109	$195
Allocated expense from Parent (2)	598	—
Total equity-based compensation expense	$707	$195
(1) Excludes unit-based compensation expense related to units issued to non-employees.
(2) Reflects expense previously allocated to us by Susser prior to the ETP Merger.

Phantom Common Unit Awards
Prior to the ETP Merger, there were phantom unit awards issued to certain directors and employees under the Sunoco LP 2012 Long-Term Incentive Plan (the "LTIP"). The fair value of each phantom unit on the grant date was equal to the market price of our common unit on that date reduced by the present value of estimated dividends over the vesting period, since the phantom units did not receive dividends until vested. The estimated fair value of our phantom units was amortized over the vesting period using the straight-line method. Non-employee director awards vested over a one-to-three-year period and employee awards vest ratably over a two-to-five-year service period. Concurrent with the ETP Merger, all unvested phantom units vested and compensation cost of $0.4 million was recognized.
Subsequent to the ETP Merger, phantom units were issued which also have the right to receive distributions prior to vesting. During the first quarter of 2015, 229,190 phantom units were issued. The units vest 60% after three years and 40% after five years. The fair value of these units is the market prices of our common units on the grant date, and is being amortized over the five-year vesting period using the straight-line method. Total unrecognized compensation cost related to our nonvested phantom units totaled $19.4 million as of March 31, 2015, which is expected to be recognized over a weighted average period of 3.5 years. The fair value of nonvested service phantom units outstanding as of March 31, 2015 totaled $22.1 million.
A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014 (Predecessor)	36,963	$21.66
Granted	6,354	33.24
Vested	(40,317)	23.72
Forfeited	(3,000)	18.42
Nonvested at August 31, 2014 (Predecessor)	—	—
Granted	241,235	45.50
Nonvested at December 31, 2014 (Successor)	241,235	45.50
Granted	229,190	48.58
Forfeited	(16,494)	45.50
Nonvested at March 31, 2015 (Successor)	453,931	$48.69

Cash Awards

In January 2015, the Partnership granted 30,710 awards that are settled in cash. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Total unrecognized compensation cost related to our nonvested cash awards totaled $1.2 million as of March 31, 2015, which is expected to be recognized over a weighted average period of 2.7 years. The fair value of nonvested cash awards outstanding as of March 31, 2015 totaled $1.6 million.

17.	Segment Reporting

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

During the first quarter of 2015, we elected to allocate the revenue and costs previously reported in "All Other" to each segment based on the way our CODM measures segment performance. Partnership overhead costs, interest and other expenses not directly attributable to a reportable segment have been allocated based on segment EBITDA.

Wholesale Segment
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

Retail Segment

Our retail segment operates branded retail convenience stores in Virginia, Maryland, Tennessee, Georgia, and Hawaii, offering motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, ATM, money orders, prepaid phone cards and wireless services and movie rentals. It also includes rental income from our sale and leaseback transactions with Susser.

We report EBITDA and Adjusted EBITDA by segment as a measure of segment performance. We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. Effective September 1, 2014, as a result of the ETP Merger and in an effort to conform the method by which we measure our business to that of ETP's operations, we now define Adjusted EBITDA to also include adjustments for unrealized gains and losses on commodity derivatives and inventory fair value adjustments.

The following table presents financial information by segment for the Successor period ended March 31, 2015:
Segment Financial Data for the Three Months Ended March 31, 2015
(dollars and gallons in thousands)

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
Revenue
Retail motor fuel sales	$—	$160,761		$160,761
Wholesale motor fuel sales to third parties	413,847	—		413,847
Wholesale motor fuel sales to affiliates	487,500	—		487,500
Merchandise sales	—	47,519		47,519
Rental income	7,524	5,838		13,362
Other income	4,200	2,539		6,739
Intersegment sales	91,170	—	(91,170)	—
Total revenue	1,004,241	216,657	(91,170)	1,129,728
Gross profit
Retail motor fuel sales	—	21,197		21,197
Wholesale motor fuel sales to third parties	25,215	—		25,215
Wholesale motor fuel sales to affiliates	9,082	—		9,082
Merchandise	—	12,694		12,694
Rental income	7,524	5,838		13,362
Other income	2,960	2,539		5,499
Total gross profit	44,781	42,268		87,049
Total operating expenses	30,559	29,545		60,104
Income from operations	14,222	12,723		26,945
Interest expense, net	(2,402)	(5,795)		(8,197)
Income (loss) before income taxes	11,820	6,928		18,748
Income tax (expense) benefit	(1,069)	239		(830)
Net income and comprehensive income	$10,751	$7,167		$17,918
Depreciation, amortization and accretion	11,950	5,616		17,566
Interest expense, net	2,402	5,795		8,197
Income tax expense	1,069	(239)		830
EBITDA	26,172	18,339		44,511
Non-cash compensation expense	120	75		195
(Gain) loss on disposal of assets	19	(285)		(266)
Unrealized loss on commodity derivatives	1,174	—		1,174
Inventory fair value adjustments	(2,381)	426		(1,955)
Adjusted EBITDA	$25,104	$18,555		$43,659

Capital expenditures	$32,393	$3,371		$35,764
Gallons	594,799	67,834	(55,780)	606,853
Total assets	$1,180,664	$448,940		$2,210,405

18.	Net Income per Unit
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
We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations as follows (in thousands, except units and per unit amounts):

	Three Months Ended
	March 31, 2014	March 31, 2015
	Predecessor	Successor
Net income and comprehensive income	10,132	17,918
Less: Net income and comprehensive income attributable to noncontrolling interest	—	846
Net income and comprehensive income attributable to partners	10,132	17,072
Less: Incentive distribution rights	—	1,449
Less: Distributions on nonvested phantom unit awards	—	310
Limited partners' interest in net income	$10,132	$15,313

Weighted average limited partner units outstanding:
Common - basic	11,017,361	24,099,177
Common - equivalents	24,837	37,671
Common - diluted	11,042,198	24,136,848
Subordinated - basic and diluted	10,939,436	10,939,436

Net income per limited partner unit:
Common - basic and diluted	$0.46	$0.44
Subordinated - basic and diluted	$0.46	$0.44

19.	Related-Party Transactions

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

Omnibus Agreement
In addition to the commercial agreements described above, we also entered into an Omnibus Agreement with Susser pursuant to which, among other things, we received a three-year option to purchase from Susser up to 75 of Susser's new or recently constructed Stripes® convenience stores at their cost and lease the stores back to them at a specified rate for a 15-year initial term, and we will be the exclusive distributor of motor fuel to such stores for a period of 10 years from the date of purchase. We also received a 10-year right to participate in acquisition opportunities with Susser, to the extent we and Susser are able to reach an agreement on terms, and the exclusive right to distribute motor fuel to certain of Susser's newly constructed convenience stores and independently operated consignment locations. The Omnibus Agreement also provides for certain indemnification obligations between Susser and the Partnership.

Summary of Transactions
Related party transactions with Susser and ETP for the three month periods ended March 31, 2014 and 2015 are as follows (in thousands except store count data):

	Three Months Ended
	March 31, 2014	March 31, 2015
	Predecessor	Successor
Motor fuel sales to Susser	$766,090	$487,500
Motor fuel gross profit from sales to Susser	8,367	9,082
Bulk fuel purchases from ETP	—	12,796
General and administrative expenses allocated, including equity-based compensation	835	—
Allocated cost of employees	3,414	3,011
Distributions to Susser / ETP	5,307	9,055
IDR distributions to Susser / ETP	—	891
Transportation charges from Susser for delivery of motor fuel	13,257	14,519
Purchase of stores from Susser	27,300	25,156
Rental income from Susser	3,020	5,838
# of stores purchased from Susser	7	6

Additional affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income are as follows:

•	Net accounts receivable from Susser were $32.7 million and $28.5 million at December 31, 2014 and March 31, 2015, respectively, which are primarily related to motor fuel purchases from us.

•	Net accounts receivable from ETP was $0.5 million and $0.9 million at December 31, 2014 and March 31, 2015, primarily for fuel incentives related to purchases of bulk fuel inventory.

•	Net accounts payable to ETP was $3.1 million and $2.6 million as of December 31, 2014 and March 31, 2015, attributable to operational expenses and fuel pipeline purchases.

•	As of December 31, 2014 and March 31, 2015, we had $3.5 million and $4.2 million of receivables related to agreements with entities controlled by the Uphoff Unitholders (see Note 4).

20.	Subsequent Events
On April 1, 2015, the Partnership completed the previously announced acquisition contemplated by the Contribution Agreement dated as of March 23, 2015 (the “Contribution Agreement”) by and among the Partnership, Sunoco, LLC ("Sunoco LLC"), ETP Retail Holdings, LLC (“ETP Retail”) and ETP. Pursuant to the terms of the Contribution Agreement, the Partnership acquired from ETP Retail 31.58% of the issued and outstanding membership interests in Sunoco LLC (the “Membership Interests”), which Membership Interests were subsequently assigned by the Partnership to SPOC. Pursuant to the terms of the Contribution Agreement, ETP guaranteed all of the obligations of ETP Retail under the Contribution Agreement.
Subject to the terms and conditions of the Contribution Agreement, upon the closing of the Transaction the Partnership paid ETP Retail approximately $775.0 million in cash (the “Cash Consideration”) and issued to ETP Retail approximately $40.8 million of common units (“Common Units”) representing limited partner interests of the Partnership, based on the five day volume weighted average price of the Partnership’s common units as of March 20, 2015 (collectively with the Cash Consideration, the “Contribution Consideration”). The Cash Consideration was financed through the issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance” and, together with the Partnership, the “Issuers”) of 6.375% Senior Notes due 2023 (the “Notes”) on April 1, 2015. The Common Units issued to ETP Retail as part of the Contribution Consideration were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On April 10, 2015, the Partnership entered into a First Amendment to Credit Agreement and Increase Agreement (the “First Amendment”) with the lenders party thereto and Bank of America, N.A., in its capacity as administrative agent and collateral agent (the “Administrative Agent”) pursuant to which the lenders thereto severally agreed to (i) provide $250 million in aggregate incremental commitments under the Partnership’s 2014 Revolver provided pursuant to the Credit Agreement, dated as of September 25, 2014 (as amended, supplemented and modified, the “Credit Agreement”), by and among the Partnership, the several banks and other financial institutions party thereto and the Administrative Agent and (ii) make certain amendments to the Credit Agreement as described in the First Amendment. After giving effect to the First Amendment, the Credit Agreement permits the Partnership to borrow up to $1.5 billion on a revolving credit basis.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2014.
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
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Our ability to make, complete and integrate acquisitions from affiliates or third-parties, including the acquisition of Sunoco, LLC and our recent acquisitions of Aloha and MACS;

•	Business strategy and operations of ETP and Susser and ETP's and Susser's conflicts of interest with us;

•	Changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;

•	Our dependence on limited principal suppliers and our dependence on Susser and certain customers for significant portions of our revenue;

•	Competition in the wholesale motor fuel distribution and convenience store industry;

•	Changing customer preferences for alternate fuel sources or improvement of fuel efficiency;

•	Environmental, tax and other federal, state and local laws and regulations;

•	The fact that we are not fully insured against all risks incident to our business;

•	Dangers inherent in the storage and transportation of motor fuel;

•	Our reliance on senior management, supplier trade credit and information technology; and

•	Our partnership structure, which may create conflicts of interest between us and our general partner and its affiliates, and limits the fiduciary duties of our general partner and its affiliates.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
We are a growth-oriented Delaware limited partnership formed by Susser Holdings Corporation ("Susser") and formerly known as Susser Petroleum Partners LP, or "SUSP", to engage in the primarily fee-based wholesale distribution of motor fuels to Susser and third parties.
On August 29, 2014, Susser completed its merger with Energy Transfer Partners, L.P. ("ETP") and certain other related entities, under which ETP acquired the then outstanding common shares of Susser ("ETP merger"). By acquiring Susser, ETP also owns the general partner interest and IDRs in the Partnership. As of March 31, 2015, ETP owned 15,002,284 common and subordinated units (representing 42.8% of the Partnership's outstanding units). On October 27, 2014, we changed our name from Susser Petroleum Partners LP to Sunoco LP (ticker symbol: SUN). As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms "Partnership", "SUN", "we", "us" or "our", refer to Sunoco LP and its subsidiaries.
As a result of the ETP Merger, we applied “push down” accounting that required our assets and liabilities to be adjusted to fair value as of the date of the transaction. The periods prior to the ETP Merger are identified as “Predecessor” and the period after the ETP Merger is identified as “Successor”.
In the fourth quarter of 2014, we completed strategic acquisitions of businesses that operate complementary motor fuel distribution and convenience retail stores (see Note 3 to our Consolidated Financial Statements). We anticipate we will continue to expand and upgrade our operating portfolio through future drop-downs from ETP. On April 1, 2015, we completed the acquisition of a 31.58% membership interest in Sunoco, LLC ("Sunoco LLC") (see Recent Developments below for further discussion). Additionally, we anticipate we will continue to grow our gallons distributed to affiliates related to the organic growth activity. Our affiliates opened 7 new retail stores during the first quarter of 2015.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it throughout Texas, Louisiana, New Mexico, Oklahoma, Kansas, Maryland, Tennessee, Georgia, Virginia and Hawaii to:

•	customers through our 155 company operated convenience stores and fuel outlets;

•	663 Stripes® convenience stores, pursuant to the Susser Distribution Contract;

•	approximately 85 other independently operated consignment locations where Susser sells motor fuel to retail customers, also pursuant to the Susser Distribution Contract;

•	59 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;

•	approximately 731 convenience stores and retail fuel outlets operated by independent operators, which we refer to as "dealers," pursuant to long-term distribution agreements; and

•	approximately 1,600 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.

As of March 31, 2015, our retail segment operated 155 convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuel and other services. In addition, we sold 67.8 million retail gallons through Mid-Atlantic Convenience Stores, LLC ("MACS") and Aloha Petroleum, Ltd. ("Aloha") during the three months ended March 31, 2015. We believe we are one of the largest independent motor fuel distributors by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States. With the acquisition of MACS, we believe we are now one of the largest distributors of Exxon branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease.

Susser operated 663 retail convenience stores primarily under its proprietary Stripes® convenience store brand at quarter-end, primarily in growing Texas markets. Stripes® is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. Our business is integral to the success of Susser's retail operations, and Susser purchases substantially all of its motor fuel from us. For the three months ended March 31, 2015, we distributed 304.3 million gallons of motor fuel to Stripes® convenience stores and Susser's consignment locations, and 234.7 million gallons of motor fuel to other third party customers.

Recent Developments
On April 1, 2015, the Partnership completed the previously announced acquisition contemplated by the Contribution Agreement dated as of March 23, 2015 (the “Contribution Agreement”) by and among the Partnership, Sunoco LLC, ETP Retail Holdings, LLC (“ETP Retail”) and ETP. Pursuant to the terms of the Contribution Agreement, the Partnership acquired from ETP Retail 31.58% of the issued and outstanding membership interests in Sunoco LLC (the “Membership Interests”), which Membership Interests were subsequently assigned by the Partnership to Susser Petroleum Operating Company LLC ("SPOC"). Pursuant to the terms of the Contribution Agreement, ETP guaranteed all of the obligations of ETP Retail under the Contribution Agreement.
Subject to the terms and conditions of the Contribution Agreement, upon the closing of the Transaction the Partnership paid ETP Retail approximately $775.0 million in cash (the “Cash Consideration”) and issued to ETP Retail approximately $40.8 million of common units (“Common Units”) representing limited partner interests of the Partnership, based on the five day volume weighted average price of the Partnership’s common units as of March 20, 2015 (collectively with the Cash Consideration, the “Contribution Consideration”). The Cash Consideration was financed through the issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance” and, together with the Partnership, the “Issuers”) of 6.375% Senior Notes due 2023 (the “Notes”) on April 1, 2015. The Common Units issued to ETP Retail as part of the Contribution Consideration were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
On April 10, 2015, the Partnership entered into a First Amendment to Credit Agreement and Increase Agreement (the “First Amendment”) with the lenders party thereto and Bank of America, N.A., in its capacity as administrative agent and collateral agent (the “Administrative Agent”) pursuant to which the lenders thereto severally agreed to (i) provide $250 million in aggregate incremental commitments under the Partnership’s $1.25 billion revolving credit facility (the "2014 Revolver") provided pursuant to the Credit Agreement, dated as of September 25, 2014 (as amended, supplemented and modified, the “Credit Agreement”), by and among the Partnership, the several banks and other financial institutions party thereto and the Administrative Agent and (ii) make certain amendments to the Credit Agreement as described in the First Amendment. After giving effect to the First Amendment, the Credit Agreement permits the Partnership to borrow up to $1.5 billion on a revolving credit basis.

Key Operating Metrics
The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.
Beginning in late 2014, with the acquisition of MACS, we began operating our business in two primary operating segments, wholesale and retail, both of which are included as reportable segments. As a result, the Predecessor periods operated as one segment, wholesale, and the Successor period operated with our wholesale and retail segments.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance by segment (in thousands, except for selling price and gross profit per gallon):

	Three Months Ended
	March 31,
	2014		2015
	Predecessor		Successor
			Wholesale		Retail	Total
Revenues
Retail motor fuel sales (1)	$—		$—		$160,761	$160,761
Wholesale motor fuel sales to third parties	444,566		413,847		—	413,847
Wholesale motor fuel sales to affiliates	766,090		487,500		—	487,500
Merchandise sales	—		—		47,519	47,519
Rental income	3,923		7,524		5,838	13,362
Other income	2,008		4,200		2,539	6,739
Total revenue	1,216,587		913,071		216,657	1,129,728
Gross profit
Retail motor fuel	—		—		21,197	21,197
Wholesale motor fuel to third parties	8,843		25,215		—	25,215
Wholesale motor fuel to affiliates	8,366		9,082		—	9,082
Merchandise	—		—		12,694	12,694
Rental	3,923		7,524		5,838	13,362
Other	988		2,960		2,539	5,499
Total gross profit	$22,120		$44,781		$42,268	$87,049

Net income and comprehensive income attributable to partners (2)	$10,132		$10,751		$6,321	$17,072
Adjusted EBITDA attributable to partners (2) (3)	$15,674		$25,104		$14,592	$39,696

Distributable cash flow attributable to partners (2) (3)	$14,037					$29,570

Operating Data:
Total motor fuel gallons sold:
Retail					67,834	67,834
Wholesale third-party	155,595		234,715			234,715
Wholesale affiliated	277,796		304,304			304,304
Motor fuel gross profit (cents per gallon):
Retail					31.9 ¢
Wholesale third-party	5.7	¢	9.7	¢
Wholesale affiliated	3.0	¢	3.0	¢
Volume-weighted average for all gallons	4.0	¢				8.8	¢
Retail merchandise margin					26.7%

(1)
Retail motor fuel sales include sales of motor fuel at company operated convenience stores beginning September 1, 2014 and are included in motor sales to third parties in the Consolidated Statement of Operations and Comprehensive Income.

(2)	Excludes the noncontrolling interest results of operations related to our consolidated VIE.

(3)
We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. Effective September 1, 2014, as a result of the ETP Merger and in an effort to conform the method by which we measure our business to that of ETP's operations, we now define Adjusted EBITDA to also include adjustments for unrealized gains and losses on commodity derivatives and inventory fair value adjustments. We define distributable cash flow as Adjusted EBITDA less cash interest expense including the accrual of interest expense related to our 2023 Senior Notes which is paid on a semi-annual basis, current income tax expense, maintenance capital expenditures, and other non-cash adjustments.

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

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.

The following tables present a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow by segment (in thousands):

	Three Months Ended
	March 31,
	2014	2015
	Predecessor	Successor
		Wholesale	Retail	Total

Net income and comprehensive income	$10,132	$10,751	$7,167	$17,918
Depreciation, amortization and accretion	3,326	11,950	5,616	17,566
Interest expense, net	1,502	2,402	5,795	8,197
Income tax expense	7	1,069	(239)	830
EBITDA	14,967	26,172	18,339	44,511
Non-cash stock based compensation	707	120	75	195
(Gain) loss on disposal of assets	—	19	(285)	(266)
Unrealized loss on commodity derivatives	—	1,174	—	1,174
Inventory fair value adjustments	—	(2,381)	426	(1,955)
Adjusted EBITDA	$15,674	$25,104	$18,555	$43,659
Adjusted EBITDA attributable to noncontrolling interest	—	—	3,963	3,963
Adjusted EBITDA attributable to partners	15,674	25,104	14,592	39,696
Cash interest expense (4)	1,406			7,129
Current income tax expense	68			133
Maintenance capital expenditures	163			2,864
Distributable cash flow attributable to partners	$14,037			$29,570

(4) Reflects the partnership's cash interest paid less the cash interest paid on our VIE debt of $0.7 million.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following discussion of results for the first quarter 2015 compared to the first quarter 2014 compares the operations ended March 31, 2015 and 2014.
Revenue. Total revenue for the first quarter of 2015 was $1.1 billion, a decrease of $86.9 million, or 7.1%, from the first quarter of 2014. The decrease is attributable to the following changes in revenue:
•a decrease in wholesale motor fuel sales to third parties of $30.7 million, or 6.9%. This decrease consisted of a 38.5% decrease in the selling price per gallon of motor fuel, offset by a 50.8% increase in comparable gallons sold;
•a decrease in wholesale motor fuel sales to affiliates of $278.6 million, or 36.4%. This decrease consisted of a 42.0% decrease in the selling price per gallon, offset by a 9.5% increase in the comparable gallons sold;
•the addition of retail fuel sales of $160.8 million and merchandise revenue of $47.5 million, each attributable to MACS and Aloha operations; and
•an increase in rental and other revenue of $14.2 million due to a $9.4 million increase in rental revenue and a $4.7 million increase in other income primarily related to increased other retail income such as car wash, ATM, and lottery income.

Cost of Sales and Gross Profit. Gross profit for the first quarter of 2015 was $87.0 million, an increase of $64.9 million, or 293.5%, over the first quarter of 2014. The increase in gross profit is attributable to the following:
•an increase in the gross profit on wholesale motor fuel sales to third parties of $16.4 million, or 185.1%. This increase consisted of a $1.10 per gallon decrease in the selling price and a $1.13 per gallon decrease in cost of fuel resulting in a 4.1 cent per gallon increase in the gross profit;
•an increase in the gross profit on wholesale motor fuel sales to affiliate of $0.7 million;
•the addition of $21.2 million of gross profit on retail motor fuel sales and $12.7 million of gross profit on merchandise sales related to our MACS and Aloha acquisitions completed in the fourth quarter of 2014; and
•an increase in rent and other gross profit of $14.0 million related to rental revenue and other retail items mentioned above.
Total Operating Expenses. Total operating expenses for the first quarter of 2015 were $60.1 million, an increase of $49.6 million, or 473.6%, from the first quarter of 2014. The increase in operating expenses is attributable to the following:
•an increase in general and administrative expenses of $6.0 million, or 123.3%, primarily due to the addition of MACS and Aloha, as well as $0.9 million of acquisition related costs;
•an increase in other operating expenses of $25.8 million, or 1,267.7%, of which $25.2 million is attributable to MACS and Aloha acquisitions; and
•depreciation, amortization and accretion expense for the first quarter of 2015 of $17.6 million was up $14.2 million, or 428.1%, from 2014 due to depreciation and amortization on additional capital investments, including acquisitions in late 2014, recently constructed assets being placed into service and the stores purchased and leased back to Susser, in addition to the impact from "push down" accounting related to the ETP Merger in the third quarter of 2014.
Interest Expense. Interest expense increased primarily due to the increase in 2014 Revolver borrowings as well as the addition of sale leaseback financing obligation related to the MACS acquisition.
Income Tax Expense. Income tax expense accrued for the first quarter of 2015 and 2014 was $0.8 million and less than $0.1 million, respectively. The effective tax rate for first quarter of 2015 was 4.4% compared to 0.1% in 2014.

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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under "Item 1A. Risk Factors" included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 may also significantly impact our liquidity.
We had $67.2 million and $51.0 million of cash and cash equivalents on hand as of December 31, 2014 and March 31, 2015 respectively, all of which were unrestricted.

Cash Flows Provided by (Used in) Operations. Cash flows provided by operations are our main source of liquidity. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. Net cash (used in) / provided by operations was $(34.2) million and $43.7 million for the first three months of 2014 and 2015, respectively. The growth in cash flows from operations is primarily attributable to the acquisitions of MACS and Aloha in 2014, along with continuing growth in the underlying business. Cash flows also fluctuate with increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.
Cash Flows Used in Investing Activities. Net cash used in investing activities was $37.2 million for the three months ended March 31, 2015, compared to $5.2 million for the three month period ended March 31, 2014. Capital expenditures, including purchase of intangibles, were $31.2 million and $37.2 million for the three months ended March 31, 2014 and 2015, respectively. Included in our capital expenditures for the quarter ended March 31, 2015, was $2.9 million in maintenance capital and $34.3 million in growth capital, of which $26.1 million relates to the purchase and leaseback transactions with Susser and $5.4 million relates to one purchased dealer location and other growth capital projects, including new dealer supply contracts.
Cash Flows Provided by (Used in) Financing Activities. Net cash provided by / (used in) financing activities was $(22.6)million for the three month period ended March 31, 2015 compared to $37.3 million in the prior year. During the three months ended March 31, 2015 we: (i) repaid approximately $2.0 million related to long term borrowings; (ii) borrowed $153.6 million and repaid $152.2 million under our revolving credit agreement to fund daily operations; (iii) paid $18.7 million in distributions to our unitholders; (iv) paid $3.3 million in distributions to ETP.
We intend to pay a cash distribution to the holders of our common and subordinated units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partners and its affiliates. We do not have a legal obligation to pay this distribution. Our minimum quarterly distribution of $0.4375 per common and subordinated unit equates to approximately $15.7 million per quarter, or $62.7 million per year, based on the number of common and subordinates units currently outstanding. On May 4, 2015, we declared a quarterly distribution totaling $23.1 million, or $0.6450 per unit based on the results for the three months ended March 31, 2015. The distribution will be paid on May 29, 2015 to unitholders of record on May 19, 2015.
Capital Expenditures
We currently expect capital spending for the full year 2015, excluding future acquisitions but including the additional capital spending related to our equity interest in Sunoco LLC, to be within the following ranges (in millions):

	Low	HIgh
Maintenance	$15	$25
Growth	180	230
Total projected capital	$195	$255

Included in the above growth capital spending estimate is the purchase and leaseback of 30 to 35 new convenience stores from Stripes, out of the 35 to 40 that Stripes plans to build in 2015.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. As of March 31, 2015, we have $684.8 million borrowed on the 2014 Revolver compared to $683.4 million borrowed at December 31, 2014. The 2014 Revolver matures in September 2019. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 147 positions, representing 6.2 million gallons, outstanding at March 31, 2015 with a positive fair value of $0.3 million.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	March 31, 2015
	Owned	Leased
Wholesale dealer and consignment sites	141	107
Susser Stripes® locations	75	—
Company-operated convenience stores	68	87
Total	284	194

Quarterly Results of Operations (unaudited)

The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. The following table sets forth certain unaudited financial and operating data for each of the last five quarters (in thousands).

	2014								2015
	1st QTR		2nd QTR		3rd QTR (1)		4th QTR		1st QTR
	Predecessor						Successor
Motor fuel sales	$1,210,656		$1,370,124		$1,424,174		$1,285,947		$1,062,108
Merchandise sales	—		—		12,998		39,277		47,519
Rental and other income	5,931		5,901		10,610		16,398		20,101
Total revenue	1,216,587		1,376,025		1,447,782		1,341,622		1,129,728

Motor fuel gross profit	17,210		17,067		25,427		67,569		55,494
Merchandise gross profit	—		—		3,242		10,213		12,694
Other gross profit	4,910		5,136		9,750		15,402		18,861
Total gross profit	22,120		22,203		38,419		93,184		87,049

Income from operations	11,641		11,489		11,694		39,643		26,945

Net income attributable to limited partners	$10,132		$9,595		$6,905		$30,111		$17,072

Net income per limited partner unit:
Common (basic and diluted)	$0.46		$0.43		$0.04		$0.83		$0.44
Subordinated (basic and diluted)	$0.46		$0.43		$0.04		$0.83		$0.44

Fuel gallons	433,391		461,791		510,146		606,635		606,853

Motor fuel margin (2):
Wholesale - third party	5.7	¢	4.9	¢	6.9	¢	17.6	¢	9.7	¢
Wholesale - affiliated	3.0	¢	3.0	¢	3.0	¢	3.0	¢	3.0	¢
Retail	—		—		26.0	¢	44.5	¢	31.9	¢

(1) The third quarter of 2014 includes Successor results of operations for the period September 1, 2014 through September 30, 2014 following the ETP Merger. Also included are results of operations for MACS for the period September 1, 2014 through September 30, 2014, due to it being accounted for as a transaction of entities under common control.
(2) Concurrent with the ETP Merger, we adopted the LIFO inventory method for fuel inventory, and began excluding the non-cash inventory fair value adjustments from our calculation of fuel cents per gallon of gross profit (see Note 6 in the accompanying Notes to Consolidated Financial Statements).

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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the accompany Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a revolving credit facility and debt related to our consolidated VIE which bears interest at variable rates. We had outstanding borrowings on the 2014 Revolver of $684.8 million and $39.6 million of variable interest VIE debt as of March 31, 2015. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2015, would be to change interest expense by approximately $7.2 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2014 or 2015.
Commodity Price Risk
Historically, we have had minimal commodity price risk as we purchased the majority of our motor fuel only when we receive an order from one of our customers and took title to the motor fuel only for the short period of time (typically less than a day) between pick-up and delivery. In addition, a substantial majority of our gross profit has been generated by fixed fees that we charge for each gallon sold and any transportation costs that we incur are passed through to our customers.
SPOC also periodically purchases motor fuel in bulk and holds in inventory. Starting in the fourth quarter of 2014, with the acquisition of Aloha, we have terminals on all four major Hawaiian islands which hold purchased fuel until it is delivered to customers (typically over a two to three week period). The commodity price risk associated with bulk inventories is hedged through the use of fuel futures contracts that are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not historically been material to our operations. We had 147 positions, representing 6.2 million gallons, outstanding at March 31, 2015 with a positive fair value of $0.3 million.

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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

You should carefully consider the risks described below, and in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the section within this report entitled "Forward-Looking Statements" under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.
In connection with the acquisition of 31.58% of the issued and outstanding membership interests in Sunoco LLC on April 1, 2015, we are adding or amending and restating the following risk factors:
Risks Related to our Business
Susser is our largest customer, and we are dependent on Susser for a significant portion of our revenues. In addition, Sunoco, Inc. ("Sunoco Inc") is a significant customer of Sunoco LLC. Therefore, we are indirectly subject to the business risks of Susser and Sunoco Inc. If either Susser or Sunoco Inc changes its business strategy, is unable to satisfy its obligations under its various commercial agreements with us and Sunoco LLC, as applicable, for any reason, or significantly reduces the volume of motor fuel it purchases under its respective fuel supply agreements, with us and Sunoco LLC, as applicable, our revenues will decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders will be adversely affected.

For the year ended December 31, 2014, Susser accounted for approximately 60% of our revenues, 20% of our gross profit and 60% of our motor fuel volumes sold. We are the exclusive distributor of motor fuel to Susser’s existing Stripes® convenience stores and independently operated consignment locations pursuant to our long-term, fee-based fuel distribution agreement with Susser (the “Susser Distribution Contract”). In addition, Sunoco Inc is a significant customer of Sunoco LLC, which is the exclusive distributor of motor fuel to Sunoco Inc’s company-operated convenience stores and independently operated consignment locations pursuant to a long-term, fee-based fuel distribution agreement with Sunoco Inc (the “Sunoco Distribution Contract”).
We are subject to the risk of nonpayment or nonperformance by Susser under the Susser Distribution Contract and we are indirectly subject to the risk of nonpayment or nonperformance by Sunoco Inc under the Sunoco Distribution Contract. Furthermore, the Susser Distribution Contract imposes only small minimum volume obligations on Susser, and Susser will have a limited ability to remove Stripes® convenience stores from the Susser Distribution Contract. If either Susser or Sunoco Inc changes its business strategy or significantly reduces the volume of motor fuel it purchases for its convenience stores and independently operated consignment locations, our cash flows will be adversely impacted.
Any event, whether in our areas of operation or otherwise, that materially and adversely affects Susser’s or Sunoco Inc’s financial condition, results of operation or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Susser or Sunoco Inc, some which are related to the following:

•	competitive pressures from convenience stores, gasoline stations, and non-traditional fuel retailers such as supermarkets, club stores and mass merchants located in Susser’s and Sunoco Inc’s markets;

•	volatility in prices for motor fuel, which could adversely impact consumer demand for motor fuel;

•	increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency;

•	seasonal trends in the convenience store industry, which significantly impact Susser’s and Sunoco Inc’s motor fuel sales;

•	the impact of severe or unfavorable weather conditions on Susser’s and Sunoco Inc’s facilities or communications networks, or on consumer behavior, travel and convenience store traffic patterns;

•	cross-border risks associated with the concentration of Susser’s stores in markets bordering Mexico;

•	Susser’s and Sunoco Inc’s dependence on information technology systems;

•	Susser’s and Sunoco Inc’s ability to build or acquire and successfully integrate new stores;

•	the operation of Susser’s and Sunoco Inc’s retail stores in close proximity to stores of our other customers; and

•	risks relating to Susser’s and Sunoco Inc’s dependence on us for cash flow generation.
Finally, we have no control over Susser or Sunoco Inc, two of our largest sources of revenue and primary customers. Susser or Sunoco Inc may elect to pursue a business strategy that does not favor us and our business. Our general partner and its affiliates, including Susser, Sunoco Inc and ETP, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to our detriment.
Volatility in the price of motor fuel that Sunoco LLC purchases and sells could adversely impact its results of operations, and as a result, could have a material adverse effect on our business.
Sunoco LLC purchases a significant amount of unbranded motor fuel in bulk and stores the fuel for an extended period of time. While in storage, volatility and declines in the market price of motor fuel could adversely impact the price at which Sunoco LLC can profitably sell the motor fuel. As a result of this exposure, a substantial decline in the prices of motor fuel could materially and adversely affect its financial condition, results of operations and cash flows, which, in turn, could have a material adverse effect on our business.
Any acquisitions we have undertaken in the past or plan to undertake in the future from our affiliates and unaffiliated third parties, including contributions by ETP, may be difficult to integrate with our existing business, particularly given that the acquired assets may significantly increase our size and diversify the geographic areas in which we operate. A failure to successfully integrate the acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to our unitholders.
The difficulties of integrating Aloha, MACS, Sunoco LLC, future acquisitions from our affiliates and unaffiliated third parties, including future contributions by ETP, with our business include, among other things:

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

If any of these risks or unanticipated liabilities or costs were to materialize, then any desired benefits from past or future acquisitions from our affiliates and unaffiliated third parties, including contributions by ETP, may not be fully realized, if at all, and our future results of operations could be negatively impacted. In addition, the assets acquired may actually perform at levels below the forecasts we used to evaluate the acquired assets, due to factors that are beyond our control. If the acquired assets perform at levels below the forecasts, then our future results of operations could be negatively impacted.
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
Each of our credit agreement governing our revolving credit facility and the indenture governing the 2023 notes has substantial restrictions and financial covenants that may restrict our business and financing activities.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations. The operating and financial restrictions and covenants in our credit agreement, the indenture governing the 2023 notes and any future financing agreements may restrict our ability to finance future operations or capital needs and to engage in or expand our business activities.
For example, each of our credit agreement and the indenture governing the 2023 notes restrict our ability to, among other things:

•	incur certain additional indebtedness;

•	incur, permit, or assume certain liens to exist on our properties or assets;

•	make certain investments or enter into certain restrictive material contracts; and

•	merge or dispose of all or substantially all of our assets.
In addition, our credit agreement contains covenants requiring us to maintain certain financial ratios.
Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our credit agreement or the indenture governing the 2023 notes that are not cured or waived within the appropriate time period provided therein, a significant portion of our indebtedness may become immediately due and payable and the commitment of our revolving credit facility lenders to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. Although we do not believe, based upon our current operations, that we will be so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
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
In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we will be subject to the entity-level Texas franchise tax. Imposition of any such additional taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, the administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such recent administration budget proposal for fiscal year 2016 would, if enacted, tax publicly traded partnerships with “fossil fuels” activities as corporations for U.S. federal income tax purposes beginning in 2021. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us and may be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.
We have a subsidiary that is treated as a corporation for U.S. federal income tax purposes and is subject to corporate-level income tax.
Even though we (as a partnership for U.S. federal income tax purposes) are not subject to U.S. federal income tax, some of our operations are currently conducted through Susser Petroleum Property Company LLC (“PropCo”), our subsidiary that is organized as a corporation for U.S. federal income tax purposes and is the parent of the federal consolidated group of corporations including Aloha. The taxable income, if any, of PropCo is subject to corporate-level U.S. federal income taxes, which may reduce the cash available for distribution to us and, in turn, to our unitholders. If the Internal Revenue Service (the “IRS”) or other state or local jurisdictions were to successfully assert that PropCo or any of its wholly owned affiliates has more tax liability than we anticipate or legislation is enacted that increases the corporate tax rate, then cash available for distribution could be further reduced. The income tax return filing positions taken by PropCo requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the amounts of deductible and taxable items. Despite our belief that the income tax return positions taken by PropCo (and its wholly owned affiliates) are fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.
Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, our unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have technically terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two U.S. federal income tax returns (and unitholders receiving two Schedules K-1 if relief was not available, as described below) for one fiscal year and would result in a deferral of depreciation deductions allowable in computing a unitholder’s share of our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our technical termination currently would not affect our classification as a partnership for U.S. federal income tax purposes but instead we would be treated as a new partnership for U.S. federal income tax purposes. If we were treated as a new partnership for U.S. federal income tax purposes, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a technical termination occurred. Pursuant to an IRS relief procedure the IRS may allow, among other things, a constructively terminated partnership to provide a single Schedule K-1 for the calendar year in which a termination occurs.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If a unitholder sells its common units, it will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income result in a decrease in its tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units it sells will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price the unitholder receives is less than its original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash it receives from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non- U.S. persons will be reduced by withholding taxes, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their shares of our taxable income. Unitholders that are tax-exempt entities or non-U.S. persons should consult their tax advisors before investing in our common units.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.
We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a unitholder. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.
We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because there is no tax concept of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their common units should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
Unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.
In addition to federal income taxes, unitholders may be subject to other taxes, including state and local income taxes, unincorporated business taxes, and estate, inheritance or intangibles taxes that may be imposed by the various jurisdictions in which we conduct business or own property now or in the future or in which the unitholder is a resident. We currently own property or do business in a substantial number of states, most of which impose a personal income tax and many impose an income tax on corporations and other entities. We may also own property or do business in other states in the future. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on his investment in us.
Although you may not be required to file a return and pay taxes in some jurisdictions because your income from that jurisdiction falls below the filing and payment requirement, you will be required to file income tax returns and to pay income taxes in many of the jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. Some of the jurisdictions may require us, or we may elect, to withhold a percentage of income from amounts to be distributed to a unitholder who is not a resident of the jurisdiction. Withholding, the amount of which may be greater or less than a particular unitholder’s income tax liability to the jurisdiction, generally does not relieve a nonresident unitholder from the obligation to file an income tax return.
It is the responsibility of each unitholder to investigate the legal and tax consequences, under the laws of pertinent jurisdictions, of its investment in us. We strongly recommend that each prospective unitholder consult, and depend on, its own tax counsel or other advisor with regard to those matters. Further, it is the responsibility of each unitholder to file all state, local, and non-U.S., as well as U.S. federal tax returns that may be required of it.
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

SUNOCO LP
	By	Sunoco GP LLC, its general partner
Date: May 8, 2015	By	/s/ Clare McGrory
Clare McGrory
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer)

	By	/s/ Leta McKinley
Leta McKinley
Vice President and Controller (In her capacity as principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1
Indenture, dated as of April 1, 2015, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the registrant on April 2, 2015).

4.2
Registration Rights Agreement, dated as of April 1, 2015, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, ETP Retail Holdings, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by the registrant on April 2, 2015).

10.1
Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed by the registrant on March 23, 2015)

10.2
Amended and Restated Operating Agreement of Sunoco, LLC, dated effective as of April 1, 2015, by and between ETP Retail Holdings, LLC and Susser Petroleum Operating Company LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on April 2, 2015).

10.3
Guarantee of Collection, made as of April 1, 2015, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on April 2, 2015).

10.4
Support Agreement, made as of April 1, 2015, by and among Sunoco, Inc. (R&M), Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the registrant on April 2, 2015).

10.5
Support Agreement, made as of April 1, 2015, by and among Atlantic Refining & Marketing Corp., Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the registrant on April 2, 2015).

10.6
First Amendment to Credit Agreement and Increase Agreement by and among Sunoco LP, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and an LC Issuer, and the financial institutions parties thereto, dated April 10, 2015 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on April 13, 2015).

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