Form 10-Q
period 2015-06-30
Sunoco LP
filed 2015-08-06
CIK 1552275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

The registrant had 30,394,659 common units and 10,939,436 subordinated units 21,978,980 Class B units and 11,018,744 Class A units outstanding at August 3, 2015.

SUNOCO LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUNOCO LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except units)

(unaudited)

	December 31, 2014	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$67,190	$62,771
Advances to affiliates	396,376	198,646
Accounts receivable, net	193,680	226,984
Receivables from affiliates (MACS: $3,484 at December 31, 2014 and $4,862 at June 30, 2015)	24,741	33,138
Inventories, net	325,054	362,469
Other current assets	49,281	21,641
Total current assets	1,056,322	905,649
Property and equipment, net (MACS: $45,340 at December 31, 2014 and $44,554 at June 30, 2015)	1,300,280	1,376,489
Other assets:
Goodwill	863,458	814,819
Intangible assets, net	357,904	451,589
Deferred income taxes	14,893	2,509
Other noncurrent assets (MACS: $3,665 at December 31, 2014 and June 30, 2015)	18,133	27,288
Total assets	$3,610,990	$3,578,343
Liabilities and equity
Current liabilities:
Accounts payable (MACS: $6 at December 31, 2014 and June 30, 2015)	293,141	382,050
Accounts payable to affiliates	77,721	15,138
Accrued expenses and other current liabilities (MACS: $484 at December 31, 2014 and June 30, 2015)	234,899	193,796
Current maturities of long-term debt (MACS: $8,422 at December 31, 2014 and $8,380 at June 30, 2015)	13,757	13,704
Total current liabilities	619,518	604,688
Revolving line of credit	683,378	724,689
Long-term debt (MACS: $48,029 at December 31, 2014 and $46,971 at June 30, 2015)	173,383	969,732
Other noncurrent liabilities (MACS: $1,190 at December 31, 2014 and June 30, 2015)	51,062	52,817
Total liabilities	1,527,341	2,351,926
Commitments and contingencies (Note 12)
Partners' capital:
Limited partner interest:
Common unitholders - public (20,036,329 units issued and outstanding at December 31, 2014 and June 30, 2015)	874,688	880,698
Common unitholders - affiliated (4,062,848 units issued and outstanding at December 31, 2014 and 4,858,330 June 30, 2015)	31,378	49,930
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding at December 31, 2014 and June 30, 2015)	236,310	239,503
Total partners' capital	1,142,376	1,170,131
Predecessor equity	946,917	—
Noncontrolling interest	(5,644)	56,286
Total equity	2,083,649	1,226,417
Total liabilities and equity	$3,610,990	$3,578,343

Parenthetical amounts represent assets and liabilities attributable to consolidated variable interest entities of Mid-Atlantic Convenience Stores, LLC (MACS) as of December 31, 2014 and June 30, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except unit and per unit amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
	Predecessor	Successor	Predecessor	Successor
Revenues
Retail motor fuel sales	$—	$189,894	$—	$350,655
Wholesale motor fuel sales to third parties	507,575	2,770,695	952,141	5,219,550
Wholesale motor fuel sales to affiliates	862,549	1,156,763	1,628,639	1,993,448
Merchandise sales	—	56,973	—	104,492
Rental income	4,343	23,868	8,266	46,691
Other income	1,558	7,792	3,566	15,060
Total revenues	1,376,025	4,205,985	2,592,612	7,729,896
Cost of sales
Retail motor fuel cost of sales	—	169,014	—	308,578
Wholesale motor fuel cost of sales	1,353,057	3,757,475	2,546,503	6,943,692
Merchandise cost of sales	—	42,213	—	77,038
Other	765	510	1,786	1,750
Total cost of sales	1,353,822	3,969,212	2,548,289	7,331,058
Gross profit	22,203	236,773	44,323	398,838
Operating expenses
General and administrative	5,372	27,646	10,242	52,403
Other operating	1,761	48,759	3,795	95,052
Rent	284	11,375	533	21,885
Gain on disposal of assets	(36)	(30)	(36)	(156)
Depreciation, amortization and accretion	3,333	33,230	6,659	63,466
Total operating expenses	10,714	120,980	21,193	232,650
Income from operations	11,489	115,793	23,130	166,188
Interest expense, net	(1,774)	(20,322)	(3,276)	(27,453)
Income before income taxes	9,715	95,471	19,854	138,735
Income tax (expense) benefit	(120)	480	(127)	(350)
Net income and comprehensive income	9,595	95,951	19,727	138,385
Less: Net income and comprehensive income attributable to noncontrolling interest	—	61,084	—	61,930
Less: Preacquisition income from Sunoco LLC allocated to general partner	—	—	—	24,516
Net income and comprehensive income attributable to partners	$9,595	$34,867	$19,727	$51,939
Net income per limited partner unit:
Common (basic and diluted)	$0.43	$0.87	$0.90	$1.31
Common - diluted	$0.43	$0.87	$0.89	$1.31
Subordinated (basic and diluted)	$0.43	$0.87	$0.90	$1.31
Weighted average limited partner units outstanding:
Common units - public	10,966,981	20,036,329	10,965,066	20,036,329
Common units - affiliated	79,308	4,858,330	79,308	4,460,589
Subordinated units - affiliated	10,939,436	10,939,436	10,939,436	10,939,436
Cash distribution per unit	$0.5197	$0.6934	$1.0218	$1.3384

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

(in thousands)

(unaudited)

	Partnership
	Common Units-Public	Common Units- Affiliated	Subordinated Units- Affiliated	Predecessor Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$874,688	$31,378	$236,310	$946,917	$(5,644)	$2,083,649
Contribution of Sunoco LLC from ETP	—	—	—	(775,000)	—	(775,000)
Equity issued to ETP for Sunoco LLC	—	(40,844)	—	—	—	(40,844)
Contribution of assets between entities under common control above historic cost	—	58,095	—	(17,251)	—	40,844
Cash distribution to unitholders	(24,957)	(7,866)	(13,718)	—	—	(46,541)
Cash distribution to ETP	—	—		(179,182)	—	(179,182)
Unit-based compensation	1,714	385	937	—	—	3,036
Other	(5)	2,075	—	—	—	2,070
Partnership net income	29,258	6,707	15,974	24,516	61,930	138,385
Balance at June 30, 2015	$880,698	$49,930	$239,503	$—	$56,286	$1,226,417

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2015
	Predecessor	Successor
Cash flows from operating activities:
Net income	$19,727	$138,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	6,659	63,466
Amortization of deferred financing fees	226	1,203
Gain on disposal of assets	(36)	(156)
Non-cash unit based compensation expense	1,484	1,026
Deferred income tax	(15)	476
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,207)	(33,304)
Accounts receivable from affiliates	(1,848)	(6,084)
Inventories	(27,849)	(37,415)
Other assets	(715)	41,623
Accounts payable	18,034	101,018
Accounts payable to affiliates	—	(62,583)
Accrued liabilities	1,326	(74,550)
Other noncurrent liabilities	33	(7,935)
Net cash provided by operating activities	11,819	125,170
Cash flows from investing activities:
Capital expenditures	(64,264)	(100,722)
Purchase of intangibles	(3,378)	(50,607)
Redemption of marketable securities	25,952	—
Proceeds from disposal of property and equipment	17	3,715
Acquisition of Sunoco LLC, net of cash acquired	—	(774,961)
Other acquisitions	—	(16,502)
Net cash used in investing activities	(41,673)	(939,077)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	800,000
Payments on long-term debt	(25,880)	(3,704)
Revolver, borrowings	347,990	248,619
Revolver, repayments	(271,960)	(207,308)
Advances to affiliates	—	197,730
Distributions to Parent	(10,878)	(179,182)
Distributions to Unitholders	(10,799)	(46,541)
Other	—	(126)
Net cash provided by financing activities	28,473	809,488
Net decrease in cash	(1,381)	(4,419)
Cash and cash equivalents at beginning of year	8,150	67,190
Cash and cash equivalents at end of period	$6,769	$62,771

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

The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, its majority-owned subsidiaries, and variable interest entities (VIEs) in which it is the primary beneficiary.  We distribute motor fuels across more than 30 states throughout the East Coast and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Starting in fiscal 2014, we are also an operator of convenience retail stores in Virginia, Maryland, Tennessee, Georgia, and Hawaii.  Our recent acquisitions are intended to complement and expand our wholesale distribution business and diversify both geographically and through retail operations.

On April 1, 2015 we acquired a 31.58% membership interest in Sunoco, LLC (“Sunoco LLC”). Because we have a controlling financial interest in Sunoco LLC as a result of our 50.1% voting interest our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we do not own is presented as noncontrolling interest in our consolidated financial statements.

Results of operations for the Mid-Atlantic Convenience Stores, LLC ("MACS") and Sunoco LLC acquisitions, deemed transactions between entities under common control, have been included in our consolidated results of operations since September 1, 2014, the date of common control. See Note 3 for further information.

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

•

T&C Wholesale LLC and Susser Energy Services LLC, both Texas limited liability companies, distribute motor fuels, propane and lubricating oils, primarily in Texas, Oklahoma, New Mexico and Kansas. On April 1, 2015, T&C Wholesale merged into Susser Energy Services and Susser Energy Services changed its name to Sunoco Energy Services LLC.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.
•

Southside Oil, LLC and MACS Retail LLC, both Virginia limited liability companies, distribute motor fuel and own and operate convenience stores, respectively, primarily in Virginia, Maryland, Tennessee, and Georgia.

•	Aloha Petroleum, Ltd., a Hawaii corporation, distributes motor fuel and owns and operates convenience stores on the Hawaiian islands.
•

Sunoco LLC, a Delaware limited liability company formed on June 1, 2014, primarily distributes motor fuels across more than 26 states throughout the East Coast and Southeast regions of the United States.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain line items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP"). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

Significant Accounting Policies

Cash and Cash Equivalents. Sunoco LLC has a treasury services agreement with an indirect wholly-owned subsidiary of ETP, Sunoco, Inc. Pursuant to this agreement, the Company participates in Sunoco, Inc.’s centralized cash management program. Under this program, all cash receipts and cash disbursements are processed, together with those of Sunoco, Inc., through Sunoco, Inc.’s cash accounts with a corresponding credit or charge to the advances to affiliates account. This cash management policy differs from our remaining cash policies which are unchanged from December 31, 2014. The net balance of Sunoco LLC is reflected in Advances to affiliates on the consolidated balance sheets.

Segment Reporting. Beginning with the acquisition of MACS in 2014, we operate our business in two primary segments, both of which are included as reportable segments. Our retail segment operates convenience stores selling a variety of merchandise, food items, services and motor fuel. Our wholesale segment sells motor fuel to our retail segment and external customers. During the first quarter of 2015, we allocated the revenue and costs previously reported in "All Other" to each segment based on the way our Chief Operating Decision Maker ("CODM") measures segment performance (see Note 17).

As of June 30, 2015, there were no other changes in significant accounting policies from those described in the December 31, 2014 audited consolidated financial statements.

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

Acquisitions

Mid-Atlantic Convenience Stores, LLC Acquisition

On October 1, 2014, we acquired Mid-Atlantic Convenience Stores, LLC ("MACS") from ETP for a total consideration of approximately $768.0 million, subject to certain working capital adjustments.  The consideration paid consisted of 3,983,540 newly issued Partnership common units and $566.0 million in cash. We initially financed the cash portion of the MACS acquisition by utilizing availability under the 2014 Revolver (as defined below).  A portion of the revolver borrowing was repaid during the fourth quarter of 2014, using cash from proceeds of an equity offering.  MACS has been determined to be the primary beneficiary of certain variable interest entities, and therefore the Partnership consolidates these variable interest entities.

The assets owned by MACS include approximately 100 company-operated retail convenience stores and 200 dealer-operated and consignment sites that were previously acquired by ETP.  The combined portfolio includes locations in Virginia, Maryland, Tennessee and Georgia. This was the first transaction completed in a series of previously announced drop-down plans by which ETP intends to transfer its retail and fuel distribution businesses to the Partnership. The acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized the acquired assets and assumed liabilities at their respective carrying values and no additional goodwill was created.  The Partnership's results of operations include the MACS' results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of MACS from August 31, 2014.

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

Aloha Petroleum, Ltd. Acquisition

On December 16, 2014, we completed the acquisition of 100% of the stock of Honolulu, Hawaii-based Aloha Petroleum, Ltd. ("Aloha").  Aloha is the largest independent gasoline marketer and one of the largest convenience store operators in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands.  Aloha currently markets through approximately 100 Aloha, Shell, and Mahalo branded fuel stations throughout the state, about half of which are company operated.  We believe the entry into the  retail convenience store market combined with our wholesale distribution network will allow us to achieve greater returns on our investments.  The adjusted purchase price for Aloha was approximately $267.0 million in cash, subject to a post-closing earn-out we have estimated at $13.0 million, and certain post closing adjustments, and before transaction costs and other expenses totaling $2.8 million.  As of December 31, 2014, we have recorded on our consolidated balance sheet under other non-current liabilities the $13.0 million contingent consideration, which we based on the internal evaluation of the earnings level that Aloha is expected to achieve during the earnout period of December 16, 2014 through December 31, 2022.  Approximately $14.1 million of the cash consideration was placed in an escrow account to satisfy indemnification obligations of the seller and certain environmental claims, pursuant to the terms of the purchase agreement.

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

The following table summarizes the preliminary allocation of the assets and liabilities as of the date presented (in thousands):

December 16, 2014
Current assets	$67,490
Property and equipment	118,759
Goodwill	102,412
Intangible assets	77,060
Other noncurrent assets	732
Current liabilities	(20,127)
Other noncurrent liabilities	(66,258)
Total consideration	280,068
Cash acquired	(30,597)
Contingent consideration	(12,979)
Total cash consideration, net of cash acquired and contingent consideration	$236,492

The Aloha acquisition was a stock purchase transaction.  It is being treated as such for tax purposes and any resulting goodwill is not deductible for tax purposes.

Sunoco, LLC Acquisition

On April 1, 2015, we acquired a 31.58% membership interest in Sunoco LLC from ETP Retail Holdings, LLC (“ETP Retail”), an indirect wholly-owned subsidiary of ETP, for total consideration of  approximately $775.0 million in cash (the “Cash Consideration”) and issued to ETP Retail approximately $40.8 million of common units (“Common Units”) representing limited partner interests of the Partnership, based on the five day volume weighted average price of the Partnership’s common units as of March 20, 2015 (collectively with the Cash Consideration, the “Contribution Consideration”). The Cash Consideration was financed through the issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance” and, together with the Partnership, the “Issuers”) of 6.375% Senior Notes due 2023 (the “Senior Notes”) on April 1, 2015. The Common Units issued to ETP Retail were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).  Pursuant to the terms of the Contribution Agreement, ETP guaranteed all of the obligations of ETP Retail.

We have a controlling financial interest in Sunoco LLC as a result of our 50.1% voting interest, therefore our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we do not own is presented as noncontrolling interest in our consolidated financial statements.

The acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized the acquired assets and assumed liabilities at their respective carrying values and no goodwill was created. Additionally, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Sunoco LLC from August 31, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $2,394.0 million of Sunoco LLC revenues and $24.5 million of net income for the three months ended March 31, 2015. The preacquisition equity of Sunoco LLC is presented as predecessor equity in our consolidated financial statements.

The following table summarizes the preliminary recording of the assets and liabilities at their respective carrying values, (in thousands):

August 31, 2014
Current assets	$1,101,706
Property and equipment	384,100
Intangible assets	182,477
Other noncurrent assets	2,238
Current liabilities	(641,400)
Other noncurrent liabilities	(7,293)
Net assets	1,021,828
Net deemed contribution	(246,828)
Cash acquired	(44)
Total cash consideration, net of cash acquired	$774,956

4.	Variable Interest Entities

MACS entered into agreements with entities controlled by the Uphoff Unitholders (members of MACS Holdings, LLC, owner of MACS prior to the acquisition by ETP) to lease the property, buildings and improvements of 37 sites that are now operated by the Partnership.  Under the terms of the agreement, the Partnership has the right to purchase the underlying assets of 33 of these leases, by paying the associated mortgage debt of up to $54.3 million, and by paying $21.2 million less certain amounts denoted as accrued excess rent.  Because of the variable interest purchase option described above, as well as the terms of the leases, the Partnership is determined to be the primary beneficiary of these variable interest entities, and therefore the Partnership has consolidated these entities.  In determining whether we are the primary beneficiary, we took into consideration the following:

•	Identified the significant activities and the parties that have the power to direct them;
•	Reviewed the governing board composition and participation ratio;
•	Determining the equity, profit and loss ratio;

•	Determining the management-sharing ratio;
•	Reviewed employment terms; and
•	Reviewed the funding and operating agreements.

The assets and liabilities of the VIEs consist of the following (in thousands):

	December 31, 2014	June 30, 2015
Receivables from affiliates	$3,484	$4,862
Property and equipment, net	$45,340	$44,554
Other noncurrent assets	$3,665	$3,665
Accounts payable and accrued liabilities	$490	$490
Long-term debt, including current maturities of $8,422 at December 31, 2014 and $8,380 at June 30, 2015 (see Note 10)	$56,451	$55,351
Other noncurrent liabilities	$1,190	$1,190

The creditors under the VIE’s borrowing arrangements do not have recourse to the Partnership's assets in the event of default on the VIE long-term debt (see Note 10).

5.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Accounts receivable, trade	$188,287	$202,747
Credit card receivables	3,681	5,692
Vendor receivables for rebates, branding, and other	2,820	208
Other receivables	2,794	21,974
Allowance for doubtful accounts	(3,902)	(3,637)
Accounts receivable, net	$193,680	$226,984

Accounts receivable from affiliates are $24.7 million and $33.1 million as of December 31, 2014 and June 30, 2015, respectively. For additional information regarding our affiliated receivables, see Note 19.

6.	Inventories

Due to the change in fuel prices, we recorded a $189.6 million write-down and a $55.9 million write-up of the LIFO value of fuel inventory in December 2014 and June 2015, respectively.

Inventories consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Fuel-retail	$5,062	$5,855
Fuel-other wholesale	302,674	344,770
Fuel-consignment	4,975	1,438
Merchandise	11,503	9,981
Other	840	425
Inventories, net	$325,054	$362,469

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Land	$509,012	$590,489
Buildings and leasehold improvements	479,840	516,390
Equipment	349,283	338,973
Construction in progress	40,209	48,163
Total property and equipment	1,378,344	1,494,015
Less: accumulated depreciation	(78,064)	(117,526)
Property and equipment, net	$1,300,280	$1,376,489

8.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year.  At December 31, 2014 and June 30, 2015, we had $863.5 million and $814.8 million of goodwill recorded in conjunction with past business combinations.  The 2014 impairment analysis indicated no impairment in goodwill. During the second quarter of 2015, we continued our evaluation of the Aloha purchase accounting with the assistance of a third party valuation firm. An adjustment of $52.4 million was made to reduce the amount of goodwill related to the Aloha Acquisition and increase the intangible assets. See Note 4 for the preliminary estimated fair values of Aloha's assets and liabilities at the date of acquisition.

As of June 30, 2015, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the second quarter of 2015, and we believe the assumptions used in the analysis performed in 2014 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first six months of 2015.

The Partnership has indefinite-lived intangible assets recorded that are not amortized. The indefinite-lived assets consist of tradenames, franchise rights and contractual rights. Tradenames and franchise rights relate to our retail segment while contractual rights relate to our wholesale segment and these assets were determined to be indefinite lived intangibles and as such, are not amortized.

In accordance with ASC 350 “Intangibles-Goodwill and Other,” the Partnership has definite-lived intangible assets recorded that are amortized. The definite-lived assets consist of supply agreements, customer relations, favorable leasehold arrangements, non-competes, and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Customer relations and supply agreements are being amortized over a period of approximately five to 20 years.  Favorable leasehold arrangements are being amortized over an average period of approximately 15 years.  Non-competition agreements are being amortized over the terms of the respective agreements. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill (in thousands):

	December 31, 2014			June 30, 2015
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite-lived
Tradenames	$8,937	$—	$8,937	$13,779	$—	$13,779
Franchise rights	329	—	329	329	—	329
Contractual rights	—	—	—	24,000	—	24,000
Finite-lived
Customer relations including supply agreements	434,599	96,887	337,712	507,038	118,489	388,549
Favorable leasehold arrangements, net	2,810	140	2,670	3,570	178	3,392
Loan origination costs	7,611	381	7,230	21,691	1,209	20,482
Other intangibles	1,309	283	1,026	1,394	336	1,058
Intangible assets, net	$455,595	$97,691	$357,904	$571,801	$120,212	$451,589

9.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Wage and other employee-related accrued expenses	$14,044	$6,943
Franchise agreement termination accrual	4,579	4,579
Accrued tax expense	122,641	120,479
Deferred tax liability (current)	—	16,269
Deposits and other	93,635	45,526
Total	$234,899	$193,796

10.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Sale leaseback financing obligation	$126,643	$124,181
Senior term loan on Uphoff properties (“VIE Debt”, see Note 4)	56,452	55,352
2014 Revolver, bearing interest at Prime or LIBOR plus an applicable margin	683,378	724,689
6.375% Senior Notes Due 2023	—	800,000
Notes payable, bearing interest at 6% and 4%	3,552	3,536
Capital lease obligations	493	367
Total debt	870,518	1,708,125
Less: current maturities	13,757	13,704
Long-term debt, net of current maturities	$856,761	$1,694,421

6.375% Senior Notes Due 2023

On April 1, 2015, we and our wholly owned subsidiary, Sunoco Finance Corp. (together with the Partnership, the “Issuers”), completed a private offering of $800.0 million 6.375% senior notes due 2023. The terms of the Senior Notes are governed by an indenture dated April 1, 2015 (the “Indenture”), among the Issuers, our General Partner, SUN Finance and certain other subsidiaries of the Partnership (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”). The Notes will mature on April 1, 2023 and interest is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2015. The Senior Notes are senior obligations of the Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries. The Senior Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The Senior Notes are senior in right of payment to any of the Issuers’ and each Guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes and guarantees. The Senior Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s revolving credit facility, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the Notes. ETP Retail will provide the Guarantee of Collection to the Issuers with respect to the payment of the principal amount of the Notes. ETP Retail is not subject to any of the covenants under the Indenture.

The net proceeds of $786.5 million were used to fund the cash consideration for our Sunoco LLC acquisition and repay borrowings under our 2014 Revolver.

Revolving Credit Agreements

On September 25, 2014, we entered into a new $1.25 billion revolving credit facility (the “2014 Revolver”) with a syndicate of banks expiring September 25, 2019 (which date may be extended in accordance with the terms of the credit agreement). The 2014 Revolver includes an accordion feature thus providing flexibility to increase the facility by an additional $250 million, subject to certain conditions. Borrowings under the 2014 Revolver were used to repay and cancel the $400 million revolving credit agreement (the “2012 Revolver”) entered into in connection with the IPO. Effective April 8, 2015 in connection with the Sunoco LLC Acquisition, we entered into a Specified Acquisition period, as further defined in the 2014 Revolver, in which our leverage ratio compliance requirements were adjusted upward.

On April 10, 2015, the Partnership entered into a First Amendment to Credit Agreement and Increase Agreement (the “First Amendment”) with the lenders party thereto and Bank of America, N.A., in its capacity as administrative agent and collateral agent (the “Administrative Agent”) pursuant to which the lenders thereto severally agreed to (i) provide $250 million in aggregate incremental commitments under the Partnership’s 2014 Revolver and (ii) make certain amendments to the 2014 Revolver as described in the First Amendment. After giving effect to the First Amendment, the 2014 Revolver permits the Partnership to borrow up to $1.5 billion on a revolving credit basis.

As of June 30, 2015, the balance on the 2014 Revolver was $724.7 million, and $11.1 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at June 30, 2015 was $764.2 million. The Partnership was in compliance with all financial covenants at June 30, 2015.

Guaranty by Susser of 2014 Revolver

Susser entered into a Guaranty of Collection (the “Guaranty”) in connection with a Term Loan and the 2012 Revolver, which was transferred to the 2014 Revolver.  Pursuant to the Guaranty, Susser guarantees the collection of the principal amount outstanding under the 2014 Revolver.  Susser’s obligation under the Guaranty is limited to $180.7 million. Susser is not required to make payments under the Guaranty unless and until (a) the Partnership has failed to make a payment on the 2014 Revolver, (b) the obligations under such facilities have been accelerated, (c) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, have been exhausted and (d) the applicable lenders have failed to collect the full amount owing on such facilities.  In addition, Susser entered into a Reimbursement Agreement with PropCo, whereby Susser is obligated to reimburse PropCo for any amounts paid by PropCo under the guaranty of the 2014 Revolver executed by our subsidiaries. Susser’s exposure under this reimbursement agreement is limited, when aggregated with its obligation under the Guaranty, to $180.7 million.

Variable Interest Entity Debt

Our consolidated VIE (resulting from the MACS acquisition) has a senior term loan (“VIE Debt”), collateralized by certain real and personal properties of the consolidated variable interest entity. The VIE Debt bears interest at LIBOR plus 3.75%, with a floor of 4.5%. As of June 30, 2015, the interest rate was 4.5% and the balance outstanding was $33.3 million. The VIE Debt principal and interest is repayable in equal monthly installments over a 20 year period and includes the right to prepay all outstanding principal at any time, with a penalty of up to 3.0% depending on the date of repayment.

The remaining VIE debt of approximately $22.0 million consists of loans collateralized by equipment and property. The average stated interest rate for these loans was approximately 5.36% as of June 30, 2015. The majority of the debt requires monthly principal and interest payments with maturities through 2034.

Sale Leaseback Financing Obligation

On April 4, 2013, MACS completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As MACS did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of June 30, 2015 was $124.2 million.

Other Debt

In July 2010 we entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. The balance outstanding at December 31, 2014 and June 30, 2015 was $1.1 million and $1.0 million, respectively. The mortgage note bears interest at a fixed rate of 6.0%.

In September 2013, we assumed a $3.0 million term loan as part of the acquisition of Gainesville Fuel, Inc.. The $3.0 million term loan had an outstanding balance of $2.5 million as of December 31, 2014 and June 30, 2015 and bears a 4.0% fixed rate.

The estimated fair value of long-term debt is calculated using Level 3 inputs (See Note 11).  The fair value of debt as of June 30, 2015, is estimated to be approximately $1.7 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

Capital Lease Obligations

Our capital lease obligations relate to vehicles and office equipment. The total cost of assets under capital leases was $1.4 million with accumulated depreciation of $1.3 million at each December 31, 2014 and June 30, 2015.

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

Debt or equity securities are classified into the following reporting categories:  held-to-maturity, trading or available-for-sale securities.  The investments in debt securities, which typically mature in one year or less, are classified as held-to-maturity and valued at amortized cost, which approximates fair value.  The fair value of marketable securities is measured using Level 1 inputs. There were none outstanding as of December 31, 2014 nor June 30, 2015.

12.	Commitments and Contingencies

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

The components of net rent expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
	Predecessor	Successor	Predecessor	Successor
Cash rent:
Store base rent	$220	$8,756	$416	$16,763
Equipment rent	60	2,803	108	5,577
Total cash rent	280	11,559	524	22,340
Non-cash rent:
Straight-line rent	4	(184)	9	(455)
Net rent expense	$284	$11,375	$533	$21,885

Equipment rent consists primarily of store equipment and vehicles.

13.	Interest Expense and Interest Income

The components of net interest expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
	Predecessor	Successor	Predecessor	Successor
Interest expense (1)	$1,667	$19,620	$3,096	$27,506
Amortization of loan costs	130	821	226	1,203
Interest income	(23)	(119)	(46)	(1,256)
Interest expense, net	$1,774	$20,322	$3,276	$27,453

(1)	Interest expense related to the VIE is approximately $2.4 million and $4.7 million for the three and six months ended June 30, 2015.

14.	Income Tax

As a partnership, we are generally not subject to state and federal income tax. Our taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations and Comprehensive Income, is generally includable in the federal and state income tax returns of each unitholder.

As a publicly traded partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, all of our activity would be taxed as a corporation for federal and state income tax purposes. For the year ended December 31, 2014 and the three and six months ended June 30, 2015, our qualifying income met the statutory requirements.

To meet the statutory requirements for qualifying income, we conduct certain activities that do not produce qualifying income through corporate subsidiaries. Historically, our effective tax rate differed from the statutory rate primarily due to partnership earnings that are not subject to U.S. federal and most state income taxes at the partnership level. The completion of the MACS and Aloha acquisitions (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations for the three and six months ended June 30, 2014 and 2015 is as follows (in thousands, except for tax rate percentages):

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2015		June 30, 2014		June 30, 2015
	Predecessor		Successor		Predecessor		Successor
Tax at statutory federal rate	$3,400	35.0%	$33,415	35.0%	$6,949	35.0%	$48,557	35.0%
Partnership earnings not subject to tax	(3,385)	(34.8)%	(33,660)	(35.3)%	(6,995)	(35.2)%	(47,066)	(33.9)%
State and local tax, net of federal benefit	105	1.0%	(235)	(0.2)%	173	0.8%	(1,141)	(0.8)%
Net income tax expense (benefit)	$120	1.2%	$(480)	(0.5)%	$127	0.6%	$350	0.3%

The decrease in the effective tax rate for the three and six months ended June 30, 2015 was primarily due to an increase in partnership earnings not subject to tax as a result of the Sunoco LLC acquisition. The remaining decrease in the effective tax rate for the three and six months ended June 30, 2015 is primarily due to the statutory rate changes resulting from the MACS and Aloha acquisitions.

15.	Partners’ Capital

As of June 30, 2015, ETP owned 4,858,330 common units and 10,939,436 subordinated units, which together constitute a 44.1% ownership interest in us.  As of June 30, 2015, the public owned 20,036,329 common units.

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

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Attributable to Common Units

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
	Predecessor	Successor	Predecessor	Successor
Distributions (a)	$5,761	$21,076	$11,297	$37,133
Distributions in excess of income	(978)	595	(1,430)	(4,983)
Limited partners' interest in net income	$4,783	$21,671	$9,867	$32,150

Attributable to Subordinated Units

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
	Predecessor	Successor	Predecessor	Successor
Distributions (a)	$5,716	$7,585	$11,207	$14,641
Distributions in excess of income	(968)	1,938	(1,411)	(284)
Limited partners' interest in net income	$4,748	$9,523	$9,796	$14,357

(a) Distributions declared per unit to unitholders as of record date	$0.5197	$0.6934	$1.0218	$1.3384

Class A Units

Pursuant to the terms of the Contribution Agreement, (i) 79,308 common units held by a wholly owned subsidiary of Susser were exchanged for Class A units representing limited partnership interests in the Partnership (“Class A Units”) and (ii) 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A units.

The Class A Units are entitled to receive distributions on a pro rata basis with the common units, except that the Class A Units (a) do not share in distributions of cash to the extent such cash is derived from or attributable to any distribution received by the Partnership from PropCo, the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries and (b) are subordinated to the common units during the subordination period for the subordinated units and are not entitled to receive any distributions until holders of the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters.

Furthermore, the Class A Units (a) do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, (b) will not be convertible into common units or any other unit of the Partnership and (c) will not be allocated any items of income, gain, loss, deduction or credit attributable to the Partnership’s ownership of, or sale or other disposition of, the membership interests of PropCo, or the Partnership’s ownership of any indebtedness of PropCo or any of its subsidiaries. Distributions made to holders of Class A Units will be disregarded for purposes of determining distributions on the Partnership’s incentive distribution rights.

Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the three months ended June 30, 2015, Class A distributions declared totaled $6.5 million, or $0.5859 per unit.

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

Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
		( in thousands)
August 28, 2015	$0.6934	$28,611	$3,362
May 29, 2015	$0.6450	$23,113	$1,448
February 27, 2015	$0.6000	$21,023	$891

16.	Unit-Based Compensation

Unit-based compensation expense related to the Partnership that was included in our Consolidated Statements of Operations and Comprehensive Income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
	Predecessor	Successor	Predecessor	Successor
Phantom common units (1)	$123	$479	$232	$1,026
Allocated expense from Parent (2)	654	—	1,252	—
Total equity-based compensation expense	$777	$479	$1,484	$1,026

(1)	Excludes unit-based compensation expense related to units issued to non-employees.
(2)	Reflects expense previously allocated to us by Susser prior to the ETP Merger.

Phantom Common Unit Awards

Prior to the ETP Merger, there were phantom unit awards issued to certain directors and employees under the Sunoco LP 2012 Long-Term Incentive Plan (the “LTIP”). The fair value of each phantom unit on the grant date was equal to the market price of our common unit on that date reduced by the present value of estimated dividends over the vesting period, since the phantom units did not receive dividends until vested. The estimated fair value of our phantom units was amortized over the vesting period using the straight-line method. Non-employee director awards vested over a one-to-three-year period and employee awards vest ratably over a two-to-five-year service period. Concurrent with the ETP Merger, all unvested phantom units vested and compensation cost of $0.4 million was recognized.

Subsequent to the ETP Merger, phantom units were issued which also have the right to receive distributions prior to vesting. During the six months ended June 30, 2015, 261,249 phantom units were issued. The units vest 60% after three years and 40% after five years. The fair value of these units is the market prices of our common units on the grant date, and is being amortized over the five-year vesting period using the straight-line method. Total unrecognized compensation cost related to our nonvested phantom units totaled $19.2 million as of June 30, 2015, which is expected to be recognized over a weighted average period of 3.25 years. The fair value of nonvested service phantom units outstanding as of June 30, 2015 totaled $22.0 million.

A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014 (Predecessor)	36,963	$21.66
Granted	6,354	33.24
Vested	(40,317)	23.72
Forfeited	(3,000)	18.42
Nonvested at August 31, 2014 (Predecessor)	—	—
Granted	241,235	45.50
Nonvested at December 31, 2014 (Successor)	241,235	45.50
Granted	261,249	51.58
Forfeited	(53,346)	49.49
Nonvested at June 30, 2015 (Successor)	449,138	48.98

Cash Awards

In January 2015, the Partnership granted 30,710 awards that are settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Total unrecognized compensation cost related to our nonvested cash awards totaled $1.1 million as of June 30, 2015, which is expected to be recognized over a weighted average period of 2.4 years. The fair value of nonvested cash awards outstanding as of June 30, 2015 totaled $1.6 million.

17.	Segment Reporting

Segment information is prepared on the same basis that our CODM reviews financial information for operational decision-making purposes. Beginning in 2014, with the acquisition of MACS, we began operating our business in two primary operating segments, wholesale and retail, both of which are included as reportable segments. As a result, the Predecessor periods operated as one segment, wholesale, and the Successor period operated with our wholesale and retail segments. No operating segments have been aggregated in identifying the two reportable segments.

During the first quarter of 2015, we elected to allocate the revenue and costs previously reported in “All Other” to each segment based on the way our CODM measures segment performance. Partnership overhead costs, interest and other expenses not directly attributable to a reportable segment have been allocated based on segment EBITDA.

Wholesale Segment

Our wholesale segment purchases fuel from a number of refiners and supplies it to our retail segment, to our affiliate Susser, to our affiliate Sunoco, Inc., to independently-operated dealer stations under long-term supply agreements and to other end users of motor fuel.  Also included in the wholesale segment are motor fuel sales to consignment locations. We distribute motor fuels across more than 30 states throughout the East Coast and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from the wholesale segment to our retail segment are delivered at cost plus a profit margin. These amounts are reflected in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our wholesale segment is rental income from properties that we lease or sub-lease.

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

We report EBITDA and Adjusted EBITDA by segment as a measure of segment performance. We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. Effective September 1, 2014, as a result of the ETP Merger and in an effort to conform the method by which we measure our business to that of ETP’s operations, we now define Adjusted EBITDA to also include adjustments for unrealized gains and losses on commodity derivatives and inventory fair value adjustments.

The following table presents financial information by segment for the three and six months ended June 30, 2015:

Segment Financial Data for the Three Months Ended June 30, 2015

(in thousands)

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
Revenue
Retail motor fuel sales	$—	$189,894		$189,894
Wholesale motor fuel sales to third parties	2,770,695	—		2,770,695
Wholesale motor fuel sales to affiliates	1,156,763	—		1,156,763
Merchandise sales	—	56,973		56,973
Rental income	17,403	6,465		23,868
Other income	5,349	2,443		7,792
Intersegment sales	117,099	—	(117,099)	—
Total revenue	4,067,309	255,775	(117,099)	4,205,985
Gross profit
Retail motor fuel sales	—	20,880		20,880
Wholesale motor fuel sales	169,983	—		169,983
Merchandise	—	14,760		14,760
Rental and other income	22,241	8,909		31,150
Total gross profit	192,224	44,549		236,773
Total operating expenses	85,998	34,982		120,980
Income from operations	106,226	9,567		115,793
Interest expense, net	(10,405)	(9,917)		(20,322)
Income before income taxes	95,821	(350)		95,471
Income tax benefit	246	234		480
Net income and comprehensive income	$96,067	$(116)		$95,951
Depreciation, amortization and accretion	22,074	11,156		33,230
Interest expense, net	10,405	9,917		20,322
Income tax benefit	(246)	(234)		(480)
EBITDA	128,300	20,723		149,023
Non-cash compensation expense	430	49		479
(Gain) loss on disposal of assets	(33)	3		(30)
Unrealized loss on commodity derivatives	785	—		785
Inventory fair value adjustments	(49,319)	(1,410)		(50,729)
Adjusted EBITDA	$80,163	$19,365		$99,528

Capital expenditures	$45,854	$2,578		$48,432
Total assets	$2,622,967	$955,376		$3,578,343

Segment Financial Data for the Six Months Ended June 30, 2015

(in thousands)

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
Revenue
Retail motor fuel sales	$—	$350,655		$350,655
Wholesale motor fuel sales to third parties	5,219,550	—		5,219,550
Wholesale motor fuel sales to affiliates	1,993,448	—		1,993,448
Merchandise sales	—	104,492		104,492
Rental income	34,266	12,425		46,691
Other income	10,201	4,859		15,060
Intersegment sales	208,268	—	(208,268)	—
Total revenue	7,465,733	472,431	(208,268)	7,729,896
Gross profit
Retail motor fuel sales	—	42,077		42,077
Wholesale motor fuel sales	269,306	—		269,306
Merchandise	—	27,454		27,454
Rental and other income	42,715	17,286		60,001
Total gross profit	312,021	86,817		398,838
Total operating expenses	168,123	64,527		232,650
Income from operations	143,898	22,290		166,188
Interest expense, net	(11,741)	(15,712)		(27,453)
Income before income taxes	132,157	6,578		138,735
Income tax (expense) benefit	(823)	473		(350)
Net income and comprehensive income	$131,334	$7,051		$138,385
Depreciation, amortization and accretion	46,694	16,772		63,466
Interest expense, net	11,741	15,712		27,453
Income tax expense (benefit)	823	(473)		350
EBITDA	190,592	39,062		229,654
Non-cash compensation expense	902	124		1,026
(Gain) loss on disposal of assets	126	(282)		(156)
Unrealized loss on commodity derivatives	2,191	—		2,191
Inventory fair value adjustments	(54,937)	(984)		(55,921)
Adjusted EBITDA	$138,874	$37,920		$176,794

Capital expenditures	$94,213	$6,509		$100,722
Total assets	$2,622,967	$955,376		$3,578,343

18.	Net Income per Unit

Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions and distributions on employee unit awards.  Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.

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

We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations as follows (in thousands, except units and per unit amounts):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
	Predecessor	Successor	Predecessor	Successor
Net income and comprehensive income	$9,595	$95,951	$19,727	$138,385
Less: Net income and comprehensive income attributable to noncontrolling interest	—	61,084	—	61,930
Less: Sunoco LLC earnings prior to April 1, 2015	—	—	—	24,516
Net income and comprehensive income attributable to partners	9,595	34,867	19,727	51,939
Less: Incentive distribution rights	64	3,362	64	4,810
Less: Distributions on nonvested phantom unit awards	—	311	—	622
Limited partners’ interest in net income	$9,531	$31,194	$19,663	$46,507

Weighted average limited partner units outstanding:
Common - basic	11,020,764	24,894,659	11,019,063	24,496,918
Common - equivalents	25,525	41,536	25,311	41,536
Common - diluted	11,046,289	24,936,195	11,044,374	24,538,454
Subordinated - basic and diluted	10,939,436	10,939,436	10,939,436	10,939,436

Net income per limited partner unit:
Common - basic and diluted	$0.43	$0.87	$0.90	$1.31
Common - diluted	$0.43	$0.87	$0.89	$1.31
Subordinated - basic and diluted	$0.43	$0.87	$0.90	$1.31

19.	Related-Party Transactions

We are party to the following long-term, fee-based commercial agreements with Susser and through our ownership interest in Sunoco LLC, with various subsidiaries of ETP:

•

Susser Distribution Contract - a 10-year agreement under which we are the exclusive distributor of motor fuel to Susser’s existing Stripes® convenience stores and independently operated consignment locations, and to all future sites purchased by the Partnership pursuant to the sale and leaseback option under the Omnibus Agreement (see below), at cost, including tax and transportation costs, plus a fixed profit margin of three cents per gallon. In addition, all future motor fuel volumes purchased by Susser for its own account will be added to the distribution contract pursuant to the terms of the Omnibus Agreement.

•

Susser Transportation Contract - a 10-year transportation logistics agreement, pursuant to which Susser will arrange for motor fuel to be delivered from our suppliers to our customers at rates consistent with those charged by Susser to third parties for the delivery of motor fuel.

•

Sunoco, Inc. Distribution Contract – a 10-year agreement under which we are the exclusive wholesale distributor of motor fuel to Sunoco, Inc.’s existing convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin of four cents per gallon.

•

Philadelphia Energy Solutions Offtake Contract – A 1-year supply agreement with Philadelphia Energy Solutions (“PES”). Sunoco, Inc. owns a 33% non-operating noncontrolling interest in PES. The terms of the supply agreement are generally the same terms that would be available to unrelated third parties.

•

Sunoco Logistics Partners L.P. Transportation and Terminalling Contracts – We are party to various agreements with Sunoco Logistics Partners L.P. for pipeline, terminalling and storage services. We also have agreements for the purchase and sale of fuel. The terms of these agreements are generally the same terms that would be available to unrelated third parties.

Omnibus Agreement

In addition to the commercial agreements described above, we also entered into an Omnibus Agreement with Susser pursuant to which, among other things, we received a three-year option to purchase from Susser up to 75 of Susser’s new or recently constructed Stripes® convenience stores at their cost and lease the stores back to them at a specified rate for a 15-year initial term, and we will be the exclusive distributor of motor fuel to such stores for a period of 10 years from the date of purchase.  We have completed all 75 sale-leaseback transactions under the Omnibus Agreement.  We also received a 10-year right to participate in acquisition opportunities with Susser, to the extent we and Susser are able to reach an agreement on terms, and the exclusive right to distribute motor fuel to certain of Susser’s newly constructed convenience stores and independently operated consignment locations. The Omnibus Agreement also provides for certain indemnification obligations between Susser and the Partnership.

Summary of Transactions

Related party transactions with affiliates for the three and six month periods ended June 30, 2014 and 2015 are as follows (in thousands except store count data):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
	Predecessor	Successor	Predecessor	Successor
Motor fuel sales to affiliates (1)	$862,549	$1,156,763	$1,628,639	$1,993,448
Bulk fuel purchases from ETP	—	760,800	—	1,416,233
Allocated cost of employees	3,592	2,848	7,006	5,859
Transportation charges from Susser for delivery of motor fuel	14,297	14,936	27,554	29,456
Purchase of stores from Susser	31,016	32,699	58,552	57,856
Rental income from Susser	3,413	6,413	6,434	12,251
# of stores purchased from Susser	6	6	13	12

(1)	The majority of these sales are pursuant to the Susser and Sunoco, Inc. Distribution Contracts discussed above.

Additional significant affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income are as follows:

•	Net accounts receivable from affiliates were $24.7 million and $33.1 million at December 31, 2014 and June 30, 2015, respectively, which are primarily related to motor fuel purchases from us.
•	Net accounts payable to ETP was $3.1 million and $15.1 million as of December 31, 2014 and June 30, 2015, attributable to operational expenses and fuel pipeline purchases.

20.	Subsequent Events

On July 31, 2015, we completed the previously announced acquisition contemplated by the Contribution Agreement dated as of July 14, 2015 (the “Contribution Agreement”) with Susser, Heritage Holdings, Inc. (“HHI”), ETP Holdco Corporation (“ETP Holdco” and together with HHI, the “Contributors”), Sunoco GP LLC, our general partner, and ETP. Pursuant to the terms of the Contribution Agreement, we agreed to acquire from the Contributors 100% of the issued and outstanding shares of capital stock of Susser for approximately $966.9 million in cash, subject to certain working capital adjustments, (“Cash Consideration”) and issue to Contributors 21,978,980 Class B units representing limited partnership interests in us. The Class B Units are identical to the common units in all respects, except such Class B Units are not entitled to distributions payable with respect to the second quarter of 2015. The Class B Units will convert, on a one-for-one basis, into common units on the day immediately following the record date for our second quarter 2015 distribution. Pursuant to the terms of the Contribution Agreement, (i) Susser caused its wholly owned subsidiary to exchange 79,308 common units for 79,308 Class A Units representing limited partner interests in the Partnership (“Class A Units”) and (ii) the 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A Units.    In addition, we issued 79,308 common units and 10,939,436 subordinated units to the Contributors (together with the Class B Units, the “Unit Consideration”) to restore the economic benefit of the common units and subordinated units held by Susser that were exchanged or converted, as applicable, into Class A Units. The Unit Consideration was issued and sold to the Contributors in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Cash Consideration was financed through the proceeds from the Notes Offering (as described below) and borrowings under our 2014 Revolver. Pursuant to the terms of the Contribution Agreement, ETP has agreed to guarantee all the obligations of the Contributors under the Contribution Agreement.

On July 14, 2015, ETP and its general partner, Energy Transfer Partners GP, L.P., entered into an exchange and repurchase agreement with Energy Transfer Equity, L.P., (“ETE”), pursuant to which, among other things, ETP will distribute to ETE (i) 100% of the membership interests of our general partner and  (ii) all of our incentive distribution rights, which are currently owned by ETP, and in exchange ETE will transfer to ETP 21.0 million common units representing limited partner interests in ETP (the “Exchange Transaction”).    The pending Exchange Transaction is expected to close in August 2015 following the record dates for the ETP and SUN quarterly cash distributions related to the second quarter of 2015.   After giving effect to the Exchange Transaction, ETE will own 100% of our general partner interests and all of our incentive distribution rights.

On July 15, 2015, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as manager of the several underwriters named therein (collectively, the “Underwriters”), providing for the offer and sale by the Partnership, and purchase by the Underwriters, of 5,500,000 common units representing limited partner interests in the Partnership (the “Units”) at a price to the public of $40.10 per Unit (the “Firm Units”), being $38.897 per Unit to the Partnership, net of underwriting discounts and commissions (the “Equity Offering”). The Equity Offering was completed on July 21, 2015 and we received net proceeds of approximately $212.9 million. Pursuant to the Underwriting Agreement, the Partnership also granted to the Underwriters a 30-day option to purchase up to an additional 825,000 Units at the same price and otherwise on the same terms as the Firm Units.

On July 15, 2015, our General Partner, we, SUN Finance, (together, the “Issuers”) and certain other subsidiaries of of ours (the “Guarantors”) entered into a purchase agreement (the “Purchase Agreement”) with Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein (the “Initial Purchasers”), with respect to an offering (the “Notes Offering”) by the Issuers of $600 million aggregate principal amount of their 5.500% Senior Notes due 2020 (the “Notes”), along with the related guarantees of the Notes. The terms of the Notes are governed by an Indenture dated July 20, 2015 among the Issuers, the Guarantors and US Bank, National Association, as Trustee. The Notes will mature on August 1, 2020 and interest on the Notes is payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2016. The Notes were issued in a transaction exempt from the registration requirements of the Securities Act and will be resold by the Initial Purchasers in reliance on Rule 144A and Regulation S of the Securities Act. The Notes Offering was completed on July 20, 2015 and we received net proceeds of approximately $592.5 million.

On July 28, 2015, the United States Bankruptcy Court for the Southern District of Texas – McAllen Division approved the Purchase and Sale Agreement (“Agreement”) that PropCo entered into with Aziz Convenience Stores, L.L.C. (“Aziz”) on April 30, 2015. Pursuant to the Agreement, PropCo will purchase 28 Aziz convenience stores located in the Upper Rio Grande Valley in southern Texas for a purchase price of $41.6 million, subject to merchandise and inventory adjustments. The transaction is expected to close by August 10, 2015, subject to customary closing conditions.

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

EBITDA, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote (6) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, and distributable cash flow in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements.  These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Our ability to make, complete and integrate acquisitions from affiliates or third-parties, including the recent acquisitions of Susser, Sunoco, LLC, Aloha and MACS;

•	Business strategy and operations of ETP and ETP’s conflicts of interest with us;
•	Changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;
•	Our dependence on limited principal suppliers and our dependence on Susser, Sunoco, Inc. and certain customers for significant portions of our revenue;
•	Competition in the wholesale motor fuel distribution and convenience store industry;
•	Changing customer preferences for alternate fuel sources or improvement of fuel efficiency;
•	Environmental, tax and other federal, state and local laws and regulations;
•	The fact that we are not fully insured against all risks incident to our business;
•	Dangers inherent in the storage and transportation of motor fuel;
•	Our reliance on senior management, supplier trade credit and information technology; and
•	Our partnership structure, which may create conflicts of interest between us and our general partner and its affiliates, and limits the fiduciary duties of our general partner and its affiliates.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2015. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof.  We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are a growth-oriented Delaware limited partnership formed by Susser Holdings Corporation (“Susser”) and formerly known as Susser Petroleum Partners LP, or “SUSP”. We have historically engaged in wholesale distribution of motor fuels to Susser and third parties and, through several recent acquisitions, we have become engaged in the retail sale of motor fuel and the operation of convenience stores through subsidiaries that are classified as corporations for U.S. federal income tax purposes.

On August 29, 2014, Susser completed its merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP acquired the then outstanding common shares of Susser (“ETP merger”). By acquiring Susser, ETP also owns the general partner interest and IDRs in the Partnership. As of June 30, 2015, ETP owned 15,797,766 common and subordinated units (representing 44.1% of the Partnership’s outstanding units). On October 27, 2014, we changed our name from Susser Petroleum Partners LP to Sunoco LP (ticker symbol: SUN). As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership”, “SUN”, “we”, “us” or “our”, refer to Sunoco LP and its subsidiaries.

As a result of the ETP Merger, we applied “push down” accounting that required our assets and liabilities to be adjusted to fair value as of the date of the transaction. The periods prior to the ETP Merger are identified as “Predecessor” and the period after the ETP Merger is identified as “Successor”.

In the fourth quarter of 2014, we completed strategic acquisitions of businesses that operate complementary motor fuel distribution and convenience retail stores (see Note 3 to our Consolidated Financial Statements). We anticipate we will continue to expand and upgrade our operating portfolio through future drop-downs from ETP. On April 1, 2015 and July 31, 2015, we completed the acquisitions of a 31.58% membership interest in Sunoco, LLC (“Sunoco LLC”) and 100% of the issued and outstanding shares of capital stock of Susser, respectively (see Recent Developments below for further discussion). Additionally, we anticipate we will continue to grow our gallons through organic growth activity. Susser opened 17 new retail sites during the second quarter of 2015, which is reflected in gallons sold to affiliates for the period.

We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast and Southeast Regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii to:

•	customers through our 157 company operated convenience stores and fuel outlets;
•	679 Stripes® convenience stores, pursuant to the Susser Distribution Contract;
•	440 Sunoco convenience stores and retail fuel outlets, pursuant to the Sunoco, Inc. Distribution Contract (supplied by Sunoco LLC);
•	84 other independently operated consignment locations where Susser sells motor fuel to retail customers, pursuant to the Susser Distribution Contract;
•	60 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;
•

5,337 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers,” or “distributors” pursuant to long-term distribution agreements (including 4,613 Sunoco branded dealers and distributors supplied by Sunoco LLC on a consolidated basis)

•

2,080 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers (including 400 supplied by Sunoco LLC on a consolidated basis).

Through our ownership interest in Sunoco, LLC, we are the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of more than 5,000 Sunoco-branded third-party and affiliate operated locations throughout the southeast, mid-Atlantic and northeast regions of the United States.  In addition, we believe we are one of the largest independent motor fuel distributors by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States. With the acquisition of MACS, we believe we are now one of the largest distributors of Exxon branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease.

As of June 30, 2015, our retail segment operated 157 convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuel and other services. We sold 71.1 million and 138.9 million retail gallons through Mid-Atlantic Convenience Stores, LLC (“MACS”) and Aloha Petroleum, Ltd. (“Aloha”) during the three and six months ended June 30, 2015.

We sell gallons to affiliates pursuant to both the Susser Distribution contract and through our ownership interests in Sunoco LLC, the Sunoco, Inc. Distribution contract. Susser operated 679 retail convenience stores and fuel outlets primarily under its proprietary Stripes® convenience store brand at quarter-end supplied by the Susser Distribution contract, primarily in growing Texas markets. Stripes® is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. 84 of these retail convenience stores and fuel outlets sell Sunoco branded fuel as a complement to the Stripes convenience store as of quarter-end. Our business is integral to the success of Susser’s retail operations, and Susser purchases substantially all of its motor fuel from us. For the three and six months ended June 30, 2015, we distributed 321.4 million and 625.7 million gallons of motor fuel to Stripes® convenience stores and Susser’s consignment locations~~.~~

Our affiliate, Sunoco, Inc. operated 440 retail convenience stores and fuel outlets primarily under its proprietary iconic Sunoco® fuel brand at quarter-end. Our business is integral to the success of Sunoco, Inc’s retail operations, and Sunoco, Inc. purchases substantially all of its motor fuel through the Sunoco, Inc. Distribution contract. For the three and six months ended June 30, 2015, we distributed 274.6  million and 544.6 million gallons of motor fuel to Sunoco, Inc. convenience stores and retail fuel outlets.

We also sell fuel directly to third party customers. For the three and six months ended June 30, 2015, we distributed 1.3 billion and 2.5 billion gallons of motor fuel to third party customers. This includes 1.0 billion and 2.1 billion gallons, respectively, sold by Sunoco LLC on a consolidated basis.

Recent Developments

On April 1, 2015, we completed the previously announced acquisition contemplated by the Contribution Agreement dated as of March 23, 2015 (the “Contribution Agreement”) by and among the Partnership, Sunoco LLC, ETP Retail Holdings, LLC (“ETP Retail”) and ETP. Pursuant to the terms of the Contribution Agreement, the Partnership acquired from ETP Retail 31.58% of the issued and outstanding membership interests in Sunoco LLC (the “Membership Interests”), which Membership Interests were subsequently assigned by the Partnership to Susser Petroleum Operating Company LLC (“SPOC”). Subject to the terms and conditions of the Contribution Agreement, upon the closing of the Transaction the Partnership paid ETP Retail approximately $775.0 million in cash (the “Cash Consideration”) and issued to ETP Retail approximately $40.8 million of common units (“Common Units”) representing limited partner interests of the Partnership. The Cash Consideration was financed through the issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance” and, together with the Partnership, the “Issuers”) of 6.375% Senior Notes due 2023 (the “2023 Notes”) on April 1, 2015.

On July 31, 2015, we completed the previously announced acquisition contemplated by the Contribution Agreement dated as of July 14, 2015  (the “Contribution Agreement”) with Susser, Heritage Holdings, Inc. (“HHI”), ETP Holdco Corporation (“ETP Holdco” and together with HHI, the “Contributors”), Sunoco GP LLC, our general partner, and ETP. Pursuant to the terms of the Contribution Agreement, we agreed to acquire from the Contributors 100% of the issued and outstanding shares of capital stock of Susser for approximately $966.9 million in cash, subject to certain working capital adjustments, ("Cash Consideration") and issue to Contributors 21,978,980 Class B units representing limited partnership interests in us. The Class B Units are identical to the common units in all respects, except such Class B Units are not entitled to distributions payable with respect to the second quarter of 2015. The Class B Units will convert, on a one-for-one basis, into common units on the day immediately following the record date for our second quarter 2015 distribution. Pursuant to the terms of the Contribution Agreement, (i) Susser caused its wholly owned subsidiary to exchange 79,308 common units for 79,308 Class A Units representing limited partner interests in the Partnership (“Class A Units”) and (ii) the 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A Units.   In addition, we issued 79,308 common units and 10,939,436 subordinated units to the Contributors (together with the Class B Units, the “Unit Consideration”) to restore the economic benefit of the common units and subordinated units held by Susser that were exchanged or converted, as applicable, into Class A Units. The Unit Consideration was issued and sold to the Contributors in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Cash Consideration was financed through the proceeds from the Notes Offering (as described below), and borrowings under our 2014 Revolver. Pursuant to the terms of the Contribution Agreement, ETP has agreed to guarantee all the obligations of the Contributors under the Contribution Agreement.

On July 14, 2015, ETP and its general partner, Energy Transfer Partners GP, L.P., entered into an exchange and repurchase agreement with Energy Transfer Equity, L.P., (“ETE”), pursuant to which, among other things, ETP will distribute to ETE (i) 100% of the membership interests of our General Partner and  (ii) all of our incentive distribution rights, which are currently owned by ETP, and in exchange ETE will transfer to ETP 21.0 million common units representing limited partner interests in ETP (the “Exchange Transaction”).    The pending Exchange Transaction is expected to close in August 2015 following the record dates for the ETP and SUN quarterly cash distributions related to the second quarter of 2015.   After giving effect to the Exchange Transaction, ETE will own 100% of our general partner interests and all of our incentive distribution rights.

On July 15, 2015, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as manager of the several underwriters named therein (collectively, the “Underwriters”), providing for the offer and sale by the Partnership, and purchase by the Underwriters, of 5,500,000 common units representing limited partner interests in the Partnership (the “Units”) at a price to the public of $40.10 per Unit (the “Firm Units”), being $38.897 per Unit to the Partnership, net of underwriting discounts and commissions (the “Equity Offering”). The Equity Offering was completed on July 21, 2015 and we received net proceeds of approximately $212.9 million. Pursuant to the Underwriting Agreement, the Partnership also granted to the Underwriters a 30-day option to purchase up to an additional 825,000 Units at the same price and otherwise on the same terms as the Firm Units.

On July 15, 2015, our General Partner, we, SUN Finance, (together, the “Issuers”) and certain other subsidiaries of ours (the “Guarantors”) entered into a purchase agreement (the “Purchase Agreement”) with Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein (the “Initial Purchasers”), with respect to an offering (the “Notes Offering”) by the Issuers of $600 million aggregate principal amount of their 5.500% Senior Notes due 2020 (the “2020 Notes”), along with the related guarantees of the 2020 Notes. The terms of the 2020 Notes are governed by an Indenture dated July 20, 2015 among the Issuers, the Guarantors and US Bank, National Association, as Trustee. The 2020 Notes will mature on August 1, 2020 and interest on the 2020 Notes is payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2016. The 2020 Notes were issued in a transaction exempt from the registration requirements of the Securities Act and will be resold by the Initial Purchasers in reliance on Rule 144A and Regulation S of the Securities Act. The 2020 Notes Offering was completed on July 20, 2015 and we received net proceeds of approximately $592.5 million.

On July 28, 2015, the United States Bankruptcy Court for the Southern District of Texas – McAllen Division approved the Purchase and Sale Agreement (“Agreement”) that PropCo entered into with Aziz Convenience Stores, L.L.C. (“Aziz”) on April 30, 2015. Pursuant to the Agreement, PropCo will purchase 28 Aziz convenience stores located in the Upper Rio Grande Valley in southern Texas for a purchase price of $41.6 million, subject to merchandise and inventory adjustments.  The transaction is expected to close by August 10, 2015, subject to customary closing conditions.

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

On April 1, 2015 we acquired a 31.58% membership interest in Sunoco LLC. Because we have a controlling financial interest in Sunoco LLC as a result of our 50.1% voting interest our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we do not own is presented as noncontrolling interest in our consolidated financial statements.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance by segment (in thousands, except for selling price and gross profit per gallon):

	Three Months Ended
	June 30,
	2014		2015
	Predecessor		Successor
			Wholesale		Retail		Total
Revenues
Retail motor fuel sales (1)	$—		$—		$189,894		$189,894
Wholesale motor fuel sales to third parties	507,575		2,770,695		—		2,770,695
Wholesale motor fuel sales to affiliates	862,549		1,156,763		—		1,156,763
Merchandise sales	—		—		56,973		56,973
Rental income	4,343		17,403		6,465		23,868
Other income	1,558		5,349		2,443		7,792
Total revenue	1,376,025		3,950,210		255,775		4,205,985
Gross profit
Retail motor fuel	—		—		20,880		20,880
Wholesale motor fuel	17,067		169,983		—		169,983
Merchandise	—		—		14,760		14,760
Rental and other	5,136		22,241		8,909		31,150
Total gross profit	$22,203		$192,224		$44,549		$236,773
Net income and comprehensive income attributable to partners (5)	$9,595		$35,830		$(963)		$34,867
Adjusted EBITDA attributable to partners (5) (6)	$15,563		$40,080		$15,416		$55,496
Distributable cash flow attributable to partners, as adjusted (5) (6)	$13,653						$39,293
Operating Data
Total motor fuel gallons sold:
Retail					71,079		71,079
Wholesale (2)	168,574		1,254,751				1,254,751
Wholesale contract affiliated (3)	293,217		595,923				595,923
Motor fuel gross profit (cents per gallon) (4):
Retail					27.4	¢
Wholesale (2)	4.9	¢	8.0	¢
Wholesale contract affiliated (3)	3.0	¢	3.5	¢
Volume-weighted average for all gallons	3.7	¢					7.3	¢
Retail merchandise margin					25.9%

(1)	Retail motor fuel sales include sales of motor fuel at company operated convenience stores beginning September 1, 2014.
(2)	Reflects all other wholesale transactions excluding those pursuant to the Susser and Sunoco, Inc. Distribution Contracts.
(3)	Reflects transactions pursuant to the Susser and Sunoco, Inc. Distribution Contracts at set margins as dictated by agreements.
(4)	Excludes impact of inventory fair value adjustments consistent with our definition of Adjusted EBITDA.
(5)	Excludes the noncontrolling interest results of operations related to our consolidated VIE and Sunoco LLC.
(6)

We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. Effective September 1, 2014, as a result of the ETP Merger and in an effort to conform the method by which we measure our business to that of ETP’s operations, we now define Adjusted EBITDA to also include adjustments for unrealized gains and losses on commodity derivatives and inventory fair value adjustments. We define distributable cash flow as Adjusted EBITDA less cash interest expense including the accrual of interest expense related to our 2020 and 2023 Notes which is paid on a semi-annual basis, current income tax expense, maintenance capital expenditures, and other non-cash adjustments. Further adjustments are made to distributable cash flow for certain transaction-related and non-recurring expenses that are included in net income are excluded.

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow by segment for the three months ended June 30, 2014 and 2015 (in thousands):

	Three Months Ended
	June 30,
	2014	2015
	Predecessor	Successor
		Wholesale	Retail	Total
Net income and comprehensive income	$9,595	$96,067	$(116)	$95,951
Depreciation, amortization and accretion	3,333	22,074	11,156	33,230
Interest expense, net	1,774	10,405	9,917	20,322
Income tax expense (benefit)	120	(246)	(234)	(480)
EBITDA	14,822	128,300	20,723	149,023
Non-cash stock based compensation	777	430	49	479
(Gain) loss on disposal of assets	(36)	(33)	3	(30)
Unrealized loss on commodity derivatives	—	785	—	785
Inventory fair value adjustments (8)	—	(49,319)	(1,410)	(50,729)
Adjusted EBITDA	$15,563	$80,163	$19,365	$99,528
Adjusted EBITDA attributable to noncontrolling interest	—	40,083	3,949	44,032
Adjusted EBITDA attributable to partners	15,563	40,080	15,416	55,496
Cash interest expense (7)	1,644			15,088
Current income tax expense (benefit)	105			(259)
Maintenance capital expenditures	161			4,074
Distributable cash flow attributable to partners	$13,653			$36,593
Transaction-related expenses	—			2,700
Distributable cash flow attributable to partners, as adjusted	$13,653			$39,293

(7)	Reflects the partnership’s cash interest paid less the cash interest paid on our VIE debt of $4.0 million.
(8)	Due to the change in fuel prices, we recorded a $50.7 million write-up of the LIFO value of fuel inventory during the three months ended June 30, 2015.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following discussion of results for the second quarter 2015 compared to the second quarter 2014 compares the operations ended June 30, 2015 and 2014.

Revenue. Total revenue for the second quarter of 2015 was $4.2 billion, an increase of $2.8 billion, from the second quarter of 2014. The increase is attributable to the following changes in revenue:

•

an increase in wholesale motor fuel sales of $2.6 billion of which, $2.8 billion is due to the addition of the Sunoco LLC business, offset by a decrease of $234.6 million in sales to third parties in our legacy business due to the decline in fuel prices;

•	the addition of retail fuel sales of $189.9 million and merchandise revenue of $57.0 million, each attributable to MACS and Aloha operations; and
•

an increase in rental and other revenue of $25.7 million due to a $19.5 million increase in rental revenue primarily due to the addition of the MACS, Aloha, and Sunoco LLC businesses and a $6.2 million increase in other income primarily related to increased other retail income such as car wash, ATM, and lottery income.

Cost of Sales and Gross Profit. Gross profit for the second quarter of 2015 was $236.8 million, an increase of $214.6 million, over the second quarter of 2014. The increase in gross profit is attributable to the following:

•

an increase in the gross profit on wholesale motor fuel sales of $152.9 million, of which $134.8 million and $15.3 million is due to the addition of the Sunoco LLC business and the MACS and Aloha businesses, respectively;

•	the addition of $20.9 million of gross profit on retail motor fuel sales and $14.8 million of gross profit on merchandise sales related to our MACS and Aloha operations; and

•	an increase in rent and other gross profit of $26.0 million related to rental and other retail revenue items mentioned above.

Total Operating Expenses. Total operating expenses for the second quarter of 2015 were $121.0 million, an increase of $110.3 million from the second quarter of 2014. The increase in operating expenses is attributable to the following:

•

an increase in general and administrative expenses of $23.5 million, of which, $15.9 million is due to the addition of Sunoco LLC, $2.7 million of acquisition related costs, and the remaining increase being attributable to MACS and Aloha;

•	an increase in other operating expenses of $45.7 million of which $10.7 million, $4.8 million, and $14.7 million is attributable to MACS, Aloha and Sunoco LLC businesses, respectively; and
•

increased depreciation, amortization and accretion expense of $29.9 million, of which, $13.5 million and $13.6 million is attributable to the Sunoco LLC business and the MACS and Aloha businesses, respectively.

Interest Expense. Interest expense increased primarily due to the addition of our $800.0 million Senior Notes due 2023 as well as the increase in 2014 Revolver borrowings.

Income Tax Expense. Income tax expense (benefit) accrued for the second quarter of 2015 and 2014 was $(0.5) million and less than $0.1 million, respectively. The effective tax rate for second quarter of 2015 was (0.5)% compared to 1.2% in 2014.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance by segment (in thousands, except for selling price and gross profit per gallon):

	Six Months Ended
	June 30,
	2014		2015
	Predecessor		Successor
			Wholesale		Retail		Total
Revenues
Retail motor fuel sales (1)	$—		$—		$350,655		$350,655
Wholesale motor fuel sales to third parties	952,141		5,219,550		—		5,219,550
Wholesale motor fuel sales to affiliates	1,628,639		1,993,448		—		1,993,448
Merchandise sales	—		—		104,492		104,492
Rental income	8,266		34,266		12,425		46,691
Other income	3,566		10,201		4,859		15,060
Total revenue	2,592,612		7,257,465		472,431		7,729,896
Gross profit
Retail motor fuel	—		—		42,077		42,077
Wholesale motor fuel	34,277		269,306		—		269,306
Merchandise	—		—		27,454		27,454
Rental and other	10,046		42,715		17,286		60,001
Total gross profit	$44,323		$312,021		$86,817		$398,838

Net income and comprehensive income attributable to partners (5)	$19,727		$46,581		$5,358		$51,939
Adjusted EBITDA attributable to partners (5) (6)	$31,237		$75,797		$30,008		$105,805

Distributable cash flow attributable to partners, as adjusted (5) (6)	$27,690						$69,747

Operating Data
Total motor fuel gallons sold:
Retail					138,913		138,913
Wholesale (2)	324,169		2,522,015				2,522,015
Wholesale contract affiliated (3)	571,013		1,170,257				1,170,257
Motor fuel gross profit (cents per gallon) (4):
Retail					29.6	¢
Wholesale (2)	5.3	¢	6.9	¢
Wholesale contract affiliated (3)	3.0	¢	3.5	¢
Volume-weighted average for all gallons	3.8	¢					6.7	¢
Retail merchandise margin					26.3%

(1)	Retail motor fuel sales include sales of motor fuel at company operated convenience stores beginning September 1, 2014.
(2)	Reflects all other wholesale transactions excluding those pursuant to the Susser and Sunoco, Inc. Distribution Contracts.
(3)	Reflects transactions pursuant to the Susser and Sunoco, Inc. Distribution Contracts at set margins as dictated by agreements.
(4)	Excludes impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.
(5)	Excludes the noncontrolling interest results of operations related to our consolidated VIE and Sunoco LLC.
(6)

We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. Effective September 1, 2014, as a result of the ETP Merger and in an effort to conform the method by which we measure our business to that of ETP’s operations, we now define Adjusted EBITDA to also include adjustments for unrealized gains and losses on commodity derivatives and inventory fair value adjustments. We define distributable cash flow as Adjusted EBITDA less cash interest expense including the accrual of interest expense related to our 2020 and 2023 Senior Notes which is paid on a semi-annual basis, current income tax expense, maintenance capital expenditures, and other non-cash adjustments. Further adjustments are made to distributable cash flow for certain transaction-related and non-recurring expenses that are included in net income are excluded.

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow by segment for the six months ended June 30, 2014 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2014	2015
	Predecessor	Successor
		Wholesale	Retail	Total
Net income and comprehensive income	$19,727	$131,334	$7,051	$138,385
Depreciation, amortization and accretion	6,659	46,694	16,772	63,466
Interest expense, net	3,276	11,741	15,712	27,453
Income tax expense (benefit)	127	823	(473)	350
EBITDA	29,789	190,592	39,062	229,654
Non-cash stock based compensation	1,484	902	124	1,026
(Gain) loss on disposal of assets	(36)	126	(282)	(156)
Unrealized loss on commodity derivatives	—	2,191	—	2,191
Inventory fair value adjustments (7)	—	(54,937)	(984)	(55,921)
Adjusted EBITDA	$31,237	$138,874	$37,920	$176,794
Adjusted EBITDA attributable to noncontrolling interest	—	63,077	7,912	70,989
Adjusted EBITDA attributable to partners	31,237	75,797	30,008	105,805
Cash interest expense (6)	3,050			22,217
Current income tax expense (benefit)	173			(126)
Maintenance capital expenditures	324			10,279
Sunoco LLC preacquisition earnings	—			7,272
Distributable cash flow attributable to partners	$27,690			$66,163
Transaction-related expenses	—			3,584
Distributable cash flow attributable to partners, as adjusted	$27,690			$69,747

(7)	Reflects the partnership’s cash interest paid less the cash interest paid on our VIE debt of $4.7 million.
(8)	Due to the change in fuel prices, we recorded a $55.9 million write-up of the LIFO value of fuel inventory during the six months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following discussion of results for the first half of 2015 compared to the first half of 2014 compares the operations ended June 30, 2015 and 2014.

Revenue. Total revenue for the first half of 2015 was $7.7 billion, an increase of $5.1 billion from the first half of 2014. The increase is attributable to the following changes in revenue:

•

an increase in wholesale motor fuel sales of $4.5 billion, of which, $5.2 billion is due to the addition of the Sunoco LLC business, partially offset by a $217.1 million decrease in sales to third parties in our legacy business due to the decline in fuel prices;

•	the addition of retail fuel sales of $350.7 million and merchandise revenue of $104.5 million, each attributable to MACS and Aloha operations; and
•

an increase in rental and other revenue of $49.9 million due to a $38.4 million increase in rental revenue primarily due to the addition of the MACS, Aloha and Sunoco LLC businesses and a $11.5 million increase in other income primarily related to increased other retail income such as car wash, ATM, and lottery income.

Cost of Sales and Gross Profit. Gross profit for the first half of 2015 was $398.8 million, an increase of $354.5 million over the first half of 2014. The increase in gross profit is attributable to the following:

•

an increase in the gross profit on wholesale motor fuel sales of $235.0 million, of which, $199.8 million and $32.6 million are due to the addition of the Sunoco LLC business and the MACS and Aloha businesses, respectively;

•	the addition of $42.1 million of gross profit on retail motor fuel sales and $27.5 million of gross profit on merchandise sales related to our MACS and Aloha operations; and

•	an increase in rent and other gross profit of $49.9 million related to rental and other retail revenue items mentioned above.

Total Operating Expenses. Total operating expenses for the first half of 2015 were $232.7 million, an increase of $211.5 million from the first half of 2014. The increase in operating expenses is attributable to the following:

•

an increase in general and administrative expenses of $44.3 million, of which $31.9 million is due to the addition of Sunoco LLC, $3.6 million of acquisition related costs, and the remaining being attributable to MACS and Aloha;

•	an increase in other operating expenses of $89.1 million, of which, $20.3 million, $10.1 million, and $31.1 million, are attributable to the MACS, Aloha and Sunoco LLC businesses; and
•

increased depreciation, amortization and accretion expense of  $56.8 million, of which, $26.2 million and $24.0 million is attributable to the Sunoco LLC business and the MACS and Aloha businesses, respectively.

Interest Expense. Interest expense increased primarily due our $800.0 million Senior Notes due 2023 and the increase in 2014 Revolver borrowings.

Income Tax Expense. Income tax expense accrued for the first half of 2015 and 2014 was $0.4 million and $0.1 million, respectively. The effective tax rate for first half of 2015 was 0.3% compared to 0.6% in 2014.

Pro Forma Results of Operations

We have provided below certain supplemental pro forma information for the three and six months ended June 30, 2015. The pro forma information gives effect to the 68.42% noncontrolling interest in Sunoco LLC. Pursuant to our 31.58% ownership interest in Sunoco LLC, the Sunoco LP pro forma information reflects only that equity interest in Sunoco LLC.

Management believes the pro forma presentation is useful to investors because it provides investors comparable operating data to support our Adjusted EBITDA and distributable cash flow attributable to partners.

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Pro Forma
	(unaudited)
	(in thousands except gross profit per gallon)

Gross profit
Retail gross profit	$20,880		$42,077
Wholesale gross profit	77,761		132,598
Total fuel gross profit	$98,641		$174,675

Operating data
Motor fuel gallons sold:
Retail	71,079		138,913
Wholesale	559,787		1,120,581
Wholesale contract affiliated	408,072		797,651
Total fuel gallons	1,038,938		2,057,145

Motor fuel gross profit (cents per gallon) (1):
Retail	27.4	¢	29.6	¢
Wholesale	8.2	¢	7.6	¢
Wholesale contract affiliated	3.3	¢	3.2	¢

Volume-weighted average for all gallons	7.6	¢	7.4	¢

(1)

Excludes impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA. For the three months ended June 30, 2015 the retail and wholesale pro forma inventory fair value adjustments were $1.4 million and $18.7 million, respectively. For the six months ended June 30, 2015 the retail and wholesale pro forma inventory fair value adjustments were $1.0 million and $22.1 million, respectively.

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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended March 31, 2015 may also significantly impact our liquidity.

We had $67.2 million and $62.8 million of cash and cash equivalents on hand as of December 31, 2014 and June 30, 2015 respectively, all of which were unrestricted.

Cash Flows Provided by Operations. Cash flows provided by operations are our main source of liquidity.  Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent.  Net cash provided by operations was $11.8 million and $125.2 million for the first six months of 2014 and 2015, respectively.  The growth in cash flows from operations is primarily attributable to the acquisitions of MACS and Aloha in 2014, along with continuing growth in the underlying business. Cash flows also fluctuate with increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.

Cash Flows Used in Investing Activities. Net cash used in investing activities was $939.1 million for the six months ended June 30, 2015, compared to $41.7 million for the six month period ended June 30, 2014. Capital expenditures, including purchase of intangibles, were $67.6 million and $151.3 million for the six months ended June 30, 2014 and 2015, respectively. Included in our capital expenditures for the six months ended June 30, 2015, was $13.5 million in maintenance capital and $87.2 million in growth capital, of which $57.9 million relates to the purchase and leaseback transactions with Susser and $29.3 million relates to purchased dealer locations and other growth capital projects, including new dealer supply contracts.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities was $809.5 million for the six month period ended June 30, 2015 compared to $28.5 million in the prior year. During the six months ended June 30, 2015 we: (i) repaid approximately $3.7 million related to long term borrowings; (ii) borrowed $248.6 million and repaid $207.3 million under our revolving credit agreement to fund daily operations; (iii) paid $46.5 million in distributions to our unitholders; (iv) paid $179.2 million in distributions to ETP; and (v) completed the offering of $800.0 million in Senior Notes due 2023.

We intend to pay a cash distribution to the holders of our common, subordinated units and Class A on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates, Class A unitholders receive distributions of Available Cash (as defined in our Partnership Agreement) that excludes Available Cash attributable to PropCo. Class B unitholders do not receive distributions. There is no guarantee that we will pay a distribution on our units. On August 4, 2015, we declared a quarterly distribution totaling $28.7 million, or $0.6934 per unit based on the results for the three months ended June 30, 2015, excluding distributions to Class A unitholders. The distribution will be paid on August 28, 2015 to unitholders of record on August 18, 2015.

Capital Expenditures

We currently expect capital spending for the full year 2015, excluding acquisitions but including the additional capital spending related to our 31.58% equity interest in Sunoco LLC, and ownership interest in Susser effective with the respective dates of acquisition to be within the following ranges (in millions):

	Low	High
Maintenance	$40	$50
Growth	220	270
Total projected capital	$260	$320

On a 100% consolidated basis, our maintenance capital ranges would range from $50 to $60 million and our growth capital would range from $240 to $290 million. The above growth capital spending estimate includes the 35 to 40 new Stripes convenience stores that are planned to be built in 2015.

Contractual Obligations and Commitments

Contractual Obligations.  We have contractual obligations which are required to be settled in cash.  As of June 30, 2015, we have $724.7 million borrowed on the 2014 Revolver compared to $683.4 million borrowed at December 31, 2014. The 2014 Revolver matures in September 2019. Further, as of June 30, 2015, we had $800.0 million outstanding in our Senior Notes due 2023. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 2,275 positions, representing 95.6 million gallons, outstanding at June 30, 2015 with a negative fair value of $0.3 million.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of June 30, 2015:

	Owned	Leased
Wholesale dealer and consignment sites	412	202
Susser Stripes® locations	80	—
Company-operated convenience stores	68	89
Total	560	291

Quarterly Results of Operations (unaudited)

The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.  The following table sets forth certain unaudited financial and operating data for each of the last six quarters (in thousands).

	2014				2015
	1st QTR	2nd QTR	3rd QTR (1) (2)	4th QTR (2)	1st QTR (2)	2nd QTR
	Predecessor			Successor
Motor fuel sales	$1,210,656	$1,370,124	$2,529,742	$4,497,376	$3,446,301	$4,117,352
Merchandise sales	—	—	12,998	39,277	47,519	56,973
Rental and other income	5,931	5,901	14,123	26,427	30,091	31,660
Total revenue	1,216,587	1,376,025	2,556,863	4,563,080	3,523,911	4,205,985

Motor fuel gross profit	17,210	17,067	49,618	29,827	120,520	190,863
Merchandise gross profit	—	—	3,242	10,213	12,694	14,760
Other gross profit	4,910	5,136	13,263	25,431	28,851	31,150
Total gross profit	22,120	22,203	66,123	65,471	162,065	236,773

Income from operations	11,641	11,489	21,255	(51,712)	50,395	115,793

Net income attributable to limited partners	$10,132	$9,595	$6,905	$30,111	$17,072	$34,867

Net income per limited partner unit:
Common (basic and diluted)	$0.46	$0.43	$0.04	$0.83	$0.44	$0.87
Common - diluted	$0.46	$0.43	$0.04	$0.83	$0.44	$0.87
Subordinated (basic and diluted)	$0.46	$0.43	$0.04	$0.83	$0.44	$0.87

Fuel gallons	433,391	461,791	934,811	1,911,341	1,909,432	1,921,753

(1)

The third quarter of 2014 includes Successor results of operations for the period September 1, 2014 through September 30, 2014 following the ETP Merger.  Also included are results of operations for MACS for the period September 1, 2014 through September 30, 2014, due to it being accounted for as a transaction of entities under common control.

(2)

The third and fourth quarters of 2014 and the first quarter of 2015 includes results of operations for Sunoco LLC beginning on September 1, 2014, due to it being accounted for as a transaction of entities under common control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a revolving credit facility and debt related to our consolidated VIE which bears interest at variable rates.  We had outstanding borrowings on the 2014 Revolver of $724.7 million and $39.17 million of variable interest VIE debt as of June 30, 2015. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2015, would be to change interest expense by approximately $7.64 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and
•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt.  We had no interest rate swaps in effect during the first six months of 2014 or 2015.

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

SPOC also periodically purchases motor fuel in bulk and holds in inventory. SPOC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. These fuel hedging positions have not historically been material to our operations. Starting in the fourth quarter of 2014, with the acquisition of Aloha, we have terminals on all four major Hawaiian islands which hold purchased fuel until it is delivered to customers (typically over a two to three week period).  Commodity price risk relating to this inventory is not currently hedged. This terminal inventory balance was $15.2 million at June 30, 2015.

There is some additional commodity risk associated with our April 1, 2015 acquisition of a 31.58% ownership interest in Sunoco, LLC.  Sunoco, LLC holds working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks in storage.   While in storage, volatility and declines in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel.   However, Sunoco, LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management.  The derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies. Sunoco, LLC’s policy is generally to purchase only products for which it has a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco, LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2014 fiscal year, Sunoco LLC maintained an average 10 day working inventory. While all of these derivative instruments represent economic hedges, these derivatives are not designated as hedges for accounting purposes.

On a 100% consolidated basis, the Partnership had 2,275 positions, representing 95.6 million gallons, outstanding at June 30, 2015 with a negative fair value of $0.3 million.

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

On April 1, 2015, we completed the acquisition of Sunoco LLC.   We have begun the evaluation of the internal control structure of this entity, and we expect that evaluation to continue during the remainder of 2015. In recording this acquisition, we followed our normal accounting procedures and internal controls. Management also reviewed the operations of Sunoco LLC from the date of acquisition that are included in our results of operations for the six months ended June 30, 2015. None of the changes resulting from the Sunoco LLC acquisition were in response to any identified deficiency or weakness in our internal control over financial reporting other than changes resulting from this acquisition.

There have been no changes in our internal controls, other than those resulting from the Sunoco LLC acquisition, over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, and in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and on Form 10-Q for the quarter ended March 31, 2015, as well as the section within this report entitled "Forward-Looking Statements" under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described therein are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

In connection with the acquisition of 31.58% of the issued and outstanding membership interests in Sunoco LLC on April 1, 2015, we added or amended and restated various risk factors. These can be found in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. In connection with the acquisition of 100% of the issued and outstanding shares of capital stock of Susser on July 31, 2015, we are adding the following risk factors:

Following the completion of our Susser Acquisition, our retail business has increased significantly and we are exposed to the risks associated with that business. In particular, our financial condition and results of operations now have increased exposure to changes in the prices of motor fuel, which may adversely impact our margins, our customers’ financial condition and the availability of trade credit.

Our operating results are influenced by prices for motor fuel, pricing volatility and the market for such products. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and petroleum costs. Significant increases and volatility in petroleum costs could impact consumer demand for motor fuel and convenience store merchandise. This volatility makes it difficult to predict what impact future petroleum costs fluctuations may have on our operating results and financial condition. The Susser Acquisition, together with our recent MACS Acquisition and Aloha Acquisition, has significantly increased our retail business and our exposure to such volatility. We are also subject to dealer tank wagon pricing structures at certain locations, which further exposes us to volatility in our margins. A significant change in pricing volatility could materially impact both wholesale and retail fuel margins, the volume of motor fuel we distribute or sell at retail, and overall customer traffic, each of which in turn could have a material adverse effect on our business and results of operations.

Each of our credit agreement governing our revolving credit facility and the indentures governing the 2020 Notes and 2023 Notes has substantial restrictions and financial covenants that may restrict our business and financing activities.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations. The operating and financial restrictions and covenants in our credit agreement, the indentures governing the 2020 Notes and 2023 Notes and any future financing agreements may restrict our ability to finance future operations or capital needs and to engage in or expand our business activities.

For example, each of our credit agreement and the indentures governing the 2020 Notes and 2023 Notes restrict our ability to, among other things:

•	incur certain additional indebtedness;
•	incur, permit, or assume certain liens to exist on our properties or assets;

•	make certain investments or enter into certain restrictive material contracts; and
•	merge or dispose of all or substantially all of our assets.

In addition, our credit agreement contains covenants requiring us to maintain certain financial ratios.

Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If we violate any provisions of our credit agreement or the indentures governing the 2020 Notes or 2023 Notes that are not cured or waived within the appropriate time period provided therein, a significant portion of our indebtedness may become immediately due and payable and the commitment of our revolving credit facility lenders to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 6, 2015	By	/s/ Clare McGrory
Clare McGrory
Executive Vice President, Chief Financial Officer and Treasurer (On behalf of the registrant, and in her capacity as principal financial officer)

	By	/s/ Leta McKinley
Leta McKinley
Vice President and Controller
(In her capacity as principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Sunoco LP, dated July 31, 2015 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on August 6, 2015).

4.1

Indenture, dated as of July 20, 2015, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the registrant on July 21, 2015).

4.2

Registration Rights Agreement, dated as of July 20, 2015, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by the registrant on July 21, 2015).

10.1

Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed by the registrant on July 15, 2015)

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