Form 10-Q
period 2015-09-30
Sunoco LP
filed 2015-11-06
CIK 1552275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

The registrant had 52,373,639 common units and 10,939,436 subordinated units and 11,018,744 Class A units outstanding at November 2, 2015.

SUNOCO LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUNOCO LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except units)

(unaudited)

	December 31, 2014	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$125,426	$47,773
Advances from affiliates	396,376	242,639
Accounts receivable, net	257,065	317,840
Receivables from affiliates (MACS: $3,484 at December 31, 2014 and $5,549 at September 30, 2015)	4,941	25,222
Inventories, net	440,294	350,613
Other current assets	72,557	65,782
Total current assets	1,296,659	1,049,869
Property and equipment, net (MACS: $45,340 at December 31, 2014 and $44,161 at September 30, 2015)	2,081,126	2,298,004
Other assets:
Goodwill	1,854,436	1,799,044
Intangible assets, net	893,455	980,591
Other noncurrent assets (MACS: $3,665 at December 31, 2014 and September 30, 2015)	35,568	52,085
Total assets	$6,161,244	$6,179,593
Liabilities and equity
Current liabilities:
Accounts payable (MACS: $6 at December 31, 2014 and September 30, 2015)	$383,496	$439,158
Accounts payable to affiliates	56,969	35,449
Accrued expenses and other current liabilities (MACS: $484 at December 31, 2014 and September 30, 2015)	291,047	253,777
Current maturities of long-term debt (MACS: $8,422 at December 31, 2014 and $8,393 at September 30, 2015)	13,772	13,762
Total current liabilities	745,284	742,146
Revolving line of credit	683,378	875,000
Long-term debt (MACS: $48,029 at December 31, 2014 and $46,400 at September 30, 2015)	408,826	1,568,447
Deferred income tax liability	391,332	419,303
Other noncurrent liabilities (MACS: $1,190 at December 31, 2014 and September 30, 2015)	89,268	95,552
Total liabilities	2,318,088	3,700,448
Commitments and contingencies (Note 13)
Partners' capital:
Limited partner interest:
Common unitholders - public (20,036,329 units issued and outstanding at December 31, 2014 and 25,536,329 at September 30, 2015)	874,688	1,092,954
Common unitholders - affiliated (4,062,848 units issued and outstanding at December 31, 2014 and 26,837,310 at September 30, 2015)	27,459	1,267,056
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding at December 31, 2014 and September 30, 2015)	—	74,991
Class A unitholders - held by subsidiary (no units issued or outstanding at December 31, 2014 and 11,018,744 at September 30, 2015)	—	—
Total partners' capital	902,147	2,435,001
Predecessor equity	2,946,653	—
Noncontrolling interest	(5,644)	44,144
Total equity	3,843,156	2,479,145
Total liabilities and equity	$6,161,244	$6,179,593

Parenthetical amounts represent assets and liabilities attributable to consolidated variable interest entities of Mid-Atlantic Convenience Stores, LLC (MACS) as of December 31, 2014 and September 30, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except unit and per unit amounts)

(unaudited)

	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Three Months Ended September 30, 2015
	Predecessor	Successor
Revenues
Retail motor fuel sales	$—	$350,689	$854,140
Wholesale motor fuel sales to third parties	323,281	1,021,267	2,664,186
Wholesale motor fuel sales to affiliates	571,755	271,726	500,362
Merchandise sales	—	115,070	429,891
Rental income	3,424	2,531	18,411
Other	1,117	9,300	20,327
Total revenues	899,577	1,770,583	4,487,317
Cost of sales
Retail motor fuel cost of sales	—	326,538	740,632
Wholesale motor fuel cost of sales	882,666	1,300,425	3,076,942
Merchandise cost of sales	—	78,091	287,364
Other	553	426	1,232
Total cost of sales	883,219	1,705,480	4,106,170
Gross profit	16,358	65,103	381,147
Operating expenses
General and administrative	6,833	10,844	42,752
Other operating	1,169	55,025	183,623
Rent	196	5,048	23,586
Loss (gain) on disposal of assets	(3)	(34)	696
Depreciation, amortization and accretion	3,798	13,309	45,601
Total operating expenses	11,993	84,192	296,258
Income from operations	4,365	(19,089)	84,889
Interest expense, net	(1,491)	(3,371)	(28,517)
Income before income taxes	2,874	(22,460)	56,372
Income tax expense	(91)	(980)	(28,972)
Net income (loss) and comprehensive income (loss)	2,783	(23,440)	27,400
Less: Net loss and comprehensive loss attributable to noncontrolling interest	—	—	(12,142)
Less: Preacquisition income (loss) allocated to general partner	—	(21,684)	11,998
Net income (loss) and comprehensive income (loss) attributable to partners	$2,783	$(1,756)	$27,544
Net income (loss) per limited partner unit:
Common (basic and diluted)	$0.13	$(0.09)	$0.30
Subordinated (basic and diluted)	$0.13	$(0.09)	$0.52
Weighted average limited partner units outstanding:
Common units - public	10,957,974	10,974,491	24,340,677
Common units - affiliated	79,308	79,308	19,431,349
Subordinated units - affiliated	10,939,436	10,939,436	10,939,436
Cash distribution per unit	$—	$0.5457	$0.7454

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except unit and per unit amounts)

(unaudited)

	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor
Revenues
Retail motor fuel sales	$—	$350,689	$2,538,495
Wholesale motor fuel sales to third parties	1,275,422	1,021,267	8,021,741
Wholesale motor fuel sales to affiliates	2,200,394	271,726	1,391,145
Merchandise sales	—	115,070	1,195,306
Rental income	11,690	2,531	54,202
Other	4,683	9,300	59,834
Total revenues	3,492,189	1,770,583	13,260,723
Cost of sales
Retail motor fuel cost of sales	—	326,538	2,281,887
Wholesale motor fuel cost of sales	3,429,169	1,300,425	9,048,913
Merchandise cost of sales	—	78,091	801,231
Other	2,339	426	3,744
Total cost of sales	3,431,508	1,705,480	12,135,775
Gross profit	60,681	65,103	1,124,948
Operating expenses
General and administrative	17,075	10,844	131,175
Other operating	4,964	55,025	504,813
Rent	729	5,048	70,097
Loss (gain) on disposal of assets	(39)	(34)	1,531
Depreciation, amortization and accretion	10,457	13,309	144,128
Total operating expenses	33,186	84,192	851,744
Income from operations	27,495	(19,089)	273,204
Interest expense, net	(4,767)	(3,371)	(57,692)
Income before income taxes	22,728	(22,460)	215,512
Income tax expense	(218)	(980)	(43,657)
Net income (loss) and comprehensive income (loss)	22,510	(23,440)	171,855
Less: Net income and comprehensive income attributable to noncontrolling interest	—	—	49,788
Less: Preacquisition income (loss) allocated to general partner	—	(21,684)	64,789
Net income (loss) and comprehensive income (loss) attributable to partners	$22,510	$(1,756)	$57,278
Net income (loss) per limited partner unit:
Common (basic and diluted)	$1.02	$(0.09)	$0.96
Subordinated (basic and diluted)	$1.02	$(0.09)	$1.21
Weighted average limited partner units outstanding:
Common units - public	10,944,309	10,974,491	21,486,879
Common units - affiliated	79,308	79,308	9,507,137
Subordinated units - affiliated	10,939,436	10,939,436	10,939,436
Cash distribution per unit	$1.0218	$0.5457	$2.0838

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

(in thousands)

(unaudited)

	Partnership
	Common Units-Public	Common Units- Affiliated	Subordinated Units- Affiliated	Predecessor Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$874,688	$27,459	$—	$2,946,653	$(5,644)	$3,843,156
Contribution of Sunoco LLC from ETP	—	—	—	(775,000)	—	(775,000)
Contribution of Susser from ETP Holdco and HHI	—	—	—	(966,855)	—	(966,855)
Contribution of assets between entities under common control above historic cost	—	1,348	81,357	(1,090,405)	—	(1,007,700)
Cancellation of promissory note with ETP	—	255,000	—	—	—	255,000
Cash distribution to ETP	—	(25,000)	—	(179,182)	—	(204,182)
Cash distribution to unitholders	(42,669)	(14,543)	(7,585)	—	—	(64,797)
Equity issued to ETP	—	1,007,699	—	—	—	1,007,699
Public equity offering, net	213,213	—	—	—	—	213,213
Unit-based compensation	3,181	1,279	297	—	—	4,757
Other	(5)	2,004	—	—	—	1,999
Partnership net income	44,546	11,810	922	64,789	49,788	171,855
Balance at September 30, 2015	$1,092,954	$1,267,056	$74,991	$—	$44,144	$2,479,145

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor
Cash flows from operating activities:
Net income	$22,510	$(23,440)	$171,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	10,457	13,309	144,128
Amortization of deferred financing fees	313	1,606	2,291
Loss (gain) on disposal of assets	(39)	(34)	1,531
Non-cash unit based compensation	4,692	2,503	3,529
Deferred income tax	(15)	—	2,042
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,939)	80,911	(60,775)
Accounts receivable from affiliates	(22,812)	(5,496)	(18,273)
Inventories	(10,557)	34,241	88,903
Other assets	(938)	83,862	6,775
Accounts payable	30,838	(186,588)	66,430
Accounts payable to affiliates	—	(21,249)	(21,634)
Accrued liabilities	1,713	38,386	(37,546)
Other noncurrent liabilities	1,139	(7,507)	(13,317)
Net cash provided by operating activities	33,362	10,504	335,939
Cash flows from investing activities:
Capital expenditures	(89,330)	(20,123)	(257,729)
Purchase of intangible assets	(3,660)	(19,925)	(63,277)
Acquisition of Sunoco LLC, net of cash acquired	—	—	(775,000)
Acquisition of Susser, net of cash acquired	—	—	(966,855)
Other acquisitions	—	—	(59,193)
Redemption of marketable securities	25,952	—	—
Proceeds from disposal of property and equipment	—	53	4,419
Net cash used in investing activities	(67,038)	(39,995)	(2,117,635)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	—	—	1,400,000
Payments on long-term debt	(25,880)	(30,837)	(240,388)
Revolver, borrowings	554,771	110,800	959,668
Revolver, repayments	(466,391)	(85,390)	(513,046)
Advances from affiliates	—	53,125	153,737
Proceeds from equity issued, net	—	—	213,213
Distributions to Parent	(16,669)	—	(204,182)
Distributions to Unitholders	(16,485)	—	(64,852)
Other	(125)	—	(107)
Net cash provided by financing activities	29,221	47,698	1,704,043
Net increase (decrease) in cash	(4,455)	18,207	(77,653)
Cash and cash equivalents at beginning of period	8,150	127,400	125,426
Cash and cash equivalents at end of period	$3,695	$145,607	$47,773

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Principles of Consolidation

The Partnership was formed in June 2012 by Susser Holdings Corporation ("Susser") and its wholly owned subsidiary, Sunoco GP LLC (formerly known as Susser Petroleum Partners GP LLC), our general partner (“General Partner”). On September 25, 2012, we completed our initial public offering (“IPO”) of 10,925,000 common units representing limited partner interests.

On April 27, 2014, Susser entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP would acquire the outstanding common shares of Susser ("ETP Merger"). The ETP Merger was completed on August 29, 2014. By acquiring Susser, ETP acquired 100% of the non-economic general partner interest and incentive distribution rights in us, which have subsequently been distributed to Energy Transfer Equity, L.P. (“ETE”), and directly and indirectly acquired approximately 11.0 million of our common and subordinated units (representing approximately 50.1% of our then outstanding units). Unvested phantom units that were outstanding on April 27, 2014 vested upon completion of the ETP Merger. See Note 3 for further information.

Effective October 27, 2014, Susser Petroleum Partners LP (NYSE: SUSP) changed its name to Sunoco LP (“SUN”, NYSE: SUN). These changes align the Partnership's legal and marketing name with that of ETP's iconic brand, Sunoco. As used in this document, the terms "Partnership", "SUN", "we", "us" or "our", should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.

The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, our majority-owned subsidiaries, and variable interest entities (“VIE”s) in which we are the primary beneficiary. We distribute motor fuels across more than 30 states throughout the East Coast and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Starting in fiscal 2014, we are also an operator of convenience retail stores in Virginia, Maryland, Tennessee, Georgia, and Hawaii. As a result of our July 31, 2015 acquisition of Susser from ETP, we are also an operator of convenience retail stores in Texas, Oklahoma, and New Mexico. Our recent acquisitions are intended to complement and expand our wholesale distribution business and diversify both geographically and through retail operations.

On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco, LLC (“Sunoco LLC”). Because we have a controlling financial interest in Sunoco LLC, our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we do not own is presented as noncontrolling interest in our consolidated financial statements.

Results of operations for the Mid-Atlantic Convenience Stores, LLC ("MACS"), Sunoco LLC, and Susser acquisitions, deemed transactions between entities under common control, have been included in our consolidated results of operations since September 1, 2014, the date of common control. See Note 3 for further information.

Prior to September 2014, we operated our business as one segment, which was primarily engaged in wholesale fuel distribution. With the addition of convenience store operations we have added a retail operating segment. Our primary operations are conducted by the following consolidated subsidiaries:

•

Susser Petroleum Operating Company LLC ("SPOC"), a Delaware limited liability company, distributes motor fuel to Susser’s retail and consignment locations, as well as third party customers in Texas, New Mexico, Oklahoma and Louisiana.

•

T&C Wholesale LLC and Susser Energy Services LLC, both Texas limited liability companies, distribute motor fuels, propane and lubricating oils, primarily in Texas, Oklahoma, New Mexico and Kansas. On April 1, 2015, T&C Wholesale merged into Susser Energy Services and Susser Energy Services changed its name to Sunoco Energy Services LLC.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.
•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel, primarily in Virginia, Maryland, Tennessee, and Georgia.
•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores, primarily in Virginia, Maryland, Tennessee, and Georgia.
•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, distributes motor fuel and owns and operates convenience stores on the Hawaiian Islands.

•

Sunoco LLC, a Delaware limited liability company formed on June 1, 2014, in which we own a 31.58% membership interest, primarily distributes motor fuels across more than 26 states throughout the East Coast and Southeast regions of the United States.

•	Susser, a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes branded convenience stores and transports motor fuel under GoPetro Transport LLC.

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

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

Significant Accounting Policies

Cash and Cash Equivalents. Sunoco LLC has a treasury services agreement with an indirect wholly-owned subsidiary of ETP, Sunoco, Inc. Pursuant to this agreement, Sunoco LLC participates in Sunoco, Inc.’s centralized cash management program. Under this program, all cash receipts and cash disbursements are processed, together with those of Sunoco, Inc., through Sunoco, Inc.’s cash accounts with a corresponding credit or charge to the advances to/from affiliates account. This cash management policy differs from our remaining cash policies, which are unchanged from December 31, 2014. The net balance of Sunoco LLC is reflected in Advances from affiliates on the consolidated balance sheets.

Segment Reporting. Beginning with the acquisition of MACS in 2014, we operate our business in two primary segments, both of which are included as reportable segments. Our retail segment operates convenience stores selling a variety of merchandise, food items, services and motor fuel. Our wholesale segment sells motor fuel to our retail segment and external customers. Beginning in the first quarter of 2015, we allocated the revenue and costs previously reported in "All Other" to each segment based on the way our Chief Operating Decision Maker ("CODM") measures segment performance (see Note 18).

As of September 30, 2015, there were no other changes in significant accounting policies from those described in the December 31, 2014 audited consolidated financial statements.

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

FASB ASU No. 2015-14. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date," which amends the effective date of ASU No. 2014-09. The updates clarify the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 amends the effective date to financial statements issued with fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2015-14 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are continuing to evaluate the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.

FASB ASU No. 2015-15. In August 2015, the FASB issued ASU No. 2015-15 "Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)." As the guidance in Update 2015-03 (discussed above) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, Update 2015-15 clarifies that such debt issuance costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in this Update are effective for financial statements issued with fiscal years beginning after December 15, 2015, including interim periods within that reporting period. The ASU requires retrospective application. We do not anticipate that the adoption of this ASU will have a material impact on the presentation of our financial statements.

FASB ASU No. 2015-16. In August 2015, the FASB issued ASU No. 2015-16 "Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments." This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Finally, this update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update are effective for financial statements issued with fiscal years beginning after December 15, 2015, including interim periods within that reporting period. We do not anticipate that the adoption of this ASU will have a material impact on the presentation of our financial statements.

3.	Mergers and Acquisitions

ETP Merger

As a result of the ETP Merger, we became a consolidated entity of ETP and applied “push down” accounting that required our assets and liabilities to be adjusted to fair value as of August 29, 2014, the date of the merger. Due to the application of "push down" accounting, our consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented. The periods prior to the ETP Merger are identified as “Predecessor” and the period after the ETP Merger is identified as “Successor”. For accounting purposes, management has designated the ETP Merger date as August 31, 2014, as the operating results and change in financial position for the intervening period is not material.

Management, with the assistance of a third party valuation firm, has determined the fair value of our assets and liabilities as of August 31, 2014. We determined the value of goodwill by giving consideration to the following qualitative factors:

•	synergies created from a reduction in workforce;
•	synergies created through increased fuel purchasing advantages, merchandising and improved “buying power” reflecting economies of scale; and
•

the consideration of the highest and best use of the assets through discussion among the management group, the qualitative characteristics of the assets acquired, observations from past transactions within the industry regarding the use of assets subsequent to the respective acquisitions, and senior management’s future plans for the assets acquired and the related forecasts.

Our identifiable intangible assets consist primarily of dealer relationships, the fair value of which were determined by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions. The amount of goodwill recorded represents the excess of our enterprise value over the fair value of our assets and liabilities. In connection with the finalization of the ETP Merger valuation, an adjustment of $15.1 million was made to reduce the amounts of goodwill and deferred tax liability, and increase property and equipment.

The following table summarizes the final "push down" accounting allocation to our assets and liabilities as of the date presented (in thousands):

August 31, 2014
Current assets	$171,434
Property and equipment	274,510
Goodwill	574,876
Intangible assets	70,473
Other noncurrent assets	811
Current liabilities	(150,657)
Other noncurrent liabilities	(245,663)
Net assets	$695,784

Acquisitions

MACS Acquisition

On October 1, 2014, we acquired 100% of the membership interests of MACS from ETP for a total consideration of approximately $768.0 million, subject to certain working capital adjustments. The consideration paid consisted of 3,983,540 newly issued Partnership common units and $566.0 million in cash. We initially financed the cash portion of the MACS acquisition by utilizing availability under the 2014 Revolver (as defined below). A portion of the 2014 Revolver borrowing was repaid during the fourth quarter of 2014, using cash from proceeds of an equity offering. MACS has been determined to be the primary beneficiary of certain variable interest entities, and therefore the Partnership consolidates these variable interest entities.

The assets owned by MACS include approximately 100 company-operated retail convenience stores and 200 dealer-operated and consignment sites that were previously acquired by ETP. The combined portfolio includes locations in Virginia, Maryland, Tennessee and Georgia. This was the first transaction completed in a series of previously announced drop-down plans by which ETP intends to transfer its retail and fuel distribution businesses to the Partnership. The acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized the acquired assets and assumed liabilities at their respective carrying values and no additional goodwill was created. The Partnership's results of operations include MACS' results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of MACS from August 31, 2014.

The following table summarizes the preliminary recording of the assets and liabilities at their respective carrying values as of the date presented, including initial tax accounting related to the transaction (in thousands):

August 31, 2014
Current assets	$96,749
Property and equipment	463,772
Goodwill	118,610
Intangible assets	90,676
Other noncurrent assets	48,913
Current liabilities	(45,151)
Other noncurrent liabilities	(186,661)
Net assets	586,908
Net deemed contribution	(21,095)
Cash acquired	(60,798)
Total cash consideration, net of cash acquired	$505,015

Goodwill acquired in connection with the MACS acquisition is deductible for tax purposes.

Aloha Acquisition

On December 16, 2014, we completed the acquisition of 100% of the stock of Aloha, the largest independent gasoline marketer and one of the largest convenience store operators in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands. Aloha currently markets through approximately 100 Aloha, Shell, and Mahalo branded fuel stations throughout the state, about half of which are company operated. The adjusted purchase price for Aloha was approximately $267.0 million in cash, subject to a post-closing earn-out we have estimated at $18.3 million, and certain post-closing adjustments, and before transaction costs and other expenses totaling $2.8 million. As of December 31, 2014, we have recorded on our consolidated balance sheet under other non-current liabilities the $18.3 million contingent consideration, which we based on the internal evaluation of the earnings level that Aloha is expected to achieve during the earnout period of December 16, 2014 through December 31, 2022. Approximately $14.1 million of the cash consideration was placed in an escrow account to satisfy indemnification obligations of the seller and certain environmental claims, pursuant to the terms of the purchase agreement.

Management, with the assistance of a third party valuation firm, preliminarily determined the fair value of the assets and liabilities at the date of acquisition. We determined the value of goodwill by giving consideration to the following qualitative factors:

•	synergies created through increased fuel purchasing advantages, merchandising and improved “buying power” reflecting economies of scale;
•	strategic advantages of Aloha due to its particular assets;
•	Aloha’s history;
•	the nature of Aloha’s products and services and its competitive position in the marketplaces; and
•	Aloha’s competitors in the geographically isolated market.

The value of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. As a result, material adjustments to this preliminary allocation may occur in the future. An adjustment of $49.1 million was made to reduce the amount of goodwill related to the Aloha acquisition and increase tangible and intangible assets offset by an increase in deferred tax liability. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation.

The following table summarizes the preliminary allocation of the assets and liabilities as of the date presented (in thousands):

December 16, 2014
Current assets	$67,012
Property and equipment	127,833
Goodwill	105,698
Intangible assets	74,706
Other noncurrent assets	732
Current liabilities	(20,127)
Other noncurrent liabilities	(70,465)
Total consideration	285,389
Cash acquired	(30,597)
Contingent consideration	(18,300)
Total cash consideration, net of cash acquired and contingent consideration	$236,492

The Aloha acquisition was a stock purchase transaction. It is being treated as such for tax purposes and any resulting goodwill is not deductible for tax purposes.

Sunoco LLC Acquisition

On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco LLC from ETP Retail Holdings, LLC (“ETP Retail”), an indirect wholly-owned subsidiary of ETP, for total consideration of approximately $775.0 million in cash (the “Cash Consideration”) and $40.8 million in common units representing limited partner interests of the Partnership, based on the five day volume weighted average price of the Partnership’s common units as of March 20, 2015. The Cash Consideration was financed through issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance”) of 6.375% Senior Notes due 2023 on April 1, 2015. The common units issued to ETP Retail were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Sunoco LLC Contribution Agreement, ETP guaranteed all of the obligations of ETP Retail.

We have a controlling financial interest in Sunoco LLC as a result of our 50.1% voting interest, therefore our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we do not own is presented as noncontrolling interest in our consolidated financial statements.

The acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no goodwill created. The Partnership’s results of operations include Sunoco LLC’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Sunoco LLC from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $2.4 billion of Sunoco LLC revenues and $24.5 million of net income for the three months ended March 31, 2015 as well as $1.1 billion of Sunoco LLC revenues and $28.8 million of net loss for the one month ended September 30, 2014. Preacquisition equity of Sunoco LLC is presented as predecessor equity in our consolidated financial statements.

The following table summarizes the preliminary recording of the assets and liabilities at their respective carrying values as of the date presented, (in thousands):

August 31, 2014
Current assets	$1,140,109
Property and equipment	384,100
Intangible assets	182,477
Other noncurrent assets	2,238
Current liabilities	(641,400)
Other noncurrent liabilities	(7,293)
Net assets	1,060,231
Net deemed contribution	(285,231)
Cash acquired	(44)
Total cash consideration, net of cash acquired	$774,956

Susser Acquisition

On July 31, 2015, we acquired 100% of Susser from Heritage Holdings, Inc., a wholly owned subsidiary of ETP (“HHI”) and ETP Holdco Corporation, a wholly owned subsidiary of ETP (“ETP Holdco” and together with HHI, the “Contributors” and each, a “Contributor”), for total consideration of approximately $966.9 million in cash (the “Cash Consideration”), subject to certain post-closing working capital adjustments, and issued to the Contributors 21,978,980 Class B Units representing limited partner interests of the Partnership (“Class B Units”). The Class B Units were identical to the common units in all respects, except such Class B Units were not entitled to distributions payable with respect to the second quarter of 2015. The Class B Units converted, on a one-for-one basis, into common units on August 19, 2015.

Pursuant to the terms of the Susser Contribution Agreement, (i) Susser caused its wholly owned subsidiary to exchange its 79,308 common units for 79,308 Class A Units representing limited partner interests in the Partnership (“Class A Units”) and (ii) the 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A Units. The Class A Units are entitled to receive distributions on a pro rata basis with the common units, except that the Class A Units (a) do not share in distributions of cash to the extent such cash is derived from or attributable to any distribution received by the Partnership from PropCo, the Partnership’s indirect wholly owned subsidiary, the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries and (b) are subordinated to the common units during the subordination period for the subordinated units and are not entitled to receive any distributions until holders of the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters.

Furthermore, the Class A Units (a) do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, (b) are not convertible into common units or any other unit of the Partnership and (c) are not allocated any items of income, gain, loss, deduction or credit attributable to the Partnership’s ownership of, or sale or other disposition of, the membership interests of PropCo, or the Partnership’s ownership of any indebtedness of PropCo or any of its subsidiaries. Distributions made to holders of Class A Units are disregarded for purposes of determining distributions on the Partnership’s incentive distribution rights.

In addition, the Partnership issued 79,308 common units and 10,939,436 subordinated units to the Contributors (together with the Class B Units, the “Unit Consideration”) to restore the economic benefit of the common units and subordinated units held by wholly owned subsidiaries of Susser that were exchanged or converted, as applicable, into Class A Units. The Unit Consideration was issued and sold to the Contributors in private transactions exempt from registration under Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Susser Contribution Agreement, ETP guaranteed all then existing obligations of the Contributors.

The acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no additional goodwill created. The Partnership’s results of operations include Susser’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Susser from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $2.6 billion of Susser revenues and $18.1 million of net income for the period from January 1, 2015 through July 31, 2015 as well as $169.3 million of Susser revenues and $1.0 million of net income for the one month ended September 30, 2014. Preacquisition equity of Susser is presented as predecessor equity in our consolidated financial statements.

The following table summarizes the preliminary recording of the assets and liabilities at their respective carrying values as of the date presented, (in thousands):

August 31, 2014
Current assets	$153,443
Property and equipment	983,900
Goodwill	976,631
Intangible assets	541,054
Other noncurrent assets	38,216
Current liabilities	(246,009)
Other noncurrent liabilities	(842,310)
Net assets	1,604,926
Net deemed contribution	(574,269)
Cash acquired	(63,801)
Total cash consideration, net of cash acquired	$966,855

Other Acquisitions

On August 10, 2015, we acquired 27 convenience stores in the Upper Rio Grande Valley from Aziz Convenience Stores, L.L.C. for $41.6 million. The Partnership allocated the total purchase consideration to the assets acquired based on their preliminary estimate of their respective fair values at the purchase date. The acquisition increased goodwill by $4.3 million.

4.	Variable Interest Entities

MACS entered into agreements with entities controlled by the Uphoff Unitholders (members of MACS Holdings, LLC, owner of MACS prior to the acquisition by ETP) to lease the property, buildings and improvements of 37 sites that are now operated by the Partnership. Under the terms of the agreement, the Partnership has the right to purchase the underlying assets of 33 of these leases, by paying the associated mortgage debt of up to $54.3 million, and by paying $21.2 million less certain amounts denoted as accrued excess rent. Creditors under the agreements do not have recourse to the Partnership's assets in the event of default on the VIE long-term debt (see Note 11). Because of the variable interest purchase option described above, as well as the terms of the leases, the Partnership is determined to be the primary beneficiary of these variable interest entities, and therefore we have consolidated these entities. In determining whether the Partnership is the primary beneficiary, we took into consideration the following:

•	Identified the significant activities and the parties that have the power to direct them;
•	Reviewed the governing board composition and participation ratio;
•	Determining the equity, profit and loss ratio;
•	Determining the management-sharing ratio;
•	Reviewed employment terms; and
•	Reviewed the funding and operating agreements.

The assets and liabilities of the VIEs are presented in the parenthetical amounts on our Consolidated Balance Sheets.

5.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consist of the following (in thousands):

	December 31, 2014	September 30, 2015
Accounts receivable, trade	$193,199	$223,156
Credit card receivables	37,277	50,282
Vendor receivables for rebates, branding, and other	16,536	16,380
Other receivables	14,033	32,068
Allowance for doubtful accounts	(3,980)	(4,046)
Accounts receivable, net	$257,065	$317,840

6.	Inventories

Due to changes in fuel prices, we recorded a $205.3 million and a $34.3 million write-down of the value of fuel inventory at December 2014 and September 2015, respectively. Allowances are immaterial for separate disclosure and are included within the “Other” line item.

Inventories consist of the following (in thousands):

	December 31, 2014	September 30, 2015
Fuel-retail	$31,934	$33,249
Fuel-other wholesale	302,675	215,666
Fuel-consignment	7,337	3,767
Merchandise	83,790	81,954
Equipment and maintenance spare parts	11,210	12,738
Other	3,348	3,239
Inventories, net	$440,294	$350,613

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2014	September 30, 2015
Land	$667,323	$756,030
Buildings and leasehold improvements	866,062	957,927
Equipment	541,397	708,255
Construction in progress	96,020	53,278
Total property and equipment	2,170,802	2,475,490
Less: accumulated depreciation	(89,676)	(177,486)
Property and equipment, net	$2,081,126	$2,298,004

8.	Assets Held for Sale

Assets held for sale are currently under contract for sale and are expected to close within one year. The disposition of assets held for sale during the three and nine month periods ended September 30, 2014 and September 30, 2015 resulted in an immaterial gain or loss. These are included in gain/loss on disposal of assets in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2014 and September 30, 2015, we had assets held for sale of $1.1 million and $1.9 million, respectively. These are included in other noncurrent assets on the Consolidated Balance Sheet.

9.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At

December 31, 2014 and September 30, 2015, we had $1.9 billion and $1.8 billion of goodwill, respectively, recorded in conjunction with past business combinations. The 2014 impairment analysis indicated no impairment in goodwill. During 2015, we continued our evaluation of the Aloha purchase accounting with the assistance of a third party valuation firm. An adjustment related to the Aloha acquisition of $49.1 million was made to reduce goodwill and increase tangible and intangible assets, offset by an increase in deferred tax liability. See Note 3 for the preliminary estimated fair values of Aloha's assets and liabilities as of the date of acquisition.

In connection with the finalization of the ETP Merger valuation, an adjustment of $15.1 million was made to reduce goodwill and deferred tax liability, and increase property and equipment.

As of September 30, 2015, we evaluated potential impairment indicators. We believe no impairment occurred during the third quarter of 2015, and we believe the assumptions used in the analysis performed in 2014 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the period from January 1, 2015 through September 30, 2015.

The Partnership has indefinite-lived intangible assets recorded that are not amortized. These indefinite-lived assets consist of tradenames, franchise rights, contractual rights, and liquor licenses. Tradenames, franchise rights, and liquor licenses relate to our retail segment while contractual rights relate to our wholesale segment.

In accordance with ASC 350 “Intangibles-Goodwill and Other,” the Partnership has finite-lived intangible assets recorded that are amortized. The definite-lived assets consist of supply agreements, customer relations, favorable leasehold arrangements, non-competes, and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Customer relations and supply agreements are amortized over a period of approximately five to 20 years. Favorable leasehold arrangements are amortized over an average period of approximately 15 years. Non-competition agreements are amortized over the terms of the respective agreements. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

Prior to December 31, 2014, our Stripes and Laredo Taco Company tradenames were amortized over 30 years. As of January 1, 2015, management deemed the Stripes and Laredo Taco Company tradenames to be finite-lived assets and ceased amortization, retrospectively applying the indefinite lived designation beginning on September 1, 2014.

We evaluate the estimated benefit periods and recoverability of other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds estimated fair value.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill (in thousands):

	December 31, 2014			September 30, 2015
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite-lived
Tradenames	$498,937	$6,508	$492,429	$493,058	$6,508	$486,550
Franchise rights	329	—	329	—	—	—
Contractual rights	—	—	—	24,000	—	24,000
Liquor licenses	16,000	—	16,000	16,000	—	16,000
Finite-lived
Customer relations including supply agreements	447,821	98,602	349,219	535,405	134,504	400,901
Favorable leasehold arrangements, net	25,530	1,158	24,372	25,794	1,412	24,382
Loan origination costs	7,611	381	7,230	28,068	1,691	26,377
Other intangibles	4,604	728	3,876	3,675	1,294	2,381
Intangible assets, net	$1,000,832	$107,377	$893,455	$1,126,000	$145,409	$980,591

10.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2014	September 30, 2015
Wage and other employee-related accrued expenses	$29,002	$22,485
Franchise agreement termination accrual	4,579	4,478
Accrued tax expense	142,772	142,690
Accrued insurance and environmental	14,332	24,632
Accrued interest expense	1,583	33,684
Deposits and other	98,779	25,808
Total	$291,047	$253,777

11.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2014	September 30, 2015
Sale leaseback financing obligation	$126,643	$123,093
Senior term loan on Uphoff properties ("VIE Debt", see Note 4)	56,452	54,793
2014 Revolver, bearing interest at Prime or LIBOR plus an applicable margin	683,378	875,000
6.375% Senior Notes Due 2023	—	800,000
5.500% Senior Notes Due 2020	—	600,000
Notes payable, bearing interest at 6% and 4% at Sunoco LP	3,552	3,532
Capital lease obligations	494	344
Note payable, bearing interest at 7% at Susser	457	446
Promissory note with ETP at Susser	235,000	—
Total debt	1,105,976	2,457,208
Less: current maturities	13,772	13,762
Long-term debt, net of current maturities	$1,092,204	$2,443,446

5.500% Senior Notes Due 2020

On July 20, 2015, we and our wholly owned subsidiary, SUN Finance (together with the Partnership, the “2020 Issuers”), completed a private offering of $600.0 million 5.500% senior notes due 2020 (the “2020 Senior Notes”). The terms of the 2020 Senior Notes are governed by an indenture dated July 20, 2015 (the “2020 Indenture”), among the 2020 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2020 Guarantors”) and U.S. Bank National Association, as trustee (the “2020 Trustee”). The 2020 Senior Notes will mature on August 1, 2020 and interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2016. The 2020 Senior Notes are senior obligations of the 2020 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries. The 2020 Senior Notes and guarantees are unsecured and rank equally with all of the 2020 Issuers’ and each 2020 Guarantor’s existing and future senior obligations. The 2020 Senior Notes are senior in right of payment to any of the 2020 Issuers’ and each 2020 Guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Notes and guarantees. The 2020 Senior Notes and guarantees are effectively subordinated to the 2020 Issuers’ and each 2020 Guarantor’s secured obligations, including obligations under the Partnership’s revolving credit facility, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2020 Senior Notes.

Net proceeds of $592.5 million were used to fund a portion of the cash consideration for the Susser acquisition.

6.375% Senior Notes Due 2023

On April 1, 2015, we and our wholly owned subsidiary, SUN Finance (together with the Partnership, the “2023 Issuers”), completed a private offering of $800.0 million 6.375% senior notes due 2023 (the “2023 Senior Notes”). The terms of the 2023 Senior Notes are governed by an indenture dated April 1, 2015 (the “2023 Indenture”), among the 2023 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2023 Guarantors”) and U.S. Bank National Association, as trustee (the “2023 Trustee”). The 2023 Senior Notes will mature on April 1, 2023 and interest is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2015. The 2023 Senior Notes are senior obligations of the 2023 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries. The 2023 Senior Notes and guarantees are unsecured and rank equally with all of the 2023 Issuers’ and each 2023 Guarantor’s existing and future senior obligations. The 2023 Senior Notes are senior in right of payment to any of the 2023 Issuers’ and each 2023 Guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2023 Senior Notes and guarantees. The 2023 Senior Notes and guarantees are effectively subordinated to the 2023 Issuers’ and each 2023 Guarantor’s secured obligations, including obligations under the Partnership’s revolving credit facility, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2023 Senior Notes. ETP Retail provided a guarantee of collection to the 2023 Issuers with respect to the payment of the principal amount of the 2023 Senior Notes. ETP Retail is not subject to any of the covenants under the 2023 Indenture.

Net proceeds of $786.5 million were used to fund the cash consideration for our Sunoco LLC acquisition and repay borrowings under our 2014 Revolver (as defined below).

Revolving Credit Agreement

On September 25, 2014, we entered into a new $1.25 billion revolving credit facility (the “2014 Revolver”) with a syndicate of banks expiring September 25, 2019 (which date may be extended in accordance with the terms of the 2014 Revolver). The 2014 Revolver includes an accordion feature providing flexibility to increase the facility by an additional $250 million, subject to certain conditions. Borrowings under the 2014 Revolver were used to repay and cancel the $400 million revolving credit facility (the “2012 Revolver”) entered into in connection with the IPO. Effective April 8, 2015, in connection with the Sunoco LLC acquisition, we entered into a Specified Acquisition Period (as defined in the 2014 Revolver) in which our leverage ratio compliance requirements were adjusted upward. Such Specified Acquisition Period ended on August 19, 2015 and concurrently in connection with the Susser acquisition, we entered into a new Specified Acquisition Period.

On April 10, 2015, the Partnership entered into a First Amendment to Credit Agreement and Increase Agreement (the “First Amendment”) with the lenders party thereto and Bank of America, N.A. in its capacity as administrative agent and collateral agent, pursuant to which the lenders thereto severally agreed to (i) provide $250 million in aggregate incremental commitments under the Partnership’s 2014 Revolver and (ii) make certain amendments to the 2014 Revolver as described in the First Amendment. After giving effect to the First Amendment, the 2014 Revolver permits the Partnership to borrow up to $1.5 billion on a revolving credit basis.

As of September 30, 2015, the balance on the 2014 Revolver was $875.0 million, and $11.8 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at September 30, 2015 was $613.2 million. The Partnership was in compliance with all financial covenants at September 30, 2015.

Guaranty by Susser of 2014 Revolver

Susser entered into a Guaranty of Collection (the “Guaranty”) in connection with a Term Loan and the 2012 Revolver, which was transferred to the 2014 Revolver. Pursuant to the Guaranty, Susser guaranteed the collection of the principal amount outstanding under the 2014 Revolver. Susser’s obligation under the Guaranty was limited to $180.7 million. Susser was not required to make payments under the Guaranty unless and until (a) the Partnership failed to make a payment on the 2014 Revolver, (b) the obligations under such facilities were accelerated, (c) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, were exhausted and (d) the applicable lenders failed to collect the full amount owing on such facilities. In addition, Susser entered into a Reimbursement Agreement with PropCo, whereby Susser was obligated to reimburse PropCo for any amounts paid by PropCo under the Guaranty of the 2014 Revolver executed by our subsidiaries. Susser’s exposure under this reimbursement agreement was limited, when aggregated with its obligation under the Guaranty, to $180.7 million. Subsequent to the closing of the Susser acquisition, Susser and its material subsidiaries (as defined by the 2014 Revolver) were joined to the 2014 Revolver as subsidiary guarantors and Susser was released from the Guaranty.

Variable Interest Entity Debt

Our consolidated VIEs (resulting from the MACS acquisition) have a senior term loan (“VIE Debt”), collateralized by certain real and personal properties of the consolidated variable interest entities. The VIE Debt bears interest at LIBOR plus 3.75%, with a floor of 4.5%. As of September 30, 2015, the interest rate was 4.5% and the balance outstanding was $33.0 million. The VIE Debt principal and interest is repayable in equal monthly installments over a 20 year period and includes the right to prepay all outstanding principal at any time, with a penalty of up to 3.0% depending on the date of repayment.

The remaining VIE debt of approximately $21.8 million consists of loans collateralized by equipment and property. The average stated interest rate for these loans was approximately 5.4% as of September 30, 2015. The majority of the debt requires monthly principal and interest payments with maturities through 2034.

Sale Leaseback Financing Obligation

On April 4, 2013, MACS completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As MACS did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of September 30, 2015 was $123.1 million.

Promissory Note with ETP

On August 29, 2014, in connection with the merger with ETP, Susser entered into a promissory note with HHI, providing Susser with a line of credit of up to $350 million, maturing on December 31, 2017. Initial borrowings under the promissory note were used to repay the 2013 Susser Revolver and to fund miscellaneous closing costs associated with the merger with ETP. Borrowings under the promissory note accrued interest at a rate equal to the three month London interbank offer rate plus 1.5%. Susser paid interest on the unpaid principal balance on the first business day of each month. The promissory note was canceled in connection with the closing of the Susser acquisition by SUN with a balance of $255.0 million. As of September 30 2015, there were no amounts due and outstanding under the promissory note.

Other Debt

In July 2010 we entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. The balance outstanding at December 31, 2014 and September 30, 2015 was $1.1 million and $1.0 million, respectively. The mortgage note bears interest at a fixed rate of 6.0%.

In September 2013, we assumed a $3.0 million term loan as part of the acquisition of Gainesville Fuel, Inc. The balance outstanding at December 31, 2014 and September 30, 2015 was $2.5 million. The term loan bears interest at a fixed rate of 4.0%.

In December 2011, Susser entered into a promissory note for an aggregate initial principal amount of $0.5 million. The balance outstanding at December 31, 2014 and September 30, 2015 was $0.5 million. The promissory note bears interest at a fixed rate of 7%.

The estimated fair value of long-term debt is calculated using Level 3 inputs (See Note 12). The fair value of debt as of September 30, 2015, is estimated to be approximately $2.4 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

Capital Lease Obligations

Our capital lease obligations relate to vehicles and office equipment. The total cost of assets under capital leases was $1.1 million with accumulated depreciation of $1.0 million at each December 31, 2014 and September 30, 2015.

12.	Fair Value Measurements

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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading, or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. There were none outstanding as of December 31, 2014 nor September 30, 2015.

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

The components of net rent expense are as follows (in thousands):

	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Three Months Ended September 30, 2015	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor		Predecessor	Successor
Cash rent:
Store base rent	$147	$5,060	$20,394	$562	$5,060	$60,843
Equipment and other rent (1)	47	95	3,017	155	95	9,238
Total cash rent	194	5,155	23,411	717	5,155	70,081
Non-cash rent:
Straight-line rent	2	78	175	12	78	16
Amortization of deferred gain	—	(185)	—	—	(185)	—
Net rent expense	$196	$5,048	$23,586	$729	$5,048	$70,097

(1)	Equipment rent consists primarily of store equipment and vehicles.

14.	Interest Expense and Interest Income

The components of net interest expense are as follows (in thousands):

	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Three Months Ended September 30, 2015	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor		Predecessor	Successor
Interest expense (1)	$1,420	$1,783	$27,918	$4,516	$1,783	$57,501
Amortization of loan costs	87	1,606	1,089	313	1,606	2,291
Interest income	(16)	(18)	(490)	(62)	(18)	(2,100)
Interest expense, net	$1,491	$3,371	$28,517	$4,767	$3,371	$57,692

(1)	Interest expense related to the VIEs is approximately $0.8 million, $2.3 million, and $7.0 million for the one month ended September 2014 and the three and nine months ended September 30, 2015.

15.	Income Tax

As a partnership, we are generally not subject to state and federal income tax. Our taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations and Comprehensive Income, is generally includable in the federal and state income tax returns of each unitholder.

As a publicly traded partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, all of our activity would be taxed as a corporation for federal and state income tax purposes. For the year ended December 31, 2014 and the three and nine months ended September 30, 2015, our qualifying income met the statutory requirements.

To meet the statutory requirements for qualifying income, we conduct certain activities that do not produce qualifying income through corporate subsidiaries. Historically, our effective tax rate differed from the statutory rate primarily due to partnership earnings that are not subject to U.S. federal and most state income taxes at the partnership level. The completion of the MACS, Aloha, Sunoco LLC, and Susser acquisitions (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations for the three and nine months ended September 30, 2014 and 2015 is as follows (in thousands, except for tax rate percentages):

	July 1, 2014 through August 31, 2014		September 1, 2014 through September 30, 2014		Three Months Ended September 30, 2015
	Predecessor		Successor
Tax at statutory federal rate	$1,006	35.0%	$(7,861)	35.0%	$19,730	35.0%
Partnership earnings not subject to tax	(993)	(34.6)%	9,291	(41.4)%	(6,820)	(12.1)%
Other	—	0.0%	(452)	2.0%	2,101	3.7%
State and local tax, net of federal benefit	78	2.7%	2	0.0%	13,961	24.8%
Net income tax expense	$91	3.1%	$980	(4.4)%	$28,972	51.4%

	January 1, 2014 through August 31, 2014		September 1, 2014 through September 30, 2014		Nine Months Ended September 30, 2015
	Predecessor		Successor
Tax at statutory federal rate	$7,956	35.0%	$(7,861)	35.0%	$75,429	35.0%
Partnership earnings not subject to tax	(7,978)	(35.1)%	9,291	(41.4)%	(47,422)	(22.0)%
Other	—	0.0%	(452)	2.0%	1,465	0.7%
State and local tax, net of federal benefit	240	1.1%	2	0.0%	14,185	6.6%
Net income tax expense	$218	1.0%	$980	(4.4)%	$43,657	20.3%

The increase in the effective tax rate for the three and nine months ended September 30, 2015 was primarily due to an increase in corporate subsidiary earnings subject to tax and statutory rate changes as a result of the Susser acquisition.

16.	Partners’ Capital

As of September 30, 2015, ETP or its subsidiaries owned 26,837,310 common units and 10,939,436 subordinated units, which together constitute a 50.8% ownership interest in us. As of September 30, 2015, our fully consolidating subsidiaries owned 11,018,744 Class A units and the public owned 25,536,329 common units.

Allocations of Net Income

Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to ETE.

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Attributable to Common Units

	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Three Months Ended September 30, 2015	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor		Predecessor	Successor
Distributions (a)	$—	$9,447	$39,039	$11,297	$9,447	$76,172
Distributions in excess of income	1,398	(10,457)	(24,035)	(29)	(10,457)	(44,349)
Limited partners' interest in net income	$1,398	$(1,010)	$15,004	$11,268	$(1,010)	$31,823

Attributable to Subordinated Units

	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Three Months Ended September 30, 2015	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor		Predecessor	Successor
Distributions (a)	$—	$9,349	$8,154	$11,207	$9,349	$22,796
Distributions in excess of income	1,385	(10,350)	(4,404)	(29)	(10,350)	(11,564)
Limited partners' interest in net income	$1,385	$(1,001)	$3,750	$11,178	$(1,001)	$11,232

(a) Distributions declared per unit to unitholders as of record date	$—	$0.5457	$0.7454	$1.0218	$0.5457	$2.0838

For the periods presented prior to July 31, 2015, our subordinate units were held by Susser.  Beginning on July 31, 2015, in connection with the closing of the Susser Acquisition, the outstanding units held by Susser were converted into Class A units and 10,939,436 new subordinate units were issued to ETP.

Class A Units

Pursuant to the terms of the Susser Contribution Agreement, (i) 79,308 common units held by a wholly owned subsidiary of Susser were exchanged for 79,308 Class A Units and (ii) 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A units.

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

Furthermore, the Class A Units (a) do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, (b) are not convertible into common units or any other unit of the Partnership and (c) are not allocated any items of income, gain, loss, deduction or credit attributable to the Partnership’s ownership of, or sale or other disposition of, the membership interests of PropCo, or the Partnership’s ownership of any indebtedness of PropCo or any of its subsidiaries. Distributions made to holders of Class A Units are disregarded for purposes of determining distributions on the Partnership’s incentive distribution rights.

Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the three months ended September 30, 2015, Class A distributions declared totaled $3.6 million, or $0.3279 per unit.

Incentive Distribution Rights

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and the holder of our incentive distribution rights (“IDR”s) based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount”. The percentage interests shown for our unitholders and our IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume that there are no arrearages on common units. In July 2015, ETP announced the exchange of 21.0 million common ETP units, owned by ETE, the owner of ETP’s general partner interest, for 100% of the general partner interest and all of the IDRs of Sunoco LP. ETP had previously owned our IDRs since September 2014, prior to that date the IDRs were owned by Susser.

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

The following table summarizes the cash distributions paid or declared during 2015.

Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
		( in thousands)
November 27, 2015	$0.7454	$47,194	$8,441
August 28, 2015	$0.6934	$28,661	$3,362
May 29, 2015	$0.6450	$23,113	$1,449
February 27, 2015	$0.6000	$21,023	$891

17.	Unit-Based Compensation

Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income is as follows (in thousands):

	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Three Months Ended September 30, 2015	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor		Predecessor	Successor
Phantom common units (1)	$372	$1,893	$1,781	$604	$1,893	$3,416
Allocated expense from Parent (2)	2,836	610	113	4,088	610	113
Total equity-based compensation expense	$3,208	$2,503	$1,894	$4,692	$2,503	$3,529

(1)	Excludes unit-based compensation expense related to units issued to non-employees.
(2)	Reflects expenses allocated to us by Susser prior to the ETP Merger and expenses allocated to us by ETP subsequent to the closing of the ETP Merger.

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

Subsequent to the ETP Merger, phantom units were issued which also have the right to receive distributions prior to vesting. During the nine months ended September 30, 2015, 287,749 phantom units were issued. The units vest 60% after three years and 40% after five years. The fair value of these units is the market prices of our common units on the grant date, and is being amortized over the five-year vesting period using the straight-line method. Total unrecognized compensation cost related to our nonvested phantom units totaled $18.3 million as of September 30, 2015, which is expected to be recognized over a weighted average period of 3.04 years. The fair value of nonvested service phantom units outstanding as of September 30, 2015 totaled $22.6 million.

A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014 (Predecessor)	36,963	$21.66
Granted	6,354	33.24
Vested	(40,317)	23.72
Forfeited	(3,000)	18.42
Nonvested at August 31, 2014 (Predecessor)	—	—
Granted	241,235	45.50
Nonvested at December 31, 2014 (Successor)	241,235	45.50
Granted	287,749	49.68
Forfeited	(60,846)	39.23
Nonvested at September 30, 2015 (Successor)	468,138	48.25

Cash Awards

In January 2015, the Partnership granted 30,710 awards that are settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. An additional 1,000 awards were granted in September 2015. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Total unrecognized compensation cost related to our nonvested cash awards totaled $1.0 million as of September 30, 2015, which is expected to be recognized over a weighted average period of 2.2 years. The fair value of nonvested cash awards outstanding as of September 30, 2015 totaled $1.6 million.

18.	Segment Reporting

Segment information is prepared on the same basis that our CODM reviews financial information for operational decision-making purposes. Beginning in September 2014, with the acquisition of MACS, we began operating our business in two primary operating segments, wholesale and retail, both of which are included as reportable segments. As a result, the Predecessor periods operated as one segment, wholesale, and the Successor period operated with our wholesale and retail segments. No operating segments have been aggregated in identifying the two reportable segments.

During the first quarter of 2015, we elected to begin allocating the revenue and costs previously reported in “All Other” to each segment based on the way our CODM measures segment performance. Partnership overhead costs, interest and other expenses not directly attributable to a reportable segment are allocated based on segment EBITDA.

Wholesale Segment

Our wholesale segment purchases fuel from a number of refiners and supplies it to our retail segment, to our affiliate Sunoco, Inc., to independently-operated dealer stations under long-term supply agreements and to other end users of motor fuel. Also included in the wholesale segment are motor fuel sales to consignment locations. We distribute motor fuels across more than 30 states throughout the East Coast and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from the wholesale segment to our retail segment are delivered at cost plus a profit margin. These amounts are reflected in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our wholesale segment is rental income from properties that we lease or sub-lease.

Retail Segment

Our retail segment, inclusive of the recently acquired Susser assets, operates branded retail convenience stores in Texas, New Mexico, Oklahoma, Virginia, Maryland, Tennessee, Georgia, and Hawaii, offering motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, ATM, money orders, prepaid phone cards, wireless services and movie rentals.

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

The following tables present financial information by segment for the one month ended September 30, 2014 and each of the three and nine months ended September 30, 2015:

Segment Financial Data for the One Month Ended September 30, 2014

(in thousands)

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
Revenue
Retail motor fuel sales	$—	$350,689		$350,689
Wholesale motor fuel sales to third parties	1,021,267	—		1,021,267
Wholesale motor fuel sales to affiliates	271,726	—		271,726
Merchandise sales	—	115,070		115,070
Rental income	2,286	245		2,531
Other income	3,908	5,392		9,300
Intersegment sales	5,994	—	(5,994)	—
Total revenue	1,305,181	471,396	(5,994)	1,770,583
Gross profit
Retail motor fuel	—	24,151		24,151
Wholesale motor fuel	(7,432)	—		(7,432)
Merchandise	—	36,979		36,979
Rental and other	5,769	5,636		11,405
Total gross profit	(1,663)	66,766		65,103
Total operating expenses	24,699	59,493		84,192
Income from operations	(26,362)	7,273		(19,089)
Interest expense, net	(974)	(2,397)		(3,371)
Income before income taxes	(27,336)	4,876		(22,460)
Income tax expense	(971)	(9)		(980)
Net income and comprehensive income	$(28,307)	$4,867		$(23,440)
Depreciation, amortization and accretion	5,258	8,051		13,309
Interest expense, net	974	2,397		3,371
Income tax expense	971	9		980
EBITDA	(21,104)	15,324		(5,780)
Non-cash compensation expense	422	2,081		2,503
Loss (gain) on disposal of assets	(89)	55		(34)
Unrealized loss on commodity derivatives	358	—		358
Inventory fair value adjustments	47,535	893		48,428
Adjusted EBITDA	$27,122	$18,353		$45,475
Capital expenditures	$16,093	$4,030		$20,123
Total assets	$2,393,498	$3,449,629		$5,843,127

Segment Financial Data for the Three Months Ended September 30, 2015

(in thousands)

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
Revenue
Retail motor fuel sales	$—	$854,140		$854,140
Wholesale motor fuel sales to third parties	2,664,186	—		2,664,186
Wholesale motor fuel sales to affiliates	500,362	—		500,362
Merchandise sales	—	429,891		429,891
Rental income	11,332	7,079		18,411
Other income	12,054	8,273		20,327
Intersegment sales	101,960	—	(101,960)	—
Total revenue	3,289,894	1,299,383	(101,960)	4,487,317
Gross profit
Retail motor fuel	—	113,508		113,508
Wholesale motor fuel	87,606	—		87,606
Merchandise	—	142,527		142,527
Rental and other	27,787	9,719		37,506
Total gross profit	115,393	265,754		381,147
Total operating expenses	90,169	206,089		296,258
Income from operations	25,224	59,665		84,889
Interest expense, net	(12,338)	(16,179)		(28,517)
Income before income taxes	12,886	43,486		56,372
Income tax expense	(39)	(28,933)		(28,972)
Net income and comprehensive income	$12,847	$14,553		$27,400
Depreciation, amortization and accretion	13,571	32,030		45,601
Interest expense, net	12,338	16,179		28,517
Income tax expense	39	28,933		28,972
EBITDA	38,795	91,695		130,490
Non-cash compensation expense	1,398	496		1,894
Loss (gain) on disposal of assets	920	(224)		696
Unrealized loss on commodity derivatives	735	—		735
Inventory fair value adjustments	87,307	7,240		94,547
Adjusted EBITDA	$129,155	$99,207		$228,362
Capital expenditures	$7,127	$87,379		$94,506
Total assets	$2,178,807	$4,000,786		$6,179,593

Segment Financial Data for the Nine Months Ended September 30, 2015

(in thousands)

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
Revenue
Retail motor fuel sales	$—	$2,538,495		$2,538,495
Wholesale motor fuel sales to third parties	8,021,741	—		8,021,741
Wholesale motor fuel sales to affiliates	1,391,145	—		1,391,145
Merchandise sales	—	1,195,306		1,195,306
Rental income	34,328	19,874		54,202
Other income	35,438	24,396		59,834
Intersegment sales	310,229	—	(310,229)	—
Total revenue	9,792,881	3,778,071	(310,229)	13,260,723
Gross profit
Retail motor fuel	—	256,608		256,608
Wholesale motor fuel	363,973	—		363,973
Merchandise	—	394,076		394,076
Rental and other	66,021	44,270		110,291
Total gross profit	429,994	694,954		1,124,948
Total operating expenses	249,060	602,684		851,744
Income from operations	180,934	92,270		273,204
Interest expense, net	(31,859)	(25,833)		(57,692)
Income before income taxes	149,075	66,437		215,512
Income tax expense	(898)	(42,759)		(43,657)
Net income and comprehensive income	$148,177	$23,678		$171,855
Depreciation, amortization and accretion	47,821	96,307		144,128
Interest expense, net	31,859	25,833		57,692
Income tax expense	898	42,759		43,657
EBITDA	228,755	188,577		417,332
Non-cash compensation expense	2,359	1,170		3,529
Loss on disposal of assets	1,069	462		1,531
Unrealized loss on commodity derivatives	2,927	—		2,927
Inventory fair value adjustments	32,201	2,080		34,281
Adjusted EBITDA	$267,311	$192,289		$459,600
Capital expenditures	$103,191	$154,538		$257,729
Total assets	$2,178,807	$4,000,786		$6,179,593

19.	Net Income per Unit

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

In addition to the common and subordinated units, we identify the IDRs as participating securities and use the two-class method when calculating net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows (in thousands, except units and per unit amounts):

	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Three Months Ended September 30, 2015
	Predecessor	Successor
Net income (loss) and comprehensive income (loss)	$2,783	$(23,440)	$27,400
Less: Net loss and comprehensive loss attributable to noncontrolling interest	—	—	(12,142)
Less: Preacquisition income (loss) allocated to general partner	—	(21,684)	11,998
Net income (loss) and comprehensive income (loss) attributable to partners	2,783	(1,756)	27,544
Less: Incentive distribution rights	—	255	8,441
Less: Distributions on nonvested phantom unit awards	—	—	349
Limited partners’ interest in net income (loss)	$2,783	$(2,011)	$18,754
Weighted average limited partner units outstanding:
Common - basic	11,037,282	11,053,799	43,772,026
Common - equivalents	18,702	—	116
Common - diluted	11,055,984	11,053,799	43,772,142
Subordinated - basic and diluted	10,939,436	10,939,436	10,939,436
Net income (loss) per limited partner unit:
Common - basic and diluted	$0.13	$(0.09)	$0.30
Subordinated - basic and diluted	$0.13	$(0.09)	$0.52

	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor
Net income (loss) and comprehensive income (loss)	$22,510	$(23,440)	$171,855
Less: Net income and comprehensive income attributable to noncontrolling interest	—	—	49,788
Less: Preacquisition income (loss) allocated to general partner	—	(21,684)	64,789
Net income (loss) and comprehensive income (loss) attributable to partners	22,510	(1,756)	57,278
Less: Incentive distribution rights	64	255	13,252
Less: Distributions on nonvested phantom unit awards	—	—	971
Limited partners’ interest in net income (loss)	$22,446	$(2,011)	$43,055
Weighted average limited partner units outstanding:
Common - basic	11,023,617	11,053,799	30,994,016
Common - equivalents	25,128	—	116
Common - diluted	11,048,745	11,053,799	30,994,132
Subordinated - basic and diluted	10,939,436	10,939,436	10,939,436
Net income (loss) per limited partner unit:
Common - basic and diluted	$1.02	$(0.09)	$0.96
Subordinated - basic and diluted	$1.02	$(0.09)	$1.21

20.	Related-Party Transactions
•

Through our ownership interest in Sunoco LLC, we are party to the following fee-based commercial agreements with various subsidiaries of ETP:Sunoco, Inc. Distribution Contract – a 10-year agreement under which Sunoco LLC is the exclusive wholesale distributor of motor fuel to Sunoco, Inc.’s existing convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin of four cents per gallon.

•

Philadelphia Energy Solutions Offtake Contract – A 1-year supply agreement with Philadelphia Energy Solutions LLC (“PES”). Sunoco, Inc. owns a 33% non-operating noncontrolling interest in PES. The terms of the supply agreement are generally the same terms that would be available to unrelated third parties.

•

Sunoco Logistics Partners L.P. Transportation and Terminalling Contracts – Sunoco LLC is party to various agreements with subsidiaries of Sunoco Logistics Partners L.P. for pipeline, terminalling and storage services. Sunoco LLC also has agreements for the purchase and sale of fuel. The terms of these agreements are generally the same terms that would be available to unrelated third parties.

We are party to the Susser Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel at cost (including tax and transportation costs), plus a fixed profit margin of three cents per gallon to Susser’s existing Stripes convenience stores and independently operated consignment locations.

Summary of Transactions

Related party transactions with affiliates for the three and nine month periods ended September 30, 2014 and 2015 are as follows (in thousands except store count data):

	July 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Three Months Ended September 30, 2015	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor		Predecessor	Successor
Motor fuel sales to affiliates (1)	$571,755	$271,726	$500,362	$2,200,394	$271,726	$1,391,145
Bulk fuel purchases from ETP	—	359,890	549,027	—	359,890	1,965,259
Allocated cost of employees	3,040	—	—	4,768	—	—

(1)

During the predecessor period, the majority of these sales were pursuant to the Susser Distribution Contract discussed above. During the successor period, the majority were pursuant to the Sunoco, Inc. Distribution Contract discussed above.

Additional significant affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income are as follows:

•	Net accounts receivable from affiliates were $4.9 million and $25.2 million at December 31, 2014 and September 30, 2015, respectively, which are primarily related to motor fuel purchases from us.
•	Net accounts payable to ETP was $57.0 million and $35.4 million as of December 31, 2014 and September 30, 2015, respectively, which are related to operational expenses and fuel pipeline purchases.
•

Net advances from affiliates was $396.4 million and $242.6 million as of December 31, 2014 and September 30, 2015, respectively, which are primarily related to the treasury services agreement between Sunoco LLC and Sunoco, Inc. which is in place for purposes of cash management.

21.	Subsequent Events

We have evaluated subsequent events through the date the financial statements were issued, and any material subsequent events that occurred through this date have been properly recognized or disclosed in our consolidated financial statements.

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

EBITDA, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote (7) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, and distributable cash flow in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•

Our ability to make, complete and integrate acquisitions from affiliates or third-parties, including the recent acquisitions of Susser Holdings Corporation (“Susser”), Sunoco, LLC (“Sunoco LLC”), Aloha Petroleum Ltd. (“Aloha”) and Mid-Atlantic Convenience Stores, LLC (“MACS”);

•	Business strategy and operations of Energy Transfer Partners, L.P. (“ETP”) and Energy Transfer Equity, L.P. (“ETE”) and ETP’s and ETE’s conflicts of interest with us;
•	Changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;
•	Our dependence on limited principal suppliers and our dependence on Sunoco, Inc. and certain customers for significant portions of our revenue;
•	Competition in the wholesale motor fuel distribution and convenience store industry;
•	Changing customer preferences for alternate fuel sources or improvement of fuel efficiency;
•	Environmental, tax and other federal, state and local laws and regulations;
•	The fact that we are not fully insured against all risks incident to our business;
•	Dangers inherent in the storage and transportation of motor fuel;
•	Our reliance on senior management, supplier trade credit and information technology; and
•

Our partnership structure, which may create conflicts of interest between us and Sunoco GP LLC, our general partner (“General Partner”), and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are a growth-oriented Delaware limited partnership formed by Susser and formerly known as Susser Petroleum Partners LP, or “SUSP”. On October 27, 2014, we changed our name from Susser Petroleum Partners LP to Sunoco LP (NYSE: SUN). We have historically engaged in wholesale distribution of motor fuels to Susser and third parties and, through several recent acquisitions, we have become engaged in the retail sale of motor fuel and the operation of convenience stores through subsidiaries that are classified as corporations for U.S. federal income tax purposes.

On August 29, 2014, Susser completed its merger with ETP and certain other related entities, under which ETP acquired the then outstanding common shares of Susser (“ETP Merger”). As of September 30, 2015, ETP owned 26,837,310 common units and 10,939,436 subordinated units (representing 50.8% of the Partnership’s outstanding units). As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership”, “SUN”, “we”, “us” or “our”, refer to Sunoco LP and its subsidiaries unless the context clearly indicates otherwise.

As a result of the ETP Merger, we applied “push down” accounting that required our assets and liabilities to be adjusted to fair value as of the date of the transaction. The periods prior to the ETP Merger are identified as “Predecessor” and the period after the ETP Merger is identified as “Successor”.

In the fourth quarter of 2014, we completed strategic acquisitions of businesses that operate complementary motor fuel distribution and convenience retail stores (see Note 3 to our Consolidated Financial Statements). On April 1, 2015 and July 31, 2015, we completed the acquisitions of a 31.58% membership interest in Sunoco LLC and 100% of the issued and outstanding shares of capital stock of Susser, respectively (see Recent Developments below for further discussion). We anticipate we will continue to expand and upgrade our operating portfolio through future drop-downs from ETP. Additionally, we anticipate we will continue to grow our gallons through organic growth activity. Susser opened 21 new retail sites during the nine months ended September 30, 2015, which is reflected in retail gallons for the period.

We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast and Southeast Regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii to:

•	customers through our 863 company operated convenience stores and fuel outlets, including 706 Stripes convenience stores;
•	438 Sunoco convenience stores and retail fuel outlets, pursuant to the Sunoco, Inc. Distribution Contract (supplied by Sunoco LLC);
•	146 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;
•

5,350 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers,” or “distributors” pursuant to long-term distribution agreements (including 4,644 Sunoco branded dealers and distributors supplied by Sunoco LLC on a consolidated basis); and

•

approximately 2,000 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers (including approximately 400 supplied by Sunoco LLC on a consolidated basis).

Through our ownership interest in Sunoco LLC we are the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of more than 5,000 Sunoco-branded third-party and affiliate operated locations throughout the southeast, mid-Atlantic and northeast regions of the United States. We have 136 company operated Sunoco branded locations in Texas. We believe we are one of the largest independent motor fuel distributors by gallons in Texas, and among the largest distributors of Valero and Chevron branded motor fuel in the United States. With the acquisition of MACS, we believe we are now one of the largest distributors of Exxon branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease.

As of September 30, 2015, our retail segment operated 863 convenience stores and fuel outlets. We sold 353.6 million and 1.1 billion retail gallons at these sites during the three and nine months ended September 30, 2015.

We operated 706 retail convenience stores and fuel outlets primarily under our proprietary Stripes convenience store brand at quarter-end, primarily in growing Texas markets. Stripes is a leading independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. We carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. We stock 2,500 to 3,500 merchandise units, on average, with each store offering a customized merchandise mix based on local customer demand and preferences. To further differentiate our merchandise offering, we developed numerous proprietary offerings and private label items unique to our stores. We implemented our proprietary in-house Laredo Taco Company restaurants in 419 Stripes convenience stores and intend to implement it in all newly constructed Stripes convenience stores. Additionally, we have 45 national branded restaurant offerings in our Stripes stores.

We operated 157 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuel and other services.

Our affiliate, Sunoco, Inc. operated 438 retail convenience stores and fuel outlets primarily under its proprietary iconic Sunoco fuel brand as of September 30, 2015. Our business is integral to the success of Sunoco, Inc.’s retail operations, and Sunoco, Inc. purchases substantially all of its motor fuel through the Sunoco, Inc. Distribution contract. For the three and nine months ended

September 30, 2015, we distributed 292.6 million and 837.2 million gallons of motor fuel to Sunoco, Inc. convenience stores and retail fuel outlets.

We also sell fuel directly to third party customers. For the three and nine months ended September 30, 2015, we distributed 1.3 billion and 3.9 billion gallons of motor fuel to third party customers. This includes 1.0 billion and 3.1 billion gallons, respectively, sold by Sunoco LLC on a consolidated basis.

Recent Developments

On April 1, 2015, we completed the previously announced acquisition contemplated by the contribution agreement dated as of March 23, 2015 (the “Sunoco LLC Contribution Agreement”) by and among the Partnership, Sunoco LLC, ETP Retail Holdings, LLC (“ETP Retail”) and ETP. Pursuant to the terms of the Sunoco LLC Contribution Agreement, the Partnership acquired from ETP Retail 31.58% of the issued and outstanding membership interests in Sunoco LLC, which were subsequently assigned by the Partnership to Susser Petroleum Operating Company LLC (“SPOC”). Subject to the terms and conditions of the Sunoco LLC Contribution Agreement, upon the closing of the Transaction the Partnership paid ETP Retail approximately $775.0 million in cash (the “Cash Consideration”) and issued to ETP Retail approximately $40.8 million of common units representing limited partner interests of the Partnership. The Cash Consideration was financed through the issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance”) of 6.375% Senior Notes due 2023 (the “2023 Senior Notes”) on April 1, 2015.

On July 31, 2015, we completed the previously announced acquisition contemplated by the contribution agreement dated as of July 14, 2015 (the “Susser Contribution Agreement”) with Susser, Heritage Holdings, Inc. (“HHI”), ETP Holdco Corporation (“ETP Holdco” and together with HHI, the “Contributors”), our General Partner, and ETP. Pursuant to the terms of the Susser Contribution Agreement, we agreed to acquire from the Contributors 100% of the issued and outstanding shares of capital stock of Susser for approximately $966.9 million in cash, subject to certain working capital adjustments, ("Cash Consideration") and issue to Contributors 21,978,980 Class B units representing limited partnership interests in the Partnership (“Class B Units”). The Class B Units were identical to the common units in all respects, except such Class B Units were not entitled to distributions payable with respect to the second quarter of 2015. The Class B Units converted, on a one-for-one basis, into common units on August 19, 2015. Pursuant to the terms of the Susser Contribution Agreement, (i) Susser caused its wholly owned subsidiary to exchange 79,308 common units for 79,308 Class A Units representing limited partner interests in the Partnership (“Class A Units”) and (ii) the 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A Units. In addition, we issued 79,308 common units and 10,939,436 subordinated units to the Contributors (together with the Class B Units, the “Unit Consideration”) to restore the economic benefit of the common units and subordinated units held by Susser that were exchanged or converted, as applicable, into Class A Units. The Unit Consideration was issued and sold to the Contributors in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Cash Consideration was financed through the proceeds from the 2020 Notes Offering (as described below), and borrowings under our 2014 Revolver. Pursuant to the terms of the Susser Contribution Agreement, ETP has agreed to guarantee all the obligations of the Contributors under the Susser Contribution Agreement.

On July 14, 2015, ETP and its general partner, Energy Transfer Partners GP, L.P., entered into an exchange and repurchase agreement with Energy Transfer Equity, L.P. (“ETE”), pursuant to which, among other things, ETP agreed to distribute to ETE (i) 100% of the membership interests of our General Partner and (ii) all of our incentive distribution rights, which were then owned by ETP, and in exchange ETE agreed to transfer to ETP 21.0 million common units representing limited partner interests in ETP (the “Exchange Transaction”). The Exchange Transaction closed on August 21, 2015, following the record dates for the ETP and SUN quarterly cash distributions related to the second quarter of 2015. After giving effect to the Exchange Transaction, ETE owns 100% of our general partner interests and all of our incentive distribution rights.

On July 15, 2015, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as manager of the several underwriters named therein (collectively, the “Underwriters”), providing for the offer and sale by the Partnership, and purchase by the Underwriters, of 5,500,000 common units representing limited partner interests in the Partnership (the “Units”) at a price to the public of $40.10 per Unit (the “Firm Units”), being $38.897 per Unit to the Partnership, net of underwriting discounts and commissions (the “Equity Offering”). The Equity Offering was completed on July 21, 2015 and we received net proceeds of approximately $212.9 million. Pursuant to the Underwriting Agreement, the Partnership also granted to the Underwriters a 30-day option to purchase up to an additional 825,000 Units at the same price and otherwise on the same terms as the Firm Units. This option was not exercised.

On July 20, 2015, we and our wholly owned subsidiary, SUN Finance (together with the Partnership, the “2020 Issuers”), completed a private offering of $600.0 million 5.500% senior notes due 2020 (the “2020 Senior Notes”). The terms of the 2020 Senior Notes are governed by an indenture dated July 20, 2015 (the “2020 Indenture”), among the 2020 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2020 Guarantors”) and U.S. Bank National Association, as trustee (the “2020

Trustee”). The 2020 Senior Notes will mature on April 1, 2020 and interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2016. The 2020 Senior Notes are senior obligations of the 2020 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries. The 2020 Senior Notes and guarantees are unsecured and rank equally with all of the 2020 Issuers’ and each 2020 Guarantor’s existing and future senior obligations. The 2020 Senior Notes are senior in right of payment to any of the 2020 Issuers’ and each 2020 Guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Notes and guarantees. The 2020 Senior Notes and guarantees are effectively subordinated to the 2020 Issuers’ and each 2020 Guarantor’s secured obligations, including obligations under the Partnership’s revolving credit facility, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2020 Senior Notes. The net proceeds of $592.5 million were used to fund a portion of the Cash Consideration for the Susser acquisition.

On July 28, 2015, the United States Bankruptcy Court for the Southern District of Texas – McAllen Division approved the Purchase and Sale Agreement (“Agreement”) that Susser Petroleum Property Company LLC (“PropCo”) entered into with Aziz Convenience Stores, L.L.C. (“Aziz”) on April 30, 2015. Pursuant to the Agreement, PropCo purchased 27 Aziz convenience stores located in the Upper Rio Grande Valley in southern Texas for a purchase price of $41.6 million, subject to merchandise and inventory adjustments. The transaction closed on August 10, 2015.

On August 17, 2015, we entered into an agreement to purchase a wholesale motor fuel distribution business serving the Northeastern United States for approximately $57 million plus the value of inventory on hand at the time of closing. The transaction is expected to close in the fourth quarter, subject to customary closing conditions.

Key Operating Metrics

The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.

Beginning with the acquisition of MACS, we began operating our business in two primary operating segments, wholesale and retail, both of which are included as reportable segments. As a result, the three month period ended September 30, 2014 includes retail operations for the month of September 2014, only.

On April 1, 2015 we acquired a 31.58% membership interest in Sunoco LLC. Because we have a controlling financial interest in Sunoco LLC as a result of our 50.1% voting interest, our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we do not own is presented as noncontrolling interest in our consolidated financial statements.

Key operating metrics set forth below are presented for the period January 1, 2014 to August 31, 2014 prior to the ETP Merger (collectively the “Predecessor Period”). From September 1, 2014 to December 31, 2014, financial data is presented for the Partnership after the ETP Merger and under the application of “push down” accounting that required its assets and liabilities to be adjusted to fair value on August 31, 2014 (“Successor Period”). The following tables set forth key operating metrics as of and for the periods indicated and has been derived from our audited historical consolidated financial statements. For the three and nine months ended September 30, 2014, we have combined the Predecessor Period and the Successor Period and presented the unaudited financial data on a combined basis for comparative purposes. This combination does not comply with generally accepted accounting principles or the rules for unaudited pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our financial results. The impact from “push down” accounting related to the ETP Merger resulted in a $0.2 million increase in depreciation, amortization and accretion expense.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (in thousands, except for gross profit per gallon):

	Three Months ended September 30,
	2014			2015
	Wholesale (2)	Retail (2)	Total (1)	Wholesale	Retail	Total
	(Combined)
Revenues
Retail motor fuel sales	$—	$350,689	$350,689	$—	$854,140	$854,140
Wholesale motor fuel sales to third parties	1,344,548	—	1,344,548	2,664,186	—	2,664,186
Wholesale motor fuel sales to affiliates	843,481	—	843,481	500,362	—	500,362
Merchandise sales	—	115,070	115,070	—	429,891	429,891
Rental income	5,710	245	5,955	11,332	7,079	18,411
Other income	5,025	5,392	10,417	12,054	8,273	20,327
Total revenue	2,198,764	471,396	2,670,160	3,187,934	1,299,383	4,487,317
Gross profit
Retail motor fuel	—	24,151	24,151	—	113,508	113,508
Wholesale motor fuel	4,938	—	4,938	87,606	—	87,606
Merchandise	—	36,979	36,979	—	142,527	142,527
Rental and other	9,757	5,636	15,393	27,787	9,719	37,506
Total gross profit	$14,695	$66,766	$81,461	$115,393	$265,754	$381,147
Net income (loss) and comprehensive income (loss) attributable to partners (6)	$4,030	$(3,003)	$1,027	$21,398	$6,146	$27,544
Adjusted EBITDA attributable to partners (6) (7)	$24,542	$17,023	$41,565	$76,397	$95,271	$171,668
Distributable cash flow attributable to partners, as adjusted (6) (7)			$12,242			$112,378
Operating Data
Total motor fuel gallons sold:
Retail		107,352	107,352		353,641	353,641
Wholesale (3)	534,502		534,502	1,308,781		1,308,781
Wholesale contract affiliated (4)	290,912		290,912	286,215		286,215
Motor fuel gross profit (cents per gallon) (5):
Retail		23.3¢			34.1¢
Wholesale (3)	6.7¢			12.5¢
Wholesale contract affiliated (4)	3.3¢			4.0¢
Volume-weighted average for all gallons			7.6¢			15.2¢
Retail merchandise margin		32.1%			33.2%

(1)

Reflects combined results of the Predecessor period from July 1, 2014 through August 31, 2014, and the Successor period from September 1, 2014 to September 30, 2014. The impact in the Successor period from “push down” accounting related to the ETP Merger resulted in a $0.2 million increase in depreciation, amortization and accretion expense. See Note 3 in the accompanying Notes to Consolidated Financial Statements.

(2)	Reflects MACS and Sunoco LLC wholesale operations and MACS and Susser retail operations, beginning September 1, 2014.
(3)	Reflects all wholesale transactions excluding those pursuant to the Susser and Sunoco, Inc. Distribution Contracts.
(4)	Reflects transactions pursuant to the Susser Distribution Contract for July 1, 2014 through August 31, 2014 and the Sunoco, Inc. Distribution Contract at set margins as dictated by the agreements.
(5)	Excludes impact of inventory fair value adjustments consistent with our definition of Adjusted EBITDA.
(6)	Excludes the noncontrolling interest results of operations related to our consolidated variable interest entities (“VIE”s) and Sunoco LLC.
(7)

We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. Effective September 1, 2014, as a result of the ETP Merger and in an effort to conform the method by which we measure our business to that of ETP’s operations, we now define Adjusted EBITDA to also include adjustments for unrealized gains and losses on commodity derivatives and inventory fair value adjustments. We define distributable cash flow as Adjusted EBITDA less cash interest expense including the accrual of interest expense related to our 2020 and 2023 Senior Notes which is paid on a semi-

annual basis, current income tax expense, maintenance capital expenditures, and other non-cash adjustments. Further adjustments are made to distributable cash flow for certain transaction-related and non-recurring expenses that are included in net income are excluded.

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the three months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended September 30,
	2014			2015
	Wholesale (2)	Retail (2)	Total (1)	Wholesale	Retail	Total
	(Combined)
Net income (loss) and comprehensive income (loss)	$(25,524)	$4,867	$(20,657)	$12,847	$14,553	$27,400
Depreciation, amortization and accretion	9,056	8,051	17,107	13,571	32,030	45,601
Interest expense, net	2,465	2,397	4,862	12,338	16,179	28,517
Income tax expense	1,062	9	1,071	39	28,933	28,972
EBITDA	$(12,941)	$15,324	$2,383	$38,795	$91,695	$130,490
Non-cash stock compensation expense	3,537	2,081	5,618	1,398	496	1,894
Loss (gain) on disposal of assets & impairment charge	(92)	55	(37)	920	(224)	696
Unrealized gains on commodity derivatives	794	—	794	735	—	735
Inventory fair value adjustments (9)	47,535	893	48,428	87,307	7,240	94,547
Adjusted EBITDA	$38,833	$18,353	$57,186	$129,155	$99,207	$228,362
Adjusted EBITDA attributable to noncontrolling interest	14,291	1,330	15,621	52,758	3,936	56,694
Adjusted EBITDA attributable to partners	$24,542	$17,023	$41,565	$76,397	$95,271	$171,668
Cash interest expense (8)			1,878			27,419
Income tax expense (current)			99			537
Maintenance capital expenditures			174			8,351
Preacquisition earnings			27,610			23,841
Distributable cash flow attributable to partners			$11,804			$111,520
Transaction-related expenses			438			858
Distributable cash flow attributable to partners, as adjusted			$12,242			$112,378

(8)	Reflects the partnership’s cash interest paid less the cash interest paid on our VIE debt of $2.3 million during the three month period ended September 30, 2015.
(9)	Due to the change in fuel prices, we recorded a $48.4 million and $94.5 million write-down of the value of fuel inventory during the three months ended September 30, 2014 and 2015, respectively.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 (Combined Basis)

The following discussion of results for the third quarter 2015 compared to the third quarter 2014 compares the operations ended September 30, 2015 and 2014.

Revenue. Total revenue for the third quarter of 2015 was $4.5 billion, an increase of $1.8 billion, from the third quarter of 2014. The increase is primarily attributable to the following changes in revenue:

•

an increase in wholesale motor fuel sales of $976.5 million of which, $1.5 billion is due to the addition of a full quarter of the Sunoco LLC business, offset by a decrease of approximately $570 million in sales to affiliates in our legacy business due to the acquisition and consolidation of Susser, an affiliate in the Predecessor period;

•	the addition of a full quarter of retail fuel sales of $503.5 million and merchandise revenue of $314.8 million, each attributable to MACS, Susser and Aloha operations; and
•

an increase in rental and other revenue of $22.4 million due to a $12.5 million increase in rental income primarily due to the addition of the MACS, Susser, and Sunoco LLC businesses as well as organic growth in our legacy businesses and a $9.9 million increase in other revenue primarily related to increased other retail income such as car wash, ATM, and lottery income.

Cost of Sales and Gross Profit. Gross profit for the third quarter of 2015 was $381.1 million, an increase of $299.7 million, over the third quarter of 2014. The increase in gross profit is attributable to the following:

•

an increase in the gross profit on wholesale motor fuel sales of $82.7 million, of which $35.4 million and $12.1 million is due to the addition of the Sunoco LLC business and the MACS and Aloha businesses, respectively. The remaining is due to the addition of the Susser business as well as organic growth in our legacy businesses;

•	the addition of $89.4 million of gross profit on retail motor fuel sales and $105.5 million of gross profit on merchandise sales related to our MACS and Aloha operations; and
•	an increase in rent and other gross profit of $22.1 million related to rental income and other retail revenue items as mentioned above.

Total Operating Expenses. Total operating expenses for the third quarter of 2015 were $296.3 million, an increase of $200.1 million from the third quarter of 2014. The increase in operating expenses is attributable to the following:

•

an increase in general and administrative expenses of $25.1 million, of which, $17.7 million is due to the addition of Sunoco LLC, and the remaining increase being primarily attributable to MACS and Aloha;

•

an increase in other operating expenses of $127.4 million of which $91.9 million, $11.4 million, $8.2 million, and $12.5 million is attributable to Susser, MACS, Aloha and Sunoco LLC businesses, respectively;

•

increased depreciation, amortization and accretion expense of $28.5 million, of which, $9.7 million and $10.0 million is attributable to the Sunoco LLC business and the MACS and Aloha businesses, respectively; and

•	the impact from “push down” accounting related to the ETP Merger resulted in a $3.3 million decrease in depreciation, amortization and accretion expense.

Interest Expense. Interest expense increased primarily due to the addition of our 2020 and 2030 Senior Notes, as well as the increase in 2014 Revolver borrowings.

Income Tax Expense. Income tax expense for the third quarter of 2015 and 2014 was $29.0 million and $1.1 million, respectively. The increase is primarily due to the addition of the Susser business. The effective tax rate for third quarter of 2015 was 51.4%.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance by segment (in thousands, except for selling price and gross profit per gallon):

	Nine Months Ended September 30,
	2014			2015
	Wholesale (2)	Retail (2)	Total (1)	Wholesale	Retail	Total
	(Combined)
Revenues
Retail motor fuel sales	$—	$350,689	$350,689	$—	$2,538,495	$2,538,495
Wholesale motor fuel sales to third parties	2,296,689	—	2,296,689	8,021,741	—	8,021,741
Wholesale motor fuel sales to affiliates	2,472,120	—	2,472,120	1,391,145	—	1,391,145
Merchandise sales	—	115,070	115,070	—	1,195,306	1,195,306
Rental income	13,976	245	14,221	34,328	19,874	54,202
Other income	8,591	5,392	13,983	35,438	24,396	59,834
Total revenue	4,791,376	471,396	5,262,772	9,482,652	3,778,071	13,260,723
Gross profit
Retail motor fuel	—	24,151	24,151	—	256,608	256,608
Wholesale motor fuel	39,215	—	39,215	363,973	—	363,973
Merchandise	—	36,979	36,979	—	394,076	394,076
Rental and other	19,803	5,636	25,439	66,021	44,270	110,291
Total gross profit	$59,018	$66,766	$125,784	$429,994	$694,954	$1,124,948
Net income (loss) and comprehensive income (loss) attributable to partners (6)	$23,757	$(3,003)	$20,754	$45,245	$12,033	$57,278
Adjusted EBITDA attributable to partners (6) (7)	$55,273	$17,023	$72,296	$151,476	$180,441	$331,917
Distributable cash flow attributable to partners, as adjusted (6) (7)			$39,932			$182,127
Operating Data
Total motor fuel gallons sold:
Retail		107,352	107,352		1,060,297	1,060,297
Wholesale (3)	858,671		858,671	3,890,397		3,890,397
Wholesale contract affiliated (4)	861,925		861,925	830,801		830,801
Motor fuel gross profit (cents per gallon) (5):
Retail		23.3¢			24.4¢
Wholesale (3)	6.2¢			9.3¢
Wholesale contract affiliated (4)	3.0¢			4.0¢
Volume-weighted average for all gallons			5.7¢			11.3¢
Retail merchandise margin		32.1%			33.0%

(1)

Reflects combined results of the Predecessor period from January 1, 2014 through August 31, 2014, and the Successor period from September 1, 2014 to September 30, 2014. The impact in the Successor period from “push down” accounting related to the ETP Merger resulted in a $0.2 million increase in depreciation, amortization and accretion expense. See Note 3 in the accompanying Notes to Consolidated Financial Statements.

(2)	Reflects MACS and Sunoco LLC wholesale operations and MACS and Susser retail operations, beginning September 1, 2014.
(3)

Reflects all wholesale transactions excluding those pursuant to the Susser Distribution Contract for July 1, 2014 through August 31, 2014 and the Sunoco, Inc. Distribution Contract at set margins as dictated by the agreements.

(4)	Reflects transactions pursuant to the Susser and Sunoco, Inc. Distribution Contracts at set margins as dictated by agreements.
(5)	Excludes impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.
(6)	Excludes the noncontrolling interest results of operations related to our consolidated VIE and Sunoco LLC.
(7)

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow by segment for the nine months ended September 30, 2014 and 2015 (in thousands):

	Nine Months Ended September 30,
	2014			2015
	Wholesale (2)	Retail (2)	Total (1)	Wholesale	Retail	Total
	(Combined)
Net income (loss) and comprehensive income (loss)	$(5,797)	$4,867	$(930)	$148,177	$23,678	$171,855
Depreciation, amortization and accretion	15,715	8,051	23,766	47,821	96,307	144,128
Interest expense, net	5,741	2,397	8,138	31,859	25,833	57,692
Income tax expense	1,189	9	1,198	898	42,759	43,657
EBITDA	$16,848	$15,324	$32,172	$228,755	$188,577	$417,332
Non-cash stock compensation expense	5,021	2,081	7,102	2,360	1,170	3,530
Loss (gain) on disposal of assets & impairment charge	(128)	55	(73)	1,069	462	1,531
Unrealized gains on commodity derivatives	288	—	288	2,926	—	2,926
Inventory fair value adjustments (9)	47,535	893	48,428	32,201	2,080	34,281
Adjusted EBITDA	$69,564	$18,353	$87,917	$267,311	$192,289	$459,600
Adjusted EBITDA attributable to noncontrolling interest	14,291	1,330	15,621	115,835	11,848	127,683
Adjusted EBITDA attributable to partners	$55,273	$17,023	$72,296	$151,476	$180,441	$331,917
Cash interest expense (8)			4,928			49,636
Income tax expense (current)			272			410
Maintenance capital expenditures			498			18,630
Preacquisition earnings			27,104			85,556
Distributable cash flow attributable to partners			$39,494			$177,685
Transaction-related expenses			438			4,442
Distributable cash flow attributable to partners, as adjusted			$39,932			$182,127

(8)	Reflects the partnership’s cash interest paid less the cash interest paid on our VIE debt of $7.0 million during the nine month period ended September 30, 2015.
(9)	Due to the change in fuel prices, we recorded a $48.4 million and $34.3 million write-down of the value of fuel inventory during the nine months ended September 30, 2014 and 2015, respectively.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 (Combined Basis)

The following discussion of results for the first nine months of 2015 compared to the first nine months of 2014 compares the operations ended September 30, 2015 and 2014.

Revenue. Total revenue for the first nine months of 2015 was $13.3 billion, an increase of $8.0 billion from the first nine months of 2014. The increase is primarily attributable to the following changes in revenue:

•

an increase in wholesale motor fuel sales of $4.6 billion, of which, $6.8 billion is due to the addition of the Sunoco LLC business, partially offset by a $2.2 billion decrease in sales to affiliates in our legacy business due to the acquisition and consolidation of Susser, an affiliate in the predecessor period;

•	the addition of eight months of retail fuel sales of $2.2 billion and merchandise revenue of $1.1 billion, each attributable to MACS, Susser and Aloha operations; and
•

an increase in rental and other revenue of $85.8 million due to a $40.0 million increase in rental income primarily due to the addition of the MACS, Susser and Sunoco LLC businesses and a $45.9 million increase in other income primarily related to increased other retail income such as car wash, ATM, and lottery income.

Cost of Sales and Gross Profit. Gross profit for the first nine months of 2015 was $1.1 billion, an increase of $999.2 million over the first nine months of 2014. The increase in gross profit is attributable to the following:

•

an increase in the gross profit on wholesale motor fuel sales of $324.8 million, of which, $235.2 million and $44.6 million are due to the addition of the Sunoco LLC business and the MACS and Aloha businesses, respectively. The remaining is due to the addition of the Susser business as well as organic growth in our legacy businesses;

•	the addition of $232.5 million of gross profit on retail motor fuel sales and $357.1 million of gross profit on merchandise sales related to our MACS, Susser and Aloha operations; and
•	an increase in rent and other gross profit of $84.9 million related to rental income and other retail revenue items as mentioned above.

Total Operating Expenses. Total operating expenses for the first nine months of 2015 were $851.7 million, an increase of $734.4 million from the first nine months of 2014. The increase in operating expenses is attributable to the following:

•

an increase in general and administrative expenses of $103.3 million, of which $49.6 million and $38.2 million is due to the addition of Sunoco LLC and Susser, respectively, $4.0 million of acquisition related costs, and the remaining being attributable to MACS and Aloha;

•

an increase in other operating expenses of $444.8 million, of which, $322.1 million, $44.8 million, $25.5 million, and $48.5 million, are attributable to the Susser, MACS, Aloha and Sunoco LLC businesses;

•

increased depreciation, amortization and accretion expense of $120.4 million, of which, $35.9 million and $34.0 million is attributable to the Sunoco LLC business and the MACS and Aloha businesses, respectively with the remainder being attributable to Susser; and

•	the impact from “push down” accounting related to the ETP Merger resulted in a $0.3 million increase in depreciation, amortization and accretion expense.

Interest Expense. Interest expense increased primarily due to our 2020 and 2023 Senior Notes, as well as the increase in 2014 Revolver borrowings.

Income Tax Expense. Income tax expense for the first nine months of 2015 and 2014 was $43.7 million and $1.2 million, respectively. The increase is primarily due to the addition of the Susser business. The effective tax rate for first nine months of 2015 was 20.3%.

Pro Forma Results of Operations

We have provided below certain supplemental pro forma information for the three and nine months ended September 30, 2015. The pro forma information gives effect to the 68.42% noncontrolling interest in Sunoco LLC. Pursuant to our 31.58% membership interest in Sunoco LLC, the Sunoco LP pro forma information reflects only that equity interest in Sunoco LLC.

Management believes the pro forma presentation is useful to investors because it provides investors comparable operating data to support our Adjusted EBITDA and distributable cash flow attributable to partners.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Pro Forma
	(unaudited)
	(in thousands except gross profit per gallon)
Gross profit
Retail gross profit	$113,508	$256,608
Wholesale gross profit	63,388	203,041
Total fuel gross profit	$176,896	$459,649

Operating data
Motor fuel gallons sold:
Retail	353,641	1,060,297
Wholesale	608,397	1,788,579
Wholesale contract affiliated	90,387	262,367
Total fuel gallons	1,052,425	3,111,243

Motor fuel gross profit (cents per gallon) (1):
Retail	34.1¢	24.4¢
Wholesale	15.2¢	11.3¢
Wholesale contract affiliated	4.0¢	4.0¢

Volume-weighted average for all gallons	20.6¢	15.2¢

(1)

Excludes impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA. For the three months ended September 30, 2015 the retail and wholesale pro forma inventory fair value adjustments were $7.2 million and $32.6 million, respectively. For the nine months ended September 30, 2015 the retail and wholesale pro forma inventory fair value adjustments were $2.1 million and $10.4 million, respectively.

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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 may also significantly impact our liquidity.

We had $125.4 million and $47.8 million of cash and cash equivalents on hand as of December 31, 2014 and September 30, 2015 respectively, all of which were unrestricted.

	January 1, 2014 through August 31, 2014	September 1, 2014 through September 30, 2014	Nine Months Ended September 30, 2015
	Predecessor	Successor

Net income	$22,510	$(23,440)	$171,855
Cash flows from operating activities:
Net cash provided by operating activities	33,362	10,504	335,939
Cash flows from investing activities:
Net cash used in investing activities	(67,038)	(39,995)	(2,117,635)
Cash flows from financing activities:
Net cash provided by financing activities	29,221	47,698	1,704,043
Net increase (decrease) in cash	(4,455)	18,207	(77,653)
Cash and cash equivalents at beginning of year	8,150	127,400	125,426
Cash and cash equivalents at end of period	$3,695	$145,607	$47,773

Cash Flows Provided by Operations. Cash flows provided by operations are our main source of liquidity. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. Net cash provided by operations was $43.9 million and $335.9 million for the first nine months of 2014 and 2015, respectively. The growth in cash flows from operations is primarily attributable to the acquisitions of MACS and Aloha in 2014, along with continuing growth in the underlying business. Cash flows also fluctuate with increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.

Cash Flows Used in Investing Activities. Net cash used in investing activities was $2.1 billion for the nine months ended September 30, 2015, compared to $107.0 million for the nine month period ended September 30, 2014. Capital expenditures, including purchase of intangibles, were $133.0 million and $321.0 million for the nine months ended September 30, 2014 and 2015, respectively. Included in our capital expenditures for the nine months ended September 30, 2015, was $50.4 million in maintenance capital and $270.6 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities was $1.7 billion for the nine month period ended September 30, 2015 compared to $76.9 million in the prior year. During the nine months ended September 30, 2015 we: (i) repaid approximately $240.4 million related to long term borrowings; (ii) borrowed $959.7 million and repaid $513.0 million under our revolving credit facility to fund daily operations; (iii) paid $64.9 million in distributions to our unitholders; (iv) paid $204.2 million in distributions to ETP; (v) completed the offering of $800.0 million of our 2023 Senior Notes; (vi) completed the offering of $600.0 million of our 2020 Senior Notes; (vii) completed the Equity Offering for net proceeds of approximately $212.9 million; (viii) paid approximately $775.0 million in cash to ETP Retail as partial consideration for the acquisition of a 31.58% membership interest in Sunoco LLC; and (ix) issued the Unit Consideration to the Contributors as partial consideration for the acquisition of Susser along with approximately $966.9 million in cash.

We intend to pay a cash distribution to the holders of our common, subordinated units and Class A on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class A unitholders receive distributions of Available Cash (as defined in our Partnership Agreement) that excludes Available Cash attributable to PropCo. There is no guarantee that we will pay a distribution on our units. On November 3, 2015, we declared a quarterly distribution totaling $47.2 million, or $0.7454 per unit based on the results for the three months ended September 30, 2015, excluding distributions to Class A unitholders. The distribution will be paid on November 27, 2015 to unitholders of record on November 17, 2015.

Capital Expenditures

We currently expect capital spending for the full year 2015, excluding acquisitions but including the additional capital spending related to our 31.58% equity interest in Sunoco LLC, and ownership interest in Susser effective with the respective dates of acquisition to be within the following ranges (in millions):

	Low	High
Maintenance	$40	$50
Growth	220	240
Total projected capital	$260	$290

On a 100% consolidated basis, our maintenance capital expenditures would range from $45 to $55 million and our growth capital expenditures would range from $240 to $260 million. The above growth capital spending estimate includes the 35 to 40 new Stripes convenience stores that are planned to be built in 2015.

Contractual Obligations and Commitments

Contractual Obligations. We have contractual obligations which are required to be settled in cash. As of September 30, 2015, we have $875.0 million borrowed on the 2014 Revolver compared to $683.4 million borrowed at December 31, 2014. The 2014 Revolver matures in September 2019. Further, as of September 30, 2015, we had $800.0 million outstanding under our 2023 Senior Notes and $600.0 million outstanding under our 2020 Senior Notes. See Note 11 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 2,067 positions, representing 86.8 million gallons, outstanding at September 30, 2015 with a negative fair value of $1.08 million.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of September 30, 2015:

	Owned	Leased
Wholesale dealer and consignment sites	480	233
Company-operated convenience stores	422	441
Warehouses and offices	14	3
Total	916	677

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a revolving credit facility and debt related to our consolidated VIE which bears interest at variable rates. We had outstanding borrowings on the 2014 Revolver of $875.0 million and $38.8 million of variable interest VIE debt as of September 30, 2015. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2015, would be to change interest expense by approximately $9.1 million. Our primary exposure relates to:

•	Interest rate risk on short-term borrowings; and
•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2014 or 2015.

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

SPOC also periodically purchases motor fuel in bulk and holds in inventory. SPOC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. These fuel hedging positions have not historically been material to our operations. Starting in the fourth quarter of 2014, with the acquisition of Aloha, we have terminals on all four major Hawaiian islands which hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risk relating to this inventory is not currently hedged. This terminal inventory balance was $16.0 million at September 30, 2015.

There is some additional commodity risk associated with our acquisition of a 31.58% ownership interest in Sunoco LLC. Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks in storage. While in storage, volatility and declines in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. The derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which it has a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2014 fiscal year, Sunoco LLC maintained an average 10 day working inventory. While all of these derivative instruments represent economic hedges, these derivatives are not designated as hedges for accounting purposes.

On a 100% consolidated basis, the Partnership had 2,067 positions, representing 86.8 million gallons, outstanding at September 30, 2015 with a negative fair value of $1.08 million.

Item 4. Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our senior management, with the participation of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

On July 31, 2015, we completed the acquisition of Susser. We have begun the evaluation of the internal control structure of this entity, and we expect that evaluation to continue during the remainder of 2015. In recording this acquisition, we followed our normal accounting procedures and internal controls. Management also reviewed the operations of Susser from the date of acquisition that are included in our results of operations for the nine months ended September 30, 2015. None of the changes resulting from the acquisition were in response to any identified deficiency or weakness in our internal control over financial reporting other than changes resulting from this acquisition.

There have been no changes in our internal controls, other than those resulting from the Susser acquisition, over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.

Item 1A. Risk Factors

You should carefully consider the risks described below, and in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, as well as the section within this report entitled "Forward-Looking Statements" under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described therein are not the only ones facing us. In connection with the acquisitions of 31.58% of the issued and outstanding membership interests in Sunoco LLC on April 1, 2015, and 100% of the issued and outstanding shares of capital stock of Susser on July 31, 2015, we added or amended and restated various risk factors. These can be found in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015.

Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2015, the Partnership issued the Unit Consideration to the Contributors as partial consideration for the Susser acquisition. The Unit Consideration issued to the Contributors was issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Further details related to the issuance of the Unit Consideration can be found in the section within this report entitled "Recent Developments" under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Partnership’s Current Report on Form 8-K filed on August, 6, 2015.

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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 6, 2015	By	/s/ Robert W. Owens
Robert W. Owens
President and Chief Executive Officer (On behalf of the registrant)

	By	/s/ Leta McKinley
Leta McKinley
Vice President, Controller and Principal Accounting Officer
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

10.2	Non-Solicit / Non-Hire Agreement and Full Release of Claims by and between Sunoco LP and its and their subsidiaries and affiliates and Claire P. McGrory dated as of September 21, 2015.

31.1

Certification of Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation