Form 10-K
period 2015-12-31
Sunoco LP
filed 2016-02-26
CIK 1552275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐  No  ☒

At June 30, 2015, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $907.4 million based upon the closing price of its common units on the New York Stock Exchange.

The registrant had 87,365,706 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at February 22, 2016.

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

General

As used in this document, the terms “Partnership”, “SUN”, “we”, “us”, or “our” should be understood to refer to Sunoco LP, known prior to October 27, 2014 as Susser Petroleum Partners LP, and our consolidated subsidiaries, including Sunoco, LLC, a Delaware limited liability company (“Sunoco LLC”), on a 100% consolidated basis, unless the context clearly indicates otherwise or unless Sunoco LLC is referenced separately. Although we only have a 31.58% membership interest in Sunoco LLC, because we have a controlling interest as a result of our 50.1% voting interest in Sunoco LLC, it is considered a consolidated subsidiary for financial statement reporting purposes.

Overview

We are a growth-oriented Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer Equity, L.P., another publicly traded master limited partnership (“ETE”). The following simplified diagram depicts our organizational structure as of December 31, 2015.

LE GP, LLC
General Partner Interest
Energy Transfer Equity L.P.
(NYSE: ETE)
100% Ownership Interest
100% Incentive Distribution Rights
General Partner Interest
Limited Partner Interests
Sunoco GP LLC
Energy Transfer Partners, L.P.
(NYSE: ETP)
Limited Partner Interests
Public Unitholders Common Units
Non-economic General Partner Interest
38.4% Limited Partner Interest 37,776,746 common units
50.4% Limited Partner Interest 49,588,960 common units
Sunoco LP
(NYSE: SUN)
100% Ownership Interest
11.2% Limited Partner Interest
11,018,744 Class A units (1)
Operating Subsidiaries

(1)	Effective January 1, 2016, certain of our operating subsidiaries exchanged their Class A units for Class C units.

We are engaged in retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, through our 31.58% membership interest in Sunoco LLC, we are the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of approximately 5,000 Sunoco‑branded company, third-party, and affiliate operated locations.

During 2015, we completed strategic acquisitions of businesses that operate complementary motor fuel distribution and convenience retail stores (see “Acquisitions” below). As a result of these acquisitions, we now operate approximately 900 convenience stores and fuel outlets in eight states, offering merchandise, food service, motor fuel and other services as of December 31, 2015. Our retail stores operate under several brands, including our proprietary convenience store brands Stripes®, Aloha Island Mart®, and other retail locations acquired from Mid-Atlantic Convenience Stores, LLC (“MACS”), most of which we intend to brand APlus® during 2016 (see “Acquisitions” below). We distributed approximately 7.6 billion gallons of motor fuel during 2015 through our convenience stores and consignment locations, contracted independent convenience store operators, and other commercial customers, including 5.2 billion gallons sold by Sunoco LLC on a consolidated basis. We believe our combined retail and wholesale business model will make it possible for us to achieve an optimal return on our investment as we integrate new or acquired stores while minimizing overhead costs.

Operating Segments and Subsidiaries

Prior to September 2014, we operated our business as one segment, which was primarily engaged in wholesale fuel distribution. With the addition of convenience store operations, we have added a retail operations segment. Our operations are currently conducted by the following consolidated subsidiaries:

•

Susser Holdings Corporation (“Susser”), a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes branded convenience stores and transports motor fuel under GoPetro Transport LLC.

•

Susser Petroleum Operating Company LLC (“SPOC”), a Delaware limited liability company, distributes motor fuel to Susser’s retail and consignment locations, as well as third party customers in Texas, New Mexico, Oklahoma and Louisiana.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.
•

T&C Wholesale LLC and Susser Energy Services LLC, both Texas limited liability companies, distribute motor fuels, propane and lubricating oils, primarily in Texas, Oklahoma and Kansas. On April 1, 2015, T&C Wholesale LLC merged with Susser Energy Services LLC under the name Sunoco Energy Services LLC.

•	Southside Oil, LLC (“Southside Oil”), a Virginia limited liability company, distributes motor fuel, primarily in Virginia, Maryland, Tennessee, and Georgia.
•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores, primarily in Virginia, Maryland, Tennessee, and Georgia.
•	Aloha Petroleum, Ltd (“Aloha”), a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.
•	Aloha Petroleum, LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
•

Sunoco LLC, a Delaware limited liability company formed on June 1, 2014, in which we own a 31.58% membership interest and a 50.1% voting interest as of December 31, 2015, primarily distributes motor fuels across more than 26 states throughout the East Coast, Midwest, and Southeast regions of the United States.

See Note 19 of the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional financial information on our segments.

Acquisitions

On April 1, 2015 we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco LLC from ETP Retail Holdings, LLC (“ETP Retail”), an indirect wholly-owned subsidiary of Energy Transfer Partners, L.P. (“ETP”), for total consideration of approximately $775 million in cash (the “Cash Consideration”) and 795,482 common units. The Cash Consideration was financed through issuance of 6.375% Senior Notes due 2023. The common units issued to ETP Retail were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Sunoco LLC is retrospectively included in our Consolidated Financial Statements as of September 1, 2014, the date of common control.

On July 31, 2015, we acquired 100% of the issued and outstanding capital stock of Susser from wholly-owned subsidiaries of ETP, for total consideration of approximately $966.9 million in cash and 21,978,980 Class B units representing limited partner interests in the Partnership (“Class B Units”). The Class B Units were identical to the common units in all respects, except the Class B Units were not entitled to distributions payable with respect to the second quarter of 2015. The Class B Units converted, on a one-for-one basis, into common units on August 19, 2015. In addition, (i) a Susser subsidiary exchanged its 79,308 common units for 79,308 Class A units representing limited partner interests in the Partnership (“Class A Units”), (ii) 10,939,436 subordinated units owned by Susser subsidiaries were converted into 10,939,436 Class A Units and (iii) SUN issued 79,308 common units and 10,939,436 subordinated units to subsidiaries of ETP. The Class A Units were contributed to us as part of the transaction. The common, subordinated and Class B Units issued to ETP subsidiaries were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. Susser is retrospectively included in our Consolidated Financial Statements as of September 1, 2014, the date of common control.

On August 10, 2015, we acquired 27 convenience stores in the Upper Rio Grande Valley from Aziz Convenience Stores, L.L.C. for $41.6 million. We allocated the total purchase consideration to the assets acquired based on our preliminary estimate of their respective fair values at the purchase date. The acquisition increased goodwill by $4.3 million.

On November 15, 2015, we entered into a Contribution Agreement (the “ETP Dropdown Contribution Agreement”) with Sunoco LLC, Sunoco, Inc. (“Sunoco Inc.”), ETP Retail, our General Partner, and ETP. Pursuant to the terms of the ETP Dropdown Contribution Agreement, we agreed to acquire from ETP Retail, effective January 1, 2016, (a) 100% of the issued and outstanding membership interests of Sunoco Retail LLC (“SUN Retail”), an entity that will be formed by Sunoco, Inc. (R&M), an indirect wholly owned subsidiary of Sunoco Inc. (“SUN R&M”), prior to the closing of the transactions contemplated by the ETP Dropdown Contribution Agreement, and (b) 68.42% of the issued and outstanding membership interests of Sunoco LLC (the “ETP Dropdown”). Pursuant to the terms of the ETP Dropdown Contribution Agreement, ETP has agreed to guarantee all of the obligations of ETP Retail under the ETP Dropdown Contribution Agreement.

Immediately prior to the closing, SUN Retail is expected to own all of the retail assets of SUN R&M, the ethanol plant located in Fulton, NY currently owned by SUN R&M, 100% of the issued and outstanding membership interests in Sunmarks, LLC, and all the retail assets of Atlantic Refining & Marketing Corp., a wholly owned subsidiary of Sunoco Inc.

Subject to the terms and conditions of the ETP Dropdown Contribution Agreement, at the closing of the ETP dropdown, we will pay to ETP Retail approximately $2.032 billion in cash, subject to certain working capital adjustments, and issue to ETP Retail 5,710,922 common units representing limited partner interests in the Partnership (the “ETP Dropdown Unit Consideration”). The ETP Dropdown Unit Consideration will be issued and sold to ETP Retail in private transactions exempt from registration under Section 4(a)(2) of the Securities Act. The ETP dropdown is expected to close in the first quarter of 2016, subject to customary closing conditions.

On December 15, 2015, we acquired a wholesale motor fuel distribution business serving the Northeastern United States from Alta East, Inc. for approximately $57.1 million plus the value of inventory on hand at closing. As part of the transaction, we acquired a total of 32 fee and leased properties, and supply contracts with the dealer-owned and operated sites.

On December 23, 2015 we completed the acquisition of 33 convenience stores and retail fuel outlets in Virginia subject to rights of purchase from entities controlled by the Uphoff Unitholders (members of MACS Holdings, LLC, owner of MACS prior to the acquisition by ETP) for $53.7 million, including payment of associated mortgage debt of $44.3 million. The sites had been operated by MACS and consolidated as VIEs pursuant to leases from a former shareholder of MACS. This transaction terminated separated consolidation of the VIEs, with purchased assets continuing to be included in our consolidated financial statements.

See Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on our acquisitions.

Available Information

Our principal executive offices are located at 555 East Airtex Drive, Houston, Texas 77073. Our telephone number is (832) 234-3600. Our internet address is http://www.sunocolp.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. Information contained on our website is not part of this report. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Relationship with Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.

ETE is a publicly traded master limited partnership that directly and indirectly owns equity interests in ETP, Sunoco Logistics Partners L.P. (“SXL”) and the Partnership, all of which are also publicly traded master limited partnerships engaged in diversified energy-related businesses.

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

One of our principal strengths is our relationship with ETE and ETP. Through the July 14, 2015 exchange and repurchase agreement with ETP, ETE acquired (i) 100% of the membership interests of our General Partner from ETP and (ii) all of our incentive distribution rights from ETP. As of February 22, 2016, ETP owned a 36.4% limited partnership interest in us. Given the significant joint ownership, we believe ETE and ETP will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in ETP and ETE’s best interest to facilitate organic growth opportunities and accretive acquisitions from third parties, although neither ETE nor ETP is under any obligation to do so.

Commercial Agreements with Affiliates

Through our 31.58% membership interest in Sunoco LLC, we are party to the following fee-based commercial agreements with various subsidiaries of ETP:

•

SUN R&M Distribution Contract – a 10-year agreement under which Sunoco LLC is the exclusive wholesale distributor of motor fuel to existing Sunoco Inc. convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin of four cents per gallon.

•	Philadelphia Energy Solutions Offtake Contract – a 1-year supply agreement with Philadelphia Energy Solutions LLC (“PES”). ETP Retail owns a 33% non-operating noncontrolling interest in PES.
•

SXL Transportation and Terminalling Contracts – Sunoco LLC is party to various agreements with subsidiaries of SXL for pipeline, terminalling and storage services. Sunoco LLC also has agreements with SXL for the purchase and sale of fuel.

In addition, we are a party to two intercompany, long-term, fee-based commercial agreements with Susser. Prior to the Partnership’s acquisition of Susser in July 2015, these commercial agreements were considered contracts with affiliates:

•

Susser Distribution Contract – a 10-year agreement under which we are the exclusive distributor of motor fuel at cost (including tax and transportation costs) plus a fixed profit margin of three cents per gallon to Susser's existing Stripes convenience stores and independently operated consignment locations, and to all sites purchased by the Partnership pursuant to the sale and leaseback option under the Omnibus Agreement (as defined below). In addition, all future motor fuel volumes purchased by Susser for its own account will be added to the Susser Distribution Contract pursuant to the terms of our Omnibus Agreement;

•

Susser Transportation Contract – a 10-year agreement under which Susser arranges for motor fuel to be delivered from our suppliers to some of our customers at rates consistent with those charged to third parties for the delivery of motor fuel, with the cost being entirely passed along to our customers, including Susser.

In connection with the closing of our initial public offering (“IPO”) on September 25, 2012, we also entered into an Omnibus Agreement with Susser (the "Omnibus Agreement"). Pursuant to the Omnibus Agreement, among other things, the Partnership received a three-year option to purchase from Susser up to 75 of Susser's new or recently constructed Stripes convenience stores at Susser's cost and lease the stores back to Susser at a specified rate for a 15-year initial term. The Partnership is the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. We have completed all 75 sale-leaseback transactions under the Omnibus Agreement.

For more information regarding the commercial agreements, please read “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Our Business and Operations

Wholesale Operations Segment

We are a wholesale distributor of motor fuels and other petroleum products that we supply to our retail segment, to our affiliate, Sunoco Inc., to third-party dealers, and to independent operators of consignment locations.

Through our ownership interest in Sunoco LLC we are the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of approximately 5,000 Sunoco-branded company, third-party, and affiliate operated locations throughout the East Coast, Midwest and Southeast regions of the United States as well as 191 company operated Sunoco branded locations in Texas. We believe we are one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. Sales of fuel from our wholesale segment to our retail segment are delivered at a cost plus profit margin.

We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to:

•	approximately 900 company-operated convenience stores and fuel outlets, including 725 Stripes convenience stores;
•	438 Sunoco-operated convenience stores and retail fuel outlets, pursuant to the SUN R&M Distribution Contract (supplied by Sunoco LLC);
•	147 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;
•

5,323 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers,” or “distributors” pursuant to long-term distribution agreements (including 4,624 Sunoco branded dealers and distributors supplied by Sunoco LLC on a consolidated basis); and

•

approximately 1,930 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers (including 373 supplied by Sunoco LLC on a consolidated basis).

Sales to Affiliates

In 2015, we sold fuel to affiliates pursuant to the Susser Distribution Contract and, through our ownership interest in Sunoco LLC, pursuant to the SUN R&M Distribution Contract. The Susser Distribution Contract remained in place after we acquired Susser in July 2015. However, it is no longer deemed an affiliated contract. Therefore wholesale sales to Susser are recorded as intercompany sales and eliminated in consolidation. The associated sales by Susser to third parties are reflected in retail sales.

Pursuant to the SUN R&M Distribution Contract, Sunoco LLC is the exclusive wholesale distributor of motor fuel to SUN R&M’s existing company-operated locations at a fixed profit margin of four cents per gallon. In addition, Sunoco LLC has entered into a perpetual license agreement with SUN R&M providing Sunoco LLC with an exclusive license to be the wholesale distributor of Sunoco branded motor fuel.

Dealer Incentives

In addition to motor fuel distribution, we offer dealers the opportunity to participate in merchandise purchasing and promotional programs arranged with vendors. We believe the vendor relationships we have established through our retail operations and our ability to develop programs provide us with an advantage over other distributors when recruiting new dealers into our network, as well as retaining current dealers. Our dealer incentives gives our dealers access to discounted rates on products and services that they would likely not be able to obtain on their own.

Sales to Contracted Third Parties

As of December 31, 2015, through SPOC, we distributed fuel under long-term contracts to convenience stores and retail fuel outlets operated by third parties. No single third party dealer is material to our business. Under our legacy wholesale distribution contracts with third parties, we agree to distribute a particular brand of, or unbranded, motor fuel to a location or group of locations and arrange for all transportation and logistics. Our distribution contracts are typically constructed so that we either receive a fee per gallon equal to the posted purchase price at the fuel supply terminal, plus transportation costs, taxes and a fixed, volume-based fee, which is usually expressed in cents per gallon, or receive a variable cent per gallon margin (“dealer tank wagon pricing”). The initial term of dealer distribution contracts range from three to twenty years, with most contracts for ten years. These agreements require, among other things, that dealers maintain the standards established by the applicable fuel brand, if any.

Sunoco LLC’s branded dealer and branded wholesale distributor contracts generally have both time and volume commitments that establish contract duration. On average, the branded dealer contracts for third party sites have an initial term of approximately ten years, with an estimated, volume-weighted term remaining on those contracts of approximately five years. These contracts typically include (i) dealer tank wagon pricing or (ii) delivered pricing at the rack rate, plus transportation costs, taxes and a fixed, volume-based fee. On average, Sunoco LLC’s branded wholesale distributor agreements have an initial term of approximately eight years, with a volume-weighted term remaining on those contracts of approximately six years. These contracts typically provide pricing that is fixed to Sunoco LLC’s posted fuel prices at the rack rate, less any appropriate commercial discounts.

As of December 31, 2015, our legacy wholesale business distributed fuel under consignment arrangements at 147 locations. Under these arrangements we provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent operators.

We continually seek to expand our dealer distribution network through additions of new dealers and consignment locations and through acquisitions of contracts for existing independently operated sites from other distributors. We evaluate potential independent site operators based on their creditworthiness and the quality of their site and operations, including the site’s size and location, projected monthly volumes of motor fuel, monthly merchandise sales, overall financial performance and previous operating experience. We may extend credit to certain dealers based on our credit evaluation process.

Sales to Other Commercial Customers

We distribute unbranded fuel to numerous other customers, including convenience stores, unattended fueling facilities and certain other commercial customers. These customers are primarily commercial, governmental and other parties who buy motor fuel by the load or in bulk and who do not generally enter exclusive contractual relationships with us, if they enter into a contractual relationship with us at all. Sales to these customers are typically made at a quoted price based upon our cost plus taxes, cost of transportation and a margin determined at time of sale, and may provide for immediate payment or the extension of credit for up to 30 days. We also sell propane, lube oil and other petroleum products, such as heating fuels, to our commercial customers on both a spot and contracted basis. In addition, Sunoco LLC receives income from the manufacture and wholesale sale of race fuels from its Marcus Hook, Pennsylvania manufacturing facility.

Fuel Supplier Arrangements

We distribute branded motor fuel under the Aloha, Chevron, Citgo, Conoco, Exxon, Mahalo, Mobil, Phillips66, Shamrock, Shell, Texaco, Sunoco, and Valero brands. We purchase branded motor fuel from major oil companies and refiners under supply agreements. Our largest branded fuel suppliers in terms of volume are Exxon, Chevron and Valero. The branded fuel supply agreements generally have an initial term of three to five years. Each supply agreement typically contains provisions relating to payment terms, use of the supplier’s brand names, credit card processing, compliance with other of the supplier’s requirements, insurance coverage and compliance with legal and environmental requirements, among others.

We also distribute unbranded motor fuel, which we purchase on a bulk basis, on a rack basis based upon prices posted by the refiner at a fuel supply terminal, or on a contract basis with the price tied to one or more market indices.

As is typical in the industry, our suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency.

Bulk Fuel Purchases

We purchase motor fuel in bulk and hold it in inventory or transport it via pipeline, in which case we mitigate the inventory risk through the use of commodity futures contracts or other derivative instruments which are matched in quantity and timing to the anticipated usage of the inventory. We also blend in various additives including ethanol and bio-mass based diesel.

Transportation Logistics

We provide transportation logistics for most of our motor fuel deliveries through our own fleet of fuel transportation vehicles as well as third-party and affiliated transportation providers. We arrange for motor fuel to be delivered from the storage terminals to the appropriate sites in our distribution network at prices consistent with those historically charged to third parties for the delivery of fuel. We also deliver motor fuel, propane, and lubricants to commercial customers involved in petroleum exploration and production.

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

Retail Operations Segment

As of December 31, 2015, our retail segment operated approximately 900 convenience stores and retail fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. The following table provides the number of sites operated as of December 31, 2015:

Number of Sites
Texas	678
Virginia	71
Hawaii	50
Tennessee	38
New Mexico	29
Oklahoma	18
Maryland	14
Georgia	2
Total	900

As of December 31, 2015, we operated 725 Stripes convenience stores in Texas, New Mexico, and Oklahoma which stock 2,500 to 3,500 merchandise units, on average. Each store offers a customized merchandise mix based on local customer demand and preferences. To further differentiate its merchandise offering, we have developed numerous proprietary offerings and private label items unique to Stripes stores, including Laredo Taco Company® restaurants, Café de la Casa® custom blended coffee, Slush Monkey® frozen carbonated beverages, Quake® energy drink, Smokin’ Barrel® beef jerky and meat snacks, Monkey Loco® candies, Monkey Juice® and Royal® brand cigarettes. Stripes has built approximately 236 large-format convenience stores from January 2000 through December 31, 2015 and expects to construct and open approximately 35 to 40 stores during 2016. We have implemented its proprietary in-house Laredo Taco Company restaurants in approximately 440 Stripes convenience stores and intend to implement it in all newly constructed Stripes convenience stores. Stripes also owns and operates ATM and proprietary money order systems in most of its stores and also provides other services such as lottery, prepaid telephone cards and wireless services, movie rental and car washes.

As of December 31, 2015, we operated approximately 175 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuel and other services. As of December 31, 2015, MACS operated 125 company-operated retail convenience stores and Aloha operated 50 Aloha, Shell, and Mahalo branded fuel stations.

For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19 Segment Reporting.”

Merchandise Suppliers

Our Stripes business purchases approximately 38% of its total retail merchandise from McLane Company, Inc. and the majority of its products and ingredients for Laredo Taco Company restaurants from Labatt Foods. Our MACS business purchases approximately 58% of its total retail merchandise from Core-Mark Holding Company, Inc. Our Aloha business purchases approximately 49% of its total merchandise from Hansen Distribution Group. These suppliers currently deliver products to all of our retail stores. We do not maintain additional product inventories other than what is in our stores.

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

Real Estate and Lease Arrangements

As of December 31, 2015, we owned 741 locations and leased 443 additional locations, some of which we rent or sublease to third parties. We collect rent from the lessees at these locations pursuant to lease agreements with them. In addition, as of December 31, 2015, Sunoco LLC owned an additional 450 locations and leased an additional 78 locations.

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

In our retail business, we face strong competition in the market for the sale of retail gasoline and merchandise. Our competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, supermarkets, drugstores, dollar stores, club stores and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. It also varies with gasoline and convenience store offerings. The principal competitive factors affecting our retail marketing operations include gasoline and diesel acquisition costs, site location, product price, selection and quality, site appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition. We compete by pricing gasoline competitively, combining our retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns.

Seasonality

Our business exhibits some seasonality due to our customers’ increased demand for motor fuel during the late spring and summer months as compared to the fall and winter months. Travel, recreation and construction activities typically increase in these months in the geographic areas in which we operate, increasing the demand for motor fuel. Therefore, the volume of motor fuel that we distribute is typically somewhat higher in the second and third quarters of our fiscal year. In our retail operations, we experience seasonality due to consumer purchase patterns in the geographic area in which our stores are concentrated. As a result, our results from operations may vary from period to period. The addition of the MACS, Aloha, and Sunoco LLC locations have helped mitigate the seasonal impacts of our formerly Texas-centric business.

Working Capital Requirements

Prior to the acquisition of Susser, Aloha and MACS, we had minimal working capital requirements, as we did not hold significant amounts of inventory and we received payment for most of the gallons we sold on approximately the same payment terms as we had with our suppliers. After giving effect to the acquisitions, our working capital needs have increased as we now maintain customary levels of fuel and merchandise inventories, and carry corresponding payables balances to suppliers of those inventories, relating to our convenience store operations. In addition, Sunoco LLC purchases a significant amount of unbranded fuel in bulk and stores it for an extended amount of time. We also have rental obligations relating to leased locations as a result of our acquisitions of Susser, MACS and Aloha. Our working capital needs will typically fluctuate over the medium to long term with the price of crude oil, and over the short term within each month due to the timing of motor fuel tax, sales tax, interest and rent payments.

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

We believe we are in compliance in all material respects with applicable environmental laws and regulations, and we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. Any future change in regulatory requirements could cause us to incur significant costs. We incorporate by reference into this section our disclosures included in Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8.

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

Environmental Reserves

As of December 31, 2015, we had environmental reserves of $0.7 million for estimated costs associated with investigating and remediation of known environmental matters relating to our Aloha and MACS acquisitions and $0.9 million relating to our Stripes locations. We have 25 owned and operated sites relating to MACS and Aloha and 53 sites relating to Stripes at which we have remediation activities occurring. We have additional reserves of $18.4 million that represent our estimate for future asset retirement obligations for underground storage tanks.

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

Air Emissions

The Federal Clean Air Act (the “Clean Air Act”) and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. Under the Clean Air Act and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold or have applied for all necessary air permits and that we are in substantial compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

Various federal, state and local agencies have the authority to prescribe product quality specifications for the motor fuels that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantial compliance with these regulations.

Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At the federal level, Congress has considered legislation to reduce GHG emissions in the United States. Such federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products. In addition, in January 2015, President Obama’s Administration announced plans for EPA to issue final standards in 2016 that would reduce methane emissions from new and modified oil and natural gas production by up to 45% from 2012 levels by 2025. Moreover, in August 2015, EPA issued final rules outlining the Clean Power Plan or CPP which was developed in accordance with President Obama’s Climate Action Plan announced the previous year. Under the CPP, carbon pollution from power plants must be reduced over 30% below 2005 levels by 2030.

Many studies have discussed the relationship between greenhouse gases and climate change. One consequence of climate change noted in many of these reports is the increased severity of extreme weather, such as increased hurricanes and floods. Such events could adversely affect our operations through water damage, powerful winds or increased costs for insurance.

Other Government Regulation

The Petroleum Marketing Practices Act, or “PMPA”, is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements. In addition, we are subject to state laws that regulate our relationships with third parties to whom we lease sites and supply motor fuels.

Employee Safety

We are subject to the requirements of the Occupational Safety and Health Act, or “OSHA,” and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA’s hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with the applicable OSHA requirements.

Store Operations

Our stores are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations relating to zoning and building requirements and the preparation and sale of food. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development or operation of a new store in a particular area.

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates.

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

Our Employees

We are managed and operated by the board of directors and executive officers of our General Partner, which has sole responsibility for providing us with the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our General Partner. As of December 31, 2015, our General Partner’s affiliates had approximately 11,850 employees performing services for our operations, with appropriate costs allocated to us. We believe that we and our General Partner and its affiliates have a satisfactory relationship with employees. With the exception of a limited number of employees in Hawaii, none of these employees are subject to collective bargaining agreements. Information concerning the executive officers of our General Partner is contained in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 1A.	Risk Factors

Risks Related to Our Business

Cash distributions are not guaranteed and may fluctuate with our performance and other external factors.

The amount of cash we can distribute to holders of our units principally depends upon the amount of cash we generate from our operations. The amount of cash we generate from our operations will fluctuate from quarter to quarter based on a number of factors, some of which are beyond our control, including, amongst others:

•	demand for motor fuel in the markets we serve, including seasonal fluctuations in demand for motor fuel;
•	competition from other companies that sell motor fuel products or have convenience stores in our market areas;
•	regulatory action affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs;
•	prevailing economic conditions; and
•	volatility of prices for motor fuel.

In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level and timing of capital expenditures we make;
•	the cost of acquisitions, if any;
•	our debt service requirements and other liabilities;
•	fluctuations in our general working capital needs;
•	reimbursements made to our general partner and its affiliates for all direct and indirect expenses they incur on our behalf pursuant to the partnership agreement;
•	our ability to borrow funds at favorable interest rates and access capital markets;

•	restrictions contained in debt agreements to which we are a party;
•	the level of costs related to litigation and regulatory compliance matters; and
•	the amount of cash reserves established by our general partner in its discretion for the proper conduct of our business.

Because of these and other factors, we cannot guarantee that we will have sufficient available cash to pay a specific level of cash distributions to our unitholders.

General economic, financial, and political conditions may materially adversely affect our results of operations and financial conditions.

General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. Declines in consumer confidence and/or consumer spending, continuing high unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect both of our business segments.

Examples of such conditions could include:

•	a general or prolonged decline in, or shocks to, regional or broader macro-economies;
•

regulatory changes that could impact the markets in which we operate, such as immigration or trade reform laws or regulations prohibiting or limiting hydraulic fracturing, which could reduce demand for our goods and services or lead to pricing, currency, or other pressures; and

•	deflationary economic pressures, which could hinder our ability to operate profitably in view of the challenges inherent in making corresponding deflationary adjustments to our cost structure.

The nature of these types of risks, which are often unpredictable, makes them difficult to plan for, or otherwise mitigate, and they are generally uninsurable--which compounds their potential impact on our business.

A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency, in the areas we serve would reduce our ability to make distributions to our unitholders.

Sales of refined motor fuels account for approximately 90% of our total revenues and 54% of our gross profit. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make or increase distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.

Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative motor fuels could reduce demand for the conventional petroleum based motor fuels we currently sell. Additionally, a shift toward electric, hydrogen, natural gas or other alternative-power vehicles could fundamentally change our customers' shopping habits or lead to new forms of fueling destinations or new competitive pressures.

New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. Any of these outcomes could result in fewer visits to our convenience stores, a reduction in demand from our wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

The industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.

We experience more demand for our merchandise, food and motor fuel during the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for the products that we sell and distribute. Additionally, our retail fuel margins have historically been higher in the second and third quarters of the year. Therefore, our revenues and cash flows are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our cash flow.

The dangers inherent in the storage and transportation of motor fuel could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.

We store motor fuel in underground and aboveground storage tanks. We transport the majority of our motor fuel in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, traffic accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to our properties and the properties of others. Any such event not covered by our insurance could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Our financial condition and results of operations are influenced by changes in the prices of motor fuel, which may adversely impact our margins, our customers’ financial condition and the availability of trade credit.

Our operating results are influenced by prices for motor fuel. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and petroleum costs. Significant increases or high volatility in petroleum costs could impact consumer demand for motor fuel and convenience merchandise. Such volatility makes it difficult to predict the impact that future petroleum costs fluctuations may have on our operating results and financial condition. We are subject to dealer tank wagon pricing structures at certain locations further contributing to margin volatility. A significant change in any of these factors could materially impact both wholesale and retail fuel margins, the volume of motor fuel we distribute or sell at retail, and overall customer traffic, each of which in turn could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Significant increases in wholesale motor fuel prices could impact us as some of our customers may have insufficient credit to purchase motor fuel from us at their historical volumes. Higher prices for motor fuel may also reduce our access to trade credit support or cause it to become more expensive.

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

The occurrence of any of the above situations, amongst others, may affect operations at our fuel storage terminals and may adversely affect our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Negative events or developments associated with our branded suppliers could have an adverse impact on our revenues.

We believe that the success of our operations is dependent, in part, on the continuing favorable reputation, market value, and name recognition associated with the motor fuel brands sold at our convenience stores and at stores operated by our independent, branded dealers. Erosion of the value of those brands could have an adverse impact on the volumes of motor fuel we distribute, which in turn could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.

Severe weather could adversely affect our business by damaging our suppliers’ or our customers’ facilities or communications networks.

A substantial portion of our wholesale distribution and retail networks are located in regions susceptible to severe storms, including hurricanes. A severe storm could damage our facilities or communications networks, or those of our suppliers or our customers, as well as interfere with our ability to distribute motor fuel to our customers or our customers’ ability to operate their locations. If warmer temperatures, or other climate changes, lead to changes in extreme weather events, including increased frequency, duration or severity, these weather-related risks could become more pronounced. Any weather-related catastrophe or disruption could have a material adverse effect on our business, financial condition and results of operations, potentially causing losses beyond the limits of the insurance we currently carry.

Our concentration of stores along the U.S.-Mexico border increases our exposure to certain cross-border risks that could adversely affect our business and financial condition by lowering our sales revenues.

Approximately 18% of our convenience stores are located in close proximity to Mexico. These stores rely heavily upon cross-border traffic and commerce to drive sales volumes. Sales volumes at these stores could be impaired by a number of cross-border risks, any one of which could have a material adverse effect on our business, financial condition and results of operations, including the following:

•

A devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the U.S. dollar, which would result in reduced purchasing power in the U.S. on the part of our customers who are citizens of Mexico;

•

The imposition of tighter restrictions by the U.S. government on the ability of citizens of Mexico to cross the border into the United States, or the imposition of tariffs upon Mexican goods entering the United States or other restrictions upon Mexican-borne commerce, could reduce revenues attributable to our convenience stores regularly frequented by citizens of Mexico;

•

Future subsidies for motor fuel by the Mexican government could lead to wholesale cost and retail pricing differentials between the U.S. and Mexico that could divert fuel customer traffic to Mexican fuel retailers; and

•	The escalation of drug-related violence along the border could deter tourist and other border traffic, which could likely cause a decline in sales revenues at these locations.

The wholesale motor fuel distribution industry is characterized by intense competition and fragmentation. Failure to effectively compete could result in lower margins.

The market for distribution of wholesale motor fuel is highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than us. We rely on our ability to provide value-added, reliable services and to control our operating costs in order to maintain our margins and competitive position. If we fail to maintain the quality of our services, certain of our customers could choose alternative distribution sources and our margins could decrease. While major integrated oil companies have generally continued to divest retail sites and the corresponding wholesale distribution to such sites, such major oil companies could shift from this strategy and decide to distribute their own products in direct competition with us, or large customers could attempt to buy directly from the major oil companies. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

The convenience store industry is highly competitive and impacted by new entrants. Failure to effectively compete could result in lower sales and lower margins.

The geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. Over the past two decades, several non-traditional retailers, such as supermarkets, hypermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and we expect their market share will continue to grow.

In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may be able to better respond to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business, results of operations and cash available for distribution to our unitholders.

Wholesale cost increases in tobacco products, including excise tax increases on cigarettes, could adversely impact our revenues and profitability.

Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes at both a state and federal level. We cannot predict whether this trend will continue into the future. Increased excise taxes may result in declines in overall sales volume and reduced gross profit percent, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other lower-priced tobacco products or to the import of cigarettes from countries with lower, or no, excise taxes on such items.

Currently, major cigarette manufacturers offer rebates to retailers. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business and results of operations.

Failure to comply with state laws regulating the sale of alcohol and cigarettes may result in the loss of necessary licenses and the imposition of fines and penalties on us, which could have a material adverse effect on our business.

State laws regulate the sale of alcohol and cigarettes. A violation of or change in these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products and can also seek other remedies. Such a loss or imposition could have a material adverse effect on our business and results of operations.

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

Our growth depends, in part, on our ability to open and profitably operate new retail convenience stores and to successfully integrate acquired sites and businesses in the future.

We may not be able to open all of the currently planned new retail convenience stores, and any new stores we open may be unprofitable. Additionally, acquiring sites and businesses in the future involves risks that could cause our actual growth or operating results to fall short of expectations. If these events were to occur, each could have a material adverse impact on our financial results.

There are several factors that could affect our ability to open and profitably operate new stores or to successfully integrate acquired sites and businesses. These factors include:

•	competition in targeted market areas;
•	difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire;
•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;
•	difficulties associated with the growth of our existing financial controls, information systems, management resources and human resources needed to support our future growth;
•	difficulties with hiring, training and retaining skilled personnel, including store managers;
•	difficulties in adapting distribution and other operational and management systems to an expanded network of stores;
•	the potential inability to obtain adequate financing to fund our expansion;
•	limitations on capital expenditures or debt levels contained in our revolving credit facility;
•	difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores;
•	difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores;
•	the potential diversion of our senior management’s attention from focusing on our core business due to an increased focus on acquisitions; and
•	challenges associated with the consummation and integration of any future acquisition.

If we are unable to make acquisitions on economically acceptable terms from third parties, our future growth and ability to increase distributions to unitholders will be limited.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. The acquisition component of our growth strategy is based, in part, on our expectation of ongoing strategic divestitures of retail and wholesale fuel distribution assets by industry participants. If we are unable to make acquisitions from third parties for any reason, including if we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors, or we or the seller are unable to obtain all necessary consents, our future growth and ability to increase distributions to unitholders will be limited. In addition, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial, and other relevant information considered in determining the application of these funds and other resources. Finally, we may complete acquisitions which at the time of completion we believe will be accretive, but which ultimately may not be accretive. If any of these events were to occur, our future growth would be limited.

Any acquisitions, including the pending ETP dropdown, are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.

Any acquisitions, including contributions of assets to us by ETP, involve potential risks, including, amongst others:

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

Integration of assets acquired in past acquisitions or future acquisitions, including the proposed ETP Dropdown, with our existing business will be a complex, time-consuming and costly process, particularly given that assets acquired to date significantly increased our size and diversified the geographic areas in which we operate. A failure to successfully integrate the acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to our unitholders.

The difficulties of integrating past and future acquisitions, including the proposed ETP Dropdown, with our business include, among other things:

•	operating a larger combined organization in new geographic areas and new lines of business;
•	hiring, training or retaining qualified personnel to manage and operate our growing business and assets;
•	integrating management teams and employees into existing operations and establishing effective communication and information exchange with such management teams and employees;
•	diversion of management’s attention from our existing business;
•	assimilation of acquired assets and operations, including additional regulatory programs;
•	loss of customers or key employees;
•	maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters; and
•	integrating new technology systems for financial reporting.

If any of these risks or other unanticipated liabilities or costs were to materialize, then desired benefits from past acquisitions, future acquisitions, or contributions of assets to us by ETP may not be fully realized, resulting in a negative impact to our future results of operations. In addition, acquired assets may perform at levels below the forecasts used to evaluate their acquisition, due to factors beyond our control. If the acquired assets perform at levels below the forecasts, then our future results of operations could be negatively impacted.

Also, our reviews of proposed business or asset acquisitions are inherently imperfect because it is generally not feasible to perform an in-depth review of each such proposal given time constraints imposed by sellers. Even if performed, a detailed review of assets and businesses may not reveal existing or potential problems, and may not provide sufficient familiarity with such business or assets to fully assess their deficiencies and potential. Inspections may not be performed on every asset, and environmental problems, such as groundwater contamination, may not be observable even when an inspection is undertaken.

The pending ETP dropdown may not be consummated, which could have an adverse impact on the price of our common units.

The pending ETP Dropdown is subject to a number of closing conditions that, if not satisfied or waived, would result in the failure of the pending ETP Dropdown to be consummated. These conditions include, but are not limited to, the accuracy of each party’s representations and warranties contained in the contribution agreement, the performance by each party of its respective obligations under the contribution agreement and the absence of any court order or law restraining consummation of the pending ETP Dropdown. Satisfaction of many of these closing conditions is beyond our control and, as a result, we cannot assure you that all of the closing conditions will be satisfied or that the pending ETP Dropdown will be consummated. Our failure to complete the pending ETP Dropdown or any delays in completing the pending ETP Dropdown could have an adverse impact on our business and prospects and could negatively impact the price of our common units.

Our operations are subject to federal, state and local laws and regulations pertaining to environmental protection and operational safety that may require significant expenditures or result in liabilities that could have a material adverse effect on our business.

Our business is subject to various federal, state and local environmental laws and regulations, including those relating to terminals, underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of our employees. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Regulations under the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”), the Oil Pollution Act of 1990 (“OPA 90”) and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations (“OSRO”s) to be available to respond to a spill on water from above ground storage tanks or pipelines.

Transportation and storage of refined products over and adjacent to water involves risk and potentially subjects us to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. The Clean Water Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters, with the potential of substantial liability for the violation of permits or permitting requirements. For example, we have incurred costs of $3 million to install impervious liners within secondary containment facilities at three terminals in Hawaii to bring the properties into compliance with the Clean Water Act and may incur additional costs of $6 million or more to bring the remaining two terminals into compliance. Such costs, if realized, may have a material adverse effect on our business, liquidity, results of operations and cash available for distribution to unitholders. In a related matter, Aloha concluded negotiations with the EPA and the Department of Justice regarding alleged violations of the Clean Water Act related to the impervious liner requirement as well as alleged violations of the Clean Air Act. The final settlement between Aloha and the EPA on penalties was $650,000. Under rights of indemnification, Aloha has recovered the $650,000 paid in connection with the penalties from the Henger BV Inc. (“Henger”) escrow account funded to cover this potential liability.

Terminal operations and associated facilities are subject to the Clean Air Act as well as comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required at our facilities. Any such future obligation could require us to incur significant additional capital or operating costs.

Terminal operations are subject to additional programs and regulations under OSHA. Liability under, or a violation of compliance with, these laws and regulations, or any future laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), impose strict, and under certain circumstances, joint and several, liability on the current and former owners and operators of properties for the costs of investigation and removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. Under CERCLA and similar state laws, as persons who arrange for the transportation, treatment, and disposal of hazardous substances, we may also be subject to liability at sites where such hazardous substances come to be located. We may be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from, or in the vicinity of our current or former properties or off-site waste disposal sites. Costs associated with the investigation and remediation of contamination, as well as associated third party claims, could be substantial, and could have a material adverse effect on our business, financial condition, results of operations and our ability to service our outstanding indebtedness. In addition, the presence of, or failure to remediate, identified or unidentified contamination at our properties could materially and adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.

We are required to make financial expenditures to comply with regulations governing underground storage tanks as adopted by federal, state and local regulatory agencies. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures. For example, on September 23, 2014, the EPA sent a revised rulemaking to the federal Office of Management and Budget for final review that, once adopted by the EPA, would amend existing federal underground storage tank rules in a manner that could require us to incur substantial added costs to comply. The EPA currently projects that the revised rulemaking will be adopted by the end of 2015. Expenditures to upgrade, modify, or replace underground storage tanks and related piping may be necessary to comply with current and future laws and regulatory requirements designed to ensure the detection, prevention, investigation, and remediation of leaks and spills.

The Clean Air Act and similar state laws impose requirements on emissions from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds during the motor fueling process. While we believe we are in material compliance with all applicable regulatory requirements with respect to underground storage tank systems of the kind we use, regulatory requirements may become more stringent or apply to an increased number of underground storage tanks in the future, which would require additional, potentially material, expenditures.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We seek to comply with these requirements by maintaining insurance that we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. Coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund. More specifically, in Texas we are self-insured up to $1.0 million and have private insurance coverage should claims exceed $1.0 million. In Oklahoma and New Mexico, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance. In Tennessee and Georgia, our financial responsibility requirements are covered under the state trust fund up to the fund limits, and are backed by private insurance for sites where cleanup costs exceed the coverage of the fund and meet the requirements for third-party liability through private insurance. In Virginia, sites are covered under the state fund for site cleanup, backed by parental guarantees and private insurance at sites where cleanup costs exceed fund limits and private insurance for third-party claims. In Maryland and Hawaii, we meet our financial responsibility requirements through private insurance for both cleanup costs and third-party claims.

We are responsible for investigating and remediating contamination at a number of our current and former properties. We are entitled to reimbursement for certain of these costs under various third-party contractual indemnities and insurance policies, subject to eligibility requirements, deductibles, per incident, annual and aggregate caps. To the extent third parties (including insurers) do not pay for investigation and remediation, and/or insurance is not available, we will be obligated to make these additional payments, which could materially adversely affect our business, liquidity, results of operations and cash available for distribution to our unitholders.

We believe we are in material compliance with applicable environmental requirements; however, we cannot ensure that violations of these requirements will not occur in the future. Although we have a comprehensive environmental, health, and safety program, we may not have identified all environmental liabilities at all of our current and former locations; material environmental conditions not known to us may exist; existing and future laws, ordinances or regulations may impose material environmental liability or compliance costs on us; or we may be required to make material environmental expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire.

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

We are subject to federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products we purchase, store, transport, and sell to our distribution customers.

Various federal, state, and local government agencies have the authority to prescribe specific product quality specifications for certain commodities, including commodities that we distribute. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product, require us to incur additional handling costs and/or require the expenditure of capital. If we are unable to procure product or recover these costs through increased sales, we may not be able to meet our financial obligations. Failure to comply with these regulations could result in substantial penalties.

Future litigation could adversely affect our financial condition and results of operations.

We are exposed to various litigation claims in the ordinary course of our wholesale business operations, including dealer litigation and industry-wide or class-action claims arising from the products we carry, the equipment or processes we use or employ or industry-specific business practices. If we were to become subject to any such claims, our defense costs and any resulting awards or settlement amounts may not be fully covered by our insurance policies. Additionally, our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we are frequently party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business. While we believe these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate our financial condition and results of operations could be adversely affected.

Retailers have increasingly become targets of certain types of patent litigation by “non-practicing entities” who acquire intellectual property rights solely for purposes of instituting mass litigation. While litigation of these types are less frequent in occurrence than individual consumer claims, the cost of defense and ultimate disposition may be material to our business, financial condition, results of operation and cash available for distribution to our unitholders.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with applicable regulations relating to data security and privacy.

In the normal course of our business as a motor fuel, food service and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. In recent years several retailers have experienced data breaches resulting in exposure of sensitive customer data, including payment card information. While we have invested significant amounts in the protection of our IT systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part to comply with regulations relating to our obligation to protect such sensitive data or to the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits.

Because we depend on our senior management’s experience and knowledge of our industry, we could be adversely affected were we to lose key members of our senior management team.

We are dependent on the expertise and continued efforts of our general partner’s senior management team. If, for any reason, our senior executives do not continue to be active, our business, financial condition, or results of operations could be adversely affected. We do not maintain key man life insurance for our senior executives or other key employees.

We compete with other businesses in our market with respect to attracting and retaining qualified employees.

Our continued success depends on our ability to attract and retain qualified personnel in all areas of our business. We compete with other businesses in our market with respect to attracting and retaining qualified employees. A tight labor market, increased overtime and a higher full-time employee ratio may cause labor costs to increase. A shortage of qualified employees may require us to enhance wage and benefits packages in order to compete effectively in the hiring and retention of such employees or to hire more expensive temporary employees. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to customers. We are especially vulnerable to labor shortages in oil and gas drilling areas when energy prices are high by historical standards.

We are not fully insured against all risks incident to our business.

We are not fully insured against all risks incident to our business. We may be unable to obtain or maintain insurance with the coverage that we desire at reasonable rates. As a result of market conditions, the premiums and deductibles for certain of our insurance policies have increased and could continue to do so. Certain insurance coverage could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.

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

Our future debt levels may impair our financial condition.

We had $1.98 billion of debt outstanding as of December 31, 2015. We have the ability to incur additional debt under our revolving credit facility and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:

•	making it more difficult for us to satisfy our obligations with respect to our senior notes and our credit agreement governing our revolving credit facility;
•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, the execution of our growth strategy and other activities;
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

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet other cash needs. Our ability to service our debt will depend upon, amongst other things, our future financial and operating performance as impacted by prevailing economic conditions, and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service our debt will depend on market interest rates, since we anticipate that the rates applicable to our borrowings will fluctuate. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.

Increases in interest rates could reduce the amount of cash we have available for distributions as well as the relative value of those distributions to yield-oriented investors, which could cause a decline in the market value of our common units.

Approximately $450 million of our outstanding indebtedness as of December 31, 2015 bears interest at variable interest rates. Should those rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives--such as United States treasury securities--could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.

The credit agreement governing our revolving credit facility and the indentures governing our senior notes have substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our credit agreement, the indentures governing our senior notes and any future financing agreements may restrict our ability to finance future operations or capital needs, to engage in or expand our business activities or to pay distributions to our unitholders. For example, our credit agreement and the indentures governing our senior notes restrict our ability to, among other things:

•	incur certain additional indebtedness;
•	incur, permit, or assume certain liens to exist on our properties or assets;
•	make certain investments or enter into certain restrictive material contracts; and
•	merge or dispose of all or substantially all of our assets.

In addition, our credit agreement contains covenants requiring us to maintain certain financial ratios. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.

Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our credit agreement or the indentures governing our senior notes that are not cured or waived within the appropriate time period provided therein, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions to our unitholders will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

We depend on cash flow generated by our subsidiaries.

We are a holding company with no material assets other than the equity interests in our subsidiaries. Our subsidiaries conduct all of our operations and own all of our assets. These subsidiaries are distinct legal entities and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and our subsidiaries may not be able to, or be permitted to, make distributions to us. In the event that we do not receive distributions from our subsidiaries, we may be unable to meet our financial obligations or make distributions to our unitholders.

The swaps regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder could have an adverse effect on our ability to use derivative instruments to reduce the effect of changes in commodity prices and interest rates and other risks associated with our business.

Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules adopted by the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators establish federal regulation of the over-the-counter derivatives market and entities, such as us, participating in that market. As mandated by the Dodd-Frank Act, the CFTC has proposed rules setting limits on the positions market participants may hold in certain core futures and futures equivalent contracts, option contracts or swaps for or linked to certain physical commodities, including certain crude oil and natural gas, subject to exceptions for certain bona fide hedging and other types of transactions. Such position limits could compromise our ability to execute our hedging strategies.

Provisions of the Dodd-Frank Act and the CFTC’s rules could require us to clear on a designated clearing organization and execute on certain markets any swap we enter into that falls within a class of swaps designated by the CFTC for mandatory clearing unless we qualify for an exception from such requirements as to such swap. Although we expect to qualify for the end-user exception from such requirements for the swaps we enter into to hedge our commercial risks, if we fail to qualify for that exception as to a swap we enter into and are required to clear that swap, we would have to post margin with respect to such swap, increasing the cost of entering into and maintaining such swap.

As required by the Dodd-Frank Act, the CFTC and the federal banking regulators have adopted rules requiring certain market participants to collect margin with respect to uncleared swaps from their counterparties other than non-financial end users of swaps. Those rules are to be phased commencing on September 1, 2016. Were we not to qualify as a non-financial end user and have to post margin as to our swaps in the future, our cost of entering into and maintaining swaps would be increased. Our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or require us to post collateral with them for such swaps to offset or reduce their capital costs relating to such swaps.

The European Market Infrastructure Regulation (“EMIR”) includes regulations that may result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of, and demand for liquid collateral with respect to, any swap governed by EMIR that we enter.

The swaps-related provisions of the Dodd-Frank Act and the regulations adopted thereunder could significantly increase the cost of some derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of some derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

If future characteristics indicate that goodwill or indefinite lived tangible assets are impaired, there could be a requirement to write down amounts of goodwill and indefinite lived intangible assets and record impairment charges.

Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually, or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margins, growth rates, consumer spending levels, general economic conditions, and market price for our common units. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We could be required to evaluate recoverability if we experience, among other things, disruptions to the business, significant declines in operating results, divestitures of significant components of our business, changes in operating strategy, or sustained market capitalization declines. These types of events could result in goodwill and indefinite lived intangible asset impairment charges which could substantially affect our financial results. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing on favorable terms, or at all, in the future.

Risks Related To Our Structure

ETE owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including ETE, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.

ETE owns and controls our general partner and appoints all of the officers and directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to ETE. Therefore, conflicts of interest may arise between ETE and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•	Our general partner’s affiliates, including ETE, ETP and its affiliates, are not prohibited from engaging in other business or activities, including those in direct competition with us.
•

In addition, neither our partnership agreement nor any other agreement requires ETE to pursue a business strategy that favors us. The affiliates of our general partner have fiduciary duties to make decisions in their own best interests and in the best interest of their owners, which may be contrary to our interests. In addition, our general partner is allowed to take into account the interests of parties other than us or our unitholders, such as ETE, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•

Certain officers and directors of our general partner are officers or directors of affiliates of our general partner, and also devote significant time to the business of these entities and are compensated accordingly.

•	Affiliates of our general partner, including ETE, are not limited in their ability to compete with us and may offer business opportunities or sell assets to parties other than us.
•

Our partnership agreement provides that our general partner may, but is not required to, in connection with its resolution of a conflict of interest, seek “special approval” of such resolution by appointing a conflicts committee of the general partner’s board of directors composed of one or more independent directors to consider such conflicts of interest and to either, itself, take action or recommend action to the board of directors, and any resolution of the conflict of interest by the conflicts committee shall be conclusively deemed to be approved by our unitholders.

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

•

Our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure or an expansion capital expenditure. These determinations can affect the amount of cash that is distributed to our unitholders.

•

Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions on the incentive distribution rights.

•

Our partnership agreement permits us to distribute up to $25 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the incentive distribution rights.

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

•

ETE may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to ETE’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Our general partner has limited its liability regarding our obligations.

Other than with respect to our revolving credit facility, our general partner has limited its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s fiduciary duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

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

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As such, we rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund our acquisitions and expansion capital requirements. To the extent we are unable to finance growth externally, our cash distribution policy may significantly impair our ability to grow.

In addition, because we distribute all of our available cash, our growth rate may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to existing common units. The incurrence of bank borrowings or other debt to finance our growth strategy may result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

Our partnership agreement limits the liability and duties of our general partner and restricts the remedies available to us and our common unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement limits the liability and duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. By purchasing common units, common unitholders consent to be bound by the partnership agreement, and pursuant to our partnership agreement, each common unitholder consents to various actions and conflicts of interest contemplated in our partnership agreement that might otherwise constitute a breach of fiduciary or other duties under Delaware law. For example:

•

Our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles our general partner to consider only the interests and factors that it desires, with no duty or obligation to give consideration to the interests of, or factors affecting, our common unitholders. Decisions made by our general partner in its individual capacity will be made by ETE, as the owner of our general partner, and not by the board of directors of our general partner. Examples of such decisions include:

•	whether to exercise limited call rights;
•	how to exercise voting rights with respect to any units it owns;
•	whether to exercise registration rights; and
•	whether to consent to any merger or consolidation, or amendment to our partnership agreement.
•

Our partnership agreement provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed that the decisions were not adverse to the interests of our partnership.

•

Our partnership agreement provides that our general partner and the officers and directors of our general partner will not be liable for monetary damages to us for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those persons acted in bad faith or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.

•

Our partnership agreement provides that our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners with respect to any transaction involving an affiliate if:

•	the transaction with an affiliate or the resolution of a conflict of interest is:
•	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; or
•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates; or
•	the board of directors of our general partner acted in good faith in taking any action or failing to act.

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

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf pursuant to our partnership agreement. Our partnership agreement does not limit the amount of expenses for which our general partner and its affiliates may be reimbursed. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce the amount of cash available to pay distributions to our unitholders.

ETE may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of our general partner’s board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

ETE has the right, at any time it has received incentive distributions at the highest level to which it is entitled (50%) for each of the prior four consecutive whole fiscal quarters (and the amount of each such did not exceed adjusted operating surplus for each such quarter), to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. Following a reset election by ETE, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution reflected by the current target distribution levels.

If ETE elects to reset the target distribution levels, it will be entitled to receive a number of common units equal the number of common units which would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to ETE on the incentive distribution rights in the prior two quarters. We anticipate that ETE would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that ETE could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units to ETE in connection with resetting the target distribution levels.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our common unitholders have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, are chosen entirely by ETE due to its ownership of our general partner, and not by our common unitholders. Unlike a publicly traded corporation, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of management.

Even if holders of our common units are dissatisfied, they cannot easily remove our general partner without its consent.

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our general partner and its affiliates. As of December 31, 2015, ETE and its affiliates held approximately 43.2% of our outstanding common units, which constitutes a 38.4% limited partner interest in us.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party without the consent of our unitholders in a merger, in a sale of all or substantially all of its assets or in other transactions so long as certain conditions are satisfied. Furthermore, our partnership agreement does not restrict the ability of ETE to transfer all or a portion of its interest in our general partner to a third party. Any new owner of our general partner or our general partner interest would then be in a position to replace the board of directors and executive officers of our general partner with its own designees without the consent of unitholders and thereby exert significant control over us, and may change our business strategy.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right.

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;
•	the amount of cash available for distribution on each unit may decrease;
•	the ratio of taxable income to distributions may increase;
•	the relative voting strength of each previously outstanding unit may be diminished; and
•	the market price of the common units may decline.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by ETP.

As of December 31, 2015, ETP owned 37,776,746 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our outstanding common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may not pay cash distributions during periods when we record net income.

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, or the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to such purchaser at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

The NYSE does not require a publicly traded partnership like us to comply with certain corporate governance requirements.

Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to stockholders of corporations that are subject to all of the corporate governance requirements of the applicable stock exchange.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes or we were otherwise subject to a material amount of entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are currently subject to the entity-level Texas franchise tax. Imposition of any such additional taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

On November 2, 2015, President Obama signed into law the Bipartisan Budget Act of 2015 (the Act). The Act includes significant changes to the rules governing the audits of entities that are treated as partnerships for U.S. federal income tax purposes. The new rules under the Act, which are effective for tax years beginning after December 31, 2017, repeal and replace the regimes under current “TEFRA” audit provisions for partnerships. The Act allows a partnership to elect to apply these provisions to any return of the partnership filed for partnership taxable years beginning after the date of the enactment, November 2, 2015. The Partnership does not intend to elect to apply these provisions for any tax return filed for partnership taxable years beginning before January 1, 2018.

Under the new streamlined audit procedures, a partnership would be responsible for paying the imputed underpayment of tax resulting from the audit adjustments in the adjustment year even though partnerships are “pass through entities”. However, as an alternative to paying the imputed underpayment of tax at the partnership level, a partnership may elect to provide the audit adjustment information to the reviewed year partners, whom in turn would be responsible for paying the imputed underpayment of tax in the adjustment year.

Should a partnership not elect to pass the audit adjustments on to its partners, the partnerships imputed underpayment generally would be determined at the highest rate of tax in effect for the reviewed year. Currently, the highest rate of tax would be 39.6% for individual taxpayers. However, the Act authorizes the Treasury to establish procedures whereby the imputed underpayment amount may be modified to more accurately reflect the amount owed, if the partnership can substantiate a lower tax rate or demonstrate a portion of the imputed underpayment amount is allocable to a partner that would not owe tax (a tax exempt entity) or a partner has already paid the tax. It is not yet clear how state and local tax authorities will respond to the new regime. The Partnership is closely monitoring the development and issuance of regulations or other additional guidance under the new partnership audit regime.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, the Department of Treasury recently issued proposed regulations that, if finalized in their current form, would restrict the types of natural resource activities that generate qualifying income for publicly traded partnerships. We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the proposed regulations. However, the proposed regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Internal Revenue Code of 1986, as amended. In addition, from time to time, the administration and members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us and may be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

We have subsidiaries that are treated as corporations for U.S. federal income tax purposes and are subject to corporate-level income taxes.

Even though we (as a partnership for U.S. federal income tax purposes) are not subject to U.S. federal income tax, some of our operations are currently conducted through subsidiaries that are organized as corporations for U.S. federal income tax purposes. The taxable income, if any, of these subsidiaries is subject to corporate-level U.S. federal income taxes, which may reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS or other state or local jurisdictions were to successfully assert that these corporations have more tax liability than we anticipate or legislation is enacted that increases the corporate tax rate, then cash available for distribution could be further reduced. The income tax return filing positions taken by these corporate subsidiaries requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the amounts of deductible and taxable items. Despite our belief that the income tax return positions taken by these subsidiaries are fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.

Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, our unitholders will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two U.S. federal income tax returns (and unitholders receiving two Schedules K-1 if relief was not available, as described below) for one fiscal year and would result in a deferral of depreciation deductions allowable in computing a unitholder’s share of our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our technical termination currently would not affect our classification as a partnership for U.S. federal income tax purposes but instead we would be treated as a new partnership for U.S. federal income tax purposes. If we were treated as a new partnership for U.S. federal income tax purposes, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a technical termination occurred. Pursuant to an IRS relief procedure the IRS may allow, among other things, a constructively terminated partnership to provide a single Schedule K-1 for the calendar year in which a termination occurs.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells its common units, it will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income result in a decrease in its tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units it sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price the unitholder receives is less than its original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its common units, the unitholder may incur a tax liability in excess of the amount of cash it receives from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their shares of our taxable income. Unitholders that are tax-exempt entities or non-U.S. persons should consult their tax advisors before investing in our common units.

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, recently enacted legislation applicable to partnership tax years beginning after 2017 changes the audit procedures for large partnerships and in certain circumstances would permit the IRS to assess and collect taxes (including any applicable penalties and interest) resulting from partnership-level U.S. federal income tax audits directly from us in the year in which the audit is completed. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced. Our costs of any contest by the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a unitholder. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The U.S. Treasury Department and the IRS recently issued final regulations pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders although such tax items must be prorated on a daily basis. We are currently evaluating these regulations, which apply to certain publicly traded partnerships, including us, for taxable years beginning on or after August 3, 2015. However, these regulations do not specifically authorize the use of the proration method we have currently adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there is no tax concept of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned common units. In that case, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their common units should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies in determining unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, unitholders may be subject to other taxes, including state and local income taxes, unincorporated business taxes, and estate, inheritance or intangibles taxes that may be imposed by the various jurisdictions in which we conduct business or own property now or in the future or in which the unitholder is a resident. We currently own property or do business in a substantial number of states, most of which impose a personal income tax and many impose an income tax on corporations and other entities. We may also own property or do business in other states in the future. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in us.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides summary information of our owned and leased real property as of December 31, 2015, inclusive of executed renewal options:

		Leased Locations by Expirations
	Owned	0-5 Years	6-10 Years	11-15 Years	16 + Years	Total
Wholesale dealer and consignment sites	640	61	43	27	41	812
Company-operated convenience stores	551	100	129	90	30	900
Warehouses and offices	17	6	1	—	2	26
Total	1,208	167	173	117	73	1,738
Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are currently a party to any litigation that will have a material adverse impact on our financial condition or results of operations.

On May 19, 2014, prior to our acquisition of Aloha, the United States Department of Justice and the Environmental Protection Agency (the “EPA/DOJ”) notified Aloha that improvements made in 2006 and 2008 to the loading rack at Aloha’s Hilo East terminal, located in Hilo, Hawaii (the “Hilo East Terminal”), triggered the New Source Performance Standards of the Clean Air Act and that vapor emission controls should therefore have been installed on the loading rack at such time. The EPA/DOJ also notified Aloha that the secondary containment area at the Hilo East Terminal did not have a sufficiently impervious liner and that Aloha would face a penalty for the alleged noncompliance with the Clean Water Act.

While Aloha does not admit fault with regard to the alleged Clean Air Act and Clean Water Act non-compliance, a civil settlement was reached with the EPA/DOJ on December 1, 2015, under which Aloha agreed to pay a $650,000 penalty to the EPA/DOJ, permanently close the Hilo East Terminal, and install improved containment at all other Aloha facilities. Under rights of indemnification, Aloha has recovered the $650,000 paid in connection with the penalties from the Henger escrow account funded to cover this potential liability.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our Partnership Interest

As of February 22, 2016, we had outstanding 87,365,706 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and incentive distribution rights (“IDRs”). As of February 22, 2016, ETP directly and indirectly owned approximately 43.2% of our outstanding common units, which constitutes a 36.4% limited partner ownership interest in us. Our general partner, Sunoco GP LLC, is 100% owned by ETE and owns a non-economic general partner interest in us. ETE also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.4375 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “SUN”.

Our common units have been traded on the NYSE since September 20, 2012. The following table sets forth high and low sales prices per common unit and cash distributions declared per common unit for the periods indicated. The last reported sales price for our common units on February 22, 2016, was $30.96.

	Sales Price per Common Unit		Quarterly Cash Distribution
	High	Low	per Unit	Distribution Date
Quarter Ended
December 31, 2015	$40.06	$32.01	$0.8013	February 16, 2016
September 30, 2015	$46.08	$29.50	$0.7454	November 27, 2015
June 30, 2015	$54.83	$42.60	$0.6934	August 28, 2015
March 31, 2015	$53.52	$45.00	$0.6450	May 29, 2015
December 31, 2014	$55.99	$42.28	$0.6000	February 27, 2015
September 30, 2014	$59.99	$46.49	$0.5457	November 28, 2014
June 30, 2014	$47.93	$35.08	$0.5197	August 29, 2014
March 31, 2014	$37.44	$32.00	$0.5021	May 30, 2014

Holders

At the close of business on February 22, 2016, we had five holders of record of our common units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Definition of Available Cash

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of the quarter; less, the amount of cash reserves established by our general partner at the date of determination of available cash for the quarter to:

•	provide for the proper conduct of our business;
•	comply with applicable law, any of our debt instruments or other agreements or any other obligation; or
•	provide funds for distributions to our unitholders for any one or more of the next four quarters;

plus, if our general partner so determines on the date of determination, all or any portion of the cash on hand immediately prior to the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

Minimum Quarterly Distributions

We intend to make a cash distribution to the holders of our common units and Class C units on a quarterly basis to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including payments to our general partner and its affiliates. However, there is no guarantee that we will pay the minimum quarterly distribution, as described below, on our common units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

Incentive Distribution Rights

The following table illustrates the percentage allocations of available cash from operating surplus, after the payment of distributions to the Class C unitholders, between our common unitholders and the holder of our IDRs based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of the holder of our IDRs and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our common unitholders and the holder of our IDRs for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. ETE has owned our IDRs since August 2015. ETP owned our IDRs from September 2014 through August 2015 and, prior to that period the IDRs were owned by Susser.

		Marginal percentage interest in distributions
	Total quarterly distribution per Common unit target amount	Common Unitholders	IDR Holder
Minimum Quarterly Distribution	$0.4375	100%	—
First Target Distribution	Above $0.4375 up to $0.503125	100%	—
Second Target Distribution	Above $0.503125 up to $0.546875	85%	15%
Third Target Distribution	Above $0.546875 up to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Subordinated Units

Until the end of the subordination period on November 30, 2015, ETP owned, directly or indirectly, all of our subordinated units. The principal difference between our common units and subordinated units was that in any quarter during the subordination period, holders of the subordinated units were not entitled to receive any distribution until the common units had received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters.

The subordination period ended on November 30, 2015, the first business day after we earned and paid at least $1.75 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date. Upon ending of the subordination period, the 10,939,436 subordinated units owned by subsidiaries of ETP converted into 10,939,436 common units on a one-for-one basis.

Class A Units

Class A Units were entitled to receive distributions on a pro rata basis with common units, except that Class A Units did not share in distributions of cash to the extent such cash was derived from or attributable to any distribution received by the Partnership from PropCo, the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries. Distributions made to holders of Class A Units were disregarded for purposes of determining distributions on the Partnership’s incentive distribution rights. The Class A Units were exchanged for Class C Units on January 1, 2016 as discussed below.

Class C Units

On January 1, 2016, we issued an aggregate of 16,410,780 Class C units (“Class C Units”) consisting of (i) 5,242,113 Class C Units that were issued to Aloha as consideration for the contribution by Aloha to an indirect wholly owned subsidiary of the Partnership of all of Aloha’s assets relating to the wholesale supply of fuel and lubricants; and (ii) 11,168,667 Class C Units that were issued to indirect wholly owned subsidiaries of the Partnership in exchange for all of the outstanding Class A Units held by such subsidiaries.

Our Class C Units are entitled to receive quarterly distributions at a rate of $0.8682 per Class C Unit. The distributions on the Class C Units are paid out of our available cash, except that the Class C Units do not share in distributions of available cash to the extent such cash is derived from or attributable to any distribution received by us from PropCo (our indirect wholly owned subsidiary that is subject to state and federal income tax), the proceeds of any sale of the membership interests in PropCo, or any interest or principal payments we receive with respect to indebtedness of PropCo or its subsidiaries. The Class C Units are entitled to receive distributions of available cash (other than available cash attributable to PropCo) prior to distributions of such cash being made on our common units. Any unpaid distributions on the Class C Units will accrue interest at a rate of 1.5% per annum until paid in full in cash. The Class C Units are perpetual, do not have any rights of redemption or conversion, do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, and are not traded on any public securities market.

Equity Compensation Plan

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 11. “Executive Compensation”.

Item 6.	Selected Financial Data

On April 1, 2015 we acquired a 31.58% membership interest in Sunoco LLC. Because we have a controlling interest in Sunoco LLC as a result of our 50.1% voting interest, our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we do not own is presented as noncontrolling interest in our consolidated financial statements.

Selected financial data set forth below are presented for the period January 1, 2014 to August 31, 2014 (the “Predecessor Period”) prior to ETP’s acquisition of Susser on August 29, 2014 (the “ETP Merger”). From September 1, 2014 to December 31, 2014, financial data is presented for the Partnership after the ETP Merger and under the application of “push down” accounting that required its assets and liabilities to be adjusted to fair value on August 31, 2014 (“Successor Period”). The following tables set forth key operating metrics as of and for the periods indicated and have been derived from our audited historical consolidated financial statements. For the three and nine months ended September 30, 2014, we have combined the Predecessor Period and the Successor Period and presented the unaudited financial data on a combined basis for comparative purposes. This combination does not comply with generally accepted accounting principles or the rules for unaudited pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our financial results. The impact from “push down” accounting related to the ETP Merger resulted in a $1.7 billion net change in the fair value of the Partnership’s assets and liabilities and a $4.1 million decrease in depreciation expense, offset by a $3.9 million increase in amortization expense.

The 2014 results also reflect the results of the Susser, Sunoco LLC, and MACS acquisitions beginning on September 1, 2014, the initial date of common control, since these acquisitions were accounted for as transactions between entities under common control, and the results of the Aloha acquisition beginning on December 16, 2014.

Prior to our IPO, our wholesale assets were a part of the integrated operations of Susser. Accordingly, gross profit in the period prior to our IPO includes only gross profit received from third parties for our wholesale distribution services. In addition, the results of operations included results from consignment contracts retained by Susser following the IPO. For this reason, our results of operations are not comparable before and after the IPO.

The selected financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Predecessor			Combined	Successor
	Year ended December 31, 2011	Year ended December 31, 2012 (1)	Year ended December 31, 2013	Year ended December 31, 2014 (3)	Year ended December 31, 2015
	(in thousands, except per unit data)
Statement of Income Data:
Total revenues	$3,874,980	$4,321,412	$4,492,579	$10,317,548	$16,935,347
Total gross profit	43,023	51,502	70,964	441,765	1,458,164
Operating expenses	26,062	28,090	30,026	393,763	1,139,914
Income from operations	16,961	23,412	40,938	48,002	318,250
Net income attributable to limited partners	$10,598	$17,570	$37,027	$56,743	$87,238
Net income per common limited partner unit (2)		$0.42	$1.69	$1.87	$1.11
Net income per subordinated limited partner unit (2)		$0.42	$1.69	$1.87	$1.40
Cash distribution per unit (2)		$0.47	$1.84	$2.17	$2.89
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$14,665	$16,488	$50,680	$210,714	$385,750
Investing activities	$(19,153)	$(190,949)	$6,358	$(986,113)	$(2,342,478)
Financing activities	$(21)	$180,973	$(55,640)	$768,970	$1,893,085

	Predecessor			Successor
	As of December 31,
	2011	2012	2013	2014 (3)	2015
	(in thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$240	$6,752	$8,150	$125,426	$61,783
Property and equipment, net	39,049	68,173	180,127	2,081,126	2,397,266
Total assets	231,316	355,800	390,084	6,148,865	6,247,583
Total liabilities	115,503	277,468	310,391	2,305,709	3,153,168
Total equity	115,813	78,332	79,693	3,843,156	3,094,415

(1)

Results include activity prior to our IPO on September 25, 2012 when our wholesale assets were integrated with Susser. Our results of operations for fiscal 2012 are not comparable before and after September 25, 2012.

(2)	Calculated based on operations since September 25, 2012, the date of our IPO.
(3)

Reflects combined results of the Predecessor period from January 1, 2014 through August 31, 2014, and the Successor period from September 1, 2014 to December 31, 2014. The impact from “push down” accounting related to the ETP Merger resulted in a $1.7 billion net change in the fair value of the Partnership’s assets and liabilities and a $4.1 million decrease in depreciation expense, offset by a $3.9 million increase in amortization expense. See Note 4 in the accompanying Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Our ability to make, complete and integrate acquisitions from affiliates or third-parties, including the recently completed acquisitions of Susser Holdings Corporation (“Susser”), Sunoco, LLC (“Sunoco LLC”), Aloha Petroleum Ltd. (“Aloha”) and Mid-Atlantic Convenience Stores, LLC (“MACS”) and the recently announced acquisition of the remaining membership interests in Sunoco LLC and the retail assets of Sunoco, Inc (R&M) (the “ETP dropdown”);

•	Business strategy and operations of Energy Transfer Partners, L.P. (“ETP”) and Energy Transfer Equity, L.P. (“ETE”) and ETP’s and ETE’s conflicts of interest with us;
•	Changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;
•	Our dependence on limited principal suppliers;
•	Competition in the wholesale motor fuel distribution and convenience store industry;
•	Changing customer preferences for alternate fuel sources or improvement in fuel efficiency;
•	Environmental, tax and other federal, state and local laws and regulations;
•	The fact that we are not fully insured against all risks incident to our business;
•	Dangers inherent in the storage and transportation of motor fuel;
•	Our reliance on senior management, supplier trade credit and information technology; and
•

Our partnership structure, which may create conflicts of interest between us and Sunoco GP LLC, our general partner (“General Partner”) and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.

Overview

We are a growth-oriented Delaware master limited partnership. We are engaged in the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, through our 31.58% membership interest in Sunoco LLC, we are the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of 4,997 Sunoco-branded third-party and affiliate operated locations.

As used in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership”, “SUN”, “we”, “us”, or “our” should be understood to refer to Sunoco LP, known prior to October 27, 2014 as Susser Petroleum Partners LP, and our consolidated subsidiaries, including Sunoco LLC on a 100% consolidated basis, unless the context clearly indicates otherwise or unless Sunoco LLC is referenced separately. Although we only have a 31.58% membership interest in Sunoco LLC, because we have a controlling interest as a result of our 50.1% voting interest in Sunoco LLC, it is considered a consolidated subsidiary for financial statement reporting purposes.

We are managed by our General Partner and a majority of our outstanding common units are owned by ETP. Both our General Partner and ETP are in in turn owned by ETE, another publicly traded master limited partnership. ETP currently owns 37,776,746 common units (representing 38.4% of the Partnership’s outstanding units). Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.

On April 1, 2015 and July 31, 2015, we completed the acquisition of a 31.58% membership interest in Sunoco LLC and 100% of the issued and outstanding shares of capital stock of Susser, respectively. Results of operations for these acquisitions, deemed transactions between entities under common control, have been included in our consolidated results of operations since September 1, 2014, the date of common control.

On November 15, 2015, we entered into a Contribution Agreement (the “ETP Dropdown Contribution Agreement”) with Sunoco LLC, Sunoco Inc., ETP Retail Holdings, LLC (“ETP Retail”), our General Partner, and ETP. Pursuant to the terms of the ETP Dropdown Contribution Agreement, we agreed to acquire from ETP Retail, effective January 1, 2016, (a) 100% of the issued and outstanding membership interests of Sunoco Retail LLC, an entity that will be formed by Sunoco, Inc. (R&M), an indirect wholly-owned subsidiary of Sunoco Inc., prior to the closing of the transactions contemplated by the ETP Dropdown Contribution Agreement, and (b) 68.42% of the issued and outstanding membership interests of Sunoco LLC. (read “Item 1. Business Acquisitions” for further discussion).

In late 2015, we announced plans to open a corporate office in Dallas, Texas. Certain employees will be relocating from Philadelphia, Houston and Corpus Christi. Currently, the relocation is in the preliminary stages and no significant costs or liabilities have been incurred or recognized as of December 31, 2015. We are not currently able to reasonably estimate the costs to be incurred in 2016 in connection with the relocation, but we do not expect such costs to have a material adverse effect on our financial condition, results of operations or cash flows.

Through our ownership interest in Sunoco LLC we are the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of approximately 5,000 Sunoco-branded company, third-party, and affiliate operated locations throughout the East Coast, Midwest and Southeast regions of the United States as well as 191 company operated Sunoco branded locations in Texas. We believe we are one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. Sales of fuel from our wholesale segment to our retail segment are delivered at a cost plus profit margin.

We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to:

•	approximately 900 company-operated convenience stores and fuel outlets, including 725 Stripes convenience stores;
•	438 Sunoco-operated convenience stores and retail fuel outlets, pursuant to the SUN R&M Distribution Contract (supplied by Sunoco LLC);
•	147 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;
•

5,323 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers,” or “distributors” pursuant to long-term distribution agreements (including 4,624 Sunoco branded dealers and distributors supplied by Sunoco LLC on a consolidated basis); and

•

approximately 1,930 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers (including 373 supplied by Sunoco LLC on a consolidated basis).

Our retail segment operates approximately 900 convenience stores and fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. We sold 1.4 billion retail gallons at these sites during the twelve months ended December 31, 2015. We anticipate we will continue to grow through organic growth activity. We opened 38 new retail sites during the twelve months ended December 31, 2015, which is reflected in retail activity for the period.

We operate 725 Stripes convenience stores that carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. Our proprietary in-house Laredo Taco Company restaurant is implemented in approximately 440 Stripes convenience stores and we intend to implement it in all newly constructed Stripes convenience stores. Additionally, we have 45 national branded restaurant offerings in our Stripes stores.

We operate approximately 175 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuel and other services.

Our affiliate, Sunoco Inc., operates 438 retail convenience stores and fuel outlets, primarily under its proprietary iconic Sunoco fuel brand. Our business is integral to the success of Sunoco Inc.’s retail operations, and Sunoco Inc. purchases substantially all of its motor fuel from us under the SUN R&M Distribution Contract. During the twelve months ended December 31, 2015, we distributed 1.1 billion gallons of motor fuel under this contract.

We also sell fuel directly to third-party wholesale customers. We distributed 5.1 billion gallons of motor fuel to third-party wholesale customers during the twelve months ended December 31, 2015. This includes 4.1 billion gallons sold by Sunoco LLC on a consolidated basis.

Market and Industry Trends and Outlook

We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. We base our expectations on information currently available to us and assumptions made by us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results. Read “Item 1A. Risk Factors” for additional information about the risks associated with purchasing our common units.

Regional Trends

A significant portion of our business is conducted in Texas. The economy in Texas has continued to fare better than many other parts of the nation, partly as a result of a relatively stable housing market and strong population growth and job creation. However, the recent declines in crude oil pricing may result in a slowdown of economic activity in certain of our Texas markets.

Our MACS, Aloha, and Sunoco LLC operations provide both geographic and business diversification. MACS supports retail convenience store and contracted dealer fuel distribution locations in Virginia, Maryland, Tennessee and Georgia. Additionally, many of the local markets in which our stores operate contain restrictions on new development, creating barriers to new entrants. Through Aloha, we are a leading fuel distributor and convenience store operator across four islands of Hawaii. Our Sunoco LLC business also operates in more than 26 states.

Industry Consolidation

There has been considerable consolidation in our industry as major integrated oil companies continue to divest sites they own or lease, and independent dealers continue to experience pressure from increased competition from non-traditional fuel suppliers, such as Walmart and grocery store chains. We capitalized on the complementary relationship between our wholesale and retail business by pursuing, both independently and jointly with ETP, mixed asset acquisition opportunities which may not be attractive to a pure wholesaler or pure retailer. We believe that certain strategic opportunities will continue to exist for us related to these divestitures that will provide us with opportunities to grow our fuel, merchandise, and rental income revenues.

Seasonality

Our business exhibits some seasonality due to our customers’ increasing demand for motor fuel during the late spring and summer months as compared to the fall and winter months. Travel, recreation, and construction activities typically increase in these months, driving up the demand for motor fuel and merchandise sales. Our revenues are typically somewhat higher in the second and third quarters of our fiscal years due to this seasonality. Results from operations may therefore vary from period to period.

Key Measures Used to Evaluate and Assess Our Business

Management uses a variety of financial measurements to analyze business performance, including the following key measures:

•

Wholesale and retail motor fuel gallons sold. One of the primary drivers of our business is the total volume of motor fuel sold through our wholesale and retail channels. Fuel distribution contracts with our wholesale customers generally provide that we distribute motor fuel at a fixed, volume-based profit margin or at an agreed upon level of price support. As a result, wholesale gross profit is directly tied to the volume of motor fuel that we distribute.

•

Gross profit per gallon. Gross profit per gallon is calculated as the gross profit on motor fuel (excluding non-cash fair value adjustments) divided by the number of gallons sold, and is typically expressed as cents per gallon. Pursuant to the SUN R&M Distribution Contract, we record a fixed profit margin per gallon on all motor fuel we distribute to Sunoco convenience stores. The financial impact of this profit margin is reflected in Wholesale – contract affiliated cents per gallon. Our gross profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail gross profit per gallon is heavily impacted by volatile pricing and intense competition from club stores, supermarkets and other retail formats.

•

Merchandise gross profit and margin. Merchandise gross profit is calculated as the gross sales price of merchandise less direct cost of goods and shortages, including bad merchandise and theft. Merchandise margin is calculated as merchandise gross profit as a percentage of merchandise sales. We do not include gross profit from ancillary products and services in the calculation of merchandise gross profit.

•

Adjusted EBITDA and distributable cash flow. Adjusted EBITDA as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion, further adjusted to exclude allocated non-cash compensation expense and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. Effective September 1, 2014, as a result of the ETP Merger, we define Adjusted EBITDA to also include adjustments for unrealized gains and losses on commodity derivatives and inventory fair value adjustments. We define distributable cash flow as Adjusted EBITDA less cash interest expense, including the accrual of interest expense related to our 2020 and 2023 Senior Notes which is paid on a semi-annual basis, current income tax expense, maintenance capital expense and other non-cash adjustments.

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

Beginning with the acquisition of MACS on October 1, 2014, we began operating our business in two primary operating segments, wholesale and retail, both of which are included as reportable segments. As a result, the three month period ended September 30, 2014 includes retail operations for the month of September 2014, only.

On April 1, 2015, we acquired a 31.58% membership interest in Sunoco LLC. Because we have a controlling interest in Sunoco LLC as a result of our 50.1% voting interest, our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we do not own is presented as a noncontrolling interest in our consolidated financial statements.

Key operating metrics set forth below are presented for the period January 1, 2014 to August 31, 2014 prior to the ETP Merger (the “Predecessor Period”). From September 1, 2014 to December 31, 2014, financial data is presented for the Partnership after the ETP Merger and under the application of “push down” accounting that required its assets and liabilities to be adjusted to fair value on August 31, 2014 (“Successor Period”). The following tables set forth key operating metrics as of and for the periods indicated and have been derived from our audited historical consolidated financial statements. For the year ended December 31, 2014, we have combined the Predecessor Period and the Successor Period and presented the unaudited financial data on a combined basis for comparative purposes. This combination does not comply with generally accepted accounting principles or the rules for unaudited pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our financial results. The impact from “push down” accounting related to the ETP Merger resulted in a $4.1 million decrease in depreciation expense, offset by a $3.9 million increase in amortization expense.

	Year Ended December 31,
	2013	2014			2015
	Total	Wholesale (2)	Retail (2)	Total (1)	Wholesale	Retail	Total
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenues:
Retail motor fuel sales	$—	$—	$1,298,804	$1,298,804	$—	$3,247,545	$3,247,545
Wholesale motor fuel sales to third parties	1,502,786	5,510,837	—	5,510,837	10,104,193	—	10,104,193
Wholesale motor fuel sales to affiliates	2,974,122	2,972,732	—	2,972,732	1,832,606	—	1,832,606
Merchandise sales	—	—	472,604	472,604	—	1,595,674	1,595,674
Rental income	10,060	26,459	6,873	33,332	51,599	20,131	71,730
Other income	5,611	2,215	27,024	29,239	27,674	55,925	83,599
Total revenues	$4,492,579	$8,512,243	$1,805,305	$10,317,548	$12,016,072	$4,919,275	$16,935,347
Gross profit:
Retail motor fuel	$—	$—	$138,830	$138,830	$—	$330,976	$330,976
Wholesale motor fuel	57,904	92,173	—	92,173	450,319	—	450,319
Merchandise	—	—	152,322	152,322	—	526,741	526,741
Rental and other	13,060	34,002	24,438	58,440	74,339	75,789	150,128
Total gross profit	$70,964	$126,175	$315,590	$441,765	$524,658	$933,506	$1,458,164
Net income attributable to limited partners (6)	$37,027	$85,850	$(29,107)	$56,743	$38,440	$48,798	$87,238
Adjusted EBITDA attributable to partners (6,7)	$51,884	$136,646	$114,418	$251,064	$192,100	$251,990	$444,090
Distributable cash flow attributable to partners, as adjusted (6,7)	$47,678			$98,658			$272,218
Operating Data:
Total motor fuel gallons sold:
Retail			441,377	441,377		1,414,326	1,414,326
Wholesale (3)	517,775	2,180,320		2,180,320	5,131,417		5,131,417
Wholesale contract affiliated (4)	1,053,259	1,122,664		1,122,664	1,096,807		1,096,807
Motor fuel gross profit cents per gallon (5):
Retail			35.2¢	35.2¢		23.9¢	23.9¢
Wholesale (3)	5.1¢	10.6¢		10.6¢	9.4¢		9.4¢
Wholesale contract affiliated (4)	3.0¢	3.3¢		3.3¢	4.0¢		4.0¢
Volume-weighted average for all gallons	3.7¢			11.3¢			11.3¢
Retail merchandise margin			32.2%			33.0%

(1)

Reflects combined results of the Predecessor Period from January 1, 2014 through August 31, 2014, and the Successor Period from September 1, 2014 to December 31, 2014. The impact in the Successor Period from “push down” accounting related to the ETP Merger resulted in a $4.1 million decrease in depreciation expense, offset by a $3.9 million increase in amortization expense. See Note 4 in the Notes to the accompanying Consolidated Financial Statements.

(2)	Reflects MACS and Sunoco LLC wholesale operations and MACS and Susser retail operations, beginning September 1, 2014.
(3)

Reflects all wholesale transactions excluding those pursuant to the Susser Distribution Contract for January 1, 2014 through August 31, 2014 and the SUN R&M Distribution Contract for all periods presented at set margins as dictated by the agreements.

(4)	Reflects transactions pursuant to the Susser and Sunoco Inc. Distribution Contracts at set margins as dictated by agreements. Susser Distribution Contract included during predecessor period only.
(5)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.
(6)	Excludes the noncontrolling interest results of operations related to our consolidated variable interest entities (“VIEs”) and Sunoco LLC.

(7)

We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. Effective September 1, 2014, as a result of the ETP Merger and to conform the method by which we measure our business to that of ETP’s operations, we define Adjusted EBITDA to also include adjustments for unrealized gains and losses on commodity derivatives and inventory fair value adjustments. We define distributable cash flow as Adjusted EBITDA less cash interest expense, including the accrual of interest expense related to our 2020 and 2023 Senior Notes that is paid on a semi-annual basis, current income tax expense, maintenance capital expenditures, and other non-cash adjustments. Further adjustments are made to distributable cash flow for certain transaction-related and non-recurring expenses that are included in net income.

We believe EBITDA, Adjusted EBITDA and distributable cash flow are useful to investors in evaluating our operating performance because:

•	Adjusted EBITDA is used as a performance measure under our revolving credit facility;
•	securities analysts and other interested parties use such metrics as measures of financial performance, ability to make distributions to our unitholders and debt service capabilities;
•	our management uses them for internal planning purposes, including aspects of our consolidated operating budget, and capital expenditures; and
•

distributable cash flow provides useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, and as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

EBITDA, Adjusted EBITDA and distributable cash flow are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, Adjusted EBITDA and distributable cash flow have limitations as analytical tools, and one should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our total cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	they do not reflect changes in, or cash requirements for, working capital;
•	they do not reflect interest expense or the cash requirements necessary to service interest or principal payments on our revolving credit facility or term loan;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	as not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow:

	Year Ended December 31,
	2013	2014			2015
	Total	Wholesale (2)	Retail (2)	Total (1)	Wholesale	Retail	Total
	(in thousands)
Net income (loss) and comprehensive income (loss)	$37,027	$(86,571)	$48,976	$(37,595)	$134,333	$49,272	$183,605
Depreciation, amortization, and accretion	8,687	34,971	35,821	70,792	67,780	133,239	201,019
Interest expense, net	3,471	7,362	8,340	15,702	54,296	33,279	87,575
Income tax expense	440	67,978	1,917	69,895	4,321	42,749	47,070
EBITDA	49,625	23,740	95,054	118,794	260,730	258,539	519,269
Non-cash compensation expense	1,935	5,119	3,798	8,917	4,016	1,687	5,703
Loss (gain) on disposal of assets & impairment charge	324	(309)	(124)	(433)	1,440	610	2,050
Unrealized (gains) losses on commodity derivatives	—	(1,166)	—	(1,166)	1,848	—	1,848
Inventory fair value adjustments (8)	—	176,710	16,733	193,443	77,849	6,981	84,830
Adjusted EBITDA	51,884	204,094	115,461	319,555	345,883	267,817	613,700
Adjusted EBITDA attributable to noncontrolling interest	—	67,448	1,043	68,491	153,783	15,827	169,610
Adjusted EBITDA attributable to partners	51,884	136,646	114,418	251,064	192,100	251,990	444,090
Cash interest expense	3,090			12,029			76,213
Income tax expense (current)	302			3,275			(18,353)
Maintenance capital expenditures	814			5,196			34,559
Preacquisition earnings	—			138,076			85,556
Distributable cash flow attributable to partners	$47,678			$92,488			$266,115
Transaction-related expenses	—			6,170			6,118
Distributable cash flow attributable to partners, as adjusted	$47,678			$98,658			$272,233

(8)	Reflects the partnership’s cash interest paid less the cash interest paid on our VIE debt of $9.1 million during the year ended December 31, 2015.
(9)	Due to the change in fuel prices, we recorded a $193.4 million and $84.8 million write-down of the value of fuel inventory during the years ended December 31, 2014 and 2015, respectively.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 (Combined Basis)

The following discussion of results for 2015 compared to 2014 compares the operations for the years ended December 31, 2015 and 2014, respectively. The year ended December 31, 2014 consists of results of operations from the Predecessor and Successor Periods, reflecting “push down” accounting after the ETP Merger. The acquisitions of MACS, Susser, and Sunoco LLC were considered transactions between entities under common control, and as such, results are reflected as of September 1, 2014, the initial date of common control for accounting purposes.

Revenue. Total revenue for 2015 was $16.9 billion, an increase of $6.6 billion from 2014. The increase is primarily attributable to the following changes in revenue, slightly offset by a year-over-year decrease in average fuel pricing in continuing operations:

•

an increase in wholesale motor fuel revenue of $3.4 billion, of which $5.2 billion is due to the addition of the Sunoco LLC business, partially offset by a $1.1 billion decrease in sales to affiliates in our legacy wholesale business due to the acquisition and consolidation of Susser, an affiliate in the Predecessor Period;

•	the addition of retail fuel revenue totaling $2.1 billion and merchandise revenue of $1.1 billion, attributable to the addition of MACS, Susser, and Aloha operations; and
•

an increase in rental and other revenue of $92.8 million as a result of a $38.4 million increase in rental income primarily due to the addition of the MACS, Susser and Sunoco LLC businesses and a $54.4 million increase in other income primarily related to increased other retail income such as car wash, ATM, and lottery income.

Cost of Sales and Gross Profit. Gross profit for 2015 was $1.5 billion, an increase of $1.1 billion from 2014. The increase in gross profit is attributable to the following:

•

an increase in the gross profit on wholesale motor fuel sales of $358.1 million, of which, $337.1 million is due to the addition of the Sunoco LLC business; partially offset by a decline in our legacy wholesale business due to declining oil prices;

•	the addition of $192.1 million of gross profit on retail motor fuel sales and $374.4 million of gross profit on merchandise sales related to our MACS, Susser and Aloha operations; and
•	an increase in rent and other gross profit of $91.7 million related to rental income and other retail revenue items as mentioned above.

Total Operating Expenses. Total operating expenses for 2015 were $1.1 billion, an increase of $746.2 million from 2014. The increase in total operating expenses is attributable to the following:

•

an increase in general and administrative expenses of $103.3 million, of which $49.1 million and $40.7 million is due to the addition of Sunoco LLC and Susser, respectively, $6.1 million of acquisition related costs, and the remaining being attributable to MACS and Aloha;

•

an increase in other operating expenses of $446.3 million, of which, $321.6 million, $62.3 million, $35.1 million, and $38.0 million, are attributable to the Susser, MACS, Aloha and Sunoco LLC businesses, respectively;

•

increased depreciation, amortization and accretion expense of $130.2 million, of which $53.4 million and $49.0 million is attributable to the Sunoco LLC business and the MACS and Aloha businesses, respectively, with the remainder being attributable to Susser; and

•	the impact from “push down” accounting related to the ETP Merger resulted in a $4.1 million decrease in depreciation expense, offset by a $3.9 million increase in amortization expense.

Interest Expense. Interest expense increased primarily due to our $600.0 million 5.500% senior notes due 2020 (the “2020 Senior Notes”) and $800.0 million 6.375% senior notes due 2023 (the “2023 Senior Notes”), as well as the increase in borrowings under the 2014 Revolver (as defined below under “Liquidity and Capital Resources – 2014 Revolver”).

Income Tax Expense. Income tax expense for 2015 and 2014 was $47.1 million and $69.9 million, respectively. The decrease is primarily due to the revaluation of investments in affiliates.

Year Ended December 31, 2014 (Combined Basis) Compared to Year Ended December 31, 2013

The following discussion of results for 2014 compared to 2013 compares the operations for the years ended December 31, 2014 and 2013, respectively. The results for 2014 consist of results of operations from the Predecessor and Successor Periods, reflecting “push down” accounting after the ETP Merger. The acquisitions of MACS, Susser, and Sunoco LLC were considered transactions between entities under common control, and as such, results are reflected as of September 1, 2014, the initial date of common control for accounting purposes.

Revenue. Total revenue for 2014 was $10.3 billion, an increase of $5.8 billion from 2013. The increase is primarily attributable to the following changes in revenue:

•

an increase in wholesale motor fuel sales of $4.0 billion, of which $4.8 billion is due to the addition of the Sunoco LLC business, partially offset by a $873.8 million decrease in sales to affiliates in our legacy wholesale business due to the acquisition and consolidation of Susser, an affiliate in the Predecessor Period;

•	the addition of four months of retail fuel sales of $1.3 billion and merchandise revenue of $472.6 million, each attributable to our MACS, Susser, and Aloha operations; and
•

an increase in rental and other revenue of $46.9 million due to a $23.2 million increase in rental income primarily due to the addition of the MACS, Susser, and Sunoco LLC businesses and a $23.6 million increase in other income primarily related to increased other retail income such as car wash, ATM, and lottery income.

Cost of Sales and Gross Profit. Gross profit for 2014 was $441.8 million, an increase of $370.8 million over 2013. The increase in gross profit is attributable to the following:

•	an increase in the gross profit on wholesale motor fuel sales of $34.3 million;
•	the addition of $138.8 million of gross profit on retail motor fuel sales and $152.3 million of gross profit on merchandise sales related to our MACS, Susser and Aloha operations; and
•	an increase in rent and other gross profit of $45.4 million related to rental income and other retail revenue items as mentioned above.

Total Operating Expenses. Total operating expenses for 2014 were $393.8 million, an increase of $363.7 million from 2013. The increase in operating expenses is attributable to the following:

•

an increase in general and administrative expenses of $46.5 million, of which $14.3 million and $15.7 million is due to the addition of Sunoco LLC and Susser, respectively, $6.2 million of acquisition related costs, and the remaining being attributable to MACS;

•	an increase in other operating expenses of $227.7 million, of which $158.8 million, $5.4 million and $46.8 million, are attributable to the Susser, MACS, and Sunoco LLC businesses;
•

increased depreciation, amortization and accretion expense of $62.1 million, of which $16.8 million and $27.1 million is attributable to the Sunoco LLC business and the Susser businesses, respectively, with the remainder being attributable to MACS; and

•	the impact from “push down” accounting in 2014 related to the ETP Merger resulted in a $4.1 million decrease in depreciation expense, offset by a $3.9 million increase in amortization expense.

Interest Expense. Interest expense increased primarily due to our 2020 and 2023 Senior Notes, as well as the increase in 2014 Revolver borrowings.

Income Tax Expense. Income tax expense for 2014 and 2013 was $69.9 million and $0.4 million, respectively. The increase is primarily due to the addition of the Susser business.

Pro Forma Results of Operations

We have provided below certain supplemental pro forma information for the year ended December 31, 2015. The pro forma information gives effect to the 68.42% noncontrolling interest in Sunoco LLC. Pursuant to our 31.58% membership interest in Sunoco LLC, the Partnership’s pro forma information reflects only that equity interest in Sunoco LLC and excludes the 68.42% noncontrolling interest in Sunoco LLC.

Management believes the pro forma presentation is useful to investors because it provides investors comparable operating data to support our Adjusted EBITDA and distributable cash flow attributable to partners.

Year ended December 31, 2015
Pro Forma
(unaudited)
(in thousands except gross profit per gallon)
Gross profit:
Retail gross profit	330,976
Wholesale gross profit	255,181
Total fuel gross profit	$586,157
Operating Data:
Motor fuel gallons sold:
Retail	1,414,326
Wholesale	2,356,325
Wholesale contract affiliated	346,372
Total fuel gallons	4,117,023
Motor fuel gross profit cents per gallon (1):
Retail	23.9¢
Wholesale	11.5¢
Wholesale contract affiliated	4.0¢
Volume-weighted average for all gallons	15.1¢

(1)	Excludes impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, to fund capital expenditures, including acquisitions from time to time, to service our debt and to make distributions. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and the issuance of additional long-term debt or partnership units as appropriate given market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs.

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” in this Annual Report on Form 10-K may also significantly impact our liquidity.

As of December 31, 2015, we had $61.8 million of cash and cash equivalents on hand and borrowing capacity of $1,027.5 million under the 2014 Revolver.

Cash flow information set forth below is presented for the Predecessor Period. For the Successor Period, financial data is presented for the Partnership after the ETP Merger and under the application of “push down” accounting that required its assets and liabilities to be adjusted to fair value on August 31, 2014. For the year ended December 31, 2014, we have combined the Predecessor Period and the Successor Period and presented the unaudited financial data on a combined basis for comparative discussion purposes. This combination does not comply with generally accepted accounting principles or the rules for unaudited pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our financial results.

	Predecessor		Successor
	Year ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Year ended December 31, 2015
	(in thousands)
Net cash provided by (used in)
Operating activities	$50,680	$33,362	$177,352	$385,750
Investing activities	6,358	(67,038)	(919,075)	(2,342,478)
Financing activities	(55,640)	29,221	739,749	1,893,085
Net increase (decrease) in cash and cash equivalents	$1,398	$(4,455)	$(1,974)	$(63,643)

Cash Flows Provided by Operations

Cash flows provided by operations are our main source of liquidity. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. Net cash provided by operations was $210.7 million and $385.7 million for 2014 and 2015, respectively. The growth in cash flows from operations is primarily attributable to the acquisitions of MACS and Aloha in 2014, along with continuing growth in the underlying business. Cash flows also fluctuate with increases or decreases in accounts receivable and accounts payable, which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $986.1 million for 2014, compared to $2.3 billion for 2015. Capital expenditures, including purchase of intangibles, were $222.5 million and $428.8 million for 2014 and 2015, respectively. Included in our capital expenditures for 2015 was $65.3 million in maintenance capital and $363.5 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $769.0 million for 2014, compared to $1.9 billion for 2015. During year ended December 31, 2015 we:

•	borrowed $1.5 billion and repaid $1.5 billion under our revolving credit facility to fund daily operations;
•	completed the offering of our 2023 Senior Notes on April 1, 2015;
•	completed the offering of our 2020 Senior Notes on July 20, 2015;
•	completed a public offering of common units for net proceeds of approximately $212.9 million on July 21, 2015;
•

issued 21,978,980 Class B units representing limited partner interests in the Partnership (which converted, on a one-for-one basis, into common units on August 19, 2015) to wholly-owned subsidiaries of ETP as partial consideration for the acquisition of Susser along with approximately $966.9 million in cash;

•	completed the private placement of 24,052,631 of our common units for gross proceeds of approximately $685 million on December 3, 2015;
•	repaid approximately $242.2 million related to long term borrowings;
•	paid $120.4 million in distributions to our unitholders;
•	paid $204.2 million in distributions to ETP and ETE; and

We intend to pay a cash distribution to the holders of our common units and Class C units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions of Available Cash (as defined in our Partnership Agreement) that excludes Available Cash attributable to PropCo. There is no guarantee that we will pay a distribution on our units. On January 25, 2016, we declared a quarterly distribution totaling $70.0 million, or $0.8013 per common unit based on the results for the three months ended December 31, 2015, excluding distributions to Class C unitholders. The distribution was paid on February 16, 2016 to all unitholders of record on February 5, 2016.

2014 Revolver

On September 25, 2014, we entered into a $1.25 billion revolving credit facility with a syndicate of banks expiring September 25, 2019 (which date may be extended in accordance with the terms of the credit agreement) (the “Original 2014 Revolver”). On April 10, 2015, we entered into an amendment to the Original 2014 Revolver which, among other things, increased the borrowing base to $1.5 billion. On December 2, 2015, we entered into an additional amendment to the Original 2014 Revolver (as amended to date, the “2014 Revolver”) which, among other things, (a) permits the incurrence of a term loan credit facility in connection with the consummation of the ETP dropdown, (b) permits such term loan credit facility to be secured on a pari passu basis with the indebtedness incurred under the 2014 Revolver pursuant to a collateral trust agreement whereby a financial institution agrees to act as common collateral agent for all pari passu indebtedness and (c) temporarily increases the maximum Leverage Ratio (as defined therein) permitted under the 2014 Revolver to 6.25 to 1.00 for a period not to exceed the fourth Quarterly Testing Date (as defined therein) following the effective date of the ETP dropdown.

Borrowings under the 2014 Revolver bear interest at a base rate (a rate based off of the higher of (a) the Federal Funds Rate (as defined therein) plus 0.5%, (b) Bank of America’s prime rate or (c) one-month LIBOR (as defined therein) plus 1.00%) or LIBOR, in each case plus an applicable margin ranging from 1.50% to 2.50%, in the case of a LIBOR loan, or from 0.50% to 1.50%, in the case of a base rate loan (determined with reference to the Partnership’s Leverage Ratio (as defined therein)). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 2.00%, in the case of a LIBOR loan, or from 0.125% to 1.00%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt). Interest is payable quarterly if the base rate applies, at the end of the applicable interest period if LIBOR applies and at the end of the month if daily floating LIBOR applies. In addition, the unused portion of the 2014 Revolver is subject to a commitment fee ranging from 0.250% to 0.350%, based on our Leverage Ratio. Upon our first achievement of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.275%, based on our credit rating as described above.

The 2014 Revolver requires the Partnership to maintain a Leverage Ratio of not more than 5.50 to 1.00. The maximum Leverage Ratio is subject to upwards adjustment of not more than 6.00 to 1.00 for a period not to exceed three fiscal quarters in the event the Partnership engages in an acquisition of assets, Equity Interests, (as defined therein) operating lines or divisions by the Partnership, a Subsidiary, (as defined therein) an Unrestricted Subsidiary (as defined therein) or a Joint Venture for a purchase price of not less than $50.0 million. As described above, in connection with the ETP dropdown, we will enter into the Post Dropdown Period (as defined in the 2014 Revolver), in which our Leverage Ratio compliance requirements will be adjusted upward to 6.25 to 1.00. Indebtedness under the 2014 Revolver is secured by a security interest in, among other things, all of our present and future personal property and all of the present and future personal property of its guarantors, the capital stock of its material subsidiaries (or 66% of the capital stock of material foreign subsidiaries), and any intercompany debt. Upon our first achievement of an investment grade credit rating, all security interests securing the 2014 Revolver will be released.

As of December 31, 2015, there were $450 million in outstanding borrowings under the 2014 Revolver and $22.5 million in standby letters of credit. The unused availability on the 2014 Revolver at December 31, 2015 was $1,027.5 million, and we were in compliance with all financial covenants at December 31, 2015.

Capital Expenditures

We currently expect capital spending for the full year 2016, excluding acquisitions but including the additional capital spending related to the remaining 68.42% membership interest in Sunoco LLC and Sunoco Retail, to be within the following ranges ($ in millions):

Growth		Maintenance
Low	High	Low	High
$390	$420	$100	$110

The above growth spending estimate includes the 35 to 40 new-to-industry sites that we anticipate building in 2016.

Contractual Obligations and Commitments

Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of December 31, 2015, we have $450 million borrowed on the 2014 Revolver compared to $683.4 million borrowed at December 31, 2014. Further, as of December 31, 2015, we had $800 million outstanding under our 2023 Senior Notes and $600 million outstanding under our 2020 Senior Notes. See Note 11 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions. Our contractual obligations as of December 31, 2015 were as follows:

	Payments Due by Year
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations, including current portion (1)	$1,975,967	$5,084	$12,862	$1,060,916	$897,105
Interest payments (2)	642,413	106,086	211,245	176,641	148,441
Operating lease obligations (3)	647,577	64,177	119,539	114,334	349,527
Total	$3,265,957	$175,347	$343,646	$1,351,891	$1,395,073

(1)

Payments include required principal payments on our debt, capital lease obligations and sale leaseback obligations (see Note 11 to our Consolidated Financial Statements). Assumes the balance of the 2014 Revolver, of which the balance at December 31, 2015 was $450 million, remains outstanding until the 2014 Revolver matures in September 2019.

(2)

Includes interest on outstanding debt, capital lease obligations and sale leaseback financing obligations. Includes interest on the 2014 Revolver balance as of December 31, 2015 and commitment fees on the unused portion of the facility through September 2019 using rates in effect at December 31, 2015.

(3)	Includes minimum rental commitments under non-cancelable leases, net of sublet rental income.

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 1,469 positions, representing 61.7 million gallons, outstanding at December 31, 2015 with a positive fair value of $1.7 million.

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

Quarterly Results of Operations

See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 21. Selected Quarterly Financial Data (unaudited)” for financial and operating quarterly data for each quarter of 2014 and 2015.

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” for information on recent accounting pronouncements impacting our business.

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

Business Combinations and Intangible Assets, Including Goodwill and Push Down Accounting. We account for acquisitions using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Acquisitions of entities under common control are accounted for similar to a pooling of interests, in which the acquired assets and assumed liabilities are recognized at their historic carrying values. The results of operations of the affiliated business acquired are reflected in the Partnership’s consolidated results of operations beginning on the date of common control.

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

Customer relations and supply agreements are amortized over a weighted average period of approximately 5 to 20 years. Favorable leasehold arrangements are amortized over an average period of approximately 15 years. Non-competition agreements are amortized over the terms of the respective agreements. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

At December 31, 2015, we had goodwill recorded in conjunction with past business acquisitions and “push down” accounting totaling $1.8 billion. Under GAAP, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have two operating segments that are appropriate for testing goodwill impairment.

The impairment analysis performed in the fourth quarter of 2015, which considered qualitative factors, indicated no impairment of goodwill existed. In applying the qualitative approach, we determined that both the retail and wholesale reporting units more likely than not had a fair value which exceeded their respective carrying values. Some of the factors considered in applying these tests included the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the businesses, the overall financial performance of the business segments, and the performance of the unit price of the Partnership. In addition, key inputs used to determine fair value were considered, including industry multiples, weighted average cost of capital, and cash flows.

Stock and Unit-Based Compensation. Our General Partner issues phantom unit awards to certain directors and employees under the Sunoco LP 2012 Long-Term Incentive Plan (see Note 18 to our Consolidated Financial Statements). Related expenses are included within general and administrative expenses in our consolidated statement of operations.

Income Taxes. As a limited partnership we are generally not subject to state and federal income tax and would therefore not recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through our wholly-owned taxable corporate subsidiary for which we have recognized deferred income tax liabilities and assets at December 31, 2015. These balances, as well as any income tax expense, are determined through management’s estimations, interpretation of tax laws of multiple jurisdictions and tax planning strategies. If our actual results differ from estimated results due to changes in tax laws, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustments in the future as additional facts become known or as circumstances change.

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

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. The 2014 Revolver bears interest at variable rates. We had outstanding borrowings on the 2014 Revolver of $450 million as of December 31, 2015. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 31, 2015 would be to change interest expense by approximately $4.5 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the years ended December 31, 2014 or 2015.

Commodity Price Risk

Historically, we have had minimal commodity price risk as we purchased the majority of our motor fuel upon receipt of an order from one of our customers and held title to the motor fuel only for the short period of time (typically less than a day) between pick-up and delivery. In addition, a substantial majority of our gross profit on motor fuel is generated through fixed fees that we charge for each gallon sold, with transportation costs passed through to our customers.

SPOC periodically purchases motor fuel in bulk and holds in inventory. SPOC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management.

Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $17.8 million at December 31, 2015.

Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks. As of December 31, 2015, Sunoco LLC had $247.6 million of refined petroleum products, renewable fuels, and gasoline blendstocks. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge against deviations in the market price of inventory from a target operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME, and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which it has a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2015 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.

On a consolidated basis, the Partnership had 1,469 positions representing 61.7 million gallons with a positive fair value of $1.7 million outstanding at December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Part III, Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act), that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), has concluded, as of December 31, 2015, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2015, it maintained effective internal control over financial reporting.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Partners

Sunoco LP

We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 25, 2016

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interests in our General Partner are solely owned by Energy Transfer Equity, L.P. (“ETE”). Prior to August 20, 2015, the membership interests in our General Partner were solely owned by Energy Transfer Partners, L.P. (“ETP”). As the sole member of our General Partner, ETE is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner's limited liability company agreement provides that our General Partner's Board of Directors (the "Board") shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2015, the Board consisted of six persons, three of whom qualify as "independent" under the listing standards of the New York Stock Exchange ("NYSE") and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as "independent" under the NYSE's listing standards, SEC rules and our governance guidelines are Richard D. Brannon, James W. Bryant, and K. Rick Turner.

As a limited partnership, we are not required by the rules of the NYSE to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that the individuals appointed as directors have experience, skills and qualifications relevant to our business and have a history of service in senior leadership positions with the qualities and attributes required to provide effective oversight of the Partnership. Our Board met eleven times during fiscal year 2015 and each of our current directors, following their appointment, attended at least 75% of those meetings, and 75% of the meetings of any committees on which they served.

The Board’s Role in Risk Oversight

Our Board generally administers its risk oversight function as a whole. It does so in part through discussion and review of our business, financial and corporate governance practices and procedures, with opportunity for specific inquires of management. In addition, at each regular meeting of the Board, management provides a report of the Partnership’s operational and financial performance, which often prompts questions and feedback from the Board. The audit committee provides additional risk oversight through its quarterly meetings, where it discusses policies with respect to risk assessment and risk management, reviews contingent liabilities and risks that may be material to the Partnership and assesses major legislative and regulatory developments that could materially impact the Partnership’s contingent liabilities and risks. The audit committee is required to discuss any material violations of our policies brought to its attention on an ad hoc basis. Additionally, the compensation committee reviews our overall compensation program and its effectiveness at both linking executive pay to performance and aligning the interests of our executives and our unitholders.

Committees of the Board of Directors

The Board has established standing committees to consider designated matters. The standing committees of the Board are: the audit committee and the compensation committee. The listing standards of the NYSE do not require boards of directors of publicly traded limited partnerships to be composed of a majority of independent directors, nor are they required to have a standing nominating or compensation committee. Notwithstanding, the Board has elected to have a standing compensation committee. We do not have a nominating committee in view of the fact that ETE, which owns our General Partner, appoints the directors to our Board. The Board has adopted governance guidelines for the Board and charters for each of the audit and compensation committees.

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The current members of the audit committee are Richard D. Brannon, James W. Bryant, and K. Rick Turner, each of whom are independent under the NYSE’s standards and SEC’s rules for audit committee members. In addition, the Board has determined that Mr. Turner, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations. Mr. Turner currently serves as a member of the audit committee of three other publicly traded companies, including ETE in addition to his service as a member of our audit committee. As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board has determined that such simultaneous service does not impair Mr. Turner’s ability to effectively serve on our audit committee.

The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investor-relations. The audit committee held eight meetings during 2015.

Compensation Committee

Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Turner. Mr. Brannon also serves on the compensation committee. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2015, neither Messrs. Turner nor Brannon was an officer or employee of affiliates of ETE, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Turner nor Mr. Brannon is a former employee of affiliates of ETE. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investor-relations. The compensation committee held four meetings during 2015.

Code of Ethics

The Board has approved a Code of Business Conduct and Ethics which is applicable to all directors, officers and employees of our General Partner and its affiliates, including the principal executive officer and the principal financial officer. The Code of Business Conduct and Ethics is available on our website at http://www.sunocolp.com/investor-relations (under the ‘Investor Relations/Corporate Governance’ tab) and in print without charge to any unit holder who sends a written request to our secretary at our principal executive offices at 555 East Airtex Drive, Houston, Texas 77073. We intend to post any amendments of this code, or waivers of its provisions applicable to directors or executive officers of our general partner, including its principal executive officer and principal financial officer, at this location on our website.

Corporate Governance Guidelines

The Board has adopted a set of Corporate Governance Guidelines to promote a common set of expectations as to how the Board and its committees should perform their functions. These principles are published on our website at http://www.sunocolp.com/investor-relations and reviewed by the Board annually or more often as the Board deems appropriate.

Meetings of Non-Management Directors and Communications with Directors

In accordance with our Corporate Governance Guidelines, the Board holds executive sessions of non-management directors not less than twice annually. These meetings are presided over, on a rotating basis, by the chairman of the audit and compensation committees of the Board. Interested parties may contact the chairman of our audit or compensation committee, or our independent or non-management directors individually or as a group, utilizing the contact information set forth on our website at http://www.sunocolp.com/investor-relations.

Note that the preceding Internet addresses are for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at those Internet addresses or at our website in general is intended or deemed to be incorporated by reference herein.

Executive Officers and Directors of our General Partner

The following table shows information for the current executive officers and directors of our General Partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors, and board of directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board.

Name	Age	Position With Our General Partner
Matthew S. Ramsey	60	Chairman of the Board
Robert W. Owens	62	Director, President and Chief Executive Officer
Cynthia A. Archer	62	Executive Vice President, Chief Marketing Officer
S. Blake Heinemann	62	Executive Vice President, Retail Operations – East
R. Bradley Williams	45	Executive Vice President, Retail Operations – West and Real Estate
Richard D. Brannon	57	Director
James W. Bryant	82	Director
Christopher P. Curia	60	Director and Executive Vice President, Human Resources
K. Rick Turner	57	Director

Matthew S. Ramsey-Chairman of the Board. Mr. Ramsey was appointed as the Chairman of the Board in April 2015, having previously been appointed to the Board in August 2014. Mr. Ramsey is the President and Chief Operating Officer and director of ETP’s general partner and has served in that capacity since November 2015. Mr. Ramsey has served on the Board of Directors of the general partner of ETE since July 2012. Prior to joining ETP in November 2015, Mr. Ramsey served as president of Houston-based RPM Exploration Ltd., a private oil and gas exploration partnership generating and drilling 3-D seismic prospects on the Gulf Coast of Texas. Mr. Ramsey is currently a director of RSP Permian, Inc. (NYSE: RSPP), where he serves as chairman of the compensation committee and as a member of the audit committee. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company (“Nuevo Energy”), an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc. (“Torch Energy”), a company providing management and operations services to energy companies, including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company. Mr. Ramsey was appointed to serve on our Board in recognition of his vast knowledge of the energy space and valuable industry, operational and management experience.

Robert W. Owens-Director and President and Chief Executive Officer. Mr. Owens was appointed to the Board in August 2014. Mr. Owens is President and Chief Executive Officer of our General Partner and Chief Executive Officer of Sunoco, Inc., roles he has held since August 2014 and October 2012, respectively. He previously served as Senior Vice President of Marketing of Sunoco Inc., which was acquired by ETP in 2012. In this role, Mr. Owens was responsible for the Sunoco, Inc. retail network; all commercial supply and trading activities involving crude oil, refined products, and petrochemicals; as well as wholesale marketing and transportation operations for the company. Prior to joining Sunoco, Inc. in 1997, Mr. Owens held executive positions at Ultramar Diamond Shamrock, Amerada Hess and Mobil Oil Corporation. Mr. Owens holds a B.S. in Business Administration and Marketing from California Polytechnic State University and a M.B.A. from the Kellogg Graduate School of Management at Northwestern University. Mr. Owens was selected as a member of our board of directors based on his vast industry experience and his knowledge of our business as President and CEO, along with the valuable perspective he brings to our Board in setting our business operating and financial strategies.

Cynthia A. Archer-Executive Vice President and Chief Marketing Officer. Ms. Archer has served as Executive Vice President and Chief Marketing Officer of our General Partner since April 2015. She previously served as Senior Vice President of Marketing and Development of Sunoco, Inc. from 2013 to 2015 and Vice President of Marketing and Development from 2001 to 2012. She is responsible for marketing, merchandising, store design, product and environmental integrity, and engineering, design and construction across the network. Prior to joining Sunoco, Inc. in 2001, Ms. Archer held executive positions at Williams-Sonoma, Inc. and Consolidated Rail Corporation. She previously served as a director of Sunoco Partners LLC, the general partner of Sunoco Logistics Partners, L.P. and of Mercantile Bankshares Corporation. She is a Vice Chair of the Board of Trustees of Bryn Mawr College. Ms. Archer holds a B.A. degree in English literature from Bryn Mawr College and an M.B.A. from Harvard Business School.

S. Blake Heinemann-Executive Vice President, Retail Operations – East. Mr. Heinemann has served as Executive Vice President, Retail Operations East of our General Partner since April 2015. He joined Sunoco, Inc. in March 1997 as company operations division manager and has extensive experience in the retail petroleum and convenience store industry. He currently has responsibility for partnership-operated sites and independent dealer locations in the Eastern U.S. Prior to joining Sunoco, Inc., Mr. Heinemann had both line and staff experience at Ultramar Corporation, Amerada Hess Corporation and Mobil Oil Corporation. He holds a B.S. in Business Administration from California State University and an M.B.A. from Loyola Marymount University.

R. Bradley Williams-Executive Vice President, Retail Operations – West and Real Estate. Mr. Williams currently serves as Executive Vice President, Retail Operations West and Real Estate of our General Partner. He is responsible for partnership-operated sites and independent dealer locations in the Western U.S. and Real Estate across the combined retail network. Mr. Williams previously held the position of Senior Vice President, Operations and Real Estate at Stripes, LLC from September 2014 to April 2015 and of Vice President of New Business Development and Real Estate at Sunoco, Inc. from March 2014 to September 2014. He was Chief Operating Officer at Mid-Atlantic Convenience Stores, LLC (“MACS”), which was acquired by Sunoco LP from ETP 2014. He brings more than 25 years of proven leadership experience within the retail petroleum, convenience store, food service and restaurant industries. Prior to joining MACS, Mr. Williams spent over 13 years at The Pantry, Inc. and served in various executive level positions including Senior Vice President of Operations from 2008 to 2011. He is a graduate of Texas Christian University with a Bachelor’s degree in Business Administration.

Richard D. Brannon-Director. Mr. Brannon was appointed to the Board in April 2015. Mr. Brannon is President of CH4 Energy II, LLC, CH4 Energy III, LLC, CH4 Energy IV, LLC, CH4 Energy V, LLC, and Chairman and Chief Executive Officer of Esquisto Resources II, LLC, independent companies focused on horizontal development of oil and gas. Previously he was President of CH4 Energy Corp. from 2001 to 2006, when the company was sold to Bill Barrett Corp. From 1984 to 2005 Mr. Brannon was President of Brannon Oil & Gas, Inc. and Brannon & Murray Drilling Co. Previously he was a drilling and completion engineer for Texas Oil & Gas Corp. He has previously served on the board of directors of each of Cornerstone Natural Gas Corp., which was purchased by El Paso Corp. in 1996, OEC Compression Corp., acquired by Hanover Compressor Company in 2001, Regency GP LLC, the general partner of Regency Energy Partners LP and previously served on the Board from September 2014 to January 2015. He holds a B.S. in Petroleum Engineering from The University of Texas at Austin and is a member of the Society of Petroleum Engineers, the Independent Petroleum Association of America, the Fort Worth Wildcatters and the Texas Alliance of Energy Producers. Mr. Brannon is also a Certified Registered Professional Engineer in the State of Texas. Mr. Brannon serves on our audit and compensation committees. Mr. Brannon was selected to serve as a member of the board of directors based on his extensive experience in the energy industry and, including his past experiences as an executive with various energy companies.

James W. Bryant-Director. Mr. Bryant was appointed to the Board in April 2015. Mr. Bryant is a chemical engineer and has more than 40 years of experience in all phases of the natural gas business, specifically in the engineering and management of midstream facilities. Mr. Bryant previously served as a director of Regency GP LLC, the general partner of Regency Energy Partners LP from July 2010 to April 2015 and was Chairman of the Regency board from April 2014 to April 2015. He also served as a partner and member of the board of directors for Cardinal Midstream, LLC from September 2008 until April 2013, and since then formed JWB Cardinal Investments. Prior to that, he was a co-founder of Cardinal Gas Solutions LP and Regency Gas Services, LLC. Mr. Bryant received a bachelor’s degree in chemical engineering from Louisiana Tech University. Mr. Bryant serves on our audit committee. Mr. Bryant was selected to serve as a member of the Board based on his more than 40 years of experience in the energy industry as well as his experience as a director on the boards of other public companies.

Christopher P. Curia-Director and Executive Vice President-Human Resources. Mr. Curia was appointed to the Board in August 2014. Mr. Curia has served as Executive Vice President-Human Resources of our General Partner since April 2015. Mr. Curia joined ETP in July 2008 and was appointed the Executive Vice President and Chief Human Resources Officer of ETE in January 2015. Prior to joining ETP, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil and brings with him more than three decades of Human Resources experience in the oil and gas field. He also has several years’ experience in the retail sector of the energy industry. Mr. Curia earned a master’s degree in Industrial Relations from the University of West Virginia. Mr. Curia was selected to serve as a member of the Board due to the valuable perspective he brings from his extensive experience working as a human resources professional in the energy industry, and the insights he brings to the Board on matters such as succession planning, compensation, employee management and acquisition evaluation and integration.

K. Rick Turner-Director. Mr. Turner was appointed to the Board in August 2014. Mr. Turner is presently a managing director of Altos Energy Partners, LLC. Mr. Turner previously was a private equity executive with several groups after having retired from the Stephens’ family entities, which he had worked for since 1983. He first became a private equity principal in 1990 after serving as the Assistant to the Chairman, Jackson T. Stephens. His areas of focus have been the oil and gas exploration, natural gas gathering and processing industries, and power technology. Prior to joining Stephens, he was employed by Peat, Marwick, Mitchell and Company. Mr. Turner also serves on the board of directors of ETE, North American Energy Partners Inc., and AmeriGas Partners LP. Mr. Turner earned his B.S.B.A. from the University of Arkansas and is a non-practicing Certified Public Accountant. Mr. Turner chairs our audit and compensation committees. Mr. Turner was selected to serve as a member of the Board based on his industry knowledge, his background in corporate finance and accounting, and his experience as a director and audit committee member on the boards of several other companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Each director and executive officer (and, for a specified period, certain former directors and executive officers) of our General Partner and each holder of more than 10 percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2015 with the exception of a late filing of a Form 3 for Cynthia Archer and a late filing of Forms 4 for each of Stripes LLC, Stripes No. 1009 LLC and Susser Holdings Corporation with respect to exchange of their common and subordinated units for Class A Units.

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

As is commonly the case for many publicly traded limited partnerships, we have no management employees. Under the terms of our partnership agreement, we are ultimately managed by our general partner. All of our management employees, including our executive officers, are employees of ETP’s retail affiliates and also participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates.

Compensation Discussion and Analysis

Named Executive Officers

We do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers. ETE controls our General Partner and ETP owns a significant limited partner interest in us. References to “our officers” and “our directors” refer to the officers and directors of our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2015 fiscal year are the following current and former officers of our General Partner:

Name	Principal Position
Robert W. Owens	President and Chief Executive Officer
Mary E. Sullivan (1)	Former Executive Vice President, Chief Financial Officer and Treasurer
Clare P. McGrory (2)	Former Executive Vice President, Chief Financial Officer and Treasurer
Cynthia A. Archer	Executive Vice President and Chief Marketing Officer
S. Blake Heinemann	Executive Vice President, Retail Operations — East
R. Bradley Williams	Executive Vice President, Retail Operations — West & Real Estate

(1)	Ms. Sullivan resigned from her position effective April 25, 2015.
(2)	Ms. McGrory resigned from her position effective October 30, 2015.

Each of our NEOs was an employee of ETP’s retail affiliates for the 2015 fiscal year, and they allocated their time in 2015 between managing our business and managing ETP’s retail marketing business.   In accordance with the terms of our partnership agreement, we reimburse our General Partner and its affiliates for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. During 2015, Mr. Owens, Ms. Sullivan, Ms. McGrory, Ms. Archer, Mr. Heinemann and Mr. Williams each devoted approximately 56%, 50%, 75%, 50%, 15% and 50%, respectively, of their total business time to us.

Immediately following the ETP Merger in 2014, our board of directors established a compensation committee to review and make decisions with respect to the compensation determinations of our officers and directors. However, our compensation committee continues to consult with and receive guidance and input, as appropriate, from ETE’s compensation committee, ETE’s Chairman of the board of directors, and ETE’s Executive Vice President and Chief Human Resources Officer to ensure compensation decisions are undertaken consistent with the compensation philosophy and objectives set by ETE.

Compensation Philosophy and Objectives

Our compensation philosophy and objectives are consistent with those set by ETP and ETE and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or "at-risk" compensation. We also share ETP and ETE's philosophy that executives' total compensation levels should be competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for our NEOs that provides for an annual base compensation rate slightly below the median market (i.e., approximately the fortieth percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market for similarly situated retail businesses. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the  financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted phantom unit awards under the LTIP, which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders.

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

•	motivate executive officers and key employees to achieve strong financial and operational performance;
•	emphasize performance-based or “at-risk” compensation; and
•	reward individual performance.

Components of Executive Compensation

For the year ended December 31, 2015, the compensation paid to our named executive officers consisted of the following components:

•	annual base salary;
•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;
•	time-vested restricted phantom unit awards under the equity incentive plan;
•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted phantom unit awards under our equity incentive plan; and
•	401(k) plan employer contributions.

Methodology

During 2015, Towers Watson was engaged to (i) provide market information for compensation levels at peer companies in order to assist our compensation committee in its determination of compensation levels for senior management, including our named executive officers; (ii) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (iii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iv) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership was reviewed by Towers Watson through various metrics in order to recognize the Partnership’s unique structure. The uniqueness of our structure include the fact that (i) the retail business segment of Sunoco, Inc. operates as a significant operational division of ETP; (ii) the Partnership receives certain shared-service support from ETE and ETP; and (iii) in other functions, the Partnership operates as an independent publicly-traded organization. As such, Towers Watson reviewed certain of our executive officers, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Towers Watson considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Towers Watson covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate, officer, subsidiary officer or shared service function) given the unique characteristics of our structure.

The compensation committee utilized the information provided by Towers Watson to compare the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at these other companies with those of our named executive officers to ensure that the compensation of our named executive officers is both consistent with our compensation philosophy and competitive with the compensation of similarly situated retail industry executives. The compensation committee considered and reviewed the results of the study performed by Towers Watson to ensure the results indicated that our compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives. The compensation committee also specifically evaluated benchmarked results for the annual base salary, annual short-term cash bonus or long-term equity incentive awards of the named executive officers to the compensation levels within both retail industry and general industry survey data. In certain cases, premiums or discounts were applied when an executive position match was appropriate but the position scope or surveyed company revenues differed meaningfully. The survey data used was derived from the following sources: Towers Watson’s 2014 Compensation Data Bank (CDB – General Industry), Towers Watson Retail/Wholesale Services Executive Database, Mercer 2014 Retail Survey, Mercer 2014 Executive Survey; and a Proprietary 2014 Retail Report. The compensation committee also reviewed peer group proxy data for certain NEO roles. However, as a result of limited sample size due the relatively small number of publicly traded convenience store competitors, the data was used as a reference point for the compensation committee rather than a primary data source. Proxy data was reviewed for Casey’s General Stores, CST Brands, Couche-Tard, Murphy USA and The Pantry.

In addition to the information received as a result of a periodic engagement of a third-party consultant, the compensation committee also utilized information obtained from other sources, such as annual third-party surveys, for comparison purposes in its determination of compensation levels for our named executive officers. Towers Watson did not provide any non-executive compensation services for the Partnership during 2015.

Base salary. Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of our named executive officers are targeted as an annual base salary slightly below median level of market and are determined by the compensation committee. Base salaries also are influenced by internal pay equity (fair and consistent application of compensation practices). At the NEO level, the balance of compensation is weighted toward pay-at-risk compensation (annual bonuses and long-term incentives).

During 2015, the compensation committee undertook a number of base compensation actions with respect to our named executive officers other than Ms. Sullivan. At the time of her appointment in April 2015 as Executive Vice President, Chief Financial Officer and Treasurer, Ms. McGrory received a base salary of $275,000, which represented a $50,000 annual increase from her previous salary of $225,000. After reviewing in results of the Towers Watson survey and each NEOs’ levels of responsibility, the compensation committee approved base salary increases of 4.0% to Mr. Owens to $624,000 from his previous level of $600,000, 5.6% to Ms. Archer to $360,000 from her previous level of $340,902, and 2.5% to each of Messrs. Heinemann and Williams to $322,875 from their previous level of $315,000, all effective in July 2015.

Annual Bonus. In addition to base salary, the compensation committee makes a determination whether to award our named executive officers discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. These discretionary bonuses for our named executive officers are provided under the Energy Transfer Partners, L.L.C. Annual Bonus Plan (the “Bonus Plan”). Under the Bonus Plan, the compensation committee’s evaluation of performance and determination of an overall available bonus pool is based on the combined retail business segments internal earnings target generally based on targeted EBITDA (the “Earnings Target”) budget and the performance of each department compared to the applicable departmental budget (with such performance measured based on the specific dollar amount of general and administrative expenses set for each department). The two performance criteria are weighted 75 percent on internal Earnings Target budget criteria and 25 percent on internal department financial budget criteria. Internal Earnings Target is the primary performance factor in determining annual bonuses, while internal department financial budget criteria is considered to ensure that the Partnership is effectively managing general and administrative costs in a prudent manner. In determining bonuses for named executive officers, the compensation committee takes into account whether the combined ETP Retail marketing segment and the Partnership achieved or exceeded their targeted performance objectives. This combined Earnings Target is deemed appropriate since the named executive officers are providing services for both ETP’s Retail marketing segment and the Partnership. In the case of our named executive officers, other than Mr. Owens, they have a bonus pool target ranging from 75% to 100% percent of their respective annual base earnings (which amount reflects the actual base salary earned during the calendar year to reflect periods before and after any base salary adjustment) with a target of 80% upon 100% funding of the bonus pool. Mr. Owens has a bonus pool target ranging from 125% to 150% percent of his respective annual base earnings with a target of 125% upon 100% funding of the bonus pool. Mr. Owens 2015 target of 125% represents an increase from a 120% bonus pool target at 100% funding in 2014 consistent with the results of the compensation study undertaken by Towers Watson. In order to reach the top of his bonus target range of 150% the Internal Earnings result must exceed 120% of the target.

In February 2016, in respect of 2015 performance under the Bonus Plan, the compensation committee approved a cash bonus to Mr. Owens of $763,846, representing 125% of his annual base earnings. The cash bonuses approved for Ms. Archer and Messrs. Heinemann and Williams were $279,773, $254,908 and $255,150, respectively, or 80% of their annual base earnings. In approving the 2015 bonuses of the named executive officers, the compensation committee took into account the achievement by the Partnership of all of its targeted performance objectives for 2015 and the individual performances of the named executive officers.

Long-Term Equity Awards. The Sunoco LP 2012 Long-Term Incentive Plan (the “LTIP”) is designed to provide long-term incentive awards in order to promote achievement of our long-term strategic business objectives. The LTIP was designed to align the economic interests of the named executive officers, key employees and directors with those of our unitholders and to provide an incentive to management for continuous employment with the General Partner and its affiliates. Each of our named executive officers is eligible to participate in the LTIP. The LTIP provides us with the flexibility to grant unit options, restricted units, phantom units, unit appreciation rights, cash awards, distribution equivalent rights, substitute awards, and other unit-based awards, or any combination of the foregoing. These awards are intended to align the interests of plan participants (including our NEOs) with those of our unitholders and to give plan participants the opportunity to share in our long-term performance. Since the ETP Merger, all awards granted to our named executive officers under the LTIP have consisted of restricted phantom units awards that are subject to vesting over a specified period of time.

From time to time, the compensation committee may make grants under the plan to employees and/or directors containing such terms as the compensation committee shall determine under the LTIP. The compensation committee determines the conditions upon which the restricted units granted may become vested or forfeited, and whether or not any such restricted units will have distribution equivalent rights (“DERs”) entitling the grantee to distributions receive an amount in cash equal to cash distributions made by us with respect to a like number of our common units during the restricted period.

In December of 2015, consistent with the Partnership’s compensation methodology, all of the restricted phantom units granted, including to the named executive officers, provided for the vesting of 60 percent of the units at the end of the third year from the date of the grant and the vesting of the remaining 40 percent of the units at the end of the fifth year, subject to continued employment of the named executive officers through each specified vesting date. These restricted phantom unit awards entitle the grantee of the unit awards to receive, with respect to each Partnership common unit subject to such restricted unit award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our unitholders. In approving the grant of such unit awards, the compensation committee took into account a number of performance factors as well as the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.

In December 2015, the compensation committee granted restricted phantom units awards to Mr. Owens, Ms. Archer, Mr. Heinemann and Mr. Williams of 65,290, 16,480, 14,780 and 16,080, respectively. Previously, in January 2015, the compensation committee, in consultation with the general partner of ETP, granted restricted phantom unit awards to Mr. Owens, Ms. McGrory, Ms. Archer, Mr. Heinemann, and Mr. Williams of 39,160, 6,890, 9,120, 8,280 and 8,850, respectively, which represented long-term incentive awards granted for the 2014 compensation cycle. An additional award of 2,750 phantom units was granted to Ms. McGrory in April 2015 related to her promotion to Executive Vice President, Chief Financial Officer and Treasurer.

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

Benefit Plans. Our NEOs are provided compensation in the form of other benefits, including medical, life, dental, and disability insurance in line with competitive market conditions in retail non-store plans sponsored by Sunoco GP LLC. Our NEOs receive the same benefits and are responsible to pay the same premiums, deductibles and out of pocket maximums as other employees participating in these plans.

Sunoco GP LLC 401(k) Plan. Effective January 1, 2015, Sunoco GP LLC adopted a new 401(k) benefit plan (“Sunoco GP LLC 401(k)”) for the benefit of corporate services employees, including our NEOs, who provide services on our behalf. Under the terms of the 401(k) plan, employees can contribute up to 75% of their wages, subject to IRS limitations, which, for 2015 was $18,000 on maximum compensation of $265,000. Under the terms of the Sunoco GP LLC 401(k), the Partnership provides a matching contribution equal to 50% on the first 10% of each participant’s elective salary deferrals. Participants age 50 or over at any time in 2015 could elect to make a catch-up contribution of up to $6,000. Catch-up contributions are not eligible for a matching contribution from the Partnership. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.

Other ETP Sponsored Benefit Plans.

Susser historically maintained a non-qualified deferred compensation plan to allow compensation deferrals in addition to those allowed under Susser’s 401(k) plan. However, the non-qualified deferred compensation plan was terminated at the time of the ETP Merger and all balances were distributed to plan participants. Our NEOs participate in certain retirement and deferred compensation plans sponsored by ETP or its affiliates as described below. The Partnership is not allocated any compensation expense nor does it make any contributions to the plans sponsored by ETP or its affiliates.

The Sunoco, Inc. Retirement Plan. The Sunoco, Inc. Retirement Plan (the “SCIRP”) was a qualified defined benefit plan, under which benefits were subject to Code limits for pay and amount. Under the SCIRP, the benefit for executives hired before January 1, 1987 was calculated based upon the greater of a “final average pay” formula or a “cash balance” formula, the former providing a benefit using a formula that includes final average earnings and eligible service and the latter providing a benefit based upon a percentage of earnings. Those executives hired on or after January 1, 1987 participated in the cash balance formula. Effective June 30, 2010, Sunoco froze pension benefits (including accrued and vested benefits) payable under this plan for all salaried employees who participate in this plan, including the NEOs. On October 31, 2014, Sunoco terminated the SCIRP. The Pension Benefit Guaranty Corporation’s (“PBGC”) period to comment on the SCIRP’s standard termination expired, without issue, on June 30, 2015. Following the SCIRP’s receipt in November 2015 of a favorable Determination Letter from the IRS for such standard termination, benefit distributions were made in December 2015 to those participants, including our NEOs, electing to commence receipt of benefits from the SCIRP.

The Sunoco, Inc. Pension Restoration Plan. The Sunoco, Inc. Pension Restoration Plan is a non-qualified plan that provides for certain retirement benefits that otherwise would be provided under the SCIRP, except for the IRS limits. Effective June 30, 2010, Sunoco Inc. froze pension benefits (including accrued and vested benefits) payable under this plan for all salaried employees including our NEOs who participate in this plan (Ms. Archer and Mr. Heinemann).

ETP Deferred Compensation Plan for Former Sunoco Executives. ETP established a deferred compensation plan in connection with its merger with Sunoco Inc. (the “Sunoco Executive DC Plan”). Pursuant to his offer letter from ETP, in connection with the Sunoco Merger, Mr. Owens waived any future rights or benefits to which he otherwise would have been entitled under both the Sunoco, Inc. Executive Retirement Plan (“SERP”), a non-qualified plan that provided supplemental pension benefits over and above benefits under both the SCIRP and the Pension Restoration Plan and the Sunoco Inc. Pension Restoration Plan, in return for which, the present value, $6,655,750, of such deferred compensation benefits was credited to Mr. Owens’ account under the Sunoco Executive DC Plan. Mr. Owens’ account is 100% vested and will be distributed in one lump sum payment upon his retirement or termination of employment or other designated distribution event, including a change of control as defined in the plan. Mr. Owens’ account is credited with deemed earnings or losses based on hypothetical investment fund choices made by him among available funds. Mr. Owens is our only NEO eligible to participate in the Sunoco Executive DC Plan.

ETP Non-Qualified Deferred Compensation Plan (the “ETP NQDC Plan”) is a deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus and/or quarterly non-vested phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the ETP NQDC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50 percent of their annual base salary, 50 percent of their quarterly non-vested phantom unit distribution income, and/or 50 percent of their discretionary performance bonus compensation during the following year. Pursuant to the ETP NQDC Plan, ETP may make annual discretionary matching contributions to participants’ accounts; however, ETP has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the ETP NQDC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.

Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the ETP NQDC Plan) of ETP, all ETP NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the ETP NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement. Mr. Owens is our only NEO to participate in this plan.

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

Accounting and Tax Considerations

We account for the equity compensation expense for equity awards granted under our LTIP in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to estimate and record an expense for each equity award over the vesting period of the award. For performance-based restricted phantom units that are paid out in the form of common units, the value of our common units on the date of grant is used for determining the expense, with an adjustment for the actual performance factors achieved. Thus, the expense for performance-based restricted phantom units payable in units generally is not adjusted for changes in the trading price of our common units after the date of grant. For market-based awards, the value is determined using a Monte Carlo simulation. The expense for restricted phantom units settled in common units is recognized ratably over the vesting period. For cash compensation, the accounting rules require us to record it as an expense at the time the obligation is accrued. Because we are a partnership, and our General Partner is a limited liability company, Internal Revenue Code (“Code”) Section 162(m) does not apply to the compensation paid to our NEOs and, accordingly, our compensation committee did not consider its impact in making the compensation recommendations discussed above.

Compensation Committee Interlocks and Insider Participation

Messrs. Turner and Brannon are the only members of the compensation committee. During 2015, neither Messrs. Turner nor Brannon was an officer or employee of affiliates of ETE, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Turner nor Mr. Brannon is a former employee of affiliates of ETE.

Compensation Committee Report

The compensation committee of the board of directors of our General Partner has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with the management of the Partnership and approved its inclusion on this annual report on Form 10-K.

Compensation Committee

K. Rick Turner (Chairman)

Richard D. Brannon

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

Summary Compensation Table

The following table provides a summary of total compensation allocated to us in connection with the services provided to us by the NEOs. For 2014, prior to the ETP Merger, Susser and its affiliates allocated to us (i) 15% of the cash compensation expense associated with the services provided by Ms. Sullivan and (ii) 100% of the grant date fair value of phantom unit awards made under the LTIP Plan to the NEOs and directors in 2014. Following the ETP Merger, ETP began allocating 15% of the cash compensation expense associated with the services provided by Mr. Owens, and Ms. Sullivan’s allocation of cash compensation expense allocated to us increased to 50%.  For 2015, ETP and their affiliates allocated to us (i) 56%, 50%, 75%, 50%, 15% and 50% of the cash compensation expense associated with the services performed by Mr. Owens, Ms. Sullivan, Ms. McGrory, Ms. Archer, Mr. Heinemann and Mr. Williams, respectively, and (ii) 100% of the grant date fair value of phantom unit awards made under the LTIP Plan to the NEOs and directors in 2015. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period. For purposes of the summary compensation table presented below we have disaggregated that allocated expense ratably among the various components reflected in total compensation.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Unit Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Robert W. Owens	2015	$343,731	$427,754	$4,446,828	$—	$5,930	$5,224,243
President and Chief Executive Officer	2014	20,504	30,755	2,275,000	—	1,217	2,327,476

Mary E. Sullivan	2015	67,858	—	—	78,772	149,976	296,606
Former Executive Vice President,	2014	70,753	—	682,500	65,864	3,568	822,685
Chief Financial Officer and Treasurer	2013	43,040	—	—	7,194	882	51,116

Clare P. McGrory	2015	175,240	—	495,641	—	131,567	802,448
Former Executive Vice President,
Chief Financial Officer and Treasurer

Cynthia A. Archer	2015	174,858	139,887	1,082,758	—	5,687	1,403,190
Executive Vice President and Chief Marketing Officer

S. Blake Heinemann	2015	47,795	38,236	976,596	—	1,669	1,064,296
Executive Vice President of Retail Operations — East

R. Bradley Williams	2015	159,469	127,575	1,053,953	—	4,624	1,345,621
Executive Vice President of Retail Operations — West & Real Estate

(1)

Includes the portion of each NEO’s base salary allocated to work performed for us during 2015, 2014 and 2013. Mr. Owens was only considered an employee of affiliates of our General Partner for the portion of the 2014 fiscal year after the ETP Merger with Susser was completed. As such, the amounts above reflect only the compensation allocated to us for the period of time after which ETP became our affiliate. Please see the section captioned “Compensation Discussion and Analysis-Named Executive Officers” for more discussion on the basis of presentation reflected in the above table.

(2)	The discretionary cash bonus amounts for our named executive officers for 2015 reflect cash bonuses approved by the Compensation Committee in February 2016 that are expected to be paid in March 2016.
(3)

The amounts reported for unit awards represent the full grant date fair value of phantom units granted to each of our NEOs, calculated in accordance with the accounting guidance on share-based payments.

(4)

Beginning in 2013, certain allocated bonus amounts were reflected as “Non-Equity Incentive Plan Compensation” in the above table, as they were covered by Susser Holdings 162(m) Plan, which was approved by their shareholders during 2013. 2013 amounts were paid in March 2014. 2014 amounts were partially paid in 2014 as a results of the ETP Merger, with the balance paid in March 2015.

(5)	The details of amounts listed as “All Other Compensation” are presented in the “All Other Compensation” table below.

All Other Compensation

Name	Year	Perquisites and Other Personal Benefits ($) (1)	Matching Contributions to 401(k) and Deferred Compensation Plans ($) (2)	Other ($) (4)	Total
Robert W. Owens	2015	$—	$3,549	$2,382	$5,930
	2014	—	292	925	1,217

Mary E. Sullivan	2015	—	460	149,516	149,976
	2014	—	3,568	—	3,568
	2013	—	882	—	882

Clare P. McGrory	2015	—	6,447	125,120	131,567

Cynthia A. Archer	2015	—	4,500	1,187	5,687

S. Blake Heinemann	2015	—	1,350	319	1,669

R. Bradley Williams	2015	—	4,624	—	4,624

(1)	The above amounts reflect an allocation of the total “all other compensation” attributable to each NEO, based on the percent allocation of each NEO’s time.
(2)

Each of our NEOs is eligible to participate in a 401(k) plan that is generally available to all employees. We were allocated a portion of this match for our NEOs based on the percent allocation of each NEO’s time.

(3)

Includes the dollar value of life insurance premiums paid attributable to each NEO, based on the percent allocation of each NEO’s time. Mr. Sullivan also received $299,031 ($149,516 of which was allocable to us) in severance payments during 2015. Ms. McGrory also received $166,618 ($124,964 of which was allocable to us) in severance payments during 2015.

Grants of Plan-Based Awards

For Fiscal Year Ended December 31, 2015

The table below reflects awards granted to our NEOs under the LTIP during 2015.

Name	Grant Date	Type of Award (1)	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards ($) (1)
				Threshold (#)	Target (#)	Maximum (#)
Robert W. Owens	12/16/2015	Phantom units	12/16/2015	—	—	—	65,290	$2,414,424
	1/26/2015	Phantom units	1/26/2015	—	—	—	39,160	2,032,404
Clare P. McGrory	4/6/2015	Phantom units	4/6/2015	—	—	—	2,750	138,050
	1/26/2015	Phantom units	1/26/2015	—	—	—	6,890	357,591
Cynthia A. Archer	12/16/2015	Phantom units	12/16/2015	—	—	—	16,480	609,430
	1/26/2015	Phantom units	1/26/2015	—	—	—	9,120	473,328
S. Blake Heinemann	12/16/2015	Phantom units	12/16/2015	—	—	—	14,780	546,564
	1/26/2015	Phantom units	1/26/2015	—	—	—	8,280	429,732
R. Bradley Williams	12/16/2015	Phantom units	12/16/2015	—	—	—	16,080	594,638
	1/26/2015	Phantom units	1/26/2015	—	—	—	8,850	459,315

(1)

The units granted on January 26, 2015 vest 60% on December 5, 2017 and 40% on December 5, 2019. The units granted December 16, 2015 vest 60% on December 5, 2018 and 40% on December 5, 2020. The units granted to Ms. McGrory on April 6, 2015 were scheduled to vest 60% on December 5, 2017 and 40% on December 5, 2019 and were forfeited upon her resignation. The reported grant date fair value of stock awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18–Unit-Based Compensation in our Notes to Consolidated Financial Statements.

Outstanding Equity Awards at December 31, 2015

The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2015.

	Unit Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert W. Owens (2)	154,450	$6,117,765	—	$—
Cynthia A. Archer (3)	50,600	2,004,266	—	—
S. Blake Heinemann (4)	48,060	1,903,657	—	—
R. Bradley Williams (5)	39,930	1,581,627	—	—

(1)	Based on the closing market price of our common units of $39.61 on December 31, 2015.
(2)

Mr. Owens also had 44,000 unvested ETP unit awards outstanding at December 31, 2015 with a market value of $1,484,120 based on the closing market price of ETP’s common units of $33.73 on December 31, 2015.

(3)

Ms. Archer also had 9,800 unvested ETP unit awards outstanding at December 31, 2015 with a market value of $330,554 based on the closing market price of ETP’s common units of $33.73 on December 31, 2015.

(4)

Mr. Heinemann also had 9,800 unvested ETP unit awards outstanding at December 31, 2015 with a market value of $330,554 based on the closing market price of ETP’s common units of $33.73 on December 31, 2015.

(5)

Mr. Williams also had 4,000 unvested ETP unit awards outstanding at December 31, 2015 with a market value of $134,920 based on the closing market price of ETP’s common units of $33.73 on December 31, 2015.

Units Vested

The following table provides information regarding the vesting of ETP phantom units held by certain of our NEOs during 2015. None of the SUN phantom units held by our NEOs vested during 2015. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Robert W. Owens	12,000	$381,480
Mary E. Sullivan	4,437	291,289
Cynthia A. Archer	1,400	44,506
S. Blake Heinemann	1,400	44,506

(1)

Amounts presented represent the number of ETP unit awards vested during 2015 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of ETP’s common units upon the vesting date.

Non-Qualified Deferred Compensation

In 2014, Susser’s non-qualified deferred compensation plan was terminated in connection with the ETP Merger and all balances were distributed to participants. Our NEOs are eligible to participate, and do participate, in a non-qualified deferred compensation plan administered by ETP. However, as no compensation expense associated with that plan is allocated to us, no amounts associated with that plan are presented here. For additional discussion on ETP’s non-qualified deferred compensation plans please see “Benefits-Other ETP Sponsored Benefits Plans.”

Pension Benefits

ETP’s affiliate, Sunoco Inc., maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. Effective June 30, 2010 Sunoco Inc. froze pension benefits (including accrued and vested benefits) payable under these plans for all salaried employees, including for our NEOs who participate in this plan. On October 31, 2014, Sunoco Inc. terminated the SCIRP. The PBGC period to comment on the SCIRP’s standard termination expired, without issue, on June 30, 2015. Following the SCIRP’s receipt in November 2015 of a favorable Determination Letter from the IRS for such standard termination, benefit distributions were made in December 2015 to those participants, including our NEOs, electing to commence receipt of benefits from the SCIRP. We have not included a pension benefits table as no expense is allocated to the Partnership upon an employee’s retirement and the subsequent payment of benefits under such pension plans. For additional discussion on ETP’s pension plans please see “Benefits-Other ETP Sponsored Benefits Plans.”

Potential Payments upon Termination or Change of Control

Pursuant to the terms of the award agreements issued under the LTIP, in the event of a (i) Change of Control (as defined in the LTIP) or (ii) termination of employment due to death or disability, all phantom units shall vest. Other than under the terms of the award granted to Mr. Owens in January 2015, which accelerate in the event of a termination of employment without “Cause”, in the event of a termination of employment for any other reason, all phantom units that are still unvested shall be forfeited.

In addition, beginning in October 2014, all awards contain a partial acceleration of vesting for qualified retirement, whereby a recipient who voluntarily retires after at least ten years of service would be eligible for (i) vesting of 40% of the outstanding award, if the recipient retires at age 65 to 68, or (ii) vesting of 50% of the outstanding award, if the recipient is over the age of 68 upon retirement. Currently none of our NEOs are eligible for partial acceleration upon retirement.

Under the LTIP, a “Change of Control” means, and shall be deemed to have occurred upon one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the General Partner, the Partnership, or an affiliate of either the General Partner or the Partnership, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the General Partner or the Partnership; (ii) the limited partners of the General Partner or the Partnership approve, in one transaction or a series of transactions, a plan of complete liquidation of the General Partner or the Partnership; (iii) the sale or other disposition by either the General Partner or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than an affiliate; (iv) the General Partner or an affiliate of the General Partner or the Partnership ceases to be the General Partner of the Partnership; (v) any other event specified as a “Change of Control” in the equity incentive plan maintained by Susser at the time of such “Change of Control;” or (vi) any other event specified as a “Change of Control” in an applicable award agreement. Notwithstanding the above, with respect to a 409A award, a “Change of Control” shall not occur unless that Change of Control also constitutes a “change in the ownership of a corporation,” a “change in the effective control of a corporation,” or a “change in the ownership of a substantial portion of a corporation’s assets,” in each case, within the meaning of 1.409A-3(i)(5) of the 409A regulations, as applied to non-corporate entities.

The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the phantom units held by our NEOs on December 31, 2015:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($) (2)
Robert W. Owens	Unit Vesting	$6,117,765	$—	$6,117,765	$1,551,128
Cynthia A. Archer	Unit Vesting	2,004,266	—	2,004,266	—
S. Blake Heinemann	Unit Vesting	1,903,657	—	1,903,657	—
R. Bradley Williams	Unit Vesting	1,581,627	—	1,581,627	—

(1)

The amounts reflected above represent the product of the number of phantom units that were subject to vesting/restrictions on December 31, 2015 multiplied by the closing price of our common units of $39.61 on that date.

(2)	(2)The amount reflected above represents the automatic acceleration of 39,160 unit awards, awarded in January 2015, multiplied by the closing price of our common units on December 31, 2015, $39.61.

Compensation of Directors

Our Board periodically reviews and determines the amounts payable to the members of our Board. In 2015, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $50,000; an annual cash retainer of $10,000 ($15,000 for the chair) for serving on our audit committee; an annual cash retainer of $5,000 ($7,500 for the chair) for serving on our compensation committee; a flat fee of $1,200 for each committee meeting attended; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of restricted phantom units under the LTIP equal to an aggregate of $100,000 divided by the closing price of SUN units on the date of grant. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board is entitled to receive a pro-rated restricted phantom unit award. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.

Under the LTIP, the director will forfeit all unvested restricted phantom units upon a termination of his duties as a director for any reason. If the director ceases providing services due to death or disability (as defined by the LTIP) prior to the date all restricted phantom units have vested, then all restrictions lapse and all restricted phantom units become immediately vested. If a Change of Control (as defined under the LTIP) occurs, then all unvested restricted phantom units become fully vested as of the date of the Change of Control. In addition, our directors will be reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board or its committees.

The following table provides a summary of compensation paid to each of our current and former non-employee directors (and Mr. Curia) for 2015 service:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Matthew S. Ramsey (3)	$354,210	$100,000	$—	$—	$454,210
Richard D. Brannon (4)	53,650	166,667	—	—	220,317
K. Rick Turner	100,700	100,000	—	—	200,700
James W. Bryant (4)	20,833	66,667	—	—	87,500
William P. Williams (4)	28,500	104,965	—	—	133,465
Sam L. Susser (4)	25,000	100,000	—	—	125,000
Christopher P. Curia (5)	—	244,845	—	—	244,845

(1)	The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the prorated annual retainer fee.
(2)

The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2015, calculated in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 18–Unit-Based Compensation in our Notes to Consolidated Financial Statements. As of December 31, 2015, Mr. Ramsey and Mr. Turner each had 2,782 outstanding restricted phantom units, Mr. Brannon and Mr. Bryant each had 1,387 outstanding restricted phantom units, and Mr. Curia had 6,621 outstanding restricted phantom units. Mr. Williams’ and Mr. Susser’s restricted phantom units forfeited upon their respective resignations from the Board.

(3)

Mr. Ramsey was a non-employee director until his November 2015 appointment as an officer to ETP’s general partner as President and Chief Operating Officer. Mr. Ramsey’s 2015 compensation also includes $100,000 in Board-approved quarterly compensation, effective April 1, 2015, for his significant additional efforts in assisting the Partnership with management development, succession planning, office relocation and business integration. Mr. Ramsey’s additional quarterly compensation ended upon his appointment as an officer at ETP and he will no longer receive any non-employee director cash compensation or restricted phantom unit awards.

(4)

Mr. Brannon resigned from our Board effective January 20, 2015 and was reappointed on April 30, 2015. At the time of his January 2015 resignation, Mr. Brannon forfeited a January 2, 2015 award grant of 2,035 restricted phantom units and upon his reappointment to our Board in April 2015, received a pro-rated award of 1,387 restricted phantom units. Mr. Bryant also received a pro-rated award of 1,387 restricted phantom units upon his appointment to the Board on April 30, 2015. Mr. Williams was re-appointed to our Board on January 30, 2015 and received an award of 2,035 restricted phantom units. Mr. Susser and Mr. Williams each resigned from our Board effective April 30, 2015. Mr. Williams’ and Mr. Susser’s restricted phantom units forfeited upon their respective resignations.

(5)

Mr. Curia, our director and our EVP-Human Resources and EVP-Chief Human Resources Officer of ETE is entitled to receive grants of restricted phantom units pursuant to the LTIP in recognition of his commitment and contribution to us and our unitholders. The restricted phantom units were granted to Mr. Curia on December 16, 2015 and will vest 60% on December 5, 2018 and 40% on December 5, 2020, subject to the terms of the award agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common units and Class C units of the Partnership that are issued and outstanding as of February 22, 2016 and held by:

•	each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C units;
•	each director, director nominee and named executive officer of our general partner; and
•	all of our directors and executive officers of our general partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (8)	Percentage of Commons Units Beneficially Owned	Class C Units Beneficially Owned	Percentage of Class C Units Beneficially Owned	Percentage of Common and Class C Units Beneficially Owned
ETP (2)	37,776,746	43.2%	—	—	36.4%
Citigroup Inc. (3)	6,768,238	7.7%	—	—	6.5%
Stripes LLC (4)	—	—	5,624,527	34.3%	5.4%
Stripes No. 1009 LLC (4)	—	—	5,544,140	33.8%	5.3%
Aloha Petroleum Ltd (5)	—	—	5,242,113	31.9%	5.1%
Goldman Sachs Asset Management (6)	5,018,565	5.7%	—	—	4.8%
OppenheimerFunds, Inc. (7)	3,173,163	3.6%	—	—	3.1%
Mary E. Sullivan	26,000	*	—	—	*
K. Rick Turner (9)	3,000	*	—	—	*
Christopher P. Curia	1,270	*	—	—	*
R. Bradley Williams	223	*	—	—	*
Cynthia A. Archer	—	—	—	—	—
Richard D. Brannon	—	—	—	—	—
James W. Bryant	—	—	—	—	—
Blake S. Heinemann	—	—	—	—	—
Robert W. Owens	—	—	—	—	—
Clare P. McGrory	—	—	—	—	—
Matthew S. Ramsey	—	—	—	—	—
All executive officers and directors as a group (eleven persons)	30,493	*	—	—	*

*	Represents less than 1%.
(1)

As of the date set forth above, there are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations. Unless otherwise indicated, the address for all beneficial owners in this table is 555 East Airtex Drive, Houston, Texas 77073.

(2)	The address for ETP and its subsidiaries is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(3)

The information contained in the table and this footnote with respect to Citigroup Inc. is based solely on a filing on Schedule 13G filed with the Securities and Exchange Commission on February 9, 2016. The business address of the reporting party is 388 Greenwich Street, New York, New York 10013.

(4)	The address for Stripes LLC and Stripes No. 1009 LLC is 4525 Ayers Street, Corpus Christi, Texas 78415.
(5)	The address for Aloha is 1132 Bishop St., Suite 1700, Honolulu, Hawaii 96813
(6)

The information contained in the table and this footnote with respect to Goldman Sachs Asset Management LP is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 1, 2016. The business address of the reporting party is 200 West Street, C/O Goldman Sachs & Co., New York, New York 10282.

(7)

The information contained in the table and this footnote with respect to Oppenheimer Funds, Inc. is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 5, 2016. The business address of the reporting party is Two World Financial center, 225 Liberty Street, New York, New York 10281.

(8)

Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 22, 2016, there were 87,365,706 common units and 16,410,780 Class C Units deemed to be beneficially owned for purposes of the above table.

(9)

Includes 1,000 common units held by the Turner Family Partnership. Mr. Turner disclaims beneficial ownership of these securities, except to the extent of his interest as the general partner of the partnership.

The following table sets forth, as of February 22, 2016, the number of common units of ETP and ETE owned by each of the directors and current executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	ETP Common Units Beneficially Owned†		ETE Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)	Number of Common Units (2)		Percentage of Total Common Units (3)
Cynthia A. Archer	2,891	*	4,500		*
Robert W. Owens	25,444	*	—		—
Blake S. Heinemann	6,311	*	—		—
R. Bradley Williams	737	*	3,159		*
Richard D. Brannon	1,031	*	38,400		*
James W. Bryant	8,128	*	244,856		*
Christopher P. Curia	25,043	*	19,052		*
Matthew S. Ramsey	13,191	—	52,317		—
K. Rick Turner	10,641	*	309,460	(4)	*
All executive officers and directors as a group (nine persons)	93,417	*	671,744		*

*	Represents less than 1%.
†

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

(3)	As of February 22, 2016, there were 507,740,653 common units of ETP and 1,044,788,657 common units of ETE deemed to be beneficially owned for purposes of the above table.
(4)

Includes (i) 54,586 units held by Mr. Turner directly; (ii) 89,084 units held in a partnership controlled by the Stephens Group, Mr. Turner’s former employer; (iii) 8,000 units held by the Turner Family Partnership; and (iv) 157,790 units held by the Turner Liquidating Trust. The voting and disposition of the units held by the Stephens Group partnership is controlled by the board of directors of the Stephens Group. With respect to the units held by the Turner Family Partnership, Mr. Turner exercises voting and dispositive power as the general partner of the partnership; however, he disclaims beneficial ownership of these units, except to the extent of his interest in the partnership. With respect to the units held by the Turner Liquidating Trust, Mr. Turner exercises one-third of the shared voting and dispositive power with the administrator of the liquidating trust and Mr. Turner’s ex-wife, who beneficially owns an additional 157,790 units.

Equity Compensation Plan Information

As of December 31, 2015, a total of 1,198,717 phantom units had been issued under the LTIP. Total securities remaining available for issuance under the LTIP as of December 31, 2015 were as follows:

Common Units Remaining Available for Issuance Under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	—	$—	393,783
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	393,783

(1)	As of January 1, 2016, the number of units awarded for future issuances increased by 500,000 to 893,783 as the Partnership completed a qualifying sale of its common units during 2015.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Transactions with ETE and its Subsidiaries

The following table summarizes the distributions and payments made by us to ETE or its subsidiaries during 2015.

Transaction	Explanation	Amount/Value

2015 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our general partner in respect of common and subordinated units and IDRs during 2015.	$72.4 million

Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our general partner for 2015.	$1.8 billion

Payments to affiliates for transportation services.	Total payments we made to affiliates of our general partner during 2015 for transportation services under the Susser Transportation Contract and the SXL Transportation and Terminalling Contract.	$27.7 million

Bulk purchases of motor fuel from ETP and its affiliates.	Represents payments made to ETP and its affiliates for bulk motor fuel purchases.	$2.4 billion

Reimbursement to our general partner for certain allocated overhead and other expenses.

Total payment to our general partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations, for 2015 pursuant to the Omnibus Agreement fiscal year.

$2.1 million

Sale and leaseback transactions with affiliates of our general partner.	Total amount paid by us to affiliates of our general partner during 2015 for the 12 properties we acquired pursuant to the sale and leaseback option in our Omnibus Agreement.	$55.3 million

Rent from affiliates.	Total amount of rents we received from affiliates of our general partner during 2015 for properties we lease to them.	$14.4 million

Other Transactions with Related Persons

Sunoco LLC Acquisition

On March 23, 2015, we entered into a Contribution Agreement (the “Sunoco LLC Contribution Agreement”) with Sunoco LLC, ETP Retail and ETP. Pursuant to the terms of the Sunoco LLC Contribution Agreement, we agreed to acquire from ETP Retail a 31.58% membership interest and 50.1% voting interest in Sunoco LLC. Pursuant to the terms of the Sunoco LLC Contribution Agreement, ETP agreed to guarantee all of the obligations of ETP Retail under the Sunoco LLC Contribution Agreement. We completed the acquisition of a 31.58% membership interest and 50.1% voting interest in Sunoco LLC on April 1, 2015. At the closing of the transactions contemplated by the Sunoco LLC Contribution Agreement, we paid ETP Retail approximately $775 million in cash and issued to ETP Retail 795,482 in common units.

Susser Acquisition

On July 14, 2015, we entered into a Contribution Agreement (the “Susser Contribution Agreement”) with Susser, Heritage Holdings, Inc. (“HHI”), ETP Holdco Corporation (“ETP Holdco” and together with HHI, the “Susser Contributors” and each, a “Susser Contributor”), our General Partner and ETP. Each of HHI and ETP Holdco are wholly-owned subsidiaries of ETP.  Pursuant to the terms of the Susser Contribution Agreement, we agreed to acquire from the Susser Contributors all of the issued and outstanding shares of capital stock of Susser. Pursuant to the terms of the Susser Contribution Agreement, ETP agreed to guarantee all of the obligations of the Susser Contributors under the Susser Contribution Agreement. We completed the acquisition of Susser on July 31, 2015. At the closing of the Susser acquisition, we paid the Susser Contributors approximately $966.9 million in cash and issued to the Susser Contributors 21,978,980 Class B Units. The Class B Units converted, on a one-for-one basis, into common units on August 19, 2015. In addition, (i) a Susser subsidiary exchanged its 79,308 common units for 79,308 Class A Units (ii) 10,939,436 subordinated units owned by Susser subsidiaries were converted into 10,939,436 Class A Units and (iii) we issued 79,308 common units and 10,939,436 subordinated units to subsidiaries of ETP. The Class A Units were contributed to us as part of the transaction.

Sunoco LLC and Sunoco Retail LLC Acquisitions

On November 15, 2015, we entered into the ETP Dropdown Contribution Agreement with Sunoco LLC, Sunoco Inc., ETP Retail, our General Partner and ETP. Pursuant to the terms of the ETP Dropdown Contribution Agreement, we agreed to acquire from ETP Retail, effective January 1, 2016, (a) 100% of the issued and outstanding membership interests of SUN Retail, an entity that will be formed by SUN R&M, prior to the closing of the transactions contemplated by the ETP Dropdown Contribution Agreement, and (b) 68.42% of the issued and outstanding membership interests of Sunoco LLC. Pursuant to the terms of the ETP Dropdown Contribution Agreement, ETP has agreed to guarantee all of the obligations of the ETP Retail under the ETP Dropdown Contribution Agreement. The transaction is expected to close in March 2016.

Sunoco LLC Related Party Agreements

Sunoco LLC is party to various commercial agreements with certain of its affiliates. These agreements include:

•

Agreements with Us. SPOC has entered into a Sublicense Agreement with Sunoco LLC which allows SPOC to sell Sunoco branded fuel on a wholesale basis to our company-operated Stripes locations and our independent third-party dealers. In addition, Sunoco LLC has entered into a wholesale supply agreement with Southside Oil allowing it to sell Sunoco branded fuel to the MACS company-operated locations and to its independent third-party dealers.

•

Agreements with Sunoco Inc. In connection with its formation, Sunoco LLC entered into a 10-year motor fuel supply agreement to become the exclusive supplier of motor fuel to Sunoco Inc.’s company-operated locations. Under the motor supply agreement, Sunoco LLC receives a fixed margin of four cents per gallon of motor fuel supplied. Sunoco LLC has also entered into a perpetual license agreement with Sunoco Inc. that provides Sunoco LLC an exclusive license to be the wholesale distributor of Sunoco branded motor fuel.

Sunoco LLC and Sunoco Inc. have also entered into an administrative and support services agreement and an employee secondment agreement, pursuant to which a subsidiary of Sunoco Inc. and its employees will provide certain general and administrative services to Sunoco LLC. In addition, Sunoco LLC participates in a treasury services agreement for centralized cash management with Sunoco Inc.

•

Agreements with SXL. Sunoco LLC has agreements with certain subsidiaries of SXL for various pipeline, terminalling and storage services provided by SXL to Sunoco LLC, including the storage, throughput and delivery of Sunoco LLC’s refined petroleum products. Sunoco LLC and SXL have also entered into agreements for the purchase and sale of fuel.

•

Agreements with Philadelphia Energy Solutions. Sunoco LLC is party to a supply agreement with a subsidiary of Philadelphia Energy Solutions LLC, an entity in which ETP indirectly owns a 33% non-controlling interest (‘‘PES’’). Pursuant to the supply agreement, PES sells ethanol to Sunoco LLC for blending with motor fuel. The volume of ethanol sold under the agreement equals the amount required for blending with the gasoline and diesel Sunoco LLC purchases under an intermediation agreement. The supply agreement also controls the sale of gasoline, diesel and alkylate from PES to Sunoco LLC if the intermediation agreement is terminated.

Financing Transactions with Affiliates

ETP provides credit support to certain of our suppliers under certain of our supply contracts.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

For a discussion of director independence, see “Item 10. Directors, Executive Officers and Corporate Governance.”

As a policy matter, our Special Committee, comprised of our independent directors, generally reviews any proposed related-party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. The Board makes the determinations as to whether there exists a related-party transaction in the normal course of reviewing transactions for approval as the Board is advised by its management of the parties involved in each material transaction as to which the Board’s approval is sought by the Partnership’s management. In determining materiality, our General Partner evaluates several factors including the term of the transaction, the capital investment required, and the revenues expected from the transaction. While there are no written policies or procedures for the Board to follow in making these determinations, the Board makes those determinations in light of its contractually-limited fiduciary duties to the Partnership’s Unitholders. The Partnership Agreement provides that if the Board of Directors, through the Special Committee or otherwise, approves the resolution or course of action taken with respect to a conflict of interest, then it will be presumed that, in making its decision, the Board of Directors acted in good faith, and any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceedings will have the burden of overcoming such presumption (see “Item 1A. Risk Factors - Risks Related to Conflicts of Interest” in this annual report).

Additionally, we have in place a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Partnership and its subsidiaries and affiliates, that requires the approval by designated executive officers prior to entering into any related party transaction that could present a potential conflict of interest.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The following table presents fees for audit services rendered by Ernst & Young LLP (“EY”) for the audit of our annual consolidated financial statements for 2014, fees for audit services rendered by Grant Thornton LLP (“Grant Thornton”) for the audit of our annual consolidated financial statements for 2015, and fees billed for services rendered by EY and Grant Thornton during the corresponding periods.

	Fiscal 2014	Fiscal 2015
Audit Fees	$851,919	$1,319,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$851,919	$1,319,000

Fees for audit services billed or expected to be billed consisted of the audit of our annual financial statements, reviews of our interim financial statements, services associated with SEC registration statements and other SEC matters and accounting and financial reporting consultations and research to comply with the standards of the PCAOB.

In considering the nature of services provided by EY and Grant Thornton, the audit committee determined that such services are compatible with the provisions of independent audit services. The audit committee discussed these services with EY, Grant Thornton, and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

Item 15.	Exhibits and Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2015.
1.	Sunoco LP Audited Consolidated Financial Statements:

2.	Financial Statement Schedules - No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.
3.	Exhibits:

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
Robert W. Owens
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as Principal Executive Officer and officer performing functions similar to Principal Financial Officer)

Date:	February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Owens	Director, President and Chief Executive Officer	February 25, 2016
Robert W. Owens	(Principal Executive Officer and officer performing functions similar to Principal Financial Officer)

/s/ Leta McKinley	Vice President and Controller	February 25, 2016
Leta McKinley	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	Chairman of the Board	February 25, 2016
Matthew S. Ramsey

/s/ Richard D. Brannon	Director	February 25, 2016
Richard D. Brannon

/s/ James W. Bryant	Director	February 25, 2016
James W. Bryant

/s/ Christopher P. Curia	Director	February 25, 2016
Christopher P. Curia

/s/ K. Rick Turner	Director	February 25, 2016
K. Rick Turner

Report of Independent Registered Public Accounting Firm

Partners

Sunoco LP

We have audited the accompanying consolidated balance sheet of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2015 and the related consolidated statements of operations and comprehensive income, changes in partners’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunoco LP and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of Sunoco LP and

Unitholders of Sunoco LP

We have audited the accompanying consolidated balance sheet of Sunoco LP (formerly Susser Petroleum Partners LP) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, partners ' equity, and cash flows for the periods from September 1, 2014 through December 31, 2014 and January 1, 2014 through August 31, 2014, and the year ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunoco LP at December 31, 2014, and the consolidated results of its operations and its cash flows for the periods from September 1, 2014 through December 31, 2014 and January 1, 2014 through August 31, 2014, and the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas

February 25, 2016

Sunoco LP

Consolidated Balance Sheets

	December 31, 2014	December 31, 2015
	(in thousands, except units)
Assets
Current assets:
Cash and cash equivalents	$125,426	$61,783
Advances from affiliates	396,376	234,509
Accounts receivable, net	257,065	259,993
Receivables from affiliates	4,941	8,074
Inventories, net	440,294	416,504
Other current assets	60,178	33,288
Total current assets	1,284,280	1,014,151
Property and equipment, net	2,081,126	2,397,266
Other assets:
Goodwill	1,854,436	1,821,864
Intangible assets, net	893,455	965,904
Other noncurrent assets	35,568	48,398
Total assets	$6,148,865	$6,247,583
Liabilities and equity
Current liabilities:
Accounts payable	$383,496	$401,231
Accounts payable to affiliates	56,969	14,988
Accrued expenses and other current liabilities	291,047	254,298
Current maturities of long-term debt	13,772	5,084
Total current liabilities	745,284	675,601
Revolving line of credit	683,378	450,000
Long-term debt, net	408,826	1,502,531
Deferred tax liability	378,953	431,327
Other noncurrent liabilities	89,268	93,709
Total liabilities	2,305,709	3,153,168
Commitments and contingencies:
Partners' capital:
Limited partner interest:
Common unitholders - public (20,036,329 units issued and outstanding as of December 31, 2014 and 49,588,960 units issued and outstanding as of December 31, 2015)	874,688	1,768,890
Common unitholders - affiliated (4,062,848 units issued and outstanding as of December 31, 2014 and 37,776,746 units issued and outstanding as of December 31, 2015)	27,459	1,305,350
Subordinated unitholders - affiliated (10,939,436 units issued and outstanding as of December 31, 2014 and no units issued or outstanding as of December 31, 2015)	—	—
Class A unitholders - held by subsidiary (no units issued or outstanding as of December 31, 2014 and 11,018,744 units issued and outstanding as of December 31, 2015)	—	—
Total partners' capital	902,147	3,074,240
Predecessor equity	2,946,653	—
Noncontrolling interest	(5,644)	20,175
Total equity	3,843,156	3,094,415
Total liabilities and equity	$6,148,865	$6,247,583

See accompanying notes

Sunoco LP

Consolidated Statements of Operations and Comprehensive Income

	Predecessor		Successor
	Year ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Year ended December 31, 2015
	(dollars in thousands, except unit and per unit amounts)
Revenues:
Retail motor fuel sales	$—	$—	$1,298,804	$3,247,545
Wholesale motor fuel sales to third parties	1,502,786	1,275,422	4,235,415	10,104,193
Wholesale motor fuel sales to affiliates	2,974,122	2,200,394	772,338	1,832,606
Merchandise sales	—	—	472,604	1,595,674
Rental income	10,060	11,690	21,642	71,730
Other	5,611	4,683	24,556	83,599
Total revenues	4,492,579	3,492,189	6,825,359	16,935,347
Cost of sales:
Retail motor fuel cost of sales	—	—	1,159,974	2,916,569
Wholesale motor fuel cost of sales	4,419,004	3,429,169	4,962,227	11,486,480
Merchandise cost of sales	—	—	320,282	1,068,933
Other	2,611	2,339	1,792	5,201
Total cost of sales	4,421,615	3,431,508	6,444,275	15,477,183
Gross profit	70,964	60,681	381,084	1,458,164
Operating expenses:
General and administrative	16,814	17,075	46,280	166,689
Other operating	3,187	4,964	225,905	677,207
Rent	1,014	729	28,451	92,949
Loss (gain) on disposal of assets and impairment charge	324	(39)	(394)	2,050
Depreciation, amortization and accretion	8,687	10,457	60,335	201,019
Total operating expenses	30,026	33,186	360,577	1,139,914
Income from operations	40,938	27,495	20,507	318,250
Interest expense, net	(3,471)	(4,767)	(10,935)	(87,575)
Income before income taxes	37,467	22,728	9,572	230,675
Income tax expense	(440)	(218)	(69,677)	(47,070)
Net income (loss) and comprehensive income (loss)	37,027	22,510	(60,105)	183,605
Less: Net income and comprehensive income attributable to noncontrolling interest	—	—	1,043	53,783
Less: Preacquisition income (loss) allocated to general partner	—	—	(95,381)	42,584
Net income and comprehensive income attributable to partners	$37,027	$22,510	$34,233	$87,238
Net income per limited partner unit:
Common - basic and diluted	$1.69	$1.02	$0.85	$1.11
Subordinated - basic and diluted	$1.69	$1.02	$0.85	$1.40

Weighted average limited partner units outstanding:
Common units - public (basic)	10,884,950	10,944,309	20,493,065	24,550,388
Common units - public (diluted)	10,906,794	10,969,437	20,499,447	24,572,126
Common units - affiliated (basic and diluted)	79,308	79,308	79,308	15,703,525
Subordinated units - affiliated (basic and diluted)	10,939,436	10,939,436	10,939,436	10,010,333

Cash distribution per unit	$1.84	$1.02	$1.15	$2.89

See accompanying notes

Sunoco LP

Consolidated Statements of Changes in Partners’ Equity

(in thousands)	Common Units-Public	Common Units-Affiliated	Subordinated Units-Affiliated	Predecessor Equity	Noncontrolling Interest	Total Equity
Predecessor:
Balance at December 31, 2012	$210,462	$(175)	$(131,955)	$—	$—	$78,332
Equity issued to Susser	—	2,000	—	—	—	2,000
Cash distributions to Susser	—	(316)	(19,653)	—	—	(19,969)
Cash distributions to unitholders	(19,632)	—	—	—	—	(19,632)
Unit-based compensation	965	3	967	—	—	1,935
Partnership net income	18,474	50	18,503	—	—	37,027
Balance at December 31, 2013	210,269	1,562	(132,138)	—	—	79,693
Cash distributions to Susser	—	(184)	(16,484)	—	—	(16,668)
Cash distributions to unitholders	(16,485)	—	—	—	—	(16,485)
Unit-based compensation	2,340	16	2,336	—	—	4,692
Unit retirements	(125)	—	—	—	—	(125)
Partnership net income	11,217	80	11,213	—	—	22,510
Balance at August 31, 2014	207,216	1,474	(135,073)	—	—	73,617

Successor:
Allocation of ETP merger "push down"	253,236	2,655	366,276	—	—	622,167
Equity offering, net	405,104	—	—	—	—	405,104
Contribution of MACS from ETP	—	591,520	—	—	(6,687)	584,833
Cash distribution to ETP for MACS	—	(565,813)	—	—	—	(565,813)
Cash distributions to unitholders	(10,356)	(2,472)	(5,970)	—	—	(18,798)
Elimination of intercompany investments	—	(3,918)	(128,531)	111,698	—	(20,751)
Predecessor equity - Sunoco LLC	—	—	—	1,027,129	—	1,027,129
Predecessor equity - Susser, net	—	—	(108,822)	1,903,207	—	1,794,385
Unit-based compensation	748	93	547	—	—	1,388
Partnership net income	18,740	3,920	11,573	(95,381)	1,043	(60,105)
Balance at December 31, 2014	874,688	27,459	—	2,946,653	(5,644)	3,843,156
Contribution of Sunoco LLC from ETP	—	—	—	(775,000)	—	(775,000)
Contribution of Susser from ETP	—	—	—	(966,855)	—	(966,855)
Contribution of assets between entities under common control above historic cost	—	987	59,513	(1,068,200)	—	(1,007,700)
Cancellation of promissory note with ETP	—	255,000	—	—	—	255,000
Cash distribution to ETP	—	(25,000)	—	(179,182)	—	(204,182)
Cash distribution to unitholders	(61,704)	(51,143)	(7,585)	—	—	(120,432)
Equity issued to ETP	—	1,007,700	—	—	—	1,007,700
Public equity offering, net	899,434	—	—	—	—	899,434
Subordinated unit conversion	—	60,636	(60,636)	—	—	—
Unit-based compensation	4,223	2,071	297	—	—	6,591
Other	(971)	2,036	(3)	—	(27,964)	(26,902)
Partnership net income	53,220	25,604	8,414	42,584	53,783	183,605
Balance at December 31, 2015	$1,768,890	$1,305,350	$—	$—	$20,175	$3,094,415

See accompanying notes

Sunoco LP

Consolidated Statements of Cash Flows

	Predecessor		Successor
	Year ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Year ended December 31, 2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$37,027	$22,510	$(60,105)	$183,605
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	8,687	10,457	60,335	201,019
Amortization of deferred financing fees	381	313	1,986	3,515
Loss (gain) on disposal of assets and impairment charge	324	(39)	(394)	2,050
Non-cash unit based compensation expense	1,935	4,692	1,388	5,703
Deferred income tax	70	(19)	30,938	24,231
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,087)	(3,939)	185,719	(2,804)
Accounts receivable from affiliates	9,664	(22,812)	542	(8,782)
Inventories	(7,777)	(10,557)	112,078	23,362
Other assets	757	(938)	92,636	26,024
Accounts payable	9,691	30,838	(318,861)	13,157
Accounts payable to affiliates	—	—	(16,187)	(41,981)
Accrued liabilities	6,326	1,717	24,657	(35,799)
Other noncurrent liabilities	(318)	1,139	62,620	(7,550)
Net cash provided by operating activities	50,680	33,362	177,352	385,750
Cash flows from investing activities:
Capital expenditures	(113,590)	(89,330)	(116,412)	(368,405)
Purchase of intangibles	(2,661)	(3,660)	(13,052)	(60,346)
Purchase of marketable securities	(844,359)	—	—	—
Redemption of marketable securities	966,671	25,952	—	—
Acquisition of MACS	—	—	(565,813)	—
Acquisition of Aloha, net of cash acquired	—	—	(236,407)	(85)
Acquisition of Sunoco LLC	—	—	—	(775,000)
Acquisition of Susser Holdings	—	—	—	(966,855)
Acquisition of Aziz	—	—	—	(41,600)
Acquisition from Alta East	—	—	—	(57,142)
Acquisition of VIE assets	—	—	—	(53,734)
Other Acquisitions	—	—	—	(24,626)
Proceeds from disposal of property and equipment	297	—	12,609	5,315
Net cash provided by (used in) investing activities	6,358	(67,038)	(919,075)	(2,342,478)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	494	1,400,000
Payments on long-term debt	(137,173)	(25,881)	(82,244)	(242,213)
Revolver borrowings	191,524	565,220	1,137,189	1,470,750
Revolver repayments	(70,904)	(476,840)	(698,400)	(1,449,128)
Loan origination costs	(270)	—	(7,586)	(21,823)
Advances to affiliates	—	—	3,990	161,867
Proceeds from issuance of common units, net of offering costs	—	—	405,104	899,434
Distributions to parent	(19,969)	(16,668)	(8,442)	(204,182)
Other cash from financing activities, net	784	(125)	—	(1,188)
Distributions to unitholders	(19,632)	(16,485)	(10,356)	(120,432)
Net cash provided by (used in) financing activities	(55,640)	29,221	739,749	1,893,085
Net increase (decrease) in cash	1,398	(4,455)	(1,974)	(63,643)
Cash and cash equivalents at beginning of period	6,752	8,150	127,400	125,426
Cash and cash equivalents at end of period	$8,150	$3,695	$125,426	$61,783

Supplemental disclosure of non-cash investing activities:
"Push down" accounting from ETP merger	$—	$—	$624,215	$—

Supplemental disclosure of non-cash financing activities:
Contribution of debt from Susser	$(21,850)	$—	$—	$—
Equity issued to Susser	(2,000)	—	—	—
Cancellation of promissory note with ETP	—	—	—	255,000
Increase in partners' equity related to ETP Merger	—	—	622,167	—
Equity issued to ETP	—	—	212,004	1,007,700

Supplemental disclosure of cash flow information:
Interest paid	$3,356	$4,516	$7,652	$59,916
Income taxes paid	18	—	1,600	50,732

See accompanying notes

Sunoco LP

Notes to Consolidated Financial Statements

1.	Organization and Principles of Consolidation

The Partnership was formed in June 2012 by Susser Holdings Corporation (“Susser”) and its wholly owned subsidiary, Sunoco GP LLC (formerly known as Susser Petroleum Partners GP LLC), our general partner (“General Partner”). On September 25, 2012, we completed our initial public offering (“IPO”) of 10,925,000 common units representing limited partner interests.

On April 27, 2014, Susser entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP acquired the outstanding common shares of Susser (the “ETP Merger”). The ETP Merger was completed on August 29, 2014. By acquiring Susser, ETP acquired 100% of the non-economic general partner interest and incentive distribution rights in us, which have subsequently been distributed to Energy Transfer Equity, L.P. (“ETE”). Additionally, ETP directly and indirectly acquired approximately 11.0 million of our common and subordinated units (representing approximately 50.1% of our then outstanding units). Unvested phantom units that were outstanding on April 27, 2014 vested upon completion of the ETP Merger. See Note 4 for further information.

Effective October 27, 2014, Susser Petroleum Partners LP (NYSE: SUSP) changed its name to Sunoco LP (“SUN”, NYSE: SUN). These changes align the Partnership’s legal and marketing name with that of ETP’s iconic brand, Sunoco. As used in this document, the terms “Partnership”, “SUN”, “we”, “us” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries unless the context clearly indicates otherwise.

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

On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco, LLC (“Sunoco LLC”). Because of our controlling interest in Sunoco LLC, our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we did not own as of December 31, 2014 or December 31, 2015, is presented as noncontrolling interest in our consolidated financial statements.

Results of operations for the Mid-Atlantic Convenience Stores, LLC (“MACS”), Sunoco LLC, and Susser acquisitions, deemed transactions between entities under common control, have been included in our consolidated results of operations since September 1, 2014, the date of common control. See Note 4 for further information.

Prior to September 2014, we operated our business as one segment, which was primarily engaged in wholesale fuel distribution. With the addition of convenience store operations we have added a retail operating segment. Our primary operations are conducted by the following consolidated subsidiaries:

•

Susser Petroleum Operating Company LLC (“SPOC”), a Delaware limited liability company, distributes motor fuel to Susser’s retail and consignment locations, as well as third party customers in Texas, New Mexico, Oklahoma and Louisiana.

•

T&C Wholesale LLC and Susser Energy Services LLC, both Texas limited liability companies, distribute motor fuels, propane, and lubricating oils, primarily in Texas, Oklahoma, New Mexico, and Kansas. On April 1, 2015, T&C Wholesale LLC merged into Susser Energy Services LLC and Susser Energy Services LLC changed its name to Sunoco Energy Services LLC.

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.
•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel primarily in Virginia, Maryland, Tennessee, and Georgia.
•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores primarily in Virginia, Maryland, Tennessee, and Georgia.
•	Aloha Petroleum, Ltd (“Aloha”), a Hawaii corporation, distributes motor fuel and owns and operates convenience stores on the Hawaiian Islands.

•	Aloha Petroleum, LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
•

Sunoco LLC, a Delaware limited liability company formed on June 1, 2014, in which we own a 31.58% membership interest and a 50.1% voting interest as of December 31, 2015, primarily distributes motor fuels across more than 26 states throughout the East Coast, Midwest, and Southeast regions of the United States.

•	Susser, a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes branded convenience stores and transports motor fuel under GoPetro Transport LLC.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.

2.	Summary of Significant Accounting Policies

Fiscal Year

The Partnership uses calendar month accounting periods and ends its fiscal year on December 31.

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

Consolidation of Variable Interest Entities

The Partnership uses a qualitative approach in assessing the consolidation requirement for VIEs. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the VIE’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Partnership is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE entity will be included in the Partnership’s consolidated financial statements.

Fair Value Measurements

We use fair value measurements to measure, among other items, purchased assets and investments, leases, and derivative contracts. We also use them to assess impairment of properties, equipment, intangible assets, and goodwill.

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

Segment Reporting

Beginning with the acquisition of MACS in 2014, we operate our business in two primary segments, both of which are included as reportable segments. Our retail segment operates convenience stores selling a variety of merchandise, food items, services, and motor fuel. Our wholesale segment sells motor fuel to our retail segment and external customers. Beginning in the first quarter of 2015, we retrospectively allocated the revenue and costs previously reported in "All Other" to each segment based on the way our Chief Operating Decision Maker ("CODM") measures segment performance (see Note 19).

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

Acquisitions of entities under common control are accounted for similar to a pooling of interests, in which the acquired assets and assumed liabilities are recognized at their historic carrying values. The results of operations of the affiliated business acquired are reflected in the Partnership’s consolidated results of operations beginning on the date of common control.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

Sunoco LLC has a treasury services agreement with an indirect wholly-owned subsidiary of ETP, Sunoco, Inc. (“Sunoco Inc.”) Pursuant to this agreement, Sunoco LLC participates in Sunoco Inc.’s centralized cash management program. Under this program, all cash receipts and cash disbursements are processed, together with those of Sunoco Inc., through Sunoco Inc.’s cash accounts with a corresponding credit or charge to the advances to/from affiliates account. The net balance of Sunoco LLC is reflected in Advances from affiliates on the consolidated balance sheets.

Accounts Receivable

The majority of trade receivables are from wholesale fuel customers or amounts due from credit card companies related to retail credit card transactions. Wholesale customer credit is extended based on evaluation of the customer’s financial condition. Receivables are recorded at face value, without interest or discount. The Partnership provides an allowance for doubtful accounts based on historical experience and on a specific identification basis. Credit losses are recorded against the allowance when accounts are deemed uncollectible.

Receivables from affiliates have risen from increased fuel sales and other miscellaneous transactions with non-consolidated affiliates. These receivables are recorded at face value, without interest or discount.

Inventories

Fuel inventories are stated at the lower of cost or market. Beginning September 2014, fuel inventory cost is determined using the last-in-first-out method (“LIFO”). Under this methodology, the cost of fuel sold consists of actual acquisition costs, which includes transportation and storage costs.  Such costs are adjusted to reflect increases or decreases in inventory quantities which are valued based on changes in the LIFO inventory layers.

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

Long-Lived Assets

Long-lived assets are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If such indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss on disposal of assets and impairment charge in the statement of operations for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Goodwill and Indefinite-Lived Intangible Assets

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

Based upon the analysis of qualitative factors, the Partnership determines if it is more likely than not that the reporting unit has a fair value which exceeds the carrying value. Some of the qualitative factors considered in applying this test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, the overall financial performance of the business, and the performance of the unit price of the Partnership.

If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeded the carrying value of the reporting unit, then the two-step approach would be applied in making an evaluation. In step one, multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis), would be used. The computations require management to make significant estimates and assumptions. Critical estimates and assumptions that are used as part of these evaluations would include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about sales, operating margins, capital expenditures, working capital, and growth rates.

If after assessing the totality of events or circumstances an entity determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount then performing the two-step test is unnecessary.

If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Partnership’s “implied fair value” requires the Partnership to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. If the “implied fair value” is less than the carrying value, an impairment charge would be recorded.

Indefinite-lived intangible assets are composed of certain trademarks and are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each asset's fair value to its book value. We first determine qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If we conclude that it is more likely than not that an indefinite-lived asset is impaired, then we determine the fair value by using the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset.

Other Intangible Assets

Other finite-lived intangible assets consist of supply agreements, customer relations, non-competes, loan origination costs, and favorable lease arrangements. Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment only if and when circumstances warrant. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Partnership, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.

Customer relations and supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to twenty years. Favorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. Non-competition agreements are amortized over the terms of the respective agreements, and loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

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

Revenue Recognition

Revenues from our two primary product categories, motor fuel and merchandise, are recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. The Partnership charges its wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through PropCo, our wholly owned corporate subsidiary, we may sell motor fuel to wholesale customers on a consignment basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. We derive other income from rental income, propane and lubricating oils, and other ancillary product and service offerings. In our retail segment, we derive other income from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, movie rentals, and other ancillary product and service offerings. We record revenue from other retail transactions on a net commission basis when the product is sold and/or services are rendered.

Rental Income

Rental income from operating leases is recognized on a straight line basis over the term of the lease.

Cost of Sales

We include in cost of sales all costs incurred to acquire fuel and merchandise, including the costs of purchasing, storing, and transporting inventory prior to delivery to our customers. Items are removed from inventory and are included in cost of sales based on the retail inventory method for merchandise and the LIFO method for motor fuel. Cost of sales does not include depreciation of property, plant, and equipment as amounts attributed to cost of sales would not be significant. Depreciation is separately classified in the Consolidated Statements of Operations and Comprehensive Income.

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.

For retail locations where the Partnership holds inventory, including consignment arrangements, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts for the year ended December 31, 2013, the periods January 1, 2014 through August 31, 2014 and September 1, 2014 through December 31, 2014, and the year ended December 31, 2015 were $18.3 million, $10.3 million, $754.7 million, and $2.3 billion, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Deferred Branding Incentives

We receive payments for branding incentives related to fuel supply contracts. Unearned branding incentives are deferred and amortized on a straight line basis over the term of the agreement as a credit to cost of sales.

Lease Accounting

The Partnership leases a portion of its properties under non-cancelable operating leases, whose initial terms are typically five to fifteen years, with options permitting renewal for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease, including renewal periods that are reasonably assured at the inception of the lease. The Partnership is typically responsible for payment of real estate taxes, maintenance expenses, and insurance. The Partnership also leases certain vehicles, and such leases are typically less than five years.

Fair Value of Financial Instruments

Cash, accounts receivable, certain other current assets, marketable securities, accounts payable, accrued expenses, and other current liabilities are reflected in the consolidated financial statements at fair value.

Earnings Per Unit

In addition to common and subordinated units, we have identified incentive distribution rights (“IDRs”) as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units.

Stock and Unit-based Compensation

Certain employees supporting operations prior to the ETP Merger were granted long-term incentive compensation awards under the Susser stock-based compensation programs, which primarily consisted of stock options and restricted common stock. Prior to the ETP Merger, these costs were allocated to us and are included in general and administrative expenses.

In connection with our IPO, our General Partner adopted the Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (the “LTIP Plan”, or “Sunoco LP Plan”), under which various types of awards may be granted to employees, consultants, and directors of our General Partner who provide services for us. On August 29, 2014, effective with the ETP Merger, all then outstanding unvested awards became fully vested. Subsequent to the ETP Merger, there were additional grants issued under the LTIP plan as well as allocated compensation expenses from ETP, which are recognized over the vesting period based on the grant-date fair value. The grant-date fair value is determined based on the market price of our common units on the grant date. We amortize the grant-date fair value of these awards over their vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses.

Income Taxes

The Partnership is a publicly traded limited partnership and is not taxable for federal and most state income tax purposes. As a result, our earnings or losses, to the extent not included in a taxable subsidiary, for federal and most state purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial basis of assets and liabilities, differences between the tax accounting and financial accounting treatment of certain items, and due to allocation requirements related to taxable income under our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2015, 2014, and 2013, our qualifying income met the statutory requirement.

The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. These corporate subsidiaries include Propco, Susser, and Aloha. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.

Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, we reassess these probabilities and record any changes through the provision for income taxes.

In November 2015, new federal partnership audit procedures were signed into law which are effective for tax years beginning after December 31, 2017. Under the new procedures, a partnership would be responsible for paying the imputed underpayment of tax resulting from the audit adjustments in the adjustment year even though partnerships are “pass through entities”. However, as an alternative to paying the imputed underpayment of tax at the partnership level, a partnership may elect to provide the audit adjustment information to the reviewed year partners, whom in turn would be responsible for paying the imputed underpayment of tax in the adjustment year. The Partnership is currently evaluating the impact, if any, this legislation has its income taxes policies.

Recently Issued and Adopted Accounting Pronouncements

FASB ASU No. 2015-03. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Interest - Imputation of Interest - (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset.  This ASU is effective for annual reporting periods after December 15, 2015, including interim periods within that reporting period, with early adoption permitted for financial statements that have not been previously issued.  Upon adoption, this ASU must be applied retrospectively to all prior reporting periods presented. We adopted and applied this standard to our consolidated financial statements for the years ended December 31, 2015 and 2014. The adoption of this ASU did not have a material impact on our financial statements.

FASB ASU No. 2015-05. In April 2015, the FASB issued ASU No. 2015-05 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendments in this ASU are effective for financial statements issued with fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not anticipate that the adoption of this ASU will have a material impact on our financial statements.

FASB ASU No. 2015-06. In April 2015, the FASB issued ASU No. 2015-06 "Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force ("EITF")." This ASU specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. This ASU is effective for financial statements issued with fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We currently are in compliance with this ASU.

FASB ASU No. 2015-14. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date," which amends the effective date of ASU No. 2014-09. The updates clarify the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 amends the effective date to financial statements issued with fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2015-14 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We continue to evaluate the impact this new accounting standard will have on our revenue recognition policies.

FASB ASU No. 2015-15. In August 2015, the FASB issued ASU No. 2015-15 "Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)." As the guidance in Update 2015-03 (discussed above) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, Update 2015-15 clarifies that such debt issuance costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in this update are effective for financial statements issued with fiscal years beginning after December 15, 2015, including interim periods within that reporting period. The Partnership will continue to classify loan origination costs related to the line of credit as an asset and amortize ratably. The adoption of this ASU did not have a material impact on our financial statements.

FASB ASU No. 2015-16. In August 2015, the FASB issued ASU No. 2015-16 "Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments." This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Finally, this update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for financial statements issued with fiscal years beginning after December 15, 2015, including interim periods within that reporting period. We do not anticipate that the adoption of this ASU will have a material impact on the financial statements.

FASB ASU No. 2015-17. In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes." This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted and applied this standard to our consolidated financial statements for the years ended December 31, 2015 and 2014. The adoption of this ASU did not have a material impact on our financial statements.

FASB ASU No. 2016-01. In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments—Overall (ASU 2016-01) – Recognition and Measurement of Financial Assets and Financial Liabilities," which institutes a number of modifications to the reporting of financial assets and liabilities. These modifications include (a) measurement of non-equity method assets and liabilities at fair value, with changes to fair value recognized through net income, (b) performance of qualitative impairment assessments of equity investments without readily determinable fair values at each reporting period, (c) elimination of the requirement to disclose methods and significant assumptions used in calculating the fair value of financial instruments measured at amortized cost, (d) measurement of the fair value of financial instruments measured at amortized cost using the exit price notion consistent with Topic 820, Fair Value Measurement, (e) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk, (f) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (g) evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for financial statements issued with fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We do not anticipate that the adoption of this ASU will have a material impact on the financial statements.

3.	Change in Accounting Principles

Pursuant to the adoption of ASU 2015-03, "Interest - Imputation of Interest - (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," we retrospectively presented debt issuance costs as a direct deduction from the debt liability rather than as an asset in the Consolidated Balance Sheets. There was no impact on prior years presented as there were no debt issuance costs as of December 31, 2014. As of December 31, 2015, $18.4 million of debt issuance costs are deducted from long-term debt (see Note 11).

Pursuant to the adoption of ASU 2015-17, "Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes," we retrospectively classified deferred tax assets and liabilities as noncurrent in the Consolidated Balance Sheets. Deferred tax assets of $12.4 million were reclassified from other current assets to deferred tax liability as of December 31, 2014.

4.	Mergers and Acquisitions

ETP Merger

As a result of the ETP Merger, we became a consolidated entity of ETP and applied “push down” accounting that required our assets and liabilities to be adjusted to fair value as of August 29, 2014, the date of the merger. Due to the application of “push down” accounting, our consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented. The periods prior to the ETP Merger are identified as “Predecessor” and the period after the ETP Merger is identified as “Successor”. For accounting purposes, management has designated the ETP Merger date as August 31, 2014, as the operating results and change in financial position for the intervening period is not material.

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
•

the consideration of the highest and best use of the assets through discussion amongst the management group, the qualitative characteristics of the assets acquired, observations from past transactions within the industry regarding the use of assets subsequent to the respective acquisitions, and senior management’s future plans for the assets acquired and the related forecasts.

Our identifiable intangible assets consist primarily of dealer relationships, the fair value of which were determined by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions. The amount of goodwill recorded represents the excess of our enterprise value over the fair value of our assets and liabilities.

The following table summarizes the final “push down” accounting allocation to our assets and liabilities as of the date presented (in thousands):

August 31, 2014
Current assets	$171,434
Property and equipment	272,930
Goodwill	590,042
Intangible assets	70,473
Other noncurrent assets	811
Current liabilities	(154,617)
Other noncurrent liabilities	(255,289)
Net assets	$695,784

Acquisitions

MACS Acquisition

On October 1, 2014, we acquired 100% of the membership interests of MACS from ETP for a total consideration of approximately $768.0 million, subject to certain working capital adjustments (the “MACS acquisition”). The consideration paid consisted of 3,983,540 newly issued common units representing limited partnership interests in the Partnership and $566.0 million in cash. We initially financed the cash portion of the MACS acquisition by utilizing availability under the 2014 Revolver (as defined below). A portion of the 2014 Revolver borrowing was repaid during the fourth quarter of 2014, using cash from proceeds of an equity offering. MACS has been determined to be the primary beneficiary of certain VIEs, and therefore the Partnership consolidates these VIEs.

The assets owned by MACS include approximately 100 company-operated retail convenience stores and 200 dealer-operated and consignment sites that were previously acquired by ETP. The combined portfolio includes locations in Virginia, Maryland, Tennessee and Georgia. This was the first transaction completed in a series of previously announced drop-down plans by which ETP intends to transfer its retail and fuel distribution businesses to the Partnership. The acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized the acquired assets and assumed liabilities at their respective carrying values and no additional goodwill was created. The Partnership’s results of operations include MACS’ results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of MACS from August 31, 2014.

Included in our Successor results of operations for the period September 1, 2014 through December 31, 2014 is $509.3 million and $31.9 million of revenue and net income, respectively, related to the acquisition of MACS.

The following table summarizes the recording of the assets and liabilities at their respective carrying values as of the date presented (in thousands):

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

Aloha Acquisition

On December 16, 2014, we completed the acquisition of 100% of the stock of Aloha, the largest independent gasoline marketer and one of the largest convenience store operators in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands (the “Aloha acquisition”). Aloha currently markets through 97 Aloha, Shell, and Mahalo branded fuel stations throughout the state, 50 of which are company operated. The adjusted purchase price for Aloha was approximately $267.1 million in cash, subject to a post-closing earn-out we have estimated at $18.3 million, and certain post-closing adjustments, and before transaction costs and other expenses totaling $2.8 million. As of December 31, 2015, we have recorded on our consolidated balance sheet under other non-current liabilities the $18.3 million contingent consideration, which we based on the internal evaluation of the earnings level that Aloha is expected to achieve during the earnout period of December 16, 2014 through December 31, 2022. Approximately $14.1 million of the cash consideration was placed in an escrow account to satisfy indemnification obligations of the seller and certain environmental claims, pursuant to the terms of the purchase agreement. Included in our Successor results of operations for the period December 16, 2014 through December 31, 2014 is $24.7 million and $0.7 million of revenue and net income, respectively, related to the acquisition of Aloha.

Management, with the assistance of a third party valuation firm, determined the fair value of the assets and liabilities at the date of the Aloha acquisition. We determined the value of goodwill by giving consideration to the following qualitative factors:

•	synergies created through increased fuel purchasing advantages, merchandising and improved “buying power” reflecting economies of scale;
•	strategic advantages of Aloha due to its particular assets;
•	Aloha’s history;
•	the nature of Aloha’s products and services and its competitive position in the marketplaces; and
•	Aloha’s competitors in the geographically isolated market.

As a result of the finalization of the purchase price allocation during 2015, an adjustment of $49.2 million was made to reduce the amount of goodwill related to the Aloha acquisition and increase property and equipment and intangible assets offset by an increase in deferred tax liability.

The following table summarizes the final allocation of the assets and liabilities as of the date presented (in thousands):

December 16, 2014
Current assets	$67,012
Property and equipment	127,916
Goodwill	105,615
Intangible assets	74,706
Other noncurrent assets	732
Current liabilities	(20,127)
Other noncurrent liabilities	(70,465)
Total consideration	285,389
Cash acquired	(30,597)
Contingent consideration	(18,300)
Total cash consideration, net of cash acquired and contingent consideration	$236,492

The Aloha acquisition was a stock purchase transaction. It is being treated as such for tax purposes and any resulting goodwill is not deductible for tax purposes.

Sunoco LLC Acquisition

On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco LLC from ETP Retail Holdings, LLC (“ETP Retail”), an indirect wholly-owned subsidiary of ETP, for total consideration of approximately $775.0 million in cash (the “Sunoco Cash Consideration”) and $40.8 million in common units representing limited partner interests of the Partnership, based on the five day volume weighted average price of the Partnership’s common units as of March 20, 2015 (the “SUN LLC acquisition”). The Sunoco Cash Consideration was financed through issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance”) of 6.375% Senior Notes due 2023 on April 1, 2015. The common units issued to ETP Retail were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Sunoco LLC Contribution Agreement, ETP guaranteed all of the obligations of ETP Retail.

We have a controlling interest in Sunoco LLC as a result of our 50.1% voting interest, therefore our consolidated financial statements include 100% of Sunoco LLC. The 68.42% membership interest in Sunoco LLC that we do not own is presented as noncontrolling interest in our consolidated financial statements.

The SUN LLC acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no goodwill created. The Partnership’s results of operations include Sunoco LLC’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Sunoco LLC from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $2.4 billion of Sunoco LLC revenues and $24.5 million of net income for the three months ended March 31, 2015 as well as $4.2 billion of Sunoco LLC revenues and $80.2 million of net loss for the period from September 1, 2014 through December 31, 2014. Pre-SUN LLC acquisition equity of Sunoco LLC is presented as predecessor equity in our consolidated financial statements.

The following table summarizes the recording of the assets and liabilities at their respective carrying values as of the date presented, (in thousands):

August 31, 2014
Current assets	$1,107,007
Property and equipment	384,100
Intangible assets	182,477
Other noncurrent assets	2,238
Current liabilities	(641,400)
Other noncurrent liabilities	(7,293)
Net assets	1,027,129
Net deemed contribution	(252,129)
Cash acquired	(44)
Total cash consideration, net of cash acquired	$774,956

Susser Acquisition

On July 31, 2015, we acquired 100% of the issued and outstanding shares of capital stock of Susser (the “Susser acquisition”) from Heritage Holdings, Inc., a wholly owned subsidiary of ETP (“HHI”) and ETP Holdco Corporation, a wholly owned subsidiary of ETP (“ETP Holdco” and together with HHI, the “Contributors” and each, a “Contributor”), for total consideration of approximately $966.9 million in cash (the “Susser Cash Consideration”), subject to certain post-closing working capital adjustments, and issued to the Contributors 21,978,980 Class B Units representing limited partner interests of the Partnership (“Class B Units”). The Class B Units were identical to the common units in all respects, except such Class B Units were not entitled to distributions payable with respect to the second quarter of 2015. The Class B Units converted, on a one-for-one basis, into common units on August 19, 2015.

Pursuant to the terms of the Contribution Agreement dated as of July 14, 2015 among Susser, HHI, ETP Holdco, our General Partner, and ETP (the “Susser Contribution Agreement”), (i) Susser caused its wholly owned subsidiary to exchange its 79,308 common units for 79,308 Class A Units representing limited partner interests in the Partnership (“Class A Units”) and (ii) the 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A Units. The Class A Units were entitled to receive distributions on a pro rata basis with the common units, except that the Class A Units (a) did not share in distributions of cash to the extent such cash was derived from or attributable to any distribution received by the Partnership from PropCo, the Partnership’s indirect wholly owned subsidiary, the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries and (b) were subordinated to the common units during the subordination period for the subordinated units and were not entitled to receive any distributions until holders of the common units received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters.

In addition, the Partnership issued 79,308 common units and 10,939,436 subordinated units to the Contributors (together with the Class B Units, the “Susser Unit Consideration”) to restore the economic benefit of the common units and subordinated units held by wholly owned subsidiaries of Susser that were exchanged or converted, as applicable, into Class A Units. The Susser Unit Consideration was issued and sold to the Contributors in private transactions exempt from registration under Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Susser Contribution Agreement, ETP guaranteed all then existing obligations of the Contributors.

The Susser acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no additional goodwill created. The Partnership’s results of operations include Susser’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Susser from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $2.6 billion of Susser revenues and $18.1 million of net income for the period from January 1, 2015 through July 31, 2015 as well as $741.9 million of Susser revenues and $15.2 million of net loss for the period from September 1, 2014 through December 31, 2014. Pre-Susser acquisition equity of Susser is presented as predecessor equity in our consolidated financial statements.

The following table summarizes the final recording of the assets and liabilities at their respective carrying values as of the date presented, (in thousands):

August 31, 2014
Current assets	$217,244
Property and equipment	983,900
Goodwill	976,631
Intangible assets	541,054
Other noncurrent assets	38,216
Current liabilities	(246,009)
Other noncurrent liabilities	(842,310)
Total consideration	1,668,726
Net deemed contribution	(701,871)
Cash acquired	(63,801)
Total cash consideration, net of cash acquired	$903,054

Other Acquisitions

On August 10, 2015, we acquired 27 convenience stores in the Upper Rio Grande Valley from Aziz Convenience Stores, L.L.C. for $41.6 million. The Partnership allocated the total purchase consideration to the assets acquired based on the preliminary estimate of their respective fair values at the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $4.3 million.

On December 16, 2015, we acquired a wholesale motor fuel distribution business serving the Northeastern United States from Alta East, Inc. (“Alta East”) for approximately $57.1 million plus the value of inventory on hand at closing (the “Alta East acquisition”). As part of the Alta East acquisition, we also acquired a total of 32 fee and leased properties, including 30 properties operated by third party dealers or commission agents and two non-operating surplus locations. The Alta East acquisition also included supply contracts with the dealer-owned and operated sites. The Alta East acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to the assets acquired based on the preliminary estimate of their respective fair values at the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $16.6 million.

Additional acquisitions by the Partnership during 2015 totaled $24.6 million in consideration paid and preliminarily increased goodwill by $10.1 million. Management is reviewing the valuation and confirming the results to determine the final purchase price allocations. As a result, material adjustments to this preliminary allocations may occur in the future.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of our operations and those of Susser, Sunoco LLC, MACS, and Aloha on a pro forma basis, as though all entities had been acquired on January 1, 2014. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense, and related tax effects, among others (in thousands):

Unaudited Pro Forma
Susser, Sunoco LLC, MACS, and Aloha
Twelve Months Ended
December 31, 2014
Revenues	$24,826,360
Net income attributable to partners	$17,614

Sunoco LLC and Sunoco Retail LLC Acquisitions

On November 15, 2015, we entered into a Contribution Agreement (the “ETP Dropdown Contribution Agreement”) with Sunoco LLC, Sunoco Inc., ETP Retail, our General Partner and ETP. Pursuant to the terms of the ETP Dropdown Contribution Agreement, we agreed to acquire from ETP Retail, effective January 1, 2016, (a) 100% of the issued and outstanding membership interests of Sunoco Retail LLC (“SUN Retail”), an entity that will be formed by Sunoco, Inc. (R&M), an indirect wholly owned subsidiary of Sunoco Inc., prior to the closing of the transactions contemplated by the ETP Dropdown Contribution Agreement, and (b) 68.42% of the issued and outstanding membership interests of Sunoco LLC (the “ETP dropdown”). Pursuant to the terms of the Contribution Agreement, ETP has agreed to guarantee all of the obligations of ETP Retail under the ETP Dropdown Contribution Agreement.

Immediately prior to the closing of the ETP dropdown, SUN Retail is expected to own all of the retail assets of SUN R&M, the ethanol plant located in Fulton, NY currently owned by SUN R&M, 100% of the issued and outstanding membership interests in Sunmarks, LLC, and all the retail assets of Atlantic Refining & Marketing Corp., a wholly owned subsidiary of Sunoco Inc. Sunoco LLC is primarily engaged in the wholesale distribution of motor fuels across more than 26 states throughout the East Coast and Southwest regions of the United States.

Subject to the terms and conditions of the ETP Dropdown Contribution Agreement, at the closing of the ETP dropdown, we will pay to ETP Retail approximately $2.032 billion in cash, subject to certain working capital adjustments, and issue to ETP Retail 5,710,922 common units, representing limited partner interests in the Partnership (the “ETP Dropdown Unit Consideration”). The ETP

Dropdown Unit Consideration will be issued and sold to ETP Retail in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.

5.	Variable Interest Entities

MACS entered into agreements with entities controlled by the Uphoff Unitholders (members of MACS Holdings, LLC, owner of MACS prior to the acquisition by ETP) to lease the property, buildings and improvements of 37 sites that are now operated by the Partnership. Under the terms of the agreement, the Partnership had the right to purchase the underlying assets of 33 of these leases. Because of the variable interest purchase option as well as the terms of the leases, the Partnership was determined to be the primary beneficiary of these VIEs, and therefore we consolidated these entities prior to exercising our right to purchase. In determining whether the Partnership is the primary beneficiary, we took into consideration the following:

•	Identified the significant activities and the parties that have the power to direct them;
•	Reviewed the governing board composition and participation ratio;
•	Determining the equity, profit and loss ratio;
•	Determining the management-sharing ratio;
•	Reviewed employment terms; and
•	Reviewed the funding and operating agreements.

On December 23, 2015 we completed the acquisition of underlying assets at the 33 locations subject to rights of purchase for $53.7 million, including payment of associated mortgage debt of $44.3 million. This transaction terminated separate consolidation of the VIEs, with the purchased assets continuing to be included in our consolidated financial statements.

Assets and liabilities of the VIEs, included in the December 31, 2014 Consolidated Balance Sheet, consisted of the following:

December 31, 2014
(in thousands)
Receivables from affiliates	$3,484
Property, plant and equipment, net	45,340
Other noncurrent assets	3,665
Accounts payable and accrued liabilities	490
Long-term debt, including current maturities of $8,422	56,452
Other noncurrent liabilities	1,190

6.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following:

	December 31, 2014	December 31, 2015
	(in thousands)
Accounts receivable, trade	$193,199	$153,580
Credit card receivables	37,277	57,393
Vendor receivables for rebates, branding, and other	16,536	14,561
Other receivables	14,033	38,381
Allowance for doubtful accounts	(3,980)	(3,922)
Accounts receivable, net	$257,065	$259,993

Accounts receivable from affiliates are $4.9 million and $8.1 million as of December 31, 2014 and 2015, respectively. For additional information regarding our affiliated receivables, see Note 12.

An allowance for doubtful accounts is provided based on management’s evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable:

	Balance at Beginning of Period	Additions Charged to Expense	Amounts Written Off, Net of Recoveries	Acquired through Business Acquisitions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Predecessor:
Balance at December 31, 2013	$103	$360	$140	$—	$323
Balance at August 31, 2014	323	270	72	—	521
Successor:
Balance at December 31, 2014	521	360	321	3,420	3,980
Balance at December 31, 2015	$3,980	$716	$774	$—	$3,922

7.	Inventories

Effective September 1, 2014, we adopted the LIFO inventory method for fuel inventory, to align our accounting policy with that of ETP. The preliminary impact of this change was an increase of $0.8 million to fuel inventory in September 2014, with a corresponding decrease to cost of sales. As the LIFO method is only permitted to be applied to year-end inventory levels, we recorded an additional adjustment to increase fuel inventory by $7.2 million in December 2014, with a corresponding decrease to cost of sales. Due to changes in fuel prices, we recorded write-downs of $193.4 million and $84.8 million for fuel inventory at December 2014 and 2015, respectively.

Inventories consisted of the following:

	December 31, 2014	December 31, 2015
	(in thousands)
Fuel-retail	$31,934	$29,578
Fuel-other wholesale	302,675	283,021
Fuel-consignment	7,337	3,801
Merchandise	83,790	85,966
Equipment and maintenance spare parts	11,210	10,902
Other	3,348	3,236
Inventories, net	$440,294	$416,504

8.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2014	December 31, 2015
	(in thousands)
Land	$667,323	$823,080
Buildings and leasehold improvements	866,062	1,014,942
Equipment	541,397	664,241
Construction in progress	96,020	39,407
Total property and equipment	2,170,802	2,541,670
Less: accumulated depreciation	(89,676)	(144,404)
Property and equipment, net	$2,081,126	$2,397,266

Depreciation expense on property and equipment was $5.3 million and $7.6 million for the Predecessor twelve month period ending December 31, 2013 and the period January 1, 2014 through August 31, 2014, respectively. Depreciation expense for the Successor period September 1, 2014 through December 31, 2014 and the twelve month period ending December 31, 2015 was $41.9 million and $148.9 million, respectively.

9.	Goodwill and Intangible Assets

Goodwill

The following table reflects goodwill balances and activity for the years ended December 31, 2014 and 2015:

	Segment
	Wholesale	Retail	Consolidated
	(in thousands)
Balance at December 31, 2013 (Predecessor)	$22,823	$—	$22,823
Goodwill related to Susser predecessor	—	254,285	254,285
Goodwill related to ETP "push down" accounting, net of previously recognized goodwill	584,073	718,851	1,302,924
Goodwill related to MACS acquisition	57,776	60,833	118,609
Goodwill related to Aloha acquisition	59,446	95,361	154,807
Goodwill related to other acquisition	—	988	988
Balance at December 31, 2014 (Successor)	724,118	1,130,318	1,854,436
Goodwill related to ETP "push down" accounting, net of previously recognized goodwill	—	(14,346)	(14,346)
Goodwill related to Aloha acquisition	(54,377)	5,185	(49,192)
Goodwill related to Alta East acquisition	16,599	—	16,599
Goodwill related to other acquisitions	—	14,367	14,367
Balance at December 31, 2015 (Successor)	$686,340	$1,135,524	$1,821,864

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. During 2015, we continued our evaluation of the Aloha purchase accounting with the assistance of a third party valuation firm. An adjustment related to the Aloha acquisition of $49.2 million was made to reduce goodwill and increase tangible and intangible assets, offset by an increase in deferred tax liability.

During the year ended December 31, 2015, in connection with the finalization of the ETP Merger valuation, an adjustment of $14.3 million was made to reduce goodwill and deferred tax liability, and increase property and equipment.

We also recorded goodwill in conjunction with other acquisitions as discussed in Note 4. Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. In accordance with ASC 350-20-35 “Goodwill - Subsequent Measurements,” during the fourth quarter of 2015, we performed an impairment test of our goodwill and determined that there was no impairment of these assets.

Other Intangibles

The Partnership has indefinite-lived intangible assets recorded that are not amortized. These indefinite-lived assets consist of tradenames, franchise rights, contractual rights, and liquor licenses. Tradenames, franchise rights, and liquor licenses relate to our retail segment while contractual rights relate to our wholesale segment.

In accordance with ASC 350 “Intangibles-Goodwill and Other,” the Partnership has finite-lived intangible assets recorded that are amortized. The finite-lived assets consist of supply agreements, customer relations, favorable leasehold arrangements, non-competes, and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. Customer relations and supply agreements will be amortized over a weighted average period of approximately 11 years. Favorable leasehold arrangements will be amortized over a weighted average period of approximately 12 years. Non-competition agreements will be amortized over a weighted average period of approximately 2 years. Loan origination costs will be amortized over a weighted average period of approximately 4 years as an increase to interest expense.

Prior to December 31, 2014, our Stripes and Laredo Taco Company tradenames were amortized over 30 years. As of January 1, 2015, management deemed the Stripes and Laredo Taco Company tradenames to be indefinite-lived assets and ceased amortization. The indefinite-lived designation was retrospectively applied to presentation beginning on September 1, 2014.

We evaluate the estimated benefit periods and recoverability of other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds estimated fair value.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 31, 2014 and 2015:

	December 31, 2014			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Indefinite-lived
Tradenames	$498,937	$6,508	$492,429	$493,058	$6,508	$486,550
Franchise rights	329	—	329	—	—	—
Contractual rights	—	—	—	33,850	—	33,850
Liquor licenses	16,000	—	16,000	16,000	—	16,000
Finite-lived
Customer relations including supply agreements	447,820	98,602	349,218	546,792	148,396	398,396
Favorable leasehold arrangements, net	25,531	1,158	24,373	22,863	1,188	21,675
Loan origination costs	7,611	381	7,230	9,358	2,172	7,186
Other intangibles	4,604	728	3,876	3,675	1,428	2,247
Intangible assets, net	$1,000,832	$107,377	$893,455	$1,125,596	$159,692	$965,904

Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion for the Predecessor twelve month period ended December 31, 2013 and the period January 1, 2014 through August 31, 2014, was $3.4 million and $2.9 million, respectively, and was $17.9 million and $52.1 million for the Successor period September 1, 2014 through December 31, 2014 and the twelve month period ended December 31, 2015, respectively.

The following table presents the Partnership’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years and thereafter for finite-lived intangibles as of December 31, 2015 (in thousands):

	Amortization	Interest
2016	$47,049	$1,925
2017	46,647	1,925
2018	46,156	1,925
2019	45,880	1,411
2020	45,553	—
Thereafter	191,034	—

10.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	December 31, 2014	December 31, 2015
	(in thousands)
Wage and other employee-related accrued expenses	$29,002	$14,800
Franchise agreement termination accrual	4,579	4,399
Accrued tax expense	142,772	99,816
Accrued insurance and environmental	14,332	18,537
Accrued interest expense	1,583	28,494
Deposits and other	98,779	88,252
Total	$291,047	$254,298

11.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2014	December 31, 2015
	(in thousands)
Sale leaseback financing obligation	$126,643	$121,992
Senior term loan on Uphoff properties ("VIE Debt", see Note 5)	56,452	—
2014 Revolver, bearing interest at Prime or LIBOR plus an applicable margin	683,378	450,000
6.375% Senior Notes Due 2023	—	800,000
5.500% Senior Notes Due 2020	—	600,000
Notes payable, bearing interest at 6% and 4%	3,552	3,525
Capital lease obligations	494	7
Note payable, bearing interest at 7%	457	443
Promissory note with ETP	235,000	—
Total debt	1,105,976	1,975,967
Less: current maturities	13,772	5,084
Less: debt issuance costs	—	18,352
Long-term debt, net of current maturities	$1,092,204	$1,952,531

At December 31, 2015, scheduled future debt principal maturities were as follows (in thousands):

2016	$5,084
2017	7,809
2018	5,053
2019	455,318
2020	605,598
Thereafter	897,105
Total	$1,975,967

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

Net proceeds of $592.5 million were used to fund a portion of the Susser Cash Consideration.

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

Net proceeds of $786.5 million were used to fund the Sunoco Cash Consideration and repay borrowings under our 2014 Revolver (as defined below).

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

The 2014 Revolver requires the Partnership to maintain a Leverage Ratio of not more than 5.50 to 1.00. The maximum Leverage Ratio is subject to upwards adjustment of not more than 6.00 to 1.00 for a period not to exceed three fiscal quarters in the event the Partnership engages in an acquisition of assets, equity interests, (as defined therein) operating lines or divisions by the Partnership, a subsidiary, (as defined therein) an unrestricted subsidiary (as defined therein) or a joint venture for a purchase price of not less than $50 million. Effective October 7, 2014 in connection with the acquisition of MACS, we entered into a Specified Acquisition period in which our leverage ratio compliance requirements were adjusted upward. Such Specified Acquisition Period ended on April 8, 2015, and concurrently in connection with the Sunoco LLC acquisition, we entered into a new Specified Acquisition Period. This Specified Acquisition Period likewise ended in turn and was concurrently replaced on August 19, 2015, in connection with the Susser acquisition. Indebtedness under the 2014 Revolver is secured by a security interest in, among other things, all of the Partnership’s present and future personal property and all of the present and future personal property of its guarantors, the capital stock of its material subsidiaries (or 66% of the capital stock of material foreign subsidiaries), and any intercompany debt. Upon the first achievement by the Partnership of an investment grade credit rating, all security interests securing the 2014 Revolver will be released.

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

On December 2, 2015, the Partnership entered into an amendment (the "Amendment") to that certain Credit Agreement, dated as of September 25, 2014 (as amended to date, the "Credit Agreement") with the lenders party thereto and Bank of America, N.A., in its capacity as a letter of credit issuer, as swing line lender, and as administrative agent. The Amendment amended the Credit Agreement to, among other matters, (a) permit the incurrence of a term loan credit facility in connection with the consummation of the ETP dropdown, (b) permit such term loan credit facility to be secured on a pari passu basis with the indebtedness incurred under the Credit Agreement (as amended by the Amendment) pursuant to a collateral trust arrangement whereby a financial institution agrees to act as common collateral agent for all pari passu indebtedness and (iii) temporarily increase the maximum leverage ratio permitted under the Credit Agreement (as amended by the Amendment) in connection with the consummation of the ETP dropdown.

As of December 31, 2015, the balance on the 2014 Revolver was $450.0 million, and $22.5 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at December 31, 2015 was $1,027.5 million. The Partnership was in compliance with all financial covenants at December 31, 2015.

Guaranty by Susser of the 2014 Revolver

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

Variable Interest Entity Debt

Our consolidated VIEs (resulting from the MACS acquisition) had a senior term loan (“VIE Debt”), collateralized by certain real and personal properties of the consolidated variable interest entities. We exercised our right of purchase on the VIE during 2015 (refer to Note 4 for details). The VIE Debt bore interest at LIBOR plus 3.75%, with a floor of 4.5%. As of December 31, 2014, the interest rate was 4.5% and the balance outstanding was $34.0 million. The VIE Debt principal and interest were repayable in equal monthly installments over a 20 year period and included the right to prepay all outstanding principal at any time, with a penalty of up to 3.0% depending on the date of repayment.

As of December 31, 2014, the remaining VIE debt of approximately $22.5 million consisted of loans collateralized by equipment and property. The average stated interest rate for these loans was approximately 5.4%.

Sale Leaseback Financing Obligation

On April 4, 2013, MACS completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As MACS did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of December 31, 2015 was $122.0 million.

Promissory Note with ETP

On August 29, 2014, in connection with the ETP Merger, Susser entered into a promissory note with HHI, providing Susser with a line of credit of up to $350 million, maturing on December 31, 2017. Initial borrowings under the promissory note were used to repay outstanding balances on Susser’s Second Amended and Restated Credit Agreement and to fund miscellaneous closing costs associated with the ETP Merger. Borrowings under the promissory note accrued interest at a rate equal to the three month London interbank offer rate plus 1.5%. Susser paid interest on the unpaid principal balance on the first business day of each month. The promissory note was canceled in connection with the closing of the Susser acquisition with a balance of $255.0 million. As of December 31, 2015, there were no amounts due and outstanding under the promissory note.

Other Debt

On July 8, 2010 we entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at each December 31, 2014 and 2015 was $1.0 million. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.

In September 2013, we assumed a $3.0 million term loan as part of the acquisition of Gainesville Fuel, Inc. The balance outstanding at December 31, 2014 and 2015 was $2.5 million. The term loan bears interest at a fixed rate of 4.0%.

The estimated fair value of long-term debt is calculated using Level 3 inputs. The fair value of debt as of December 31, 2015, is estimated to be approximately $1.9 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. There were none outstanding at December 31, 2014 and 2015.

12.	Related-Party Transactions

Through our ownership interest in Sunoco LLC, we are party to the following commercial agreements with various subsidiaries of ETP:

•

SUN R&M Distribution Contract – a 10-year agreement under which Sunoco LLC is the exclusive wholesale distributor of motor fuel to Sunoco Inc.’s existing convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin of four cents per gallon.

•	Philadelphia Energy Solutions Offtake Contract – A 1-year supply agreement with Philadelphia Energy Solutions LLC (“PES”). Sunoco Inc. owns a 33% non-operating noncontrolling interest in PES.
•

Sunoco Logistics Partners L.P. Transportation and Terminalling Contracts – Sunoco LLC is party to various agreements with subsidiaries of Sunoco Logistics Partners L.P. for pipeline, terminalling and storage services. Sunoco LLC also has agreements for the purchase and sale of fuel.

We are party to the Susser Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel at cost (including tax and transportation costs), plus a fixed profit margin of three cents per gallon to Susser’s existing Stripes convenience stores and independently operated consignment locations. This profit margin is eliminated in consolidation from the date of common control, September 1, 2014, and thereafter, in the accompanying consolidated statements of operations and comprehensive income.

In connection with the closing of our initial public offering (“IPO”) on September 25, 2012, we also entered into an Omnibus Agreement with Susser (the "Omnibus Agreement"). Pursuant to the Omnibus Agreement, among other things, the Partnership received a three-year option to purchase from Susser up to 75 of Susser's new or recently constructed Stripes convenience stores at Susser's cost and lease the stores back to Susser at a specified rate for a 15-year initial term. The Partnership is the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. We have completed all 75 sale-leaseback transactions under the Omnibus Agreement.

Summary of Transactions

Related party transactions with affiliates for the Predecessor twelve month period ended December 31, 2013 and the period January 1, 2014 through August 31, 2014 and for the Successor period September 1, 2014 through December 31, 2014 and the twelve month period ended December 31, 2015 are as follows (in thousands):

	Predecessor		Successor
	Twelve months ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Twelve months ended December 31, 2015
Motor fuel sales to affiliates	$2,974,122	$2,200,394	$772,338	$1,832,606
Bulk fuel purchases from ETP	—	—	52,474	2,449,029
Allocated cost of employees	11,400	8,802	—	—
Transportation charges from Susser for delivery of motor fuel	49,994	37,874	—	—
Purchase of stores from Susser	104,159	81,145	—	—

Included in the bulk fuel purchases above are purchases from PES, which constitutes 10.3% of our total cost of sales for the year ended December 31, 2015.

Additional significant affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income are as follows:

•

Net advances from affiliates were $396.4 million and $234.5 million at December 31, 2014 and December 31, 2015, respectively, which were related to the treasury services agreement between Sunoco LLC and Sunoco Inc. which is in place for purposes of cash management.

•	Net accounts receivable from affiliates were $4.9 million and $8.1 million at December 31, 2014 and December 31, 2015, respectively, which are primarily related to motor fuel purchases from us.
•	Net accounts payable to ETP was $57.0 million and $15.0 million as of December 31, 2014 and December 31, 2015, respectively, attributable to operational expenses and fuel pipeline purchases.

13.	Commitments and Contingencies

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

The components of net rent expense are as follows:

	Predecessor		Successor
	Twelve months ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Twelve months ended December 31, 2015
	(in thousands)
Cash rent:
Store base rent	$819	$562	$22,341	$81,179
Equipment rent	175	155	4,398	12,387
Total cash rent	994	717	26,739	93,566
Non-cash rent:
Straight-line rent	20	12	1,712	(617)
Net rent expense	$1,014	$729	$28,451	$92,949

Equipment rent consists primarily of store equipment and vehicles. Sublease rental income for the Predecessor twelve month period ending December 31, 2013 and the period January 1, 2014 through August 31, 2014 was $0.9 million and $0.6 million, respectively, and was $6.2 million and $22.0 million for the Successor period September 1, 2014 through December 31, 2014 and the twelve month period ending December 31, 2015.

Future minimum lease payments, excluding sale-leaseback financing obligations (see Note 11), for future fiscal years are as follows (in thousands):

2016	$64,177
2017	60,907
2018	58,632
2019	57,341
2020	56,993
Thereafter	349,527
Total	$647,577

Environmental Remediation

We are subject to various federal, state and local environmental laws and make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking underground storage tanks (e.g. overfills, spills, and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2015, our coverage was $10 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.

We are currently involved in the investigation and remediation of contamination at 25 motor fuel storage sites, all of which are legacy issues related to our acquisition of MACS (6 sites) and Aloha (19 sites). We had accrued liabilities for remediation activities of $0.8 million as of December 31, 2014 and $0.7 million as of December 31, 2015. As of December 31, 2015, we had $1.8 million in an escrow account to satisfy environmental claims related to the MACS acquisition and $14.1 million in an escrow account to satisfy environmental claims related to the Aloha acquisition.

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $1.0 million and $0.9 million, which are classified as accrued expenses and other current liabilities as of December 31, 2014 and December 31, 2015, respectively.

As of December 31, 2015, we are investigating and remediating a total of fifty-three sites with petroleum contamination at Stripes and Sunoco LP sites. Two of these sites are covered by insurance and we have already met the deductible. We currently have six sites that remained open when the Texas Petroleum Storage Tank Remediation fund ended in August 2012, and were transferred to the State Lead Remediation Program. This program will complete the remediation at no out-of-pocket cost to the responsible party. However, the responsible party remains liable for any third party claims. There are six sites accepted into other state fund reimbursement programs with their deductibles met and two others are expected to be accepted for which we have reserved their deductible. These eight sites have state reimbursement payments directly assigned to remediation contractors for which SUSS has no out of pocket expenses and maintains no reserve (other than the deductible) and may or may not have responsibility for contamination. There are fourteen sites with third parties bearing responsibility by paying into an escrow fund, and two sites where responsibility is split evenly with third parties. There are six sites being paid for directly by the former owners. The $0.9 million reserve represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to fifteen additional sites. We have additional reserves of $18.4 million that represent our estimate for future asset retirement obligations for underground storage tanks.

Deferred Branding Incentives

We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2015, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $5.0 million. Of this amount, approximately $4.1 million would be the responsibility of the Partnership’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, we would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding as no such dealer default is considered probable at December 31, 2015. We have $3.8 million and $1.5 million recorded for deferred branding incentives, net of accumulated amortization, on the balance sheets as of December 31, 2014 and December 31, 2015, respectively, of which $3.4 million and $1.5 million, respectively, are included in other non-current liabilities. The Partnership amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.

Contingent Consideration related to Acquisition

As of December 31, 2015, we have recorded on our consolidated balance sheet under other non-current liabilities the $18.3 million that Aloha is expected to achieve during the earnout period of December 16, 2014 through December 31, 2022. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

14.	Rental Income under Operating Leases

The following schedule details our investment in property under operating leases:

	December 31, 2014	December 31, 2015
	(in thousands)
Land	$140,459	$141,340
Buildings and improvements	55,581	64,752
Equipment	16,154	13,919
Total property and equipment	212,194	220,011
Less: accumulated depreciation	(19,603)	(17,596)
Property and equipment, net	$192,591	$202,415

Rental income for the Predecessor twelve month period ended December 31, 2013 and the period January 1, 2014 through August 31, 2014 was $10.1 million and $11.7 million, respectively, and was $21.6 million and $71.7 million for the Successor period September 1, 2014 through December 31, 2014 and the twelve month period ended December 31, 2015, respectively.

The following is a schedule by years of minimum future rental income under non-cancelable operating leases as of December 31, 2015 (in thousands):

2016	$27,518
2017	16,437
2018	8,370
2019	5,923
2020	2,365
Thereafter	2,535
Total minimum future rentals	$63,148

15.	Interest Expense and Interest Income

The components of net interest expense were as follows:

			Successor
	Twelve months ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Twelve months ended December 31, 2015
	(in thousands)
Cash interest expense	$3,356	$4,516	$9,064	$86,824
Amortization of loan costs	381	313	1,986	3,515
Cash interest income	(266)	(62)	(115)	(2,764)
Interest expense, net	$3,471	$4,767	$10,935	$87,575

16.	Income Tax

As a partnership, we are generally not subject federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Predecessor		Successor
	Twelve months ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Twelve months ended December 31, 2015
	(in thousands)
Current:
Federal	$68	$(15)	$34,260	$18,652
State	302	252	4,479	4,187
Total current income tax expense	370	237	38,739	22,839
Deferred:
Federal	70	(19)	30,938	5,767
State	—	—	—	18,464
Total deferred tax expense (benefit)	70	(19)	30,938	24,231
Net income tax expense	$440	$218	$69,677	$47,070

Historically, our effective tax rate differed from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. The completion of the acquisition of Susser on July 31, 2015 (see Note 4) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of the income tax expense at the U. S. federal statutory rate to the income tax expense is presented below:

	Predecessor		Successor
(amounts in thousands)	Twelve months ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Twelve months ended December 31, 2015
	Amount	Amount	Amount	Amount
Tax at statutory federal rate	$13,113	$7,955	$(8,236)	$80,736
Partnership earnings not subject to tax	(13,028)	(7,598)	35,564	(55,402)
Revaluation of investments in affiliates	—	—	45,182	9,348
State and local tax, net of federal benefit	301	164	3,246	11,565
Other	54	(303)	(6,079)	823
Net income tax expense	$440	$218	$69,677	$47,070

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31, 2014	December 31, 2015
	(in thousands)
Deferred tax assets:
Other	$19,990	$19,965
Net operating loss carry forwards	—	62,014
Total deferred tax assets	19,990	81,979
Deferred tax liabilities:
Fixed assets	157,190	253,897
Trademarks and other intangibles	156,426	173,760
Investments in affiliates	82,902	85,649
Other	2,425	—
Total deferred tax liabilities	398,943	513,306
Net deferred income tax liabilities	$378,953	$431,327

As a result of the early adoption and retrospective application of ASU 2015-17 as more fully described in Note 2, $12.4 million of deferred tax assets previously presented as a current asset as of December 31, 2014 has been reclassified to noncurrent in these financial statements.

Our corporate subsidiaries have federal net operating loss carryforwards of $173.2 million as of December 31, 2015 which expire in 2034 and 2035. Our corporate subsidiaries also have state net operating loss benefits of $1.4 million, net of federal tax, most of which expire between 2029 and 2035. We have determined that it is more likely than not that all federal and state net operating losses will be utilized, and accordingly, no valuation allowance is required as of December 31, 2015.

The Partnership and its subsidiaries do not have any unrecognized tax benefits for uncertain tax positions as of December 31, 2015 or 2014. The Partnership believes that all tax positions taken or will to be taken will more likely than not be sustained under audit, and accordingly, we do not have any unrecognized tax benefits.

Our policy is to accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. We did not have any material interest and penalties in the periods presented.

The Partnership and its subsidiaries are no longer subject to examination by the IRS for 2011 and prior tax years. However, the statute does remain open for Susser in one state jurisdiction under examination and appeal which is the Texas 2010 and 2012 margins tax years.

17.	Partners’ Capital

On November 30, 2015, pursuant to the terms of the Partnership Agreement, 10,939,436 subordinated units held by subsidiaries of ETP were exchanged for 10,939,436 common units. On December 3, 2015, we completed a private placement of 24,052,631 of our common units for gross proceeds of approximately $685 million.

As of December 31, 2015, ETP or its subsidiaries owned 37,776,746 common units, which constitute a 38.4% limited partnership ownership interest in us. As of December 31, 2015, our fully consolidated subsidiaries owned 11,018,744 Class A units and the public owned 49,588,960 units.

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

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

	Predecessor		Successor
	Twelve months ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Twelve months ended December 31, 2015
Attributable to Common Units
Distributions (a)	$20,251	$11,261	$27,031	$155,875
Distributions in excess of net income	(1,717)	7	(9,532)	(111,377)
Limited partners' interest in net income	$18,534	$11,268	$17,499	$44,498

Attributable to Subordinated Units
Distributions (a)	$20,167	$11,178	$12,533	$22,796
Distributions in excess of net income	(1,674)	—	(3,228)	(11,730)
Limited partners' interest in net income	$18,493	$11,178	$9,305	$11,066

(a) Distributions declared per unit to unitholders as of record date	$1.84	$1.02	$1.15	$2.89

Class A Units

Pursuant to the terms of the Susser Contribution Agreement, (i) 79,308 common units held by a wholly owned subsidiary of Susser were exchanged for 79,308 Class A Units and (ii) 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A units.

Class A Units were entitled to receive distributions on a pro rata basis with common units, except that the Class A Units (a) did not share in distributions of cash to the extent such cash was derived from or attributable to any distribution received by the Partnership from PropCo, the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries and (b) were subordinated to the common units during the subordination period for the subordinated units and were not entitled to receive any distributions until holders of the common units received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. The Class A Units were exchanged for Class C Units on January 1, 2016.

Pursuant to the terms described above, these distributions did not have an impact on the Partnership’s consolidated cash flows and as such, were excluded from total cash distributions and allocation of limited partners’ interest in net income. For the year ended December 31, 2015, Class A distributions declared totaled $10.1 million, or $0.9138 per unit. Fourth quarter distributions were paid to Class C unitholders pursuant to the terms of the partnership agreement.

Incentive Distribution Rights

The following table illustrates the percentage allocations of available cash from operating surplus between our common unitholders and the holder of our IDRs based on the specified target distribution levels; after the payment of distributions to Class C Unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our unitholders and our IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. Effective August 21, 2015, ETE exchanged 21.0 million ETP common units, owned by ETE, the owner of ETP’s general partner interest, for 100% of the general partner interest and all of the IDRs of Sunoco LP. ETP had previously owned our IDRs since September 2014, prior to that date the IDRs were owned by Susser.

		Marginal percentage interest in distributions
	Total quarterly distribution per Common unit target amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—
First Target Distribution	Above $0.4375 up to $0.503125	100%	—
Second Target Distribution	Above $0.503125 up to $0.546875	85%	15%
Third Target Distribution	Above $0.546875 up to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Cash Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders receive.

The following table presents our cash distributions paid:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in thousands, except per unit amounts)
February 16, 2016	$0.8013	$70,006	$16,532
November 27, 2015	0.7454	47,194	8,441
August 28, 2015	0.6934	28,661	3,362
May 29, 2015	0.6450	23,113	1,449
February 27, 2015	0.6000	21,023	891
November 28, 2014	0.5457	18,541	255
August 29, 2014	0.5197	11,413	64
May 30, 2014	0.5021	11,026	—
February 28, 2014	0.4851	10,650	—
November 29, 2013	0.4687	10,290	—
August 29, 2013	0.4528	9,907	—
May 30, 2013	0.4375	9,572	—
March 1, 2013	0.4375	9,572	—
November 29, 2012	0.0285	624	—

18.	Unit-Based Compensation

Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income is as follows (in thousands):

	Predecessor		Successor
	Twelve months ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Twelve months ended December 31, 2015
Phantom common units (1)	$530	$604	$3,232	$4,325
Allocated expense from Parent (2)	1,405	4,088	994	1,378
Total unit-based compensation expense	$1,935	$4,692	$4,226	$5,703
(1)	Excludes unit-based compensation expense related to units issued to non-employees.
(2)	Reflects expenses allocated to us by Susser prior to the ETP Merger and expenses allocated to us by ETP subsequent to the closing of the ETP Merger.

Phantom Common Unit Awards

Our general partner issued a total of 32,500, 15,815 and 6,354 phantom unit awards to certain directors and employees under the LTIP during 2012, 2013 and 2014 prior to the ETP Merger, respectively. Recipients of these awards had no distribution or voting rights until they vested and were settled in common units. The fair value of each phantom unit on the grant date was equal to the market price of our common unit on that date reduced by the present value of estimated dividends over the vesting period, since the phantom units did not receive dividends until vested. The estimated fair value of our phantom units was amortized over the vesting period using the straight-line method. Non-employee director awards vested over a one-to-three year period and employee awards vested ratably over a two-to-five year service period. Concurrent with the ETP Merger, all unvested phantom units vested and compensation cost of $0.4 million was recognized.

Subsequent to the ETP Merger, restricted phantom units were issued which also have the right to receive distributions prior to vesting. During the year ended December 31, 2015, 993,134 restricted phantom units were issued. The units vest 60% after three years and 40% after five years. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unrecognized compensation cost related to our nonvested restricted phantom units totaled $40.2 million as of December 31, 2015, which is expected to be recognized over a weighted average period of 3.3 years. The fair value of nonvested restricted phantom units outstanding as of December 31, 2014 and 2015, totaled $11.0 million and $47.4 million, respectively.

A summary of our phantom unit award activity for the years ended December 31, 2014 and 2015, is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2013 (Predecessor)	36,963	$21.66
Granted	6,354	33.24
Vested	(40,317)	23.72
Forfeited	(3,000)	18.42
Outstanding at August 31, 2014 (Predecessor)	—	—
Granted	241,235	45.50
Outstanding at December 31, 2014 (Successor)	241,235	45.50
Granted	993,134	40.63
Forfeited	(87,321)	50.71
Outstanding at December 31, 2015 (Successor)	1,147,048	$41.19

Cash Awards

In January 2015, the Partnership granted 30,710 awards that are settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. An additional 1,000 awards were granted in September 2015. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Unrecognized compensation cost related to our nonvested cash awards totaled $0.9 million as of December 31, 2015, which is expected to be recognized over a weighted average period of 1.9 years. The fair value of nonvested cash awards outstanding as of December 31, 2015 totaled $1.6 million.

19.	Segment Reporting

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

Retail Segment

Our retail segment, inclusive of the recently acquired Susser assets, operates branded retail convenience stores in Texas, New Mexico, Oklahoma, Virginia, Maryland, Tennessee, Georgia, and Hawaii, offering motor fuel, merchandise, food service, and a variety of other services including car washes, lottery, ATM, money orders, prepaid phone cards, wireless services and movie rentals.

We report EBITDA and Adjusted EBITDA by segment as a measure of segment performance. We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. Adjusted EBITDA further adjusts EBITDA to reflect certain other non-recurring and non-cash items. Effective September 1, 2014, as a result of the ETP Merger and in an effort to conform the method by which we measure our business to that of ETP’s operations, we define Adjusted EBITDA to include adjustments for unrealized gains and losses on commodity derivatives and inventory fair value adjustments.

The following tables present financial information by segment for the period from September 1, 2014 through December 31, 2014 and the twelve months ended December 31, 2015.

Segment Financial Data for the Period from September 1, 2014 through December 31, 2014

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in thousands)
Revenue
Retail motor fuel sales	$—	$1,298,804		$1,298,804
Wholesale motor fuel sales to third parties	4,235,415	—		4,235,415
Wholesale motor fuel sales to affiliates	772,338	—		772,338
Merchandise sales	—	472,604		472,604
Rental income	14,769	6,873		21,642
Other income	(2,468)	27,024		24,556
Intersegment sales	36,131	—	(36,131)	—
Total revenue	5,056,185	1,805,305	(36,131)	6,825,359
Gross profit
Retail motor fuel	—	138,830		138,830
Wholesale motor fuel	45,526	—		45,526
Merchandise	—	152,322		152,322
Rental and other	19,968	24,438		44,406
Total gross profit	65,494	315,590		381,084
Total operating expenses	104,220	256,357		360,577
Income (loss) from operations	(38,726)	59,233		20,507
Unallocated interest expense, net	(2,595)	(8,340)		(10,935)
Income (loss) before income taxes	(41,321)	50,893		9,572
Income tax expense	(67,760)	(1,917)		(69,677)
Net income (loss) and comprehensive income (loss)	$(109,081)	$48,976		$(60,105)
Depreciation, amortization and accretion	24,514	35,821		60,335
Interest expense, net	2,595	8,340		10,935
Income tax expense	67,760	1,917		69,677
EBITDA	(14,212)	95,054		80,842
Non-cash compensation expense	428	3,798		4,226
Loss (gain) on disposal of assets	(270)	(124)		(394)
Unrealized gain on commodity derivatives	(1,096)	—		(1,096)
Inventory fair value adjustments	176,710	16,733		193,443
Adjusted EBITDA	$161,560	$115,461		$277,021
Capital expenditures	$108,356	$8,056		$116,412
Total assets	$842,975	$5,305,890		$6,148,865

Segment Financial Data for the Twelve Months Ended December 31, 2015

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in thousands)
Revenue
Retail motor fuel sales	$—	$3,247,545		$3,247,545
Wholesale motor fuel sales to third parties	10,104,193	—		10,104,193
Wholesale motor fuel sales to affiliates	1,832,606	—		1,832,606
Merchandise sales	—	1,595,674		1,595,674
Rental income	51,599	20,131		71,730
Other income	27,674	55,925		83,599
Intersegment sales	391,590	—	(391,590)	—
Total revenue	12,407,662	4,919,275	(391,590)	16,935,347
Gross profit
Retail motor fuel	—	330,976		330,976
Wholesale motor fuel	450,319	—		450,319
Merchandise	—	526,741		526,741
Rental and other	74,339	75,789		150,128
Total gross profit	524,658	933,506		1,458,164
Total operating expenses	331,708	808,206		1,139,914
Income (loss) from operations	192,950	125,300		318,250
Unallocated interest expense, net	(54,296)	(33,279)		(87,575)
Income (loss) before income taxes	138,654	92,021		230,675
Income tax expense	(4,321)	(42,749)		(47,070)
Net income (loss) and comprehensive income (loss)	$134,333	$49,272		$183,605
Depreciation, amortization and accretion	67,780	133,239		201,019
Interest expense, net	54,296	33,279		87,575
Income tax expense	4,321	42,749		47,070
EBITDA	260,730	258,539		519,269
Non-cash compensation expense	4,016	1,687		5,703
Loss (gain) on disposal of assets	1,440	610		2,050
Unrealized gain on commodity derivatives	1,848	—		1,848
Inventory fair value adjustments	77,849	6,981		84,830
Adjusted EBITDA	$345,883	$267,817		$613,700
Capital expenditures	$65,131	$303,274		$368,405
Total assets	$2,593,477	$3,654,106		$6,247,583

20.	Net Income per Unit

Net income per unit applicable to limited partners (including subordinated unitholders prior to the conversion of our subordinate units on November 30, 2015) is computed by dividing limited partners’ interest in net income by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions and distributions on employee unit awards. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.

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

We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Predecessor		Successor
	Twelve months ended December 31, 2013	January 1, 2014 through August 31, 2014	September 1, 2014 through December 31, 2014	Twelve months ended December 31, 2015
	(dollars in thousands, except units and per unit amounts)
Net income (loss) and comprehensive income (loss)	$37,027	$22,510	$(60,105)	$183,605
Less: Net income and comprehensive income attributable to noncontrolling interest	—	—	1,043	53,783
Less: Preacquisition income (loss) allocated to general partner	—	—	(95,381)	42,584
Net income and comprehensive income attributable to partners	37,027	22,510	34,233	87,238
Less:
Incentive distribution rights	—	64	1,146	29,784
MACS earnings prior to October 1, 2014	—	—	5,878	—
Distributions on nonvested phantom unit awards	—	—	405	1,890
Limited partners' interest in net income	$37,027	$22,446	$26,804	$55,564

Weighted average limited partner units outstanding:
Common - basic	10,964,258	11,023,617	20,572,373	40,253,913
Common - equivalents	21,844	25,128	6,382	21,738
Common - diluted	10,986,102	11,048,745	20,578,755	40,275,651

Subordinated - (basic and diluted)	10,939,436	10,939,436	10,939,436	10,010,333

Net income per limited partner unit:
Common - basic and diluted	$1.69	$1.02	$0.85	$1.11
Subordinated - basic and diluted (1)	$1.69	$1.02	$0.85	$1.40

(1)

The subordination period ended on November 30, 2015, at which time outstanding subordinated units were converted to common units. Distributions and the partners' interest in net income were allocated to the subordinated units through November 30, 2015.

21.	Selected Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited financial and operating data for each quarter during 2014 and 2015. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	Predecessor			Successor
	2014				2015
	1st QTR	2nd QTR	3rd QTR (1)	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR
Motor fuel sales	$1,210,656	$1,370,124	$2,680,307	$4,521,286	$3,631,474	$4,301,220	$4,018,688	$3,232,962
Merchandise sales	—	—	115,070	357,534	355,403	410,012	429,891	400,368
Rental and other income	5,931	5,901	16,372	34,366	37,055	38,243	38,738	41,293
Total revenues	$1,216,587	$1,376,025	$2,811,749	$4,913,186	$4,023,932	$4,749,475	$4,487,317	$3,674,623

Motor fuel gross profit	$17,210	$17,067	$29,088	$167,638	$176,318	$243,149	$201,115	$160,713
Merchandise gross profit	—	—	36,979	115,343	115,525	136,024	142,527	132,665
Other gross profit	4,910	5,136	15,393	33,000	35,395	37,391	37,506	39,836
Total gross profit	$22,120	$22,203	$81,460	$315,981	$327,238	$416,564	$381,148	$333,214

Income (loss) from operations	$11,641	$11,489	$(14,724)	$39,596	$64,168	$124,147	$84,889	$45,046

Net income (loss) and comprehensive income (loss)	$10,132	$9,595	$(20,657)	$(36,665)	$49,280	$95,175	$27,400	$11,750

Net income attributable to partners	$10,132	$9,595	$1,027	$30,111	$17,072	$34,867	$27,544	$7,755

Net income per limited partner unit:
Common (basic and diluted)	$0.46	$0.43	$0.04	$0.83	$0.44	$0.87	$0.30	$(0.13)

Subordinated (basic and diluted)	$0.46	$0.43	$0.04	$0.83	$0.44	$0.87	$0.52	$0.10

Fuel gallons	433,391	461,791	510,146	606,635	1,909,432	1,921,753	1,950,312	1,861,053

Motor fuel margin (2):
Wholesale - third party	5.7¢	4.9¢	6.9¢	17.6¢	9.7¢	8.0¢	12.5¢	9.5¢
Wholesale - affiliated	3.0¢	3.0¢	3.0¢	3.0¢	3.0¢	3.5¢	4.0¢	4.0¢
Retail	—	—	26.0¢	44.5¢	31.9¢	27.4¢	34.1¢	22.4¢

(1)

The third quarter of 2014 includes Successor results of operations for the period from September 1, 2014 through September 30, 2014 following the ETP Merger. Also included through retrospective adjustment are results of operations for MACS, Sunoco LLC, and Susser for the period from September 1, 2014 through September 30, 2014, and all subsequent quarters, as these acquisitions are accounted for as transactions of entities under common control (see Note 4).

(2)

Concurrent with the ETP Merger, we adopted the LIFO inventory method for fuel inventory, and began excluding the non-cash inventory fair value adjustments from our calculation of fuel cents per gallon of gross profit (see Note 7).

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Limited Partnership of Susser Petroleum Partners LP (2)
3.2	Certificate of Amendment to the Certificate of Limited Partnership of Susser Petroleum Partners LP (7)
3.3	First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (1)
3.4	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (7)
3.5	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (15)
3.6	Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (19)
3.7	Certificate of Formation of Susser Petroleum Partners GP LLC (2)
3.8	Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (7)
3.9	Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (1)
3.10	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (7)
4.1	Indenture, dated as of April 1, 2015, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (11)
4.2

Registration Rights Agreement, dated as of April 1, 2015, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, ETP Retail Holdings, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (11)

4.3	Indenture, dated as of July 20, 2015, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (14)
4.4

Registration Rights Agreement, dated as of July 20, 2015, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers named therein (14)

4.5	Registration Rights Agreement, dated as of December 3, 2015, by and among Sunoco LP and the purchasers named on Schedule A thereto (18)
10.1	Omnibus Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC and Susser Holdings Corporation, dated September 25, 2012 (1)
10.2

Credit Agreement among Susser Petroleum Partners LP, as the Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and an LC Issuer, dated September 25, 2014 (5)

10.3

First Amendment to Credit Agreement and Increase Agreement by and among Sunoco LP, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and an LC Issuer, and the financial institutions parties thereto, dated April 10, 2015 (12)

10.4	Second Amendment to Credit Agreement, dated as of December 2, 2015, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (18)
10.5	Transportation Agreement between Susser Petroleum Operating Company LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)
10.6	Fuel Distribution Agreement by and among Susser Petroleum Operating Company LLC, Susser Holdings Corporation, Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)
10.7

Contribution Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC, Susser Holdings Corporation, Susser Holdings, L.L.C., Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)

10.8	Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (2)

10.9	First Amendment to the Susser Petroleum Partners LP 2012 Long Term Incentive Plan, dated November 4 2014 (9)
10.10	Form of Director Indemnification Agreement (2)
10.11	Revised Form of Director Indemnification Agreement (4)
10.12	Form of Phantom Unit Award Agreement (2)
10.13	Form of Restricted Phantom Unit Agreement (8)
10.14	Form of Lease Agreement (Stripes LLC) (3)
10.15	Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P (5)
10.16	Purchase and Sale Agreement, entered into as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (5)
10.17

Amendment No.1, entered into as of December 16, 2014, to Purchase and Sale Agreement, dated as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (6)

10.18	Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (10)
10.19	Amended and Restated Operating Agreement of Sunoco, LLC, dated effective as of April 1, 2015, by and between ETP Retail Holdings, LLC and Susser Petroleum Operating Company LLC (11)
10.20	Guarantee of Collection, made as of April 1, 2015, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (11)
10.21	Support Agreement, made as of April 1, 2015, by and among Sunoco, Inc. (R&M), Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (11)
10.22	Support Agreement, made as of April 1, 2015, by and among Atlantic Refining & Marketing Corp., Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (11)
10.23

Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (13)

10.24

Contribution Agreement, dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to limited provisions therein, Energy Transfer Partners, L.P. (17)

10.25	Common Unit Purchase Agreement, dated as of November 15, 2015, by and among Sunoco LP and the Purchasers named therein (17)
10.26	Common Unit Purchase Agreement, dated as of November 15, 2015, by and between Sunoco LP and Energy Transfer Equity, L.P. (17)
10.27	Non-Solicit / Non-Hire Agreement and Full Release of Claims by and between Sunoco LP and its and their subsidiaries and affiliates and Claire P. McGrory dated as of September 21, 2015 (16)
21.1	List of Subsidiaries of the Registrant *
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm *
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm *
31.1

Certification of the Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended *

32.1

Certification of the Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

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

+	Confidential treatment has been granted with respect to portions of this exhibit.
(1)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012.
(2)	Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012.
(3)	Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 29, 2013.
(4)	Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 14, 2014.
(5)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014.
(6)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 19, 2014.
(7)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014.
(8)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 14, 2014.
(9)	Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 27, 2015.
(10)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 23, 2015.
(11)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 2, 2015.
(12)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 13, 2015.
(13)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 15, 2015.
(14)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 21, 2015.
(15)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015.
(16)	Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on November 6, 2015.
(17)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015.
(18)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 8, 2015.
(19)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016.