Form 10-Q
period 2016-03-31
Sunoco LP
filed 2016-05-05
CIK 1552275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

The registrant had 95,339,786 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at May 2, 2016.

SUNOCO LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUNOCO LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except units)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$76,529	$72,627
Advances to affiliates	386,327	365,536
Accounts receivable, net	317,568	308,285
Receivables from affiliates	1,565	8,074
Inventories, net	344,459	467,291
Other current assets	70,807	46,080
Total current assets	1,197,255	1,267,893
Property and equipment, net	3,161,953	3,154,826
Other assets:
Goodwill	3,109,258	3,111,262
Intangible assets, net	1,271,488	1,259,440
Other noncurrent assets	62,688	48,398
Total assets	$8,802,642	$8,841,819
Liabilities and equity
Current liabilities:
Accounts payable	$393,776	$433,988
Accounts payable to affiliates	11,031	14,988
Accrued expenses and other current liabilities	261,617	307,939
Current maturities of long-term debt	4,824	5,084
Total current liabilities	671,248	761,999
Revolving line of credit	675,000	450,000
Long-term debt, net	3,517,912	1,502,531
Deferred tax liability	684,082	694,383
Other noncurrent liabilities	170,806	170,169
Total liabilities	5,719,048	3,579,082
Commitments and contingencies (Note 11)
Partners' capital:
Limited partner interest:
Common unitholders - public (49,588,960 units issued and outstanding as of March 31, 2016 and December 31, 2015)	1,764,698	1,768,890
Common unitholders - affiliated (45,750,826 units issued and outstanding as of March 31, 2016 and 37,776,746 units issued and outstanding as of December 31, 2015)	1,318,896	1,305,350
Class A unitholders - held by subsidiary (no units issued and outstanding as of March 31, 2016 and 11,018,744 units issued and outstanding as of December 31, 2015)	—	—
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of March 31, 2016 and no units issued and outstanding as of December 31, 2015)	—	—
Total partners' capital	3,083,594	3,074,240
Predecessor equity	—	2,188,497
Total equity	3,083,594	5,262,737
Total liabilities and equity	$8,802,642	$8,841,819

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except unit and per unit amounts)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues
Retail motor fuel sales	$1,115,715	$1,367,656
Wholesale motor fuel sales to third parties	1,495,874	2,436,502
Wholesale motor fuel sales to affiliates	7,129	644
Merchandise sales	524,094	483,123
Rental income	22,124	19,782
Other	37,377	34,681
Total revenues	3,202,313	4,342,388
Cost of sales
Retail motor fuel cost of sales	984,442	1,258,550
Wholesale motor fuel cost of sales	1,351,844	2,306,165
Merchandise cost of sales	357,715	334,922
Other	9,569	1,659
Total cost of sales	2,703,570	3,901,296
Gross profit	498,743	441,092
Operating expenses
General and administrative	45,191	44,934
Other operating	249,005	230,774
Rent	33,457	33,326
Loss (gain) on disposal of assets	1,214	(31)
Depreciation, amortization and accretion	78,066	66,743
Total operating expenses	406,933	375,746
Income from operations	91,810	65,346
Interest expense, net	27,689	7,977
Income before income taxes	64,121	57,369
Income tax expense	2,112	8,063
Net income and comprehensive income	62,009	49,306
Less: Net income and comprehensive income attributable to noncontrolling interest	—	846
Less: Preacquisition income allocated to general partner	—	31,388
Net income and comprehensive income attributable to partners	$62,009	$17,072
Net income per limited partner unit:
Common (basic and diluted)	$0.47	$0.44
Subordinated (basic and diluted)	$—	$0.44
Weighted average limited partner units outstanding:
Common units - public (basic)	49,588,960	20,036,329
Common units - public (diluted)	49,610,314	20,074,000
Common units - affiliated (basic and diluted)	37,864,373	4,062,848
Subordinated units - affiliated	—	10,939,436
Cash distribution per common unit	$0.8173	$0.6450

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

(in thousands)

(unaudited)

	Common Units- Public	Common Units- Affiliated	Predecessor Equity	Total Equity
Balance at December 31, 2015	$1,768,890	$1,305,350	$2,188,497	$5,262,737

Contribution of Sunoco Retail & Sunoco LLC from ETP	—	—	(2,200,000)	(2,200,000)
Equity issued to ETP	—	194,000	—	194,000
Equity issued to ETE, net of issuance costs	—	60,944	—	60,944
Contribution of assets between entities under common control above historic cost	—	(205,503)	11,503	(194,000)
Cash distribution to unitholders	(39,736)	(46,802)	—	(86,538)
Cash distribution to ETP	—	(50,000)	—	(50,000)
Unit-based compensation	1,504	1,388	—	2,892
Other	(250)	31,800	—	31,550
Partnership net income	34,290	27,719	—	62,009
Balance at March 31, 2016	$1,764,698	$1,318,896	$—	$3,083,594

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$62,009	$49,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	78,066	66,743
Amortization of deferred financing fees	1,240	381
Loss (gain) on disposal of assets	1,214	(31)
Non-cash unit based compensation	3,184	1,358
Deferred income tax	(10,144)	696
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,438)	21,430
Accounts receivable from affiliates	553	(6,035)
Inventories	122,832	66,853
Other assets	(39,017)	(3,546)
Accounts payable	(24,009)	69,647
Accounts payable to affiliates	(4,478)	(46,663)
Accrued liabilities	(46,821)	(183,884)
Other noncurrent liabilities	27,152	(10,859)
Net cash provided by operating activities	162,343	25,396
Cash flows from investing activities:
Capital expenditures	(96,222)	(101,032)
Purchase of intangible assets	(14,365)	(27,202)
Acquisition of Sunoco LLC and Sunoco Retail LLC	(2,200,000)	—
Proceeds from disposal of property and equipment	2,186	11,039
Net cash used in investing activities	(2,308,401)	(117,195)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,035,000	—
Payments on long-term debt	(1,438)	(1,983)
Revolver, borrowings	672,188	153,619
Revolver, repayments	(447,188)	(152,222)
Loan origination costs	(19,098)	—
Advances to affiliates	(20,791)	264,190
Equity issued to ETE	60,944	—
Distributions to ETP	(50,000)	(179,182)
Other cash from financing activities, net	6,881	5,754
Distributions to unitholders	(86,538)	(21,974)
Net cash provided by financing activities	2,149,960	68,202
Net increase (decrease) in cash	3,902	(23,597)
Cash and cash equivalents at beginning of period	72,627	136,581
Cash and cash equivalents at end of period	$76,529	$112,984

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

On April 27, 2014, Susser entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP acquired the outstanding common shares of Susser (the “ETP Merger”). The ETP Merger was completed on August 29, 2014. By acquiring Susser, ETP acquired 100% of the non-economic general partner interest and incentive distribution rights (“IDRs”) in the Partnership, which have subsequently been distributed to Energy Transfer Equity, L.P. (“ETE”). Additionally, ETP directly and indirectly acquired approximately 11.0 million common and subordinated units in the Partnership (representing approximately 50.1% of the then outstanding units). Unvested phantom units that were outstanding on April 27, 2014 vested upon completion of the ETP Merger. See Note 14 for further information.

Effective October 27, 2014, the Partnership changed its name from Susser Petroleum Partners LP (NYSE: SUSP) to Sunoco LP (“SUN”, NYSE: SUN). These changes align the Partnership's legal and marketing name with that of ETP's iconic brand, Sunoco. As used in this document, the terms “Partnership”, “SUN”, “we”, “us”, or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.

The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, our majority-owned subsidiaries, and variable interest entities (“VIE”s) in which we were the primary beneficiary (through December 23, 2015). We distribute motor fuels across 32 states throughout the East Coast, Midwest, and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We are also an operator of convenience retail stores across 21 states, primarily in Texas, Pennsylvania, New York, Virginia, Florida, and Hawaii.

Effective April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco, LLC (“Sunoco LLC”).

Effective January 1, 2016, we acquired the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC as well as 100% of the interest in Sunoco Retail LLC (“Sunoco Retail”).

Results of operations for the Mid-Atlantic Convenience Stores, LLC (“MACS”), Sunoco LLC, Sunoco Retail, and Susser acquisitions, deemed transactions between entities under common control, have been included in our consolidated results of operations since September 1, 2014, the date of common control.

We operate our business as two segments, which are primarily engaged in wholesale fuel distribution and retail fuel and merchandise sales, respectively. Our primary operations are conducted by the following consolidated subsidiaries:

Wholesale Subsidiaries

•

Susser Petroleum Operating Company LLC (“SPOC”), a Delaware limited liability company, distributes motor fuel to Stripes’ retail locations, consignment locations, as well as third party customers in Louisiana, New Mexico, Oklahoma and Texas.

•	Sunoco Energy Services LLC, a Texas limited liability company, distributes motor fuels, propane and lubricating oils, primarily in Texas, Oklahoma, New Mexico and Kansas.
•	Sunoco LLC, a Delaware limited liability company formed on June 1, 2014, primarily distributes motor fuels in 27 states throughout the East Coast, Midwest and Southeast regions of the United States.
•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel, primarily in Georgia, Maryland, New York, Tennessee, and Virginia.
•	Aloha Petroleum, LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.

Retail Subsidiaries

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.
•	Susser, a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes-branded convenience stores and transports motor fuel under GoPetro Transport LLC.
•

Sunoco Retail, a Pennsylvania limited liability company formed on December 16, 2015, distributes motor fuel and owns and operates convenience stores that sell motor fuel and merchandise primarily in Pennsylvania, New York, and Florida.

•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores, primarily in Virginia, Maryland, and Tennessee.
•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.

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

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016.

Significant Accounting Policies

As of March 31, 2016, there were no changes in significant accounting policies from those described in the December 31, 2015 audited consolidated financial statements.

Recently Issued Accounting Pronouncements

FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. This Topic requires Balance Sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP, excluding short-term leases of 12 months or less. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated balance sheets and related disclosures.

3.	Acquisitions

Sunoco LLC and Sunoco Retail LLC Acquisitions

On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco LLC from ETP Retail Holdings, LLC (“ETP Retail”), an indirect wholly-owned subsidiary of ETP, for total consideration of approximately $775.0 million in cash (the “Sunoco Cash Consideration”) and $40.8 million in common units representing limited partner interests of the Partnership, based on the five day volume weighted average price of the Partnership’s common units as of March 20, 2015. The Sunoco Cash Consideration was financed through issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance”), of 6.375% Senior Notes due 2023 on April 1, 2015. The common units issued to ETP Retail were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Sunoco LLC Contribution Agreement, ETP guaranteed all of the obligations of ETP Retail.

On November 15, 2015, we entered into a Contribution Agreement (the “ETP Dropdown Contribution Agreement”) with Sunoco LLC, Sunoco, Inc., ETP Retail, our General Partner and ETP. Pursuant to the terms of the ETP Dropdown Contribution Agreement, we agreed to acquire from ETP Retail, effective January 1, 2016, (a) 100% of the issued and outstanding membership interests of Sunoco Retail, an entity that was formed by Sunoco, Inc. (R&M), an indirect wholly owned subsidiary of Sunoco, Inc., prior to the closing of the ETP Dropdown Contribution Agreement, and (b) 68.42% of the issued and outstanding membership interests of Sunoco LLC (the “ETP Dropdown”). Pursuant to the terms of the ETP Dropdown Contribution Agreement, ETP agreed to guarantee all of the obligations of ETP Retail.

Immediately prior to the closing of the ETP Dropdown, Sunoco Retail owned all of the retail assets previously owned by Sunoco, Inc. (R&M), the ethanol plant located in Fulton, NY, 100% of the issued and outstanding membership interests in Sunmarks, LLC, and all the retail assets previously owned by Atlantic Refining & Marketing Corp., a wholly owned subsidiary of Sunoco, Inc.

Subject to the terms and conditions of the ETP Dropdown Contribution Agreement, at the closing of the ETP Dropdown, we paid to ETP Retail approximately $2.2 billion in cash on March 31, 2016, which included working capital adjustments, and issued to ETP Retail 5,710,922 common units representing limited partner interests in the Partnership (the “ETP Dropdown Unit Consideration”). The ETP Dropdown Unit Consideration was issued in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.

The Sunoco LLC and Sunoco Retail acquisitions were accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no goodwill created. The Partnership’s results of operations include Sunoco LLC’s and Sunoco Retail’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Sunoco LLC and Sunoco Retail from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $2.7 billion of Sunoco LLC and Sunoco Retail revenues and $24.5 million of Sunoco LLC and Sunoco Retail net income for the three months ended March 31, 2015. The equity of Sunoco LLC and Sunoco Retail prior to the respective acquisitions is presented as predecessor equity in our consolidated financial statements.

The following table summarizes the final recording of assets and liabilities at their respective carrying values as of August 31, 2014 (in thousands):

	Sunoco LLC	Sunoco Retail	Total
Current assets	$1,107,007	$426,231	$1,533,238
Property and equipment	384,100	596,139	980,239
Goodwill	—	1,289,398	1,289,398
Intangible assets	182,477	293,928	476,405
Other noncurrent assets	2,238	—	2,238
Current liabilities	(641,400)	(403,498)	(1,044,898)
Other noncurrent liabilities	(7,293)	(47,962)	(55,255)
Net assets	$1,027,129	$2,154,236	$3,181,365
Net deemed contribution			(206,365)
Cash acquired			(24,276)
Total cash consideration, net of cash acquired (1)			$2,950,724

(1)	Total cash consideration, net of cash acquired, includes $775.0 million paid on April, 1 2015 and $2.2 billion paid on March 31, 2016.

Susser Acquisition

On July 31, 2015, we acquired 100% of the issued and outstanding shares of capital stock of Susser from Heritage Holdings, Inc., a wholly owned subsidiary of ETP (“HHI”), and ETP Holdco Corporation, a wholly owned subsidiary of ETP (“ETP Holdco” and together with HHI, the “Contributors”), for total consideration of approximately $966.9 million in cash (the “Susser Cash Consideration”), subject to certain post-closing working capital adjustments, and issued to the Contributors 21,978,980 Class B Units representing limited partner interests of the Partnership (“Class B Units”) (the “Susser Acquisition”). The Class B Units were identical to the common units in all respects, except such Class B Units were not entitled to distributions payable with respect to the second quarter of 2015. The Class B Units converted, on a one-for-one basis, into common units on August 19, 2015.

Pursuant to the terms of the Contribution Agreement dated as of July 14, 2015 among Susser, HHI, ETP Holdco, our General Partner, and ETP (the “Susser Contribution Agreement”), (i) Susser caused its wholly owned subsidiary to exchange its 79,308 common units for 79,308 Class A Units representing limited partner interests in the Partnership (“Class A Units”) and (ii) the 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A Units. The Class A Units were entitled to receive distributions on a pro rata basis with the common units, except that the Class A Units (a) did not share in distributions of cash to the extent such cash was derived from or attributable to any distribution received by the Partnership from PropCo, the Partnership’s indirect wholly owned subsidiary, the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries and (b) were subordinated to the common units during the subordination period for the subordinated units and were not entitled to receive any distributions until holders of the common units had received the minimum quarterly distribution plus any arrearages in payment of the minimum quarterly distribution from prior quarters.

In addition, the Partnership issued 79,308 common units and 10,939,436 subordinated units to the Contributors (together with the Class B Units, the “Susser Unit Consideration”) to restore the economic benefit of common units and subordinated units held by wholly owned subsidiaries of Susser that were exchanged or converted, as applicable, into Class A Units. The Susser Unit Consideration was issued and sold to the Contributors in private transactions exempt from registration under Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Susser Contribution Agreement, ETP guaranteed all then existing obligations of the Contributors.

The Susser Acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no additional goodwill created. The Partnership’s results of operations include Susser’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Susser from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $500.0 million of Susser revenues and $6.8 million of net income for the period from January 1, 2015 through March 31, 2015.

The following table summarizes the final recording of assets and liabilities at their respective carrying values as of the date presented (in thousands):

August 31, 2014
Current assets	$217,244
Property and equipment	983,900
Goodwill	976,631
Intangible assets	541,054
Other noncurrent assets	38,216
Current liabilities	(246,009)
Other noncurrent liabilities	(842,310)
Net assets	1,668,726
Net deemed contribution	(701,871)
Cash acquired	(63,801)
Total cash consideration, net of cash acquired	$903,054

Other Acquisitions

On August 10, 2015, we acquired 27 convenience stores in the Upper Rio Grande Valley from Aziz Convenience Stores, L.L.C. (“Aziz”) for $41.6 million. Management allocated the total purchase consideration to assets acquired based on the preliminary estimate of their respective fair values at the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $4.3 million.

On December 16, 2015, we acquired a wholesale motor fuel distribution business serving the Northeastern United States from Alta East, Inc. (“Alta East”) for approximately $57.1 million plus the value of inventory on hand at closing (the “Alta East acquisition”). As part of the Alta East acquisition, we also acquired a total of 32 fee and leased properties, including 30 properties operated by third party dealers or commission agents and two non-operating surplus locations. The Alta East acquisition also included supply contracts with the dealer-owned and operated sites. The Alta East acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values at the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $14.6 million.

Additional acquisitions by the Partnership during 2015 totaled $24.6 million in consideration paid and preliminarily increased goodwill by $10.1 million. Management is reviewing the valuations and confirming the results to determine the final purchase price allocations. As a result, material adjustments to these preliminary allocations may occur in the future.

We have entered into agreements totaling approximately $115.0 million to acquire 14 convenience stores and a wholesale distribution business in and around College Station, Texas, and 18 convenience stores and 9 associated operations in upstate New York. Both transactions are scheduled to close in the second quarter of 2016, subject to confirmatory due diligence and other closing conditions.

4.	Accounts Receivable

Accounts receivable, excluding receivables from affiliates, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable, trade	$173,119	$160,783
Credit card receivables	99,844	98,484
Vendor receivables for rebates, branding, and other	13,398	14,561
Other receivables	35,079	38,381
Allowance for doubtful accounts	(3,872)	(3,924)
Accounts receivable, net	$317,568	$308,285

5.	Inventories

Due to changes in fuel prices, we recorded a write-down on the value of fuel inventory of $84.8 million at December 31, 2015.

Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Fuel-retail	$44,571	$42,779
Fuel-other wholesale	161,228	283,021
Fuel-consignment	3,644	3,801
Merchandise	116,179	116,694
Equipment and maintenance spare parts	10,510	13,162
Corn	5,285	4,788
Other	3,042	3,046
Inventories, net	$344,459	$467,291

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$1,051,041	$1,032,017
Buildings and leasehold improvements	1,174,146	1,150,701
Equipment	1,216,545	1,214,328
Construction in progress	117,161	97,412
Total property and equipment	3,558,893	3,494,458
Less: accumulated depreciation	396,940	339,632
Property and equipment, net	$3,161,953	$3,154,826

7.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At both March 31, 2016 and December 31, 2015, we had $3.1 billion of goodwill recorded in conjunction with past business combinations. The 2015 impairment analysis indicated no impairment in goodwill. During 2016, we continued our evaluation of the Aziz, Alta East, and other acquisition purchase accounting analyses with the assistance of a third party valuation firm. See Note 3 for the preliminary estimated fair value of assets and liabilities as of the dates of acquisition.

As of March 31, 2016, we evaluated potential impairment indicators. We believe no impairment events occurred during the first quarter of 2016, and we believe the assumptions used in the analysis performed in 2015 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the period from January 1, 2016 through March 31, 2016.

The Partnership has indefinite-lived intangible assets recorded that are not amortized. These indefinite-lived assets consist of tradenames, contractual rights, and liquor licenses. Tradenames and liquor licenses relate to our retail segment while contractual rights relate to our wholesale segment.

In accordance with ASC 350 “Intangibles-Goodwill and Other,” the Partnership has finite-lived intangible assets recorded that are amortized. The finite-lived assets consist of supply agreements, customer relations, favorable leasehold arrangements, non-competes, and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Customer relations and supply agreements have a remaining weighted-average life of approximately 8 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 10 years. Non-competition agreements have a remaining weighted-average life of approximately 1 year. Loan origination costs have a remaining weighted-average life of approximately 3 years.

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

Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived
Tradenames	$784,058	$6,508	$777,550	$784,058	$6,508	$777,550
Contractual rights	33,850	—	33,850	33,850	—	33,850
Liquor licenses	16,000	—	16,000	16,000	—	16,000
Finite-lived
Customer relations including supply agreements	574,926	161,191	413,735	551,033	150,101	400,932
Favorable leasehold arrangements, net	22,863	1,419	21,444	22,863	1,188	21,675
Loan origination costs	9,769	2,667	7,102	9,358	2,172	7,186
Other intangibles	4,690	2,883	1,807	3,675	1,428	2,247
Intangible assets, net	$1,446,156	$174,668	$1,271,488	$1,420,837	$161,397	$1,259,440

8.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Wage and other employee-related accrued expenses	$32,864	$26,019
Franchise agreement termination accrual	3,041	4,399
Accrued tax expense	134,144	102,473
Accrued insurance	33,041	32,716
Accrued environmental	7,029	7,600
Accrued interest expense	32,079	28,494
Deposits and other	19,419	106,238
Total	$261,617	$307,939

9.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Term loan	$2,035,000	$—
Sale leaseback financing obligation	120,878	121,992
2014 Revolver, bearing interest at Prime or LIBOR plus an applicable margin	675,000	450,000
6.375% Senior Notes Due 2023	800,000	800,000
5.500% Senior Notes Due 2020	600,000	600,000
Capital lease obligations and notes payable, bearing interest at 4%, 6%, and 7%	3,652	3,975
Total debt	4,234,530	1,975,967
Less: current maturities	4,824	5,084
Less: debt issuance costs	36,794	18,352
Long-term debt, net of current maturities	$4,192,912	$1,952,531

Term Loan

On March 31, 2016, we entered into a term loan agreement (the “Term Loan”) to finance a portion of the costs associated with the ETP Dropdown. The Term Loan provides secured financing in an aggregate principal amount of up to $2.035 billion, which we borrowed in full. The Partnership used the proceeds to fund a portion of the ETP Dropdown and to pay fees and expenses incurred in connection with the ETP Dropdown and Term Loan.

Obligations under the Term Loan are secured equally and ratably with the 2014 Revolver (as defined below) by substantially all tangible and intangible assets of the Partnership and certain of our subsidiaries, subject to certain exceptions and permitted liens. Obligations under the Term Loan are guaranteed by certain of the Partnership’s subsidiaries. In addition, ETP Retail provided a limited contingent guaranty of collection with respect to the payment of the principal amount of the Term Loan. The maturity date of the Term Loan is October 1, 2019. The Partnership is not required to make any amortization payments with respect to the loans under the Term Loan. Amounts borrowed under the Term Loan bear interest at either LIBOR or base rate plus an applicable margin based on the election of the Partnership for each interest period. Until the Partnership first receives an investment grade rating, the applicable margin for LIBOR rate loans ranges from 1.500% to 2.500% and the applicable margin for base rate loans ranges from 0.500% to 1.500%, in each case based on the Partnership’s leverage ratio.

The Partnership may voluntarily prepay borrowings under the Term Loan at any time without premium or penalty, subject to any applicable breakage costs for loans bearing interest at LIBOR. Under certain circumstances, the Partnership is required to repay borrowings under the Term Loan in connection with the issuance by the Partnership of certain types of indebtedness for borrowed money. The Term Loan also includes certain (i) representations and warranties, (ii) affirmative covenants, including delivery of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, payment of material taxes and other claims, maintenance of properties and insurance, access to properties and records for inspection by administrative agent and lenders, further assurances and provision of additional guarantees and collateral, (iii) negative covenants, including restrictions on the Partnership and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make loans, advances or investments, pay dividends, sell or otherwise transfer assets or enter into transactions with shareholders or affiliates and (iv) events of default, in each case substantially similar to the representations and warranties, affirmative and negative covenants and events of default in the Partnership’s existing revolving credit facility.

The Term Loan also requires the maintenance of a maximum funded debt to EBITDA ratio (i) as of the last day of each fiscal quarter through March 31, 2017, of 6.25 to 1.0 at any time with respect to the Partnership and (ii) as of the last day of each fiscal quarter thereafter, of 5.5 to 1.0 at any time with respect to the Partnership (subject to increases to 6.0 to 1.0 in connection with certain future specified acquisitions). During the continuance of an event of default, the lenders under the Term Loan may take a number of actions, including declaring the entire amount then outstanding under the Term Loan due and payable.

5.500% Senior Notes Due 2020

On July 20, 2015, we and our wholly owned subsidiary, SUN Finance (together with the Partnership, the “2020 Issuers”), completed a private offering of $600.0 million 5.500% senior notes due 2020 (the “2020 Senior Notes”). The terms of the 2020 Senior Notes are governed by an indenture dated July 20, 2015, among the 2020 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2020 Guarantors”) and U.S. Bank National Association, as trustee (the “2020 Trustee”). The 2020 Senior Notes will mature on August 1, 2020 and interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2016. The 2020 Senior Notes are senior obligations of the 2020 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries. The 2020 Senior Notes and guarantees are unsecured and rank equally with all of the 2020 Issuers’ and each 2020 Guarantor’s existing and future senior obligations. The 2020 Senior Notes are senior in right of payment to any of the 2020 Issuers’ and each 2020 Guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Notes and guarantees. The 2020 Senior Notes and guarantees are effectively subordinated to the 2020 Issuers’ and each 2020 Guarantor’s secured obligations, including obligations under the Partnership’s revolving credit facility, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2020 Senior Notes.

Net proceeds of approximately $592.5 million were used to fund a portion of the Susser Cash Consideration.

6.375% Senior Notes Due 2023

On April 1, 2015, we and our wholly owned subsidiary, SUN Finance (together with the Partnership, the “2023 Issuers”), completed a private offering of $800.0 million 6.375% senior notes due 2023 (the “2023 Senior Notes”). The terms of the 2023 Senior Notes are governed by an indenture dated April 1, 2015, among the 2023 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2023 Guarantors”) and U.S. Bank National Association, as trustee (the “2023 Trustee”). The 2023 Senior Notes will mature on April 1, 2023 and interest is payable semi-annually on April 1 and October 1 of each year, commencing

October 1, 2015. The 2023 Senior Notes are senior obligations of the 2023 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries. The 2023 Senior Notes and guarantees are unsecured and rank equally with all of the 2023 Issuers’ and each 2023 Guarantor’s existing and future senior obligations. The 2023 Senior Notes are senior in right of payment to any of the 2023 Issuers’ and each 2023 Guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2023 Senior Notes and guarantees. The 2023 Senior Notes and guarantees are effectively subordinated to the 2023 Issuers’ and each 2023 Guarantor’s secured obligations, including obligations under the Partnership’s revolving credit facility, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2023 Senior Notes. ETP Retail provided a guarantee of collection to the 2023 Issuers with respect to the payment of the principal amount of the 2023 Senior Notes. ETP Retail is not subject to any of the covenants under the 2023 Indenture.

In connection with our issuance of the 2023 Senior Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2023 Senior Notes for an issue of registered notes with terms substantially identical to the 2023 Senior Notes on or before April 1, 2016 (the “Target Date”). We have not completed this exchange offer and, as a result, we are required to pay each holder of 2023 Senior Notes liquidated damages in the form of additional interest equal to 0.25% per annum of the principal amount of 2023 Senior Notes held by such holder, with respect to the first 90 days after the Target Date (which rate will be increased by an additional 0.25% per annum for each subsequent 90 day period that such liquidated damages continue to accrue), in each case until the exchange offer is completed; provided, however, that at no time will the amount of liquidated damages accruing exceed in the aggregate 1.00% per annum.

Net proceeds of approximately $786.5 million were used to fund Sunoco Cash Consideration and to repay borrowings under our 2014 Revolver (as defined below).

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

Borrowings under the 2014 Revolver bear interest at a base rate (a rate based off of the higher of (i) the Federal Funds Rate (as defined therein) plus 0.50%, (ii) Bank of America’s prime rate or (iii) one-month LIBOR (as defined therein) plus 1.00%) or LIBOR, in each case plus an applicable margin ranging from 1.50% to 2.50%, in the case of a LIBOR loan, or from 0.50% to 1.50%, in the case of a base rate loan (determined with reference to the Partnership’s Leverage Ratio (as defined therein)). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 2.0%, in the case of a LIBOR loan, or from 0.125% to 1.00%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt). Interest is payable quarterly if the base rate applies, at the end of the applicable interest period if LIBOR applies and at the end of the month if daily floating LIBOR applies. In addition, the unused portion of the 2014 Revolver is subject to a commitment fee ranging from 0.250% to 0.350%, based on the Partnership’s Leverage Ratio (as defined therein). Upon the first achievement by the Partnership of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.275%, based on the Partnership’s credit rating as described above.

The 2014 Revolver requires the Partnership to maintain a Leverage Ratio of not more than 5.50 to 1.00. The maximum Leverage Ratio is subject to upwards adjustment of not more than 6.00 to 1.00 for a period not to exceed three fiscal quarters in the event the Partnership engages in an acquisition of assets, equity interests (as defined therein), operating lines or divisions by the Partnership, a subsidiary (as defined therein), an unrestricted subsidiary (as defined therein) or a joint venture for a purchase price of not less than $50 million. Effective April 8, 2015, in connection with the Sunoco LLC acquisition, we entered into a Specified Acquisition Period (as defined in the 2014 Revolver) in which our leverage ratio compliance requirements were adjusted upward. Such Specified Acquisition Period ended on August 19, 2015, and concurrently in connection with the Susser acquisition, we entered into a new Specified Acquisition Period. On December 2, 2015, in connection with the consummation of the transactions contemplated by the ETP Dropdown Contribution Agreement, we entered into an amendment to the 2014 Revolver to temporarily increase the maximum leverage ratio to 6.25 to 1.00 for the period beginning upon the closing of the ETP Dropdown through the fourth quarterly testing date following the closing of the ETP Dropdown (the “Post Dropdown Period”).

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

On April 10, 2015, the Partnership entered into the First Amendment to Credit Agreement and Increase Agreement (the “First Amendment”) with the lenders party thereto and Bank of America, N.A. in its capacity as administrative agent and collateral agent, pursuant to which the lenders thereto severally agreed to (i) provide $250 million in aggregate incremental commitments under the 2014 Revolver and (ii) make certain amendments to the 2014 Revolver as described in the First Amendment. After giving effect to the First Amendment, the 2014 Revolver permits the Partnership to borrow up to $1.5 billion on a revolving credit basis.

On December 2, 2015, the Partnership entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) with the lenders party thereto and Bank of America, N.A., in its capacity as a letter of credit issuer, as swing line lender, and as administrative agent pursuant to which the lenders thereto generally agreed to, among other matters, (i) permit the incurrence of a term loan credit facility in connection with the consummation of the ETP Dropdown, (ii) permit such term loan credit facility to be secured on a pari passu basis with the indebtedness incurred under the Credit Agreement (as amended by the Amendment) pursuant to a collateral trust arrangement whereby a financial institution agrees to act as common collateral agent for all pari passu indebtedness and (iii)  temporarily increase the maximum leverage ratio permitted under the 2014 Revolver (as amended by the Second Amendment) in connection with the consummation of the ETP Dropdown.

As of March 31, 2016, the balance on the 2014 Revolver was $675.0 million, and $22.3 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at March 31, 2016 was $802.7 million. The Partnership was in compliance with all financial covenants at March 31, 2016.

Guaranty by Susser of the 2014 Revolver

Susser entered into a Guaranty of Collection (the “Guaranty”) in connection with the 2012 Revolver, which was transferred to the 2014 Revolver. Pursuant to the Guaranty, Susser guaranteed the collection of the principal amount outstanding under the 2014 Revolver. Susser’s obligation under the Guaranty was limited to $180.7 million. Susser was not required to make payments under the Guaranty unless and until (i) the Partnership failed to make a payment on the 2014 Revolver, (ii) the obligations under such facilities were accelerated, (iii) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, were exhausted and (iv) the applicable lenders failed to collect the full amount owing on such facilities. In addition, Susser entered into a Reimbursement Agreement with PropCo, whereby Susser was obligated to reimburse PropCo for any amounts paid by PropCo under the Guaranty executed by our subsidiaries. Susser’s exposure under this reimbursement agreement was limited, when aggregated with its obligation under the Guaranty, to $180.7 million. Subsequent to the closing of the Susser acquisition, Susser and its material subsidiaries (as defined by the 2014 Revolver) were joined to the 2014 Revolver as subsidiary guarantors and Susser was released from the Guaranty.

Sale Leaseback Financing Obligation

On April 4, 2013, MACS completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As MACS did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of March 31, 2016 was $120.9 million.

Other Debt

On July 8, 2010, we entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at March 31, 2016 and December 31, 2015 was $1.0 million. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.

In September 2013, we assumed a $3.0 million term loan as part of the acquisition of Gainesville Fuel, Inc.(now Sunoco Energy Services LLC). The balance outstanding at March 31, 2016 and December 31, 2015 was $2.5 million. The term loan bears interest at a fixed rate of 4.0%.

The estimated fair value of long-term debt is calculated using Level 3 inputs (see Note 10). The fair value of debt as of March 31, 2016, is estimated to be approximately $4.2 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

10.	Fair Value Measurements

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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading, or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. There were none outstanding as of March 31, 2016 or December 31, 2015.

11.	Commitments and Contingencies

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

Net rent expense consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash rent:
Store base rent	$28,210	$29,247
Equipment and other rent (1)	4,890	4,936
Total cash rent	33,100	34,183
Non-cash rent:
Straight-line rent	357	(604)
Amortization of deferred gain	—	(253)
Net rent expense	$33,457	$33,326

(1)	Equipment rent consists primarily of store equipment and vehicles.

12.	Interest Expense and Interest Income

Net interest expense consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Interest expense (1)	$27,288	$8,911
Amortization of loan costs	1,240	381
Interest income	(839)	(1,315)
Interest expense, net	$27,689	$7,977

(1)	Interest expense related to the VIEs was approximately $2.4 million for the three months ended March 31, 2015.

13.	Income Tax

As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.

Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U. S. federal statutory rate to net income tax expense is presented below (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Tax at statutory federal rate	$22,361	$21,399
Partnership earnings not subject to tax	(32,768)	(12,183)
State and local tax, net of federal benefit	10,735	524
Other	1,784	(1,677)
Net income tax expense	$2,112	$8,063

14.	Partners’ Capital

As of March 31, 2016, ETE and ETP or their subsidiaries owned 45,750,826 common units, which constitute 40.9% of the limited partner ownership interest in us. As of March 31, 2016, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 49,588,960 common units.

Common Units

In connection with the closing of the Partnership’s previously announced sale (the “PIPE Transaction”) of 2,263,158 common units in a private placement to ETE, the Partnership entered into a registration rights agreement, dated as of March 31, 2016 (the “Registration Rights Agreement”), with ETE. Pursuant to the Registration Rights Agreement, the Partnership is required to file a shelf registration statement to register the common units, upon the request of the holders of a majority of the then-outstanding common units. The Partnership shall use its reasonable best efforts to file the registration statement within 45 days of any such request and cause it to be effective as soon as reasonably practicable thereafter, subject to certain exceptions. ETE owns the general partner interests and incentive distribution rights in the Partnership.

The following table presents the activity of our common units for the three months ended March 31, 2016:

Number of Units
Number of common units at December 31, 2015	87,365,706
Common units issued in connection with the ETP Dropdown	5,710,922
Common units issued in connection with the PIPE Transaction	2,263,158
Number of common units at March 31, 2016	95,339,786

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

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

	For the Three Months Ended March 31,
	2016	2015
Attributable to Common Units
Distributions (a)	$77,921	$16,057
Distributions in excess of income	(39,843)	(5,525)
Limited partners' interest in net income	$38,078	$10,532

Attributable to Subordinated Units
Distributions (a)	$—	$7,056
Distributions in excess of income	—	(2,275)
Limited partners' interest in net income	$—	$4,781

(a) Distributions declared per unit to unitholders as of record date	$0.8173	$0.6450

Class C Units

On January 1, 2016, the Partnership issued an aggregate of 16,410,780 Class C Units consisting of (i) 5,242,113 Class C Units that were issued by the Partnership to Aloha as consideration for the contribution by Aloha to an indirect wholly owned subsidiary of the Partnership of all of Aloha’s assets relating to the wholesale supply of fuel and lubricants, and (ii) 11,168,667 Class C Units that were issued by the Partnership to indirect wholly owned subsidiaries of the Partnership in exchange for all of the outstanding Class A Units held by such subsidiaries. The Class C Units were valued at $38.5856 per Class C Unit (the “Class C Unit Issue Price”), based on the volume-weighted average price of the Partnership’s Common Units for the five-day trading period ending on December 31, 2015. The Class C Units were issued in private transactions exempt from registration under section 4(a)(2) of the Securities Act.

Class C Units (i) are not convertible or exchangeable into Common Units or any other units of the Partnership and are non-redeemable; (ii) are entitled to receive distributions of available cash of the Partnership (other than available cash derived from or attributable to any distribution received by the Partnership from PropCo, the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries), at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding, (iii) do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, (iv) are not allocated any items of income, gain, loss, deduction or credit attributable to the Partnership’s ownership of, or sale or other disposition of, the membership interests of PropCo, or the Partnership’s ownership of any indebtedness of PropCo or any of its subsidiaries (“PropCo Items”), (v) will be allocated gross income (other than from PropCo Items) in an amount equal to the cash distributed to the holders of Class C Units and (vi) will be allocated depreciation, amortization and cost recovery deductions as if the Class C Units were Common Units and 1% of certain allocations of net termination gain (other than from PropCo Items).

Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the three months ended March 31, 2016, Class C distributions declared totaled $14.2 million.

Incentive Distribution Rights

The following table illustrates the percentage allocations of available cash from operating surplus between our common unitholders and the holder of our IDRs based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our common unitholders and our IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. Effective August 21, 2015, ETE exchanged 21.0 million ETP common units, owned by ETE, the owner of ETP’s general partner interest, for 100% of the general partner interest and all of our IDRs. ETP had previously owned our IDRs since September 2014, prior to that date the IDRs were owned by Susser.

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

Cash Distributions

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders receive.

The following table presents our cash distributions paid or payable during 2016 (in thousands, except for per unit distributions):

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
May 16, 2016	$0.8173	$77,921	$19,566
February 16, 2016	0.8013	70,006	16,532

15.	Unit-Based Compensation

Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Phantom common units	$2,663	$1,358
Allocated expense from ETP	521	—
Total equity-based compensation expense	$3,184	$1,358

Phantom Common Unit Awards

Prior to the ETP Merger, there were phantom unit awards issued to certain directors and employees under the Sunoco LP 2012 Long-Term Incentive Plan. The fair value of each phantom unit on the grant date was equal to the market price of our common unit on that date reduced by the present value of estimated dividends over the vesting period, since the phantom units did not receive dividends until vested. The estimated fair value of our phantom units was amortized over the vesting period using the straight-line method. Non-employee director awards vested over a one-to-three-year period and employee awards vested ratably over a two-to-five-year service period. Concurrent with the ETP Merger, all unvested phantom units vested and compensation cost of $0.4 million was recognized.

Subsequent to the ETP Merger, phantom units were issued which also have the right to receive distributions prior to vesting. During the three months ended March 31, 2016, 7,578 phantom units were issued. The units vest 60% after three years and 40% after five years. The fair value of these units is the market prices of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unrecognized compensation cost related to our nonvested restricted phantom units totaled $34.3 million as of March 31, 2016, which is expected to be recognized over a weighted average period of 3.16 years. The fair value of nonvested service phantom units outstanding as of March 31, 2016 totaled $46.8 million.

A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	241,235	$45.50
Granted	993,134	40.63
Forfeited	(87,321)	50.71
Nonvested at December 31, 2015	1,147,048	41.19
Granted	7,578	39.59
Forfeited	(15,953)	41.41
Nonvested at March 31, 2016	1,138,673	$41.14

Cash Awards

In January 2015, the Partnership granted 30,710 awards that are settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. An additional 1,000 awards were granted in September 2015. During the three months ended March 31, 2016, 1,440 units were forfeited. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Unrecognized compensation cost related to our nonvested cash awards totaled $0.7 million as of March 31, 2016, which is expected to be recognized over a weighted average period of 1.68 years. The fair value of nonvested cash awards outstanding as of March 31, 2016 totaled $1.6 million.

16.	Segment Reporting

Segment information is prepared on the same basis that our Chief Operating Decision Maker (“CODM”) reviews financial information for operational decision-making purposes. We operate our business in two primary segments, wholesale and retail, both of which are included as reportable segments. No operating segments have been aggregated in identifying the two reportable segments.

We allocate shared revenue and costs to each segment based on the way our CODM measures segment performance. Partnership overhead costs, interest and other expenses not directly attributable to a reportable segment are allocated based on segment gross profit. These costs were previously allocated based on segment EBITDA.

We report EBITDA and Adjusted EBITDA by segment as a measure of segment performance. We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. We define Adjusted EBITDA to include adjustments for non-cash compensation expense, gains and losses on disposal of assets, unrealized gains and losses on commodity derivatives and inventory fair value adjustments.

Wholesale Segment

Our wholesale segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to our retail segment, to independently-operated dealer stations under long-term supply agreements, and to distributers and other consumers of motor fuel. Also included in the wholesale segment are motor fuel sales to consignment locations. We distribute motor fuels across 32 states throughout the East Coast and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from the wholesale segment to our retail segment are delivered at cost plus a profit margin. These amounts are reflected in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our wholesale segment is rental income from properties that we lease or sub-lease.

Retail Segment

Our retail segment operates branded retail convenience stores across 21 states throughout the East Coast and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. These stores offer motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, ATM, money orders, prepaid phone cards, wireless services and movie rentals.

The following table presents financial information by segment for the three months ended March 31, 2016 and 2015:

Segment Financial Data

(in thousands)

	For the Three Months Ended March 31,
	2016				2015
	Wholesale	Retail	Intercompany Eliminations	Total	Wholesale	Retail	Intercompany Eliminations	Total
Revenues
Retail motor fuel sales	$—	$1,115,715		$1,115,715	$—	$1,367,656		$1,367,656
Wholesale motor fuel sales to third parties	1,495,874	—		1,495,874	2,436,502	—		2,436,502
Wholesale motor fuel sales to affiliates	7,129	—		7,129	644	—		644
Merchandise sales	—	524,094		524,094	—	483,123		483,123
Rental income	18,720	3,404		22,124	11,509	8,273		19,782
Other	5,941	31,436		37,377	5,612	29,069		34,681
Intersegment sales	70,901	—	(70,901)	—	91,170	—	(91,170)	—
Total revenues	1,598,565	1,674,649	(70,901)	3,202,313	2,545,437	1,888,121	(91,170)	4,342,388
Gross profit
Retail motor fuel	—	131,273		131,273	—	109,106		109,106
Wholesale motor fuel	151,159	—		151,159	130,981	—		130,981
Merchandise	—	166,379		166,379	—	148,201		148,201
Rental and other	23,367	26,565		49,932	15,565	37,239		52,804
Total gross profit	174,526	324,217		498,743	146,546	294,546		441,092
Total operating expenses	77,127	329,806		406,933	78,403	297,343		375,746
Income (loss) from operations	97,399	(5,589)		91,810	68,143	(2,797)		65,346
Interest expense, net	12,128	15,561		27,689	1,002	6,975		7,977
Income (loss) before income taxes	85,271	(21,150)		64,121	67,141	(9,772)		57,369
Income tax expense (benefit)	(748)	2,860		2,112	1,041	7,022		8,063
Net income (loss) and comprehensive income (loss)	$86,019	$(24,010)		$62,009	$66,100	$(16,794)		$49,306
Depreciation, amortization and accretion	16,853	61,213		78,066	18,791	47,952		66,743
Interest expense, net	12,128	15,561		27,689	1,002	6,975		7,977
Income tax expense (benefit)	(748)	2,860		2,112	1,041	7,022		8,063
EBITDA	114,252	55,624		169,876	86,934	45,155		132,089
Non-cash compensation expense	2,369	815		3,184	430	928		1,358
Loss (gain) on disposal of assets	(446)	1,660		1,214	159	(190)		(31)
Unrealized loss (gain) on commodity derivatives	(2,725)	—		(2,725)	1,406	—		1,406
Inventory fair value adjustments	(11,222)	(1,440)		(12,662)	(6,921)	262		(6,659)
Adjusted EBITDA	$102,228	$56,659		$158,887	$82,008	$46,155		$128,163
Capital expenditures	$36,629	$59,593		$96,222	$65,765	$35,267		$101,032
Total assets at end of period	$2,883,721	$5,918,921		$8,802,642	$2,925,842	$5,915,977		$8,841,819

17.	Net Income per Unit

Net income per unit applicable to limited partners (including subordinated unitholders prior to the conversion of our subordinated units on November 30, 2015) is computed by dividing limited partners’ interest in net income by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions and distributions on employee unit awards. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.

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

We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows (in thousands, except units and per unit amounts):

	For the Three Months Ended March 31,
	2016	2015
Net income and comprehensive income	$62,009	$49,306
Less: Net income and comprehensive income attributable to noncontrolling interest	—	846
Less: Preacquisition income allocated to general partner	—	31,388
Net income and comprehensive income attributable to partners	62,009	17,072
Less: Incentive distribution rights	19,566	1,449
Less: Distributions on nonvested phantom unit awards	931	310
Limited partners’ interest in net income	$41,512	$15,313
Weighted average limited partner units outstanding:
Common - basic	87,453,333	24,099,177
Common - equivalents	21,354	37,671
Common - diluted	87,474,687	24,136,848

Subordinated - basic and diluted	—	10,939,436
Net income per limited partner unit:
Common - basic and diluted	$0.47	$0.44
Subordinated - basic and diluted	$—	$0.44

18.	Related-Party Transactions

Through Sunoco LLC, we are party to the following fee-based commercial agreements with various subsidiaries of ETP:

•	Philadelphia Energy Solutions Offtake Contract – A 1-year supply agreement with Philadelphia Energy Solutions LLC (“PES”). Sunoco, Inc. owns a 33% non-operating noncontrolling interest in PES.
•

Sunoco Logistics Partners L.P. Transportation and Terminalling Contracts – Sunoco LLC is party to various agreements with subsidiaries of Sunoco Logistics Partners L.P. for pipeline, terminalling and storage services. Sunoco LLC also has agreements for the purchase and sale of fuel.

We are party to the Susser Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel at cost (including tax and transportation costs), plus a fixed profit margin of three cents per gallon to Susser’s existing Stripes convenience stores and independently operated consignment locations. This profit margin is eliminated through consolidation in the accompanying consolidated statements of operations and comprehensive income.

We are party to the Sunoco Retail Distribution Contract, a 10-year agreement under which Sunoco LLC is the exclusive wholesale distributor of motor fuel to Sunoco Retail’s convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin of four cents per gallon. This profit margin is eliminated through consolidation in the accompanying consolidated statements of operations and comprehensive income.

In connection with the closing of our IPO on September 25, 2012, we also entered into an Omnibus Agreement with Susser (the “Omnibus Agreement”). Pursuant to the Omnibus Agreement, among other things, the Partnership received a three-year option to purchase from Susser up to 75 of Susser's new or recently constructed Stripes convenience stores at Susser's cost and lease the stores back to Susser at a specified rate for a 15-year initial term. The Partnership is the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. We have completed all 75 sale-leaseback transactions under the Omnibus Agreement.

Summary of Transactions

Affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income is as follows:

•

Net advances to affiliates was $386.3 million and $365.5 million as of March 31, 2016 and December 31, 2015, respectively, which are primarily related to the treasury services agreements between Sunoco LLC and Sunoco, Inc. (R&M) and Sunoco Retail and Sunoco Inc. (R&M), which are in place for purposes of cash management.

•	Net accounts receivable from affiliates were $1.6 million and $8.1 million as of March 31, 2016 and December 31, 2015, respectively, which are primarily related to motor fuel purchases from us.
•	Net accounts payable to affiliates was $11.0 million and $15.0 million as of March 31, 2016 and December 31, 2015, respectively, which are related to operational expenses and fuel pipeline purchases.
•	Motor fuel sales to affiliates of $7.1 million and $0.6 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
•	Bulk fuel purchases from affiliates of $340.2 million and $655.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

19.	Subsequent Events

On April 7, 2016, we and certain of our wholly owned subsidiaries, including SUN Finance (together with the Partnership, the “2021 Issuers”), completed a private offering of $800.0 million 6.250% senior notes due 2021 (the “2021 Senior Notes”). The terms of the 2021 Senior Notes are governed by an indenture dated April 7, 2016, among the 2021 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2021 Guarantors”) and U.S. Bank National Association, as trustee. The 2021 Senior Notes will mature on April 15, 2021 and interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2016. The 2021 Senior Notes are senior obligations of the 2021 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The 2021 Senior Notes and guarantees are unsecured and rank equally with all of the 2021 Issuers’ and each 2021 Guarantor’s existing and future senior obligations. The 2021 Senior Notes are senior in right of payment to any of the 2021 Issuers’ and each 2021 Guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2021 Senior Notes and guarantees. The 2021 Senior Notes and guarantees are effectively subordinated to the 2021 Issuers’ and each 2021 Guarantor’s secured obligations, including obligations under the Partnership’s 2014 Revolver, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2021 Senior Notes.

Net proceeds of approximately $789.4 million were used to repay a portion of the borrowings outstanding under our Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2015.

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

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•

our ability to make, complete and integrate acquisitions from affiliates or third-parties, including the recently completed acquisition of the remaining membership interests in Sunoco, LLC (“Sunoco LLC”) and Sunoco Retail LLC (“Sunoco Retail”);

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

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2015. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.

Overview

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership”, “SUN”, “we”, “us”, or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.

We are a growth-oriented Delaware master limited partnership engaged in the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, through Sunoco LLC, we are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of 5,245 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest and Southeast regions of the United States including approximately 195 company-operated Sunoco-branded Stripes locations in Texas.

We are managed by our General Partner and with a majority of our outstanding common units owned by ETP. Both our General Partner and ETP are in in turn owned by ETE, another publicly traded master limited partnership. ETP and ETE currently own 45,750,826 common units (representing 40.9% of the Partnership’s outstanding units). Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.

In late 2015, we announced plans to open a corporate office in Dallas, Texas. Certain employees have begun relocating to Dallas from Philadelphia, Pennsylvania, Houston, Texas and Corpus Christi, Texas. The relocation is in the preliminary stages and no significant costs or liabilities have been incurred or recognized as of March 31, 2016. We currently estimate the costs to be incurred in 2016 will be approximately $10.0 million, but do not expect such costs to have a material adverse effect on our financial condition, results of operations or cash flows.

Effective January 1, 2016, we completed the acquisition of (i) the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and (ii) 100% of the issued and outstanding membership interests of Sunoco Retail, an entity that owns all of the retail assets previously owned by Sunoco, Inc. (R&M), the ethanol plant located in Fulton, NY, 100% of the interests in Sunmarks, LLC and all of the retail assets previously owned by Atlantic Refining and Marketing Corp. from ETP Retail (See Note 3 in the accompanying Notes to Consolidated Financial Statements for more information).

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

We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across 32 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to:

•	approximately 1,315 company-operated convenience stores and fuel outlets;
•	165 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;
•	5,360 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers,” or “distributors” pursuant to long-term distribution agreements; and
•	1,862 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.

Our retail segment operates approximately 1,315 convenience stores and fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. We sold 608 million retail motor fuel gallons at these sites during the three months ended March 31, 2016. We opened four new retail sites during the three months ended March 31, 2016, which is reflected in retail activity for the period.

We operate approximately 715 Stripes convenience stores that carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. Our proprietary in-house Laredo Taco Company restaurant is implemented in approximately 445 Stripes convenience stores and we intend to implement it in all newly constructed Stripes convenience stores. Additionally, we have approximately 55 national branded restaurant offerings in our Stripes stores.

We operate approximately 440 retail convenience stores and fuel outlets primarily under our proprietary iconic Sunoco fuel brand and primarily located in Pennsylvania, New York, and Florida as of March 31, 2016, including 345 APlus convenience stores.

We operate approximately 160 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuel and other services.

Recent Developments

On April 7, 2016, we and certain of our wholly owned subsidiaries, including Sunoco Finance Corp. (together with the Partnership, the “2021 Issuers”), completed a private offering of $800.0 million 6.250% senior notes due 2021 (the “2021 Senior Notes”). The terms of the 2021 Senior Notes are governed by an indenture dated April 7, 2016, among the 2021 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2021 Guarantors”) and U.S. Bank National Association, as trustee. The 2021 Senior Notes will mature on April 15, 2021 and interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2016. The 2021 Senior Notes are senior obligations of the 2021 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The 2021 Senior Notes and guarantees are unsecured and rank equally with all of the 2021 Issuers’ and each 2021 Guarantor’s existing and future senior obligations. The 2021 Senior Notes are senior in right of payment to any of the 2021 Issuers’ and each 2021 Guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2021 Senior Notes and guarantees. The 2021 Senior Notes and guarantees are effectively subordinated to the 2021 Issuers’ and each 2021 Guarantor’s secured obligations, including obligations under the Partnership’s 2014 Revolver, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2021 Senior Notes. Net proceeds of approximately $789.4 million were used to repay a portion of the borrowings outstanding under Term Loan.

We have entered into agreements totaling approximately $115 million to acquire 14 convenience stores and a wholesale distribution business in and around College Station, Texas, and 18 convenience stores and 9 associated operations in upstate New York. Both transactions are scheduled to close in the second quarter of 2016, subject to confirmatory due diligence and other closing contingencies.

On March 28, 2016, Aloha Petroleum entered into a Store Development Agreement with Dunkin’ Donuts to be the exclusive developer of Dunkin’ Donuts restaurants in the state of Hawaii for an initial term of eight years. Aloha has committed to building and operating 15 Dunkin’ Donuts stores at an estimated cost of $20 million. Aloha anticipates that approximately half the restaurants will be built on existing Aloha-controlled (convenience store / gas station) properties and half will be stand-alone restaurants developed on properties that will be acquired in the future.

On May 2, 2016, we finalized an agreement with the Indiana Toll Road Concession Company to operate 8 travel plazas along the 150 mile toll road. The agreement has a 20-year term with an estimated cost of $31 million. The first series of plaza reconstruction will begin in the third quarter of 2016, and the total construction period is expected to last two years.

Key Operating Metrics

The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance. We operate our business in two primary operating divisions, wholesale and retail, both of which are included as reportable segments.

Key operating metrics set forth below are presented as of and for the three months ended March 31, 2016 and 2015 and have been derived from our historical consolidated financial statements.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (in thousands, except gross profit per gallon):

	For the Three Months Ended March 31,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Revenues
Retail motor fuel sales	$—	$1,115,715	$1,115,715	$—	$1,367,656	$1,367,656
Wholesale motor fuel sales to third parties	1,495,874	—	1,495,874	2,436,502	—	2,436,502
Wholesale motor fuel sales to affiliates	7,129	—	7,129	644	—	644
Merchandise sales	—	524,094	524,094	—	483,123	483,123
Rental income	18,720	3,404	22,124	11,509	8,273	19,782
Other	5,941	31,436	37,377	5,612	29,069	34,681
Total revenues	$1,527,664	$1,674,649	$3,202,313	$2,454,267	$1,888,121	$4,342,388
Gross profit
Retail motor fuel	$—	$131,273	$131,273	$—	$109,106	$109,106
Wholesale motor fuel	151,159	—	151,159	130,981	—	130,981
Merchandise	—	166,379	166,379	—	148,201	148,201
Rental and other	23,367	26,565	49,932	15,565	37,239	52,804
Total gross profit	$174,526	$324,217	$498,743	$146,546	$294,546	$441,092
Net income (loss) and comprehensive income (loss) attributable to partners	$86,019	$(24,010)	$62,009	$41,584	$(24,512)	$17,072
Adjusted EBITDA attributable to partners (2)	$102,228	$56,659	$158,887	$82,008	$45,309	$127,317
Distributable cash flow attributable to partners, as adjusted (2)			$111,520			$30,454
Operating Data
Total motor fuel gallons sold:
Retail		608,141	608,141		589,096	589,096
Wholesale	1,232,599		1,232,599	1,296,575		1,296,575
Motor fuel gross profit (cents per gallon) (1):
Retail		21.3¢			18.6¢
Wholesale	11.4¢			9.6¢
Volume-weighted average for all gallons			14.7¢			12.4¢
Retail merchandise margin		31.7%			30.7%

(1)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.
(2)

We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. We define Adjusted EBITDA to include adjustments for non-cash compensation expense, gains and losses on disposal of assets, unrealized gains and losses on commodity derivatives and inventory fair value adjustments. We define distributable cash flow as Adjusted EBITDA less cash interest expense including the accrual of interest expense related to our 2020 and 2023 Senior Notes that is paid on a semi-annual basis, current income tax expense, maintenance capital expenditures, and other non-cash adjustments. Further adjustments are made to distributable cash flow for certain transaction-related and non-recurring expenses that are included in net income.

We believe EBITDA, Adjusted EBITDA, and distributable cash flow are useful to investors in evaluating our operating performance because:

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

EBITDA, Adjusted EBITDA and distributable cash flow are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, Adjusted EBITDA and distributable cash flow have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our total cash expenditures, or future requirements for, capital expenditures or contractual commitments;
•	they do not reflect changes in, or cash requirements for, working capital;
•	they do not reflect interest expense or the cash requirements necessary to service interest or principal payments on our revolving credit facility or term loan;
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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Net income (loss) and comprehensive income (loss)	$86,019	$(24,010)	$62,009	$66,100	$(16,794)	$49,306
Depreciation, amortization and accretion	16,853	61,213	78,066	18,791	47,952	66,743
Interest expense, net	12,128	15,561	27,689	1,002	6,975	7,977
Income tax expense (benefit)	(748)	2,860	2,112	1,041	7,022	8,063
EBITDA	$114,252	$55,624	$169,876	$86,934	$45,155	$132,089
Non-cash stock compensation expense	2,369	815	3,184	430	928	1,358
Loss (gain) on disposal of assets	(446)	1,660	1,214	159	(190)	(31)
Unrealized loss (gain) on commodity derivatives	(2,725)	—	(2,725)	1,406	—	1,406
Inventory fair value adjustment	(11,222)	(1,440)	(12,662)	(6,921)	262	(6,659)
Adjusted EBITDA	$102,228	$56,659	$158,887	$82,008	$46,155	$128,163
Adjusted EBITDA attributable to noncontrolling interest	—	—	—	—	846	846
Adjusted EBITDA attributable to partners	$102,228	$56,659	$158,887	$82,008	$45,309	$127,317
Cash interest expense (3)			26,449			7,129
Income tax expense (current)			2,120			133
Maintenance capital expenditures			19,628			2,864
Preacquisition earnings			—			87,621
Distributable cash flow attributable to partners			$110,690			$29,570
Transaction-related expense			830			884
Distributable cash flow attributable to partners, as adjusted			$111,520			$30,454

(3)	Reflects the Partnership’s cash interest paid less the cash interest paid on our VIE debt of $0.7 million during the three months ended March 31, 2015.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following discussion of results for the first quarter 2016 compared to the first quarter 2015 compares the operations for the three months ended March 31, 2016 and 2015.

Revenue. Total revenue for the first quarter of 2016 was $3.2 billion, a decrease of $1.1 billion from the first quarter of 2015. This change is primarily attributable to the following:

•

a decrease in wholesale motor fuel sales of $934.1 million, a significant decrease in the sales price per wholesale motor fuel gallon and to a lesser extent, a decrease in wholesale motor fuel gallons sold of approximately 64.0 million;

•

a decrease in retail motor fuel sales of $251.9 million, primarily related to a reduced sales price per retail motor fuel gallon at the Stripes and Sunoco Retail businesses offset by an increase in gallons sold of approximately 19.0 million;

•	an increase in merchandise sales of $41.0 million at our company operated convenience stores.

Gross Profit. Gross profit for the first quarter of 2016 was $498.7 million, an increase of $57.7 million from the first quarter of 2015. This increase is primarily attributable to the following:

•

an increase in the gross profit on wholesale motor fuel sales of $20.2 million, due to a significant decreased cost per wholesale motor fuel gallon at our Sunoco LLC business resulting in increased gross profit per gallon; and

•	an increase in the gross profit on retail motor fuel sales of $22.2 million and the gross profit on merchandise sales of $18.2 million, both primarily related to the Stripes business.

Total Operating Expenses. Total operating expenses for the first quarter of 2016 were $406.9 million, an increase of $31.2 million from the first quarter of 2015. This increase is primarily attributable to the following:

•	an increase in other operating expenses of $18.2 million, primarily attributable to increased personnel expense due to the expanding business; and
•	increased depreciation, amortization and accretion expense of $11.3 million due to third-party acquisitions completed in the last nine months of 2015.

Interest Expense. Interest expense for the first quarter of 2016 was $27.7 million, an increase of $19.7 million from the first quarter of 2015. This increase is attributable to the issuance of our 2020 and 2023 Senior Notes, as well as the increase in borrowings under our $1.5 billion revolving credit facility expiring September 25, 2019 (as amended, the “2014 Revolver”).

Income Tax Expense. Income tax expense for the first quarter of 2016 was $2.1 million, a decrease of $6.0 million from the first quarter of 2015. This decrease is primarily attributable to lower earnings among the Partnership’s consolidated corporate subsidiaries partially offset by additional expense attributable to the acquisition of Sunoco Retail.

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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 may also significantly impact our liquidity.

We had $76.5 million and $72.6 million of cash and cash equivalents on hand as of March 31, 2016 and December 31, 2015, respectively, all of which were unrestricted. As of March 31, 2016, the balance under the 2014 Revolver was $675.0 million, and $22.3 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at March 31, 2016 was $802.7 million. The Partnership was in compliance with all financial covenants at March 31, 2016.

Cash Flows

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in)
Operating activities	$162,343	$25,396
Investing activities	(2,308,401)	(117,195)
Financing activities	2,149,960	68,202
Net increase (decrease) in cash	$3,902	$(23,597)

Cash Flows Provided by Operations. Cash flows provided by operations are our main source of liquidity. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. Net cash provided by operations was $162.30 million and $25.4 million for the first three months of 2016 and 2015, respectively. The increase in cash flows from operations is primarily attributable to third party acquisitions completed in late 2015 as well as organic growth in the underlying business. Cash flows also fluctuate with increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.

Cash Flows Used in Investing Activities. Net cash used in investing activities was $2.3 billion and $117.2 million for the first three months of 2016 and 2015, respectively. Capital expenditures were $96.2 million and $101.0 million for the first three months of 2016 and 2015, respectively. Included in our capital expenditures for the first three months of 2016 was $19.6 million in maintenance capital and $76.6 million in growth capital. Growth capital relates primarily to new store construction.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities was $2.1 billion and $68.2 million for the first three months of 2016 and 2015, respectively. During the three months ended March 31, 2016 we:

•	borrowed $2.0 billion under our Term Loan;
•	borrowed $672.2 million and repaid $447.2 million under our revolving credit facility to fund daily operations;
•	paid $86.5 million in distributions to our unitholders; and
•	paid $50.0 million in distributions to ETP.

We intend to pay a cash distribution to the holders of our common units and Class C units representing limited partners interest in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units.

Capital Expenditures

We expect capital spending for the full year 2016, excluding acquisitions, to be within the following ranges (in thousands):

	Low	High
Maintenance	$100	$110
Growth	390	420
Total projected capital	$490	$530

The above growth capital spending estimate includes 35 to 40 new-to-industry stores that are planned to be built in 2016.

Contractual Obligations and Commitments

Contractual Obligations. We have contractual obligations which are required to be settled in cash. As of March 31, 2016, we have $675 million borrowed on the 2014 Revolver compared to $450 million borrowed at December 31, 2015. The 2014 Revolver matures in September 2019. Further, as of March 31, 2016, we had $800 million outstanding under our 2023 Senior Notes, $600 million outstanding under our 2020 Senior Notes, and $2 billion outstanding under our Term Loan. See Note 9 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 815 positions, representing 34.2 million gallons, outstanding at March 31, 2016 with a positive fair value of $3.1 million.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of March 31, 2016:

	Owned	Leased
Wholesale dealer and consignment sites	426	207
Company-operated convenience stores	860	462
Warehouses and offices	62	54
Total	1,348	723

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the accompanying Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2014 Revolver of $675 million as of March 31, 2016. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2016, would be to change interest expense by approximately $7.2 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2016 or 2015.

Commodity Price Risk

Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $14.9 million at March 31, 2016.

Sunoco LLC and Susser Petroleum Operating Company LLC (“SPOC”) hold working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks in storage. As of March 31, 2016, Sunoco LLC and SPOC held $146.3 million of such inventory. While in storage, volatility and declines in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC and SPOC use futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s and SPOC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2015 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.

On a consolidated basis, the Partnership had 815 positions, representing 34.2 million gallons with a positive fair value of $3.1 million outstanding at March 31, 2016.

Item 4. Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer) has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), to allow timely decisions regarding required disclosure.

As of January 1, 2016, we completed the acquisition of Sunoco Retail. In recording this acquisition, we followed our normal accounting procedures and internal controls. We started integrating Sunoco Retail into our existing internal control procedures from the date of the acquisition and we do not anticipate the integration of Sunoco Retail to result in changes that would materially affect our internal control over financial reporting.

Excluding the acquisition of Sunoco Retail, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2016, the Partnership issued an aggregate of 16,410,780 Class C Units consisting of (i) 5,242,113 Class C Units that were issued by the Partnership to Aloha as consideration for the contribution by Aloha to an indirect wholly owned subsidiary of the Partnership of all of Aloha’s assets relating to the wholesale supply of fuel and lubricants, and (ii) 11,168,667 Class C Units that were issued by the Partnership to indirect wholly owned subsidiaries of the Partnership in exchange for all of the outstanding Class A Units held by such subsidiaries. The Class C Units were issued in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Further details related to the issuance of the Class C Units can be found in Note 14 of our Notes to the Consolidated Financial Statements, and the Partnership’s Current Report on Form 8-K filed on January 5, 2016.

On March 31, 2016, we issued the ETP Dropdown Unit Consideration to ETP Retail as partial consideration for the ETP dropdown. The ETP Dropdown Unit Consideration issued to ETP Retail was issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Further details related to the issuance of the ETP Dropdown Unit Consideration can be found in Note 3 of our Notes to the Consolidated Financial Statements, and the Partnership’s Current Report on Form 8-K filed on April 1, 2016.

On March 31, 2016, we issued and sold to ETE 2,263,158 SUN common units in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Further details related to the issuance can be found in Note 3 of our Notes to the Consolidated Financial Statements, and the Partnership’s Current Report on Form 8-K filed on April 1, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 3, 2016, Thomas R. Miller was appointed Chief Financial Officer of our General Partner, effective as of May 9, 2016. Mr. Miller, age 55, most recently served as the Senior Vice President, Chief Financial Officer and Treasurer of Cleco Corporation and Cleco Power LLC (collectively, “Cleco”), a position he was appointed to in 2014. Cleco is engaged in the electric utility business. Prior to that, Mr. Miller served as Senior Vice President and Chief Financial Officer of Cleco from 2013 to 2014. Mr. Miller joined Cleco in 2012 as Vice President and Treasurer. Prior to his employment at Cleco, Mr. Miller served as Senior Vice President and Treasurer of Solar Trust of America, formerly a solar industrial solutions company, from 2010 to 2012 and Vice President - Treasury at Exelon Corporation from 2002 to 2010. Mr. Miller holds a Bachelor of Arts degree from Indiana University and a Master of Business Administration from The University of Chicago.

Effective May 9, 2016, Mr. Miller will receive an annual base salary of $320,000. He will also be eligible for a cash bonus for 2016 of not less than 90% of his base salary, subject to continued employment and less applicable withholdings, which will be paid on the same date that incentive cash bonuses are paid to the General Partner’s other senior executives. In addition, Mr. Miller will be eligible to participate in the Partnership’s 2012 Long Term Incentive Plan (“LTIP”), with an initial award of 15,000 restricted phantom units of the Partnership to be granted upon the commencement of his employment. These restricted phantom units will be subject to vesting over an approximate five year period with 60% vesting on December 5, 2018 and 40% vesting on December 5, 2020, based on continued employment with the General Partner on each such vesting date. Mr. Miller will also be eligible to participate in other benefit plans on terms consistent with those applicable to other executives generally.

Mr. Miller was not appointed pursuant to any arrangement or understanding with any other person.

Mr. Miller has no family relationships with any director or executive officer of the General Partner and has no interest in any relationships or related person transactions with the General Partner, or the Partnership, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 5, 2016	By	/s/ Robert W. Owens
Robert W. Owens
President and Chief Executive Officer (On behalf of the registrant)

	By	/s/ Leta McKinley
Leta McKinley
Vice President, Controller and Principal Accounting Officer
(In her capacity as principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on September 25, 2012)

3.2

Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed by the registrant on October 28, 2014)

3.3

Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP  (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on August 6, 2015)

3.4

Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on January 5, 2016).

4.1

Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the registrant on April 1, 2016).

4.2

Indenture, dated as of April 7, 2016, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the registrant on April 8, 2016).

4.3

Registration Rights Agreement, dated as of April 7, 2016, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, ETP Retail Holdings, LLC and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by the registrant on April 8, 2016).

4.4

Second Supplemental Indenture, dated as of April 7, 2016, by and among Sunoco LP, Sunoco Finance Corp., the subsidiary guarantors party thereto, Sunoco, LLC, as a guarantor, Sunoco Retail LLC, as a guarantor, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by the registrant on April 8, 2016).

4.5

Second Supplemental Indenture, dated as of April 7, 2016, by and among Sunoco LP, Sunoco Finance Corp., the subsidiary guarantors party thereto, Sunoco, LLC, as a guarantor, Sunoco Retail LLC, as a guarantor, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by the registrant on April 8, 2016).

10.1

Guarantee of Collection, made as of March 31, 2016, by ETP Retail Holdings, LLC to Sunoco LP (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on April 1, 2016).

10.2

Support Agreement, made as of March 31, 2016, by and among Sunoco, Inc. (R&M), Sunoco LP, and ETP Retail Holdings, LLC (Incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on April 1, 2016).

10.3

Support Agreement, made as of March 31, 2016, by and among Atlantic Refining & Marketing Corp., Sunoco LP and ETP Retail Holdings, LLC (Incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the registrant on April 1, 2016).

10.4

Senior Secured Term Loan Agreement, dated as of March 31, 2016, by and among Sunoco LP, Credit Suisse AG, Cayman Islands Branch and the other lenders party thereto (Incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the registrant on April 1, 2016).

10.5

Guarantee of Collection, made as of April 7, 2016, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on April 8, 2016).

Exhibit No.	Description
10.6

Support Agreement, made as of April 7, 2016, by and among Sunoco, Inc. (R&M), Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (Incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on April 8, 2016).

10.7

Support Agreement, made as of April 7, 2016, by and among Atlantic Refining & Marketing Corp., Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (Incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the registrant on April 8, 2016).

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