Form 10-Q
period 2016-06-30
Sunoco LP
filed 2016-08-04
CIK 1552275

]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35653

SUNOCO LP

(Exact name of registrant as specified in its charter)

Delaware	30-0740483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8020 Park Lane, Suite 200

Dallas, TX 75231

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

The registrant had 95,339,786 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at August 1, 2016.

SUNOCO LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUNOCO LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except units)

(unaudited)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$83,175	$72,627
Advances to affiliates	—	365,536
Accounts receivable, net	385,678	308,285
Accounts receivable from affiliates	7,138	8,074
Inventories, net	496,829	467,291
Other current assets	57,655	46,080
Total current assets	1,030,475	1,267,893
Property and equipment, net	3,228,409	3,154,826
Other assets:
Goodwill	3,153,657	3,111,262
Intangible assets, net	1,277,309	1,259,440
Other noncurrent assets	71,704	48,398
Total assets	$8,761,554	$8,841,819
Liabilities and equity
Current liabilities:
Accounts payable	$445,709	$433,988
Accounts payable to affiliates	22,660	14,988
Advances from affiliates	98,994	—
Accrued expenses and other current liabilities	302,299	307,939
Current maturities of long-term debt	5,694	5,084
Total current liabilities	875,356	761,999
Revolving line of credit	675,000	450,000
Long-term debt, net	3,514,261	1,502,531
Deferred tax liability	668,188	694,383
Other noncurrent liabilities	168,771	170,169
Total liabilities	5,901,576	3,579,082
Commitments and contingencies (Note 11)
Equity:
Limited partners:
Common unitholders - public (49,588,960 units issued and outstanding as of June 30, 2016 and December 31, 2015)	1,763,151	1,768,890
Common unitholders - affiliated (45,750,826 units issued and outstanding as of June 30, 2016 and 37,776,746 units issued and outstanding as of December 31, 2015)	1,096,827	1,275,558
Class A unitholders - held by subsidiary (no units issued and outstanding as of June 30, 2016 and 11,018,744 units issued and outstanding as of December 31, 2015)	—	—
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of June 30, 2016 and no units issued and outstanding as of December 31, 2015)	—	—
Total partners' capital	2,859,978	3,044,448
Predecessor equity	—	2,218,289
Total equity	2,859,978	5,262,737
Total liabilities and equity	$8,761,554	$8,841,819

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except unit and per unit amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Retail motor fuel	$1,384,858	$1,649,199	$2,500,573	$3,016,855
Wholesale motor fuel sales to third parties	1,996,716	2,845,635	3,492,590	5,282,137
Wholesale motor fuel sales to affiliates	9,710	3,972	16,839	4,939
Merchandise	576,594	560,680	1,100,688	1,043,803
Rental income	22,575	20,534	44,699	40,316
Other	61,714	46,064	99,091	88,886
Total revenues	4,052,167	5,126,084	7,254,480	9,476,936
Cost of sales
Retail motor fuel	1,229,528	1,509,411	2,213,970	2,729,650
Wholesale motor fuel	1,842,464	2,686,740	3,194,308	5,031,539
Merchandise	389,303	383,869	747,018	718,791
Other	10,305	854	19,874	2,513
Total cost of sales	3,471,600	4,580,874	6,175,170	8,482,493
Gross profit	580,567	545,210	1,079,310	994,443
Operating expenses
General and administrative	73,723	65,941	118,914	106,200
Other operating	266,788	249,442	515,793	493,032
Rent	35,639	35,791	69,096	69,117
Loss on disposal of assets	1,501	178	2,715	147
Depreciation, amortization and accretion	78,724	70,200	156,790	136,943
Total operating expenses	456,375	421,552	863,308	805,439
Income from operations	124,192	123,658	216,002	189,004
Interest expense, net	50,587	21,198	78,276	29,175
Income before income taxes	73,605	102,460	137,726	159,829
Income tax expense	1,468	8,926	3,580	16,989
Net income and comprehensive income	72,137	93,534	134,146	142,840
Less: Net income and comprehensive income attributable to noncontrolling interest	—	847	—	1,693
Less: Preacquisition income allocated to general partner	—	57,820	—	89,208
Net income and comprehensive income attributable to partners	$72,137	$34,867	$134,146	$51,939
Net income per limited partner unit:
Common (basic and diluted)	$0.53	$0.87	$1.01	$1.31
Subordinated (basic and diluted)	$—	$0.87	$—	$1.31
Weighted average limited partner units outstanding:
Common units - public (basic)	49,588,960	20,036,329	49,588,960	20,036,329
Common units - public (diluted)	49,644,916	20,077,865	49,644,916	20,077,865
Common units - affiliated (basic and diluted)	45,750,826	4,858,330	41,807,600	4,460,589
Subordinated units - affiliated	—	10,939,436	—	10,939,436
Cash distribution per common unit	$0.8255	$0.6934	$1.6428	$1.3384

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

	Common Units- Public	Common Units- Affiliated	Predecessor Equity	Total Equity
Balance at December 31, 2015	$1,768,890	$1,275,558	$2,218,289	$5,262,737

Contribution of Sunoco Retail & Sunoco LLC from ETP	—	—	(2,200,000)	(2,200,000)
Equity issued to ETP	—	194,000	—	194,000
Equity issued to ETE, net of issuance costs	—	60,944	—	60,944
Contribution of assets between entities under common control above historic cost	—	(373,531)	(18,289)	(391,820)
Cash distribution to unitholders	(80,265)	(103,761)	—	(184,026)
Cash distribution to ETP	—	(50,000)	—	(50,000)
Unit-based compensation	2,966	2,736	—	5,702
Other	(250)	28,545	—	28,295
Net income	71,810	62,336	—	134,146
Balance at June 30, 2016	$1,763,151	$1,096,827	$—	$2,859,978

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$134,146	$142,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	156,790	136,943
Amortization of deferred financing fees	4,008	1,202
Loss on disposal of assets	2,715	147
Non-cash unit based compensation	6,792	3,754
Deferred income tax	(5,750)	(13,967)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(77,677)	(57,388)
Accounts receivable from affiliates	2,567	(3,297)
Inventories, net	(26,159)	(50,832)
Other current assets	(34,881)	15,188
Accounts payable	31,737	13,530
Accounts payable to affiliates	6,582	(42,549)
Accrued expenses and other current liabilities	(8,674)	(65,130)
Other noncurrent liabilities	6,922	40,451
Net cash provided by operating activities	199,118	120,892
Cash flows from investing activities:
Capital expenditures	(179,893)	(201,661)
Purchase of intangible assets	(31,434)	(51,078)
Acquisition of Sunoco LLC and Sunoco Retail LLC	(2,200,000)	(775,000)
Other acquisitions	(118,168)	(16,499)
Proceeds from disposal of property and equipment	9,341	6,972
Net cash used in investing activities	(2,520,154)	(1,037,266)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,835,000	820,000
Payments on long-term debt	(796,495)	(3,709)
Revolver, borrowings	1,257,901	248,619
Revolver, repayments	(1,032,901)	(207,308)
Debt issuance costs	(29,176)	—
Advances to affiliates	266,710	264,997
Equity issued to ETE	60,944	—
Distributions to ETP	(50,000)	(179,182)
Other cash from financing activities, net	3,627	(88)
Distributions to unitholders	(184,026)	(32,770)
Net cash provided by financing activities	2,331,584	910,559
Net increase (decrease) in cash	10,548	(5,815)
Cash and cash equivalents at beginning of period	72,627	136,581
Cash and cash equivalents at end of period	$83,175	$130,766

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

On April 27, 2014, Susser entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP acquired the outstanding common shares of Susser (the “ETP Merger”). The ETP Merger was completed on August 29, 2014. By acquiring Susser, ETP acquired 100% of the non-economic general partner interest and incentive distribution rights (“IDRs”) in the Partnership, which have subsequently been distributed to Energy Transfer Equity, L.P. (“ETE”). Additionally, ETP directly and indirectly acquired approximately 11.0 million common and subordinated units in the Partnership (representing approximately 50.1% of the then outstanding units). Unvested phantom units that were outstanding on April 27, 2014 vested upon completion of the ETP Merger. See Note 15 for further information.

Effective October 27, 2014, the Partnership changed its name from Susser Petroleum Partners LP (NYSE: SUSP) to Sunoco LP (“SUN”, NYSE: SUN). This change aligned the Partnership's legal and marketing name with that of ETP's iconic brand, Sunoco. As used in this document, the terms “Partnership”, “SUN”, “we”, “us”, or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.

The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, our majority-owned subsidiaries, and variable interest entities (“VIE”s) in which we were the primary beneficiary (through December 23, 2015). We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We are also an operator of convenience retail stores across more than 20 states, primarily in Texas, Pennsylvania, New York, Virginia, Florida, and Hawaii.

On October 1, 2014, we acquired 100% of the membership interest of Mid-Atlantic Convenience Stores, LLC (“MACS”). On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco, LLC (“Sunoco LLC”). On July 31, 2015, we acquired 100% of the issued and outstanding shares of capital stock of Susser. Finally, on March 31, 2016, we acquired the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC as well as 100% of the membership interest in Sunoco Retail LLC (“Sunoco Retail”).

Results of operations for the MACS, Sunoco LLC, Susser, and Sunoco Retail acquisitions, deemed transactions between entities under common control, have been included in our consolidated results of operations since September 1, 2014, the date of common control.

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

•	Sunoco Energy Services LLC, a Texas limited liability company, distributes motor fuels, propane and lubricating oils, primarily in Texas, Oklahoma, New Mexico and Kansas.
•	Sunoco LLC, a Delaware limited liability company, primarily distributes motor fuels in more than 26 states throughout the East Coast, Midwest and Southeast regions of the United States.
•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel, primarily in Georgia, Maryland, New York, Tennessee, and Virginia.
•	Aloha Petroleum, LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.

Retail Subsidiaries

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.
•	Susser, a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes-branded convenience stores and transports motor fuel under GoPetro Transport LLC.

•	Sunoco Retail, a Pennsylvania limited liability company, owns and operates convenience stores that sell motor fuel and merchandise primarily in Pennsylvania, New York, and Florida.
•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores, primarily in Virginia, Maryland, and Tennessee.
•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.

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

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016 and on our Form 8-K filed on July 15, 2016.

Significant Accounting Policies

As of June 30, 2016, there were no changes in significant accounting policies from those described in the December 31, 2015 audited consolidated financial statements.

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.

For retail locations where the Partnership holds inventory, including consignment arrangements, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $297.0 and $293.2 million for the three months ended June 30, 2016 and 2015 and $581.5 and $575.0 million for the six months ended June 30, 2016 and 2015, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Recently Issued Accounting Pronouncements

FASB ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. This Topic requires Balance Sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP, excluding short-term leases of 12 months or less. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated balance sheets and related disclosures.

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

The acquisitions of Sunoco LLC and Sunoco Retail were accounted for as transactions between entities under common control. Specifically, the Partnership recognized the acquired assets and assumed liabilities at their respective carrying values with no goodwill created. The Partnership’s results of operations include Sunoco LLC’s and Sunoco Retail’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Sunoco LLC and Sunoco Retail from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $2.4 billion of Sunoco LLC revenues and $24.5 million of net income for the three months ended March 31, 2015, as well as $726.8 million of Sunoco Retail revenues and $1.6 million of net loss for the six months ended June 30, 2015. The equity of Sunoco LLC and Sunoco Retail prior to the respective acquisitions is presented as predecessor equity in our consolidated financial statements.

The following table summarizes the final recording of assets and liabilities at their respective carrying values as of August 31, 2014 (in thousands):

	Sunoco LLC	Sunoco Retail	Total
Current assets	$1,107,007	$328,928	$1,435,935
Property and equipment	384,100	709,793	1,093,893
Goodwill	—	1,289,398	1,289,398
Intangible assets	182,477	293,928	476,405
Other noncurrent assets	2,238	—	2,238
Current liabilities	(641,400)	(146,368)	(787,768)
Other noncurrent liabilities	(7,293)	(339,536)	(346,829)
Net assets	$1,027,129	$2,136,143	$3,163,272
Net deemed contribution			(188,272)
Cash acquired			(24,276)
Total cash consideration, net of cash acquired (1)			$2,950,724

(1)	Total cash consideration, net of cash acquired, includes $775.0 million paid on April, 1 2015 and $2.2 billion paid on March 31, 2016.

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

The Susser Acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no additional goodwill created. The Partnership’s results of operations include Susser’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Susser from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $1.0 billion of Susser revenues and $6.1 million of net income for the six months ended June 30, 2015.

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

Other Acquisitions

On June 23, 2016, we entered into a definitive agreement to purchase the fuels business (the "Fuels Business") from Emerge Energy Services LP (NYSE: EMES) ("Emerge") for $178.5 million, subject to working capital and other adjustments. The Fuels Business comprises Dallas-based Direct Fuels LLC and Birmingham-based Allied Energy Company LLC, both wholly owned subsidiaries of Emerge, and engages in the processing of transmix and the distribution of refined fuels. The transaction is scheduled to close in the third quarter of 2016, subject to regulatory clearances and the satisfaction of other customary closing conditions.

On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. for $37.9 million plus the value of inventory on hand at closing. As part of the acquisition, we also acquired 5 fee properties and 9 leased properties. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $8.7 million.

On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $75.6 million plus the value of inventory on hand at closing. As part of the Valentine acquisition, we also acquired one stand-alone Tim Hortons restaurant, one IGA superette, 19 fee properties, one leased property, and three raw tracts of land for future store development. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $35.8 million.

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

4.	Accounts Receivable, net

Accounts receivable, excluding receivables from affiliates, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable, trade	$232,673	$160,783
Credit card receivables	117,448	98,484
Vendor receivables for rebates, branding, and other	13,068	14,561
Other receivables	24,971	38,381
Allowance for doubtful accounts	(2,482)	(3,924)
Accounts receivable, net	$385,678	$308,285

5.	Inventories, net

Due to changes in fuel prices, we recorded a write-down on the value of fuel inventory of $98.3 million at December 31, 2015.

Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Fuel-retail	$49,488	$42,779
Fuel-other wholesale	292,599	283,021
Fuel-consignment	3,919	3,801
Merchandise	128,338	116,694
Equipment and maintenance spare parts	11,848	13,162
Corn	6,576	4,788
Other	4,061	3,046
Inventories, net	$496,829	$467,291

6.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$1,053,292	$1,032,017
Buildings and leasehold improvements	1,201,969	1,150,701
Equipment	1,248,260	1,214,328
Construction in progress	185,050	97,412
Total property and equipment	3,688,571	3,494,458
Less: accumulated depreciation	460,162	339,632
Property and equipment, net	$3,228,409	$3,154,826

7.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At June 30, 2016 and December 31, 2015, we had $3.2 and $3.1 billion, respectively, of goodwill recorded in conjunction with past business combinations. The 2015 impairment analysis indicated no impairment in goodwill. During 2016, we continued our evaluation of the Kolkhorst, Valentine, Alta East and Aziz acquisitions purchase accounting analyses with the assistance of a third party valuation firm. See Note 3 for the preliminary estimated fair value of assets and liabilities as of the dates of acquisitions.

As of June 30, 2016, we evaluated potential impairment indicators. We believe no impairment events occurred during the second quarter of 2016, and we believe the assumptions used in the analysis performed in 2015 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the period from January 1, 2016 through June 30, 2016.

The Partnership has indefinite-lived intangible assets recorded that are not amortized. These indefinite-lived assets consist of tradenames, contractual rights, and liquor licenses. Tradenames and liquor licenses relate to our retail segment while contractual rights relate to our wholesale segment.

In accordance with ASC 350 “Intangibles-Goodwill and Other,” the Partnership has finite-lived intangible assets recorded that are amortized. The finite-lived assets consist of supply agreements, customer relations, favorable leasehold arrangements, non-competes, and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Customer relations and supply agreements have a remaining weighted-average life of approximately 9 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 11 years. Non-competition agreements have a remaining weighted-average life of approximately 7 years. Loan origination costs have a remaining weighted-average life of approximately 3 years.

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

Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived
Tradenames	$784,058	$6,508	$777,550	$784,058	$6,508	$777,550
Contractual rights	42,024	—	42,024	33,850	—	33,850
Liquor licenses	16,000	—	16,000	16,000	—	16,000
Finite-lived
Customer relations including supply agreements	587,818	176,609	411,209	551,033	150,101	400,932
Favorable leasehold arrangements, net	22,863	1,910	20,953	22,863	1,188	21,675
Loan origination costs	9,769	3,169	6,600	9,358	2,172	7,186
Other intangibles	4,745	1,772	2,973	3,675	1,428	2,247
Intangible assets, net	$1,467,277	$189,968	$1,277,309	$1,420,837	$161,397	$1,259,440

8.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Wage and other employee-related accrued expenses	$33,512	$26,019
Franchise agreement termination accrual	2,176	4,399
Accrued tax expense	127,819	102,473
Accrued insurance	21,197	32,716
Accrued environmental	6,755	7,600
Accrued interest expense	42,065	28,494
Deposits and other	68,775	106,238
Total	$302,299	$307,939

9.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Term Loan	$1,243,000	$—
Sale leaseback financing obligation	119,748	121,992
2014 Revolver	675,000	450,000
6.375% Senior Notes Due 2023	800,000	800,000
5.500% Senior Notes Due 2020	600,000	600,000
6.250% Senior Notes Due 2021	800,000	—
Capital lease obligation and notes payable	1,450	3,975
Total debt	4,239,198	1,975,967
Less: current maturities	5,694	5,084
Less: debt issuance costs	44,243	18,352
Long-term debt, net of current maturities	$4,189,261	$1,952,531

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

6.250% Senior Notes Due 2021

On April 7, 2016, we and certain of our wholly owned subsidiaries, including SUN Finance (together with the Partnership, the “2021 Issuers”), completed a private offering of $800.0 million 6.250% senior notes due 2021 (the “2021 Senior Notes”). The terms of the 2021 Senior Notes are governed by an indenture dated April 7, 2016, among the 2021 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2021 Guarantors”) and U.S. Bank National Association, as trustee. The 2021 Senior Notes will mature on April 15, 2021 and interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2016. The 2021 Senior Notes are senior obligations of the 2021 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The 2021 Senior Notes and guarantees are unsecured and rank equally with all of the 2021 Issuers’ and each 2021 Guarantor’s existing and future senior obligations. The 2021 Senior Notes are senior in right of payment to any of the 2021 Issuers’ and each 2021 Guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2021 Senior Notes and guarantees. The 2021 Senior Notes and guarantees are effectively subordinated to the 2021 Issuers’ and each 2021 Guarantor’s secured obligations, including obligations under the Partnership’s 2014 Revolver, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2021 Senior Notes. ETP Retail provided a guarantee of collection to the 2021 Issuers with respect to the payment of the principal amount of the 2021 Senior Notes. ETP Retail is not subject to any of the covenants under the 2021 Indenture.

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

In connection with our issuance of the 2020 Senior Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2020 Senior Notes for an issue of registered notes with terms substantially identical to the 2020 Senior Notes on or before July 20, 2016 (the “Target Date”). We have not completed this exchange offer and, as a result, we are required to pay each holder of 2020 Senior Notes liquidated damages in the form of additional interest equal to 0.25% per annum of the principal amount of 2020 Senior Notes held by such holder, with respect to the first 90 days after the Target Date (which rate will be increased by an additional 0.25% per annum for each subsequent 90 day period that such liquidated damages continue to accrue), in each case until the exchange offer is completed; provided, however, that at no time will the amount of liquidated damages accruing exceed in the aggregate 1.00% per annum.

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

As of June 30, 2016, the balance on the 2014 Revolver was $675.0 million, and $22.2 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at June 30, 2016 was $802.8 million. The Partnership was in compliance with all financial covenants at June 30, 2016.

Sale Leaseback Financing Obligation

On April 4, 2013, MACS completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As MACS did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of June 30, 2016 was $ 119.7 million.

Other Debt

On July 8, 2010, we entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at June 30, 2016 and December 31, 2015 was $1.0 million. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.

In September 2013, we assumed a $3.0 million term loan as part of the acquisition of Gainesville Fuel, Inc. (now Sunoco Energy Services LLC). The balance outstanding at June 30, 2016 and December 31, 2015 was zero and $ 2.5 million. The term loan bears interest at a fixed rate of 4.0%.

The estimated fair value of debt is calculated using Level 3 inputs (see Note 10). The fair value of debt as of June 30, 2016, is estimated to be approximately $4.2 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading, or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. There were none outstanding as of June 30, 2016 or December 31, 2015.

11.	Commitments and Contingencies

Leases

The Partnership leases certain convenience store and other properties under non-cancellable operating leases whose initial terms are typically 5 to 15 years, with some having a term of 40 years or more, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease. In addition, certain leases require additional contingent payments based on sales or motor fuel volumes. We typically are responsible for payment of real estate taxes, maintenance expenses and insurance. These properties are either sublet to third parties or used for our convenience store operations.

Net rent expense consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cash rent:
Store base rent (1) (2)	$28,821	$30,970	$57,031	$60,217
Equipment and other rent (3)	6,023	4,727	10,913	9,663
Total cash rent	34,844	35,697	67,944	69,880
Non-cash rent:
Straight-line rent	795	347	1,152	(257)
Amortization of deferred gain	—	(253)	—	(506)
Net rent expense	$35,639	$35,791	$69,096	$69,117

(1)

Store base rent includes sublease rental income totaling $5.9 and $6.6 million for the three months ended June 30, 2016 and 2015, respectively and $11.7 and $13.9 million for the six months ended June 30, 2016 and 2015, respectively.

(2)

Store base rent includes contingent rent expense totaling $6.7 and $6.0 million for the three months ended June 30, 2016 and 2015, respectively and $9.1 and $10.0 million for the six months ended June 30, 2016 and 2015, respectively.

(3)	Equipment and other rent consists primarily of store equipment and vehicles.

12.	Interest Expense, net

Net interest expense consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense (1)	$50,834	$20,672	$78,122	$29,583
Amortization of deferred financing fees	2,768	821	4,008	1,202
Interest income	(3,015)	(295)	(3,854)	(1,610)
Interest expense, net	$50,587	$21,198	$78,276	$29,175

(1)	Interest expense related to the VIEs was approximately $2.4 million and $4.7 million for the three and six months ended June 30, 2015, respectively.

13.	Income Tax Expense

As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.

Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense is presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Tax at statutory federal rate	$25,843	$35,861	$48,204	$55,940
Partnership earnings not subject to tax	(23,096)	(27,367)	(55,864)	(38,734)
State and local tax, net of federal benefit	1,461	(311)	12,196	423
Other	(2,740)	743	(956)	(640)
Net income tax expense	$1,468	$8,926	$3,580	$16,989

14.	Partners’ Capital

As of June 30, 2016, ETE and ETP or their subsidiaries owned 45,750,826 common units, which constitute 40.9% of the limited partner ownership interest in us. As of June 30, 2016, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 49,588,960 common units.

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

The following table presents the activity of our common units for the six months ended June 30, 2016:

Number of Units
Number of common units at December 31, 2015	87,365,706
Common units issued in connection with acquisitions	5,710,922
Common units issued in connection with the PIPE Transaction	2,263,158
Number of common units at June 30, 2016	95,339,786

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

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Attributable to Common Units
Distributions (1)	$78,703	$21,076	$156,624	$37,133
Distributions in excess of income	(27,838)	595	(64,247)	(4,983)
Limited partners' interest in net income	$50,865	$21,671	$92,377	$32,150

Attributable to Subordinated Units
Distributions (1)	$—	$7,585	$—	$14,641
Distributions in excess of income	—	1,938	—	(284)
Limited partners' interest in net income	$—	$9,523	$—	$14,357

(1) Distributions declared per unit to unitholders as of record date	$0.8255	$0.6934	$1.6428	$1.3384

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

Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the six months ended June 30, 2016, Class C distributions declared totaled $28.5 million.

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

The following table presents our cash distributions paid or payable during 2016 (in thousands, except for per unit distributions):

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
August 15, 2016	$0.8255	$78,703	$20,348
May 16, 2016	$0.8173	$77,921	$19,566
February 16, 2016	$0.8013	$70,006	$16,532

15.	Unit-Based Compensation

Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Phantom common units	$2,810	$1,678	$5,702	$3,036
Allocated expense from ETP	569	718	1,090	718
Total equity-based compensation expense	$3,379	$2,396	$6,792	$3,754

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

Subsequent to the ETP Merger, phantom units were issued which also have the right to receive distributions prior to vesting. The units vest 60% after three years and 40% after five years. The fair value of these units is the market prices of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unrecognized compensation cost related to our nonvested restricted phantom units totaled $ 30.7 million as of June 30, 2016, which is expected to be recognized over a weighted average period of 2.94 years. The fair value of nonvested service phantom units outstanding as of June 30, 2016 totaled $46.0 million.

A summary of our phantom unit award activity is set forth below:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	241,235	$45.50
Granted	993,134	40.63
Forfeited	(87,321)	50.71
Nonvested at December 31, 2015	1,147,048	41.19
Granted	25,040	35.15
Forfeited	(53,266)	39.10
Nonvested at June 30, 2016	1,118,822	$41.16

Cash Awards

In January 2015, the Partnership granted 30,710 awards that are settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. An additional 1,000 awards were granted in September 2015. During the six months ended June 30, 2016, 3,470 units were forfeited. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Unrecognized compensation cost related to our nonvested cash awards totaled $0.6 million as of June 30, 2016, which is expected to be recognized over a weighted average period of 1.43 years. The fair value of nonvested cash awards outstanding as of June 30, 2016 totaled $1.4 million.

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

Retail Segment

Our retail segment operates branded retail convenience stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, Virginia, and Hawaii. These stores offer motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, ATM, money orders, prepaid phone cards, wireless services and movie rentals.

The following tables present financial information by segment for the three and six months ended June 30, 2016 and 2015:

Segment Financial Data

(in thousands)

	For the Three Months Ended June 30,
	2016				2015
	Wholesale	Retail	Intercompany Eliminations	Total	Wholesale	Retail	Intercompany Eliminations	Total
Revenues
Retail motor fuel	$—	$1,384,858		$1,384,858	$—	$1,649,199		$1,649,199
Wholesale motor fuel sales to third parties	1,996,716	—		1,996,716	2,845,635	—		2,845,635
Wholesale motor fuel sales to affiliates	9,710	—		9,710	3,972	—		3,972
Merchandise	—	576,594		576,594	—	560,680		560,680
Rental income	19,137	3,438		22,575	11,485	9,049		20,534
Other	7,281	54,433		61,714	6,270	39,794		46,064
Intersegment	2,706,287	30,696	(2,736,983)	—	3,571,017	30,624	(3,601,641)	—
Total revenues	4,739,131	2,050,019	(2,736,983)	4,052,167	6,438,379	2,289,346	(3,601,641)	5,126,084
Gross profit
Retail motor fuel	—	155,330		155,330	—	139,788		139,788
Wholesale motor fuel	163,962	—		163,962	162,867	—		162,867
Merchandise	—	187,291		187,291	—	176,811		176,811
Other	25,006	48,978		73,984	16,926	48,818		65,744
Total gross profit	188,968	391,599		580,567	179,793	365,417		545,210
Total operating expenses	88,950	367,425		456,375	83,848	337,704		421,552
Income (loss) from operations	100,018	24,174		124,192	95,945	27,713		123,658
Interest expense, net	16,241	34,346		50,587	5,313	15,885		21,198
Income (loss) before income taxes	83,777	(10,172)		73,605	90,632	11,828		102,460
Income tax expense (benefit)	606	862		1,468	(262)	9,188		8,926
Net income (loss) and comprehensive income (loss)	$83,171	$(11,034)		$72,137	$90,894	$2,640		$93,534
Depreciation, amortization and accretion	17,423	61,301		78,724	15,459	54,741		70,200
Interest expense, net	16,241	34,346		50,587	5,313	15,885		21,198
Income tax expense (benefit)	606	862		1,468	(262)	9,188		8,926
EBITDA	117,441	85,475		202,916	111,404	82,454		193,858
Non-cash compensation expense	2,796	583		3,379	1,121	1,275		2,396
Loss (gain) on disposal of assets	(351)	1,852		1,501	(11)	189		178
Unrealized loss on commodity derivatives	5,570	—		5,570	786	—		786
Inventory fair value adjustments	(48,118)	(1,250)		(49,368)	(51,843)	(3,002)		(54,845)
Adjusted EBITDA	$77,338	$86,660		$163,998	$61,457	$80,916		$142,373
Capital expenditures	$27,831	$46,437		$74,268	$68,737	$31,892		$100,629
Total assets at end of period	$2,591,503	$6,170,051		$8,761,554	$2,925,842	$5,915,977		$8,841,819

Segment Financial Data

(in thousands)

	For the Six Months Ended June 30,
	2016				2015
	Wholesale	Retail	Intercompany Eliminations	Total	Wholesale	Retail	Intercompany Eliminations	Total
Revenues
Retail motor fuel	$—	$2,500,573		$2,500,573	$—	$3,016,855		$3,016,855
Wholesale motor fuel sales to third parties	3,492,590	—		3,492,590	5,282,137	—		5,282,137
Wholesale motor fuel sales to affiliates	16,839	—		16,839	4,939	—		4,939
Merchandise	—	1,100,688		1,100,688	—	1,043,803		1,043,803
Rental income	37,857	6,842		44,699	22,994	17,322		40,316
Other	13,223	85,868		99,091	11,883	77,003		88,886
Intersegment	4,671,106	61,275	(4,732,381)	—	6,288,335	59,705	(6,348,040)	—
Total revenues	8,231,615	3,755,246	(4,732,381)	7,254,480	11,610,288	4,214,688	(6,348,040)	9,476,936
Gross profit
Retail motor fuel	—	286,603		286,603	—	287,205		287,205
Wholesale motor fuel	315,121	—		315,121	255,537	—		255,537
Merchandise	—	353,670		353,670	—	325,012		325,012
Other	48,373	75,543		123,916	32,491	94,198		126,689
Total gross profit	363,494	715,816		1,079,310	288,028	706,415		994,443
Total operating expenses	168,650	694,658		863,308	161,668	643,771		805,439
Income from operations	194,844	21,158		216,002	126,360	62,644		189,004
Interest expense, net	26,214	52,062		78,276	5,547	23,628		29,175
Income (loss) before income taxes	168,630	(30,904)		137,726	120,813	39,016		159,829
Income tax expense (benefit)	(333)	3,913		3,580	773	16,216		16,989
Net income (loss) and comprehensive income (loss)	$168,963	$(34,817)		$134,146	$120,040	$22,800		$142,840
Depreciation, amortization and accretion	34,276	122,514		156,790	34,249	102,694		136,943
Interest expense, net	26,214	52,062		78,276	5,547	23,628		29,175
Income tax expense (benefit)	(333)	3,913		3,580	773	16,216		16,989
EBITDA	229,120	143,672		372,792	160,609	165,338		325,947
Non-cash compensation expense	5,393	1,399		6,792	1,543	2,211		3,754
Loss (gain) on disposal of assets	(797)	3,512		2,715	148	(1)		147
Unrealized loss on commodity derivatives	2,845	—		2,845	2,191	—		2,191
Inventory fair value adjustments	(59,340)	(2,690)		(62,030)	(59,989)	(1,516)		(61,505)
Adjusted EBITDA	$177,221	$145,893		$323,114	$104,502	$166,032		$270,534
Capital expenditures	$69,408	$110,485		$179,893	$134,502	$67,159		$201,661
Total assets at end of period	$2,591,503	$6,170,051		$8,761,554	$2,925,842	$5,915,977		$8,841,819

17.	Net Income per Unit

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

We also disclose limited partner units issued and outstanding. A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows (in thousands, except units and per unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income and comprehensive income	$72,137	$93,534	$134,146	$142,840
Less: Net income and comprehensive income attributable to noncontrolling interest	—	847	—	1,693
Less: Preacquisition income allocated to general partner	—	57,820	—	89,208
Net income and comprehensive income attributable to partners	72,137	34,867	134,146	51,939
Less: Incentive distribution rights	20,348	3,362	39,915	4,810
Less: Distributions on nonvested phantom unit awards	924	311	1,854	622
Limited partners’ interest in net income	$50,865	$31,194	$92,377	$46,507
Weighted average limited partner units outstanding:
Common - basic	95,339,786	24,894,659	91,396,560	24,496,918
Common - equivalents	55,956	41,536	55,956	41,536
Common - diluted	95,395,742	24,936,195	91,452,516	24,538,454

Subordinated - basic and diluted	—	10,939,436	—	10,939,436
Net income per limited partner unit:
Common - basic and diluted	$0.53	$0.87	$1.01	$1.31
Subordinated - basic and diluted	$—	$0.87	$—	$1.31

18.	Related-Party Transactions

Through Sunoco LLC, we are party to the following fee-based commercial agreements with various affiliates of ETP:

•

Philadelphia Energy Solutions Products Purchase Agreements – two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES’s product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail owns a noncontrolling interest in the parent of PES.

•

Sunoco Logistics Partners L.P. (“SXL”) Transportation and Terminalling Contracts – Sunoco LLC is party to various agreements with subsidiaries of SXL for pipeline, terminalling and storage services. SXL is a consolidated subsidiary of ETP. Sunoco LLC also has agreements with subsidiaries of SXL for the purchase and sale of fuel.

We are party to the Susser Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel at cost (including tax and transportation costs), plus a fixed profit margin of three cents per gallon to Susser’s existing Stripes convenience stores and independently operated consignment locations. This profit margin is eliminated through consolidation from the date of common control, September 1, 2014, and thereafter, in the accompanying consolidated statements of operations and comprehensive income.

We are party to the Sunoco Distribution Contract, a 10-year agreement under which Sunoco LLC is the exclusive wholesale distributor of motor fuel to Sunoco Retail’s convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin of four cents per gallon. This profit margin is eliminated through consolidation from the date of common control, September 1, 2014, and thereafter, in the accompanying consolidated statements of operations and comprehensive income.

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

Summary of Transactions

Affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income is as follows:

•

Net advances to affiliates was $365.5 million as of December 31, 2015. Net advances from affiliates was $99.0 million as of June 30, 2016. Advances to and from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco, Inc. (R&M) and Sunoco Retail and Sunoco Inc. (R&M), which are in place for purposes of cash management. During the second quarter of 2016, approximately $175 million was used to repay a portion of the 2014 Revolver.

•	Net accounts receivable from affiliates were $7.1 million and $8.1 million as of June 30, 2016 and December 31, 2015, respectively, which are primarily related to motor fuel purchases from us.
•	Net accounts payable to affiliates was $22.7 million and $15.0 million as of June 30, 2016 and December 31, 2015, respectively, which are related to operational expenses and fuel pipeline purchases.
•	Motor fuel sales to affiliates of $9.7 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively.
•	Motor fuel sales to affiliates of $16.8 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively.
•	Bulk fuel purchases from affiliates of $545.5 million and $760.8 million for the three months ended June 30, 2016 and 2015, respectively.
•	Bulk fuel purchases from affiliates of $885.7 million and $1.4 billion for the six months ended June 30, 2016 and 2015, respectively.

19.	Subsequent Events

On July 11, 2016, we entered into a definitive agreement to purchase the convenience store, wholesale motor fuel distribution, and commercial fuels distribution business serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $55.0 million plus inventory on hand at closing, subject to closing adjustments. The purchase agreement comprises 13 fee properties, approximately 127 supply contracts with dealer-owned and operated sites, and over 500 commercial accounts in Denny’s commercial fuels and lubricants division. The transaction is scheduled to close in the fourth quarter of 2016, subject to the satisfaction of customary closing conditions.

On August 1, 2016, we entered into the Third Amendment to the Credit Agreement (the “Amendment”), with the lenders party thereto and Bank of America, N.A., in its capacity as a letter of credit issuer, as swing line lender, and as administrative agent. The Amendment amended the 2104 Revolver to, among other matters, conform certain terms of the 2014 Revolver to certain terms of our Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2015 and on our Form 8-K filed on July 15, 2016.

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

We are a growth-oriented Delaware master limited partnership engaged in the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, through Sunoco LLC, we are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,290 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest and Southeast regions of the United States including approximately 200 company-operated Sunoco-branded Stripes locations in Texas.

We are managed by our General Partner. ETE, a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, a 2.0% limited partner interest in us and all of our incentive distribution rights.  ETP, another publicly traded master limited partnership which is also controlled by ETE, owns a 38.9% limited partner interest in us. Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.

In late 2015, we announced plans to open a corporate office in Dallas, Texas. Certain employees are relocating to Dallas from Philadelphia, Pennsylvania, Houston, Texas and Corpus Christi, Texas. We currently estimate the costs to be incurred in 2016 will be approximately $15.0 million, but do not expect such costs to have a material adverse effect on our financial condition, results of operations or cash flows.

On March 31, 2016, effective January 1, 2016, we completed the acquisition from ETP Retail, of (i) the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and (ii) 100% of the membership interest of Sunoco Retail, which immediately prior to the acquisition owned all of the retail assets previously owned by Sunoco, Inc. (R&M), the ethanol plant located in Fulton, NY, 100% of the interests in Sunmarks, LLC and all of the retail assets previously owned by Atlantic Refining and Marketing Corp. (See Note 3 in the accompanying Notes to Consolidated Financial Statements for more information).

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

We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to approximately:

•	1,340 company-operated convenience stores and fuel outlets;
•	165 independently operated consignment locations where we sell motor fuel to retail customers under consignment arrangements with such operators;
•	5,410 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers,” or “distributors” pursuant to long-term distribution agreements; and
•	1,870 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.

Our retail segment operates approximately 1,340 convenience stores and fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. We sold 641.2 million and 1.2 billion retail motor fuel gallons at these sites during the three and six months ended June 30, 2016, respectively. We opened ten new retail sites during the six months ended June 30, 2016, which is reflected in retail activity for the period.

We operate approximately 730 Stripes convenience stores that carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. Our proprietary in-house Laredo Taco Company restaurant is implemented in approximately 450 Stripes convenience stores and we intend to implement it in all newly constructed Stripes convenience stores. Additionally, we have approximately 55 national branded restaurant offerings in our Stripes stores.

We operate approximately 455 retail convenience stores and fuel outlets primarily under our proprietary iconic Sunoco fuel brand and primarily located in Pennsylvania, New York, and Florida as of June 30, 2016, including 360 APlus convenience stores.

We operate approximately 160 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuel and other services.

Recent Developments

On July 11, 2016, we entered into a definitive agreement to purchase the convenience store, wholesale motor fuel distribution, and commercial fuels distribution business serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $55.0 million plus inventory on hand at closing, subject to closing adjustments. The purchase agreement comprises 13 fee properties, approximately 127 supply contracts with dealer-owned and operated sites, and over 500 commercial accounts in Denny’s commercial fuels and lubricants division. The transaction is scheduled to close in the fourth quarter of 2016, subject to the satisfaction of customary closing conditions.

On June 23, 2016, we entered into a definitive agreement to purchase the fuels business (the "Fuels Business") from Emerge Energy Services LP (NYSE: EMES) ("Emerge") for $178.5 million, subject to working capital and other adjustments. The Fuels Business comprises Dallas-based Direct Fuels LLC and Birmingham-based Allied Energy Company LLC, both wholly owned subsidiaries of Emerge, and engages in the processing of transmix and the distribution of refined fuels. The transaction is scheduled to close in the third quarter of 2016, subject to regulatory clearances and the satisfaction of other customary closing conditions.

On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. for $37.9 million plus the value of inventory on hand at closing. As part of the acquisition, we also acquired 5 fee properties and 9 leased properties, this acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $8.7 million.

On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $75.6 million plus the value of inventory on hand at closing. As part of the Valentine acquisition, we also acquired one stand-alone Tim Hortons restaurant, one IGA superette, 19 fee properties, one leased property, and three raw tracts of land for future store development. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $35.8 million.

On May 2, 2016, we finalized an agreement with the Indiana Toll Road Concession Company to operate 8 travel plazas along the 150 mile toll road. The agreement has a 20-year term with an estimated cost of $31 million. The first series of plaza reconstruction will begin in the third quarter of 2016, and the total construction period is expected to last two years.

On March 28, 2016, Aloha Petroleum entered into a Store Development Agreement with Dunkin’ Donuts to be the exclusive developer of Dunkin’ Donuts restaurants in the state of Hawaii for an initial term of eight years. Aloha has committed to building and operating 15 Dunkin’ Donuts restaurants at an estimated cost of $20 million. Aloha anticipates that approximately half the restaurants will be built on existing Aloha-controlled (convenience store / gas station) properties and half will be stand-alone restaurants developed on properties that will be acquired in the future.

Key Operating Metrics

The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance. We operate our business in two primary operating divisions, wholesale and retail, both of which are included as reportable segments.

Key operating metrics set forth below are presented as of and for the three and six months ended June 30, 2016 and 2015 and have been derived from our historical consolidated financial statements.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (in thousands, except gross profit per gallon):

	For the Three Months Ended June 30,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Revenues
Retail motor fuel	$—	$1,384,858	$1,384,858	$—	$1,649,199	$1,649,199
Wholesale motor fuel sales to third parties	1,996,716	—	1,996,716	2,845,635	—	2,845,635
Wholesale motor fuel sales to affiliates	9,710	—	9,710	3,972	—	3,972
Merchandise	—	576,594	576,594	—	560,680	560,680
Rental income	19,137	3,438	22,575	11,485	9,049	20,534
Other	7,281	54,433	61,714	6,270	39,794	46,064
Total revenues	$2,032,844	$2,019,323	$4,052,167	$2,867,362	$2,258,722	$5,126,084
Gross profit
Retail motor fuel	$—	$155,330	$155,330	$—	$139,788	$139,788
Wholesale motor fuel	163,962	—	163,962	162,867	—	162,867
Merchandise	—	187,291	187,291	—	176,811	176,811
Rental and other	25,006	48,978	73,984	16,926	48,818	65,744
Total gross profit	$188,968	$391,599	$580,567	$179,793	$365,417	$545,210
Net income (loss) and comprehensive income (loss) attributable to partners	$83,171	$(11,034)	$72,137	$30,657	$4,210	$34,867
Adjusted EBITDA attributable to partners (2)	$77,338	$86,660	$163,998	$61,457	$76,953	$138,410
Distributable cash flow attributable to partners, as adjusted (2)			$92,225			$39,293
Operating Data
Total motor fuel gallons sold:
Retail		641,198	641,198		639,148	639,148
Wholesale	1,315,728		1,315,728	1,285,041		1,285,041
Motor fuel gross profit (cents per gallon) (1):
Retail		24.0¢			21.4¢
Wholesale	8.8¢			8.6¢
Volume-weighted average for all gallons			13.8¢			12.9¢
Retail merchandise margin		32.5%			31.5%

(1)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.
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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the three months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Net income (loss) and comprehensive income (loss)	$83,171	$(11,034)	$72,137	$90,894	$2,640	$93,534
Depreciation, amortization and accretion	17,423	61,301	78,724	15,459	54,741	70,200
Interest expense, net	16,241	34,346	50,587	5,313	15,885	21,198
Income tax expense (benefit)	606	862	1,468	(262)	9,188	8,926
EBITDA	$117,441	$85,475	$202,916	$111,404	$82,454	$193,858
Non-cash stock compensation expense	2,796	583	3,379	1,121	1,275	2,396
Loss (gain) on disposal of assets	(351)	1,852	1,501	(11)	189	178
Unrealized loss on commodity derivatives	5,570	—	5,570	786	—	786
Inventory fair value adjustment	(48,118)	(1,250)	(49,368)	(51,843)	(3,002)	(54,845)
Adjusted EBITDA	$77,338	$86,660	$163,998	$61,457	$80,916	$142,373
Adjusted EBITDA attributable to noncontrolling interest	—	—	—	—	3,963	3,963
Adjusted EBITDA attributable to partners	$77,338	$86,660	$163,998	$61,457	$76,953	$138,410
Cash interest expense (3)			47,819			15,088
Income tax expense (benefit) (current)			288			(259)
Maintenance capital expenditures			23,944			4,074
Preacquisition earnings			—			82,914
Distributable cash flow attributable to partners			$91,947			$36,593
Transaction-related expense			278			2,700
Distributable cash flow attributable to partners, as adjusted			$92,225			$39,293

(3)	Reflects the Partnership’s cash interest paid less the cash interest paid on our VIE debt of $4.0 million during the three months ended June 30, 2015.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following discussion of results compares the operations for the three months ended June 30, 2016 and 2015.

Revenue. Total revenue for the second quarter of 2016 was $4.1 billion, a decrease of $1.1 billion from the second quarter of 2015. This decrease is primarily attributable to the following:

•

a decrease in wholesale motor fuel revenue of $843.2 million due to a 31.2%, or a $0.69, decrease in the sales price per wholesale motor fuel gallon, slightly offset by an increase in wholesale motor fuel gallons sold of approximately 30.7 million;

•

a decrease in retail motor fuel revenue of $264.3 million due to a 16.3%, or $0.42, decrease in sales price per retail motor fuel gallon, slightly offset by an increase in gallons sold of approximately 2.1 million; offset by

•	an increase in merchandise revenue of $15.9 million at our company operated convenience stores due to an increase in the number of retail sites; and
•	an increase in rental and other income of $17.7 million primarily due to increased other retail income such as car wash, ATM and lottery income.

Gross Profit. Gross profit for the second quarter of 2016 was $580.6 million, an increase of $35.4 million from the second quarter of 2015. This increase is primarily attributable to the following:

•	an increase in the gross profit on retail motor fuel revenue of $15.5 million due to a 18.7%, or $0.44, decrease in the cost per retail motor fuel gallon;
•	an increase in the gross profit on merchandise revenue of $10.5 million due to the increase in the number of retail sites mentioned above; and
•	an increase in rental and other gross profit of $8.2 million due to the other retail income items mentioned above.

Total Operating Expenses. Total operating expenses for the second quarter of 2016 were $456.4 million, an increase of $34.8 million from the second quarter of 2015. This increase is primarily attributable to the following:

•

an increase in other operating expenses of $17.3 million primarily attributable to our retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites, resulting in approximately a $8.0 million increase in personnel expense as well as a collective increase of approximately $7.0 million of property tax, advertising, utility, and maintenance expenses;

•	increased depreciation, amortization and accretion expense of $8.5 million due to third-party acquisitions completed in the last six months of 2015; and
•	increased general and administrative expenses of $7.8 million primarily due to the transition of employees from Houston, Texas, Corpus Christi, Texas and Philadelphia, Pennsylvania to Dallas, Texas.

Interest Expense. Interest expense for the second quarter of 2016 was $50.6 million, an increase of $29.4 million from the second quarter of 2015. This increase is attributable to borrowings under our term loan agreement (“Term Loan”), the issuance of our 2020 and 2021 Senior Notes, as well as the increase in borrowings under our $1.5 billion revolving credit facility expiring September 25, 2019 (as amended, the “2014 Revolver”).

Income Tax Expense. Income tax expense for the second quarter of 2016 was $1.5 million, a decrease of $7.5 million from the second quarter of 2015. This decrease is primarily attributable to lower earnings among the Partnership’s consolidated corporate subsidiaries partially offset by additional expense attributable to the acquisition of Sunoco Retail.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (in thousands, except gross profit per gallon):

	For the Six Months Ended June 30,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Revenues
Retail motor fuel	$—	$2,500,573	$2,500,573	$—	$3,016,855	$3,016,855
Wholesale motor fuel sales to third parties	3,492,590	—	3,492,590	5,282,137	—	5,282,137
Wholesale motor fuel sales to affiliates	16,839	—	16,839	4,939	—	4,939
Merchandise	—	1,100,688	1,100,688	—	1,043,803	1,043,803
Rental income	37,857	6,842	44,699	22,994	17,322	40,316
Other	13,223	85,868	99,091	11,883	77,003	88,886
Total revenues	3,560,509	3,693,971	7,254,480	5,321,953	4,154,983	9,476,936
Gross profit
Retail motor fuel	$—	$286,603	$286,603	$—	$287,205	$287,205
Wholesale motor fuel	315,121	—	315,121	255,537	—	255,537
Merchandise	—	353,670	353,670	—	325,012	325,012
Rental and other	48,373	75,543	123,916	32,491	94,198	126,689
Total gross profit	$363,494	$715,816	$1,079,310	$288,028	$706,415	$994,443
Net income (loss) and comprehensive income (loss) attributable to partners	$168,963	$(34,817)	$134,146	$35,287	$16,652	$51,939
Adjusted EBITDA attributable to partners (2)	$177,221	$145,893	$323,114	$104,502	$158,120	$262,622
Distributable cash flow attributable to partners, as adjusted (2)			$203,974			$69,747
Operating Data
Total motor fuel gallons sold:
Retail		1,249,339	1,249,339		1,228,276	1,228,276
Wholesale	2,548,327		2,548,327	2,604,581		2,604,581
Motor fuel gross profit (cents per gallon) (1):
Retail		22.7¢			23.3¢
Wholesale	10.0¢			7.5¢
Volume-weighted average for all gallons			14.2¢			12.6¢
Retail merchandise margin		32.1%			31.1%

(1)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.
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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the six months ended June 30, 2016 and 2015 (in thousands):

	For the Six Months Ended June 30,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Net income (loss) and comprehensive income (loss)	$168,963	$(34,817)	$134,146	$120,040	$22,800	$142,840
Depreciation, amortization and accretion	34,276	122,514	156,790	34,249	102,694	136,943
Interest expense, net	26,214	52,062	78,276	5,547	23,628	29,175
Income tax expense	(333)	3,913	3,580	773	16,216	16,989
EBITDA	$229,120	$143,672	$372,792	$160,609	$165,338	$325,947
Non-cash stock compensation expense	5,393	1,399	6,792	1,543	2,211	3,754
Loss (gain) on disposal of assets	(797)	3,512	2,715	148	(1)	147
Unrealized loss on commodity derivatives	2,845	—	2,845	2,191	—	2,191
Inventory fair value adjustments	(59,340)	(2,690)	(62,030)	(59,989)	(1,516)	(61,505)
Adjusted EBITDA	$177,221	$145,893	$323,114	$104,502	$166,032	$270,534
Adjusted EBITDA attributable to noncontrolling interest	—	—	—	—	7,912	7,912
Adjusted EBITDA attributable to partners	$177,221	$145,893	$323,114	$104,502	$158,120	$262,622
Cash interest expense (3)			74,268			22,217
Income tax expense (current)			2,408			(126)
Maintenance capital expenditures			43,571			10,279
Preacquisition earnings			—			164,089
Distributable cash flow attributable to partners			$202,867			$66,163
Transaction-related expenses			1,107			3,584
Distributable cash flow attributable to partners, as adjusted			$203,974			$69,747

(3)	Reflects the Partnership’s cash interest paid less the cash interest paid on our VIE debt of $4.7 million during the six months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following discussion of results compares the operations for the six months ended June 30, 2016 and 2015.

Revenue. Total revenue for the first half of 2016 was $7.3 billion, a decrease of $2.2 billion from the first half of 2015. This change is primarily attributable to the following:

•

a decrease in wholesale motor fuel revenue of $1.8 billion due to a 32.2%, or a $0.65, decrease in the sales price per wholesale motor fuel gallon and, and to a lesser extent a decrease in gallons sold of approximately 56.3 million;

•

a decrease in retail motor fuel revenue of $516.3 million due to a 18.5%, or $0.45, decrease in sales price per retail motor fuel gallon, offset by an increase in gallons sold of approximately 21.1 million; offset by

•	an increase in merchandise revenue of $56.9 million at our company operated convenience stores due to an increase in the number of retail sites.

Gross Profit. Gross profit for the first half of 2016 was $1.1 billion, an increase of $84.9 million from the second quarter of 2015. This increase is primarily attributable to the following:

•	an increase in the gross profit on wholesale motor fuel revenue of $59.6 million due to a 35.5%, or $0.68, decrease in the cost per retail motor fuel gallon; and
•	an increase in merchandise gross profit of $28.7 million due to the increase in the number of retail sites mentioned above.

Total Operating Expenses. Total operating expenses for the first half of 2016 were $863.3 million, an increase of $57.9 million from the first half of 2015. This increase is primarily attributable to the following:

•

an increase in other operating expenses of $22.8 million primarily attributable to our retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites, resulting in approximately a $18.0 million increase in personnel expense with the remaining due to a collective increase of property tax, advertising, utility, and maintenance expenses;

•	increased depreciation, amortization and accretion expense of $19.8 million due to third-party acquisitions completed in the last six months of 2015; and
•

an increase in general and administrative costs of $12.7 million primarily due to the transition of employees from Houston, Texas, Corpus Christi, Texas and Philadelphia, Pennsylvania to Dallas, Texas.

Interest Expense. Interest expense for the first half of 2016 was $78.3 million, an increase of $49.1 million from the first half of 2015. This increase is attributable to borrowings under our Term Loan, the issuance of our 2020, 2023 and 2021 Senior Notes, as well as the increase in borrowings under our 2014 Revolver.

Income Tax Expense. Income tax expense for the first half of 2016 was $3.6 million, a decrease of $13.4 million from the first half of 2015. This decrease is primarily attributable to lower earnings among the Partnership’s consolidated corporate subsidiaries partially offset by additional expense attributable to the acquisition of Sunoco Retail.

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

We had $83.2 million and $72.6 million of cash and cash equivalents on hand as of June 30, 2016 and December 31, 2015, respectively, all of which were unrestricted. As of June 30, 2016, the balance under the 2014 Revolver was $675.0 million, and $22.2 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at June 30, 2016 was $802.8 million. The Partnership was in compliance with all financial covenants at June 30, 2016.

Cash Flows

	For the Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in)
Operating activities	$199,118	$120,892
Investing activities	(2,520,154)	(1,037,266)
Financing activities	2,331,584	910,559
Net increase (decrease) in cash	$10,548	$(5,815)

Cash Flows Provided by Operations. Cash flows provided by operations are our main source of liquidity. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. Net cash provided by operations was $199.1 million and $120.9 million for the first six months of 2016 and 2015, respectively. The increase in cash flows from operations is primarily attributable to third party acquisitions completed in late 2015 as well as organic growth in the underlying business. Cash flows also fluctuate with increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.

Cash Flows Used in Investing Activities. Net cash used in investing activities was $2.5 billion and $1.0 billion for the first six months of 2016 and 2015, respectively, of which $2.2 billion and $775.0 million in the first six months of 2016 and 2015, respectively, were due to the Sunoco LLC and Sunoco Retail acquisitions. Capital expenditures were $179.9 million and $201.7 million for the first six months of 2016 and 2015, respectively. Included in our capital expenditures for the first six months of 2016 was $43.6 million in maintenance capital and $136.3 million in growth capital. Growth capital relates primarily to new store construction.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities was $2.3 billion and $910.6 million for the first six months of 2016 and 2015, respectively. During the six months ended June 30, 2016, we:

•	borrowed $2.0 billion and repaid $792.0 million under our Term Loan;
•	borrowed $1.3 billion and repaid $1.0 billion under our 2014 Revolver to fund daily operations;
•	borrowed $800.0 million under our Senior Notes due 2021;
•	paid $184.0 million in distributions to our unitholders, of which $103.8 million were paid to ETP and ETE collectively; and
•	paid $50.0 million in distributions to ETP.

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

Capital Expenditures

We expect capital spending for the full year 2016, excluding acquisitions, to be within the following ranges (in millions):

	Low	High
Maintenance	$100	$110
Growth	380	400
Total projected capital	$480	$510

The above growth capital spending estimate includes at least 35 new-to-industry stores that are planned to be built in 2016.

Contractual Obligations and Commitments

Contractual Obligations. We have contractual obligations which are required to be settled in cash. As of June 30, 2016, we have $675.0 million borrowed on the 2014 Revolver compared to $450.0 million borrowed at December 31, 2015. The 2014 Revolver matures in September 2019. Further, as of June 30, 2016, we had $2.2 billion outstanding under our Senior Notes, and $1.2 billion outstanding under our Term Loan. See Note 9 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.

We enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 327 positions, representing 13.7 million gallons, outstanding at June 30, 2016 with a negative fair value of $2.8 million.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of June 30, 2016:

	Owned	Leased
Wholesale dealer and consignment sites	551	235
Company-operated convenience stores	834	510
Warehouses and offices	61	51
Total	1,446	796

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the accompanying Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 31, 2015 and on our Form 8-K filed on July 15, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2014 Revolver of $675.0 million and $1.2 billion under our Term Loan as of June 30, 2016. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2016, would be to change interest expense by approximately $19.2 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2016 or 2015.

Commodity Price Risk

Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $20.4 million at June 30, 2016.

Sunoco LLC and Susser Petroleum Operating Company LLC (“SPOC”) hold working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks in storage. As of June 30, 2016, Sunoco LLC and SPOC held $272.2 million of such inventory. While in storage, volatility and declines in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC and SPOC use futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s and SPOC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2015 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.

On a consolidated basis, the Partnership had 327 positions, representing 13.7 million gallons with a negative fair value of $2.8 million outstanding at June 30, 2016.

Item 4. Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our senior management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2016, effective as of January 1, 2016, we completed the acquisition of Sunoco Retail. In recording this acquisition, we followed our normal accounting procedures and internal controls. We started integrating Sunoco Retail into our existing internal control procedures from the date of the acquisition and we do not anticipate the integration of Sunoco Retail to result in changes that would materially affect our internal control over financial reporting.

Excluding the acquisition of Sunoco Retail, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 4, 2016	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Leta McKinley
Leta McKinley
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on September 25, 2012)

3.2

Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed by the registrant on October 28, 2014)

3.3

Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed by the registrant on August 6, 2015)

3.4

Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on January 5, 2016).

3.5

Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP dated as of June 6, 2016 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on June 8, 2016)

3.6

Amended and Restated Certificate of Limited Partnership of Sunoco LP dated as of June 6, 2016 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed by the registrant on June 8, 2016)

3.7

Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed by the registrant on September 25, 2012)

3.8

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed by the registrant on October 28, 2014)

3.9

Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K filed by the registrant on June 8, 2016)

10.1

Third Amendment to Credit Agreement, dated as of August 1, 2016, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on August 3, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Information Related to ETP Retail Holdings, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation