Form 10-Q
period 2016-09-30
Sunoco LP
filed 2016-11-09
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2016
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
The registrant had 95,565,620 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at November 7, 2016.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except units)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$80,565	$72,627
Advances to affiliates	—	365,536
Accounts receivable, net	385,497	308,285
Accounts receivable from affiliates	8,790	8,074
Inventories, net	488,780	467,291
Other current assets	97,621	46,080
Total current assets	1,061,253	1,267,893
Property and equipment, net	3,322,718	3,154,826
Other assets:
Goodwill	3,236,398	3,111,262
Intangible assets, net	1,290,764	1,259,440
Other noncurrent assets	85,868	48,398
Total assets	$8,997,001	$8,841,819
Liabilities and equity
Current liabilities:
Accounts payable	$439,950	$433,988
Accounts payable to affiliates	31,635	14,988
Advances from affiliates	62,716	—
Accrued expenses and other current liabilities	321,349	307,939
Current maturities of long-term debt	5,010	5,084
Total current liabilities	860,660	761,999
Revolving line of credit	958,236	450,000
Long-term debt, net	3,515,194	1,502,531
Deferred tax liability	694,995	694,383
Other noncurrent liabilities	160,675	170,169
Total liabilities	6,189,760	3,579,082
Commitments and contingencies (Note 11)
Equity:
Limited partners:
Common unitholders - public (49,588,960 units issued and outstanding as of September 30, 2016 and December 31, 2015)	1,745,339	1,768,890
Common unitholders - affiliated (45,750,826 units issued and outstanding as of September 30, 2016 and 37,776,746 units issued and outstanding as of December 31, 2015)	1,061,902	1,275,558
Class A unitholders - held by subsidiary (no units issued and outstanding as of September 30, 2016 and 11,018,744 units issued and outstanding as of December 31, 2015)	—	—
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of September 30, 2016 and no units issued and outstanding as of December 31, 2015)	—	—
Total partners' capital	2,807,241	3,044,448
Predecessor equity	—	2,218,289
Total equity	2,807,241	5,262,737
Total liabilities and equity	$8,997,001	$8,841,819
 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except unit and per unit amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Retail motor fuel	$1,401,830	$1,580,815	$3,876,542	$4,597,670
Wholesale motor fuel sales to third parties	2,026,454	2,664,186	5,544,905	7,946,323
Wholesale motor fuel sales to affiliates	28,226	3,779	45,065	8,718
Merchandise	605,275	589,299	1,705,963	1,633,102
Rental income	22,883	20,949	67,582	61,265
Other	52,649	47,744	151,740	136,630
Total revenues	4,137,317	4,906,772	11,391,797	14,383,708
Cost of sales
Retail motor fuel	1,222,827	1,384,813	3,428,659	4,114,463
Wholesale motor fuel	1,916,511	2,591,791	5,136,083	7,623,330
Merchandise	412,983	404,179	1,160,001	1,122,970
Other	7,609	1,231	10,357	3,744
Total cost of sales	3,559,930	4,382,014	9,735,100	12,864,507
Gross profit	577,387	524,758	1,656,697	1,519,201
Operating expenses
General and administrative	82,774	61,547	201,688	167,747
Other operating	276,401	266,681	792,194	759,713
Rent	36,231	36,447	105,327	105,564
Loss on disposal of assets	203	747	2,918	894
Depreciation, amortization and accretion	77,628	65,984	234,418	202,927
Total operating expenses	473,237	431,406	1,336,545	1,236,845
Income from operations	104,150	93,352	320,152	282,356
Interest expense, net	54,289	28,517	132,565	57,692
Income before income taxes	49,861	64,835	187,587	224,664
Income tax expense	5,310	30,124	8,890	47,113
Net income and comprehensive income	44,551	34,711	178,697	177,551
Less: Net income and comprehensive income attributable to noncontrolling interest	—	852	—	2,545
Less: Preacquisition income allocated to general partner	—	6,315	—	117,728
Net income and comprehensive income attributable to partners	$44,551	$27,544	$178,697	$57,278
Net income per limited partner unit:
Common (basic and diluted)	$0.24	$0.30	$1.25	$0.96
Subordinated (basic and diluted)	$—	$0.52	$—	$1.21
Weighted average limited partner units outstanding:
Common units - public (basic)	49,588,960	24,340,677	49,588,960	21,486,878
Common units - public (diluted)	49,663,618	24,340,793	49,663,618	21,486,994
Common units - affiliated (basic and diluted)	45,750,826	19,431,349	43,131,603	9,507,137
Subordinated units - affiliated	—	10,939,436	—	10,939,436
Cash distribution per common unit	$0.8255	$0.7454	$2.4683	$2.0838

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	Common Units- Public	Common Units- Affiliated	Predecessor Equity	Total Equity
Balance at December 31, 2015	$1,768,890	$1,275,558	$2,218,289	$5,262,737
Contribution of Sunoco Retail & Sunoco LLC from ETP	—	—	(2,200,000)	(2,200,000)
Equity issued to ETP	—	194,000	—	194,000
Equity issued to ETE, net of issuance costs	—	60,944	—	60,944
Contribution of assets between entities under common control above historic cost	—	(373,531)	(18,289)	(391,820)
Cash distribution to unitholders	(122,666)	(163,229)	—	(285,895)
Cash distribution to ETP	—	(50,000)	—	(50,000)
Unit-based compensation	4,918	4,537	—	9,455
Other	(786)	29,909	—	29,123
Net income	94,983	83,714	—	178,697
Balance at September 30, 2016	$1,745,339	$1,061,902	$—	$2,807,241

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$178,697	$177,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	234,418	202,927
Amortization of deferred financing fees	7,608	2,291
Loss on disposal of assets	2,918	894
Non-cash unit based compensation	9,455	5,886
Deferred income tax	21,056	10,848
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(63,366)	(69,526)
Accounts receivable from affiliates	1,946	(20,752)
Inventories, net	(7,394)	84,224
Other assets	(81,629)	(3,344)
Accounts payable	16,722	9,942
Accounts payable to affiliates	16,647	(21,520)
Accrued expenses and other current liabilities	5,556	(41,086)
Other noncurrent liabilities	(2,006)	11,252
Net cash provided by operating activities	340,628	349,587
Cash flows from investing activities:
Capital expenditures	(290,560)	(342,429)
Purchase of intangible assets	(38,608)	(41,516)
Acquisition of Sunoco LLC and Sunoco Retail LLC	(2,200,000)	(775,000)
Acquisition of Susser	—	(966,855)
Other acquisitions, net of cash acquired	(288,957)	(58,185)
Proceeds from disposal of property and equipment	11,444	11,531
Net cash used in investing activities	(2,806,681)	(2,172,454)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,835,000	1,400,000
Payments on long-term debt	(799,055)	(240,388)
Revolver, borrowings	2,200,460	959,668
Revolver, repayments	(1,692,224)	(513,046)
Debt issuance costs	(30,124)	(21,437)
Advances from affiliates	230,432	214,968
Equity issued to ETE, net of issuance costs	60,944	—
Proceeds from issuance of common units, net of offering costs	—	213,139
Distributions to Parent	(50,000)	(204,182)
Other cash from financing activities, net	4,453	(14)
Distributions to unitholders	(285,895)	(64,798)
Net cash provided by financing activities	2,473,991	1,743,910
Net increase (decrease) in cash	7,938	(78,957)
Cash and cash equivalents at beginning of period	72,627	136,581
Cash and cash equivalents at end of period	$80,565	$57,624

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
On October 1, 2014, we acquired 100% of the membership interest of Mid-Atlantic Convenience Stores, LLC (“MACS”). On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco, LLC (“Sunoco LLC”). On July 31, 2015, we acquired 100% of the issued and outstanding shares of capital stock of Susser. Finally, on March 31, 2016 (effective January 1, 2016), we acquired the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC as well as 100% of the membership interest in Sunoco Retail LLC (“Sunoco Retail”).
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

•	Sunoco Energy Services LLC, a Texas limited liability company, distributes motor fuels, propane and lubricating oils, primarily in Texas, Oklahoma, New Mexico and Kansas.

•	Sunoco LLC, a Delaware limited liability company, primarily distributes motor fuels in more than 26 states throughout the East Coast, Midwest and Southeast regions of the United States.

•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel, primarily in Georgia, Maryland, New York, Tennessee, and Virginia.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.

•	Susser, a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes-branded convenience stores and transports motor fuel under GoPetro Transport LLC.

•	Sunoco Retail, a Pennsylvania limited liability company, owns and operates convenience stores that sell motor fuel and merchandise primarily in Pennsylvania, New York, and Florida.

•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores, primarily in Virginia, Maryland, and Tennessee.

•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.

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
Significant Accounting Policies
As of September 30, 2016, there were no changes in significant accounting policies from those described in the December 31, 2015 audited consolidated financial statements.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including consignment arrangements, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $306.8 million and $303.7 million for the three months ended September 30, 2016 and 2015 and $888.3 million and $878.0 million for the nine months ended September 30, 2016 and 2015, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
FASB ASU No. 2016-15. In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” which institutes a number of modifications to presentation and classification of certain cash receipts and cash payments in the statement of cash flows. These modifications include (a) debt prepayment or debt extinguishment costs, (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (c) contingent consideration payments made after a business combination, (d) proceeds received from the settlement of insurance claims, (e) proceeds from the settlement of corporate-owned life insurance policies, (f) distributions received from equity method investees, (g) beneficial interest obtained in a securitization of financial assets, (h) separately identifiable cash flows and application of the predominance principle. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated statements of cash flows and related disclosures.

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
Subject to the terms and conditions of the ETP Dropdown Contribution Agreement, at the closing of the ETP Dropdown, we paid to ETP Retail approximately $2.2 billion in cash on March 31, 2016, which included working capital adjustments, and issued to ETP Retail 5,710,922 common units representing limited partner interests in the Partnership (the “ETP Dropdown Unit Consideration”). The ETP Dropdown was funded with borrowings under a term loan agreement. The ETP Dropdown Unit Consideration was issued in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.
The acquisitions of Sunoco LLC and Sunoco Retail were accounted for as transactions between entities under common control. Specifically, the Partnership recognized the acquired assets and assumed liabilities at their respective carrying values with no goodwill created. The Partnership’s results of operations include Sunoco LLC’s and Sunoco Retail’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Sunoco LLC and Sunoco Retail from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $2.4 billion of Sunoco LLC revenues and $24.5 million of net income for the three months ended March 31, 2015, as well as $1.1 billion of Sunoco Retail revenues and $5.7 million of net income for the nine months ended September 30, 2015. The equity of Sunoco LLC and Sunoco Retail prior to the respective acquisitions is presented as predecessor equity in our consolidated financial statements.
The following table summarizes the final recording of assets and liabilities at their respective carrying values (in thousands):

	Sunoco LLC	Sunoco Retail	Total
Current assets	$1,107,007	$328,928	$1,435,935
Property and equipment	384,100	709,793	1,093,893
Goodwill	—	1,289,398	1,289,398
Intangible assets	182,477	293,928	476,405
Other noncurrent assets	2,238	—	2,238
Current liabilities	(641,400)	(146,368)	(787,768)
Other noncurrent liabilities	(7,293)	(339,536)	(346,829)
Net assets	$1,027,129	$2,136,143	$3,163,272
Net deemed contribution			(188,272)
Cash acquired			(24,276)
Total cash consideration, net of cash acquired (1)			$2,950,724
________________________________

(1)	Total cash consideration, net of cash acquired, includes $775.0 million paid on April 1, 2015 and $2.2 billion paid on March 31, 2016.

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
The Susser Acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no additional goodwill created. The Partnership’s results of operations include Susser’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Susser from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its Consolidated Statement of Operations and Comprehensive Income to include $2.6 billion of Susser revenues and $18.1 million of net income for the period from January 1, 2015 to July 31, 2015.
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
Emerge Fuels Business Acquisition
On August 31, 2016, we acquired the fuels business (the "Fuels Business") from Emerge Energy Services LP (NYSE: EMES) ("Emerge") for $171.5 million, inclusive of working capital and other adjustments, which was funded using amounts available under our revolving credit facility. The Fuels Business includes two transmix processing plants with attached refined product terminals located in the Birmingham, Alabama and greater Dallas, Texas metro areas and engages in the processing of transmix and the distribution of refined fuels. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.

Management, with the assistance of a third party valuation firm, determined the preliminary assessment of fair value of assets and liabilities at the date of the Fuels Business acquisition. We determined the preliminary value of goodwill by giving consideration to the following qualitative factors:

•	synergies created through increased fuel purchasing advantages and integration with our existing wholesale business;

•	strategic advantages of owning transmix processing plants and increasing our terminal capacity; and

•	competitors processing transmix in the geographic region.
Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future.
The following table summarizes the preliminary recording of assets and liabilities at their respective carrying values as of the date presented (in thousands):

August 31, 2016
Current assets	$26,347
Property and equipment	60,044
Goodwill	78,278
Intangible assets	22,678
Other noncurrent assets	41
Current liabilities	(15,875)
Net assets	171,513
Cash acquired	(172)
Total cash consideration, net of cash acquired	$171,341
The Fuels Business acquisition was treated as an asset purchase transaction for tax purposes. As such, any goodwill will be deductible for tax purposes.
Other Acquisitions
On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. for $37.9 million plus the value of inventory on hand at closing. As part of the acquisition, we acquired 5 fee properties and 9 leased properties, all of which are company operated. The Kolkhorst acquisition also included supply contracts with dealer-owned and operated sites. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $8.7 million.
On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $76.2 million plus the value of inventory on hand at closing. As part of the Valentine acquisition, we acquired 19 fee properties, of which 18 are company operated stores and one is a standalone Tim Hortons, one leased Tim Hortons property and three raw tracts of land in fee for future store development. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $35.2 million.
On December 16, 2015, we acquired a wholesale motor fuel distribution business serving the Northeastern United States from Alta East, Inc. (“Alta East”) for approximately $57.1 million plus the value of inventory on hand at closing (the “Alta East Acquisition”). As part of the Alta East Acquisition, we acquired 24 fee and 6 leased properties operated by third party dealers or commission agents, and two non-operating surplus locations in fee. The Alta East Acquisition also included supply contracts with the dealer-owned and operated sites. The Alta East Acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values at the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $14.6 million.

On August 10, 2015, we acquired 27 convenience stores in the Upper Rio Grande Valley from Aziz Convenience Stores, L.L.C. (“Aziz”) for $41.6 million. Management allocated the total purchase consideration to assets acquired based on their respective fair values at the purchase date. The acquisition increased goodwill by $4.3 million.
Additional acquisitions by the Partnership during 2015 totaled $24.6 million in consideration paid and preliminarily increased goodwill by $10.1 million. Management is reviewing the valuations and confirming the results to determine the final purchase price allocations. As a result, material adjustments to these preliminary allocations may occur in the future.

4.	Accounts Receivable, net
Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable, trade	$257,714	$160,783
Credit card receivables	82,153	98,484
Vendor receivables for rebates, branding, and other	17,423	14,561
Other receivables	30,802	38,381
Allowance for doubtful accounts	(2,595)	(3,924)
Accounts receivable, net	$385,497	$308,285

5.	Inventories, net
Due to changes in fuel prices, we recorded a write-down on the value of fuel inventory of $98.3 million at December 31, 2015.
Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Fuel-retail	$49,712	$42,779
Fuel-wholesale	289,777	283,021
Fuel-consignment	4,024	3,801
Merchandise	125,010	116,694
Equipment and maintenance spare parts	11,502	13,162
Corn	5,283	4,788
Other	3,472	3,046
Inventories, net	$488,780	$467,291

6.	Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$1,053,852	$1,032,017
Buildings and leasehold improvements	1,256,497	1,150,701
Equipment	1,309,587	1,214,328
Construction in progress	217,543	97,412
Total property and equipment	3,837,479	3,494,458
Less: accumulated depreciation	514,761	339,632
Property and equipment, net	$3,322,718	$3,154,826

7.	Goodwill and Other Intangible Assets
Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At September 30, 2016 and December 31, 2015, we had $3.2 billion and $3.1 billion, respectively, of goodwill recorded in conjunction with past business combinations. The 2015 impairment analysis indicated no impairment in goodwill. During 2016, we continued our evaluation of the Emerge, Kolkhorst, Valentine, and Alta East acquisitions' purchase accounting analysis with the assistance of a third party valuation firm.
As of September 30, 2016, we evaluated potential impairment indicators. We believe no impairment events occurred during the third quarter of 2016, and we believe the assumptions used in the analysis performed in 2015 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the period from January 1, 2016 through September 30, 2016.
The Partnership has indefinite-lived intangible assets recorded that are not amortized. These indefinite-lived assets consist of tradenames, contractual rights, and liquor licenses. Tradenames and liquor licenses relate to our retail segment while contractual rights relate to our wholesale segment.
The Partnership has finite-lived intangible assets recorded that are amortized. The finite-lived assets consist of supply agreements, customer relations, favorable leasehold arrangements, non-competes, and loan origination costs, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Partnership's future cash flows. Customer relations and supply agreements have a remaining weighted-average life of approximately 9 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 11 years. Non-competition agreements and other intangible assets have a remaining weighted-average life of approximately 7 years. Loan origination costs have a remaining weighted-average life of approximately 3 years.
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
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived
Tradenames	$784,058	$6,508	$777,550	$784,058	$6,508	$777,550
Contractual rights	42,182	—	42,182	33,850	—	33,850
Liquor licenses	16,000	—	16,000	16,000	—	16,000
Finite-lived
Customer relations including supply agreements	619,698	190,350	429,348	551,033	150,101	400,932
Favorable leasehold arrangements	21,826	5,213	16,613	22,863	1,188	21,675
Loan origination costs	9,769	3,671	6,098	9,358	2,172	7,186
Other intangibles	5,099	2,126	2,973	3,675	1,428	2,247
Intangible assets, net	$1,498,632	$207,868	$1,290,764	$1,420,837	$161,397	$1,259,440

8.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Wage and other employee-related accrued expenses	$36,319	$26,019
Franchise agreement termination accrual	1,769	4,399
Accrued tax expense	93,962	102,473
Accrued insurance	20,586	32,716
Accrued environmental	6,519	7,600
Accrued interest expense	56,239	28,494
Deposits and other	105,955	106,238
Total	$321,349	$307,939

9.	Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Term Loan	$1,243,000	$—
Sale leaseback financing obligation	118,604	121,992
2014 Revolver	958,236	450,000
6.375% Senior Notes Due 2023	800,000	800,000
5.500% Senior Notes Due 2020	600,000	600,000
6.250% Senior Notes Due 2021	800,000	—
Capital lease obligation and notes payable	702	3,975
Total debt	4,520,542	1,975,967
Less: current maturities	5,010	5,084
Less: debt issuance costs	42,102	18,352
Long-term debt, net of current maturities	$4,473,430	$1,952,531

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
The Partnership may voluntarily prepay borrowings under the Term Loan at any time without premium or penalty, subject to any applicable breakage costs for loans bearing interest at LIBOR. Under certain circumstances, the Partnership is required to repay borrowings under the Term Loan in connection with the issuance by the Partnership of certain types of indebtedness for borrowed money. The Term Loan also includes certain (i) representations and warranties, (ii) affirmative covenants, including delivery of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, payment of material taxes and other claims, maintenance of properties and insurance, access to properties and records for inspection by administrative agent and lenders, further assurances and provision of additional guarantees and collateral, (iii) negative covenants, including restrictions on the Partnership and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make loans, advances or investments, pay dividends, sell or otherwise transfer assets or enter into transactions with shareholders or affiliates, and (iv) events of default, in each case substantially similar to the representations and warranties, affirmative and negative covenants and events of default in the Partnership’s existing revolving credit facility.
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
In connection with the issuance of the 2021 Senior Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2021 Senior Notes for an issue of registered notes with terms substantially identical to the 2021 Senior Notes on or before April 7, 2017. The exchange offer was completed on October 4, 2016.
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
In connection with our issuance of the 2020 Senior Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2020 Senior Notes for an issue of registered notes with terms substantially identical to the 2020 Senior Notes on or before July 20, 2016. The exchange offer was completed on October 4, 2016 and we paid the holders of the 2020 Senior Notes an aggregate of $0.3 million in liquidated damages in the form of additional interest as a result of the delayed registration.

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
In connection with our issuance of the 2023 Senior Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2023 Senior Notes for an issue of registered notes with terms substantially identical to the 2023 Senior Notes on or before April 1, 2016. The exchange offer was completed on October 4, 2016 and we paid the holders of the 2023 Senior Notes an aggregate of $1.6 million in liquidated damages in the form of additional interest as a result of the delayed registration.
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
On August 1, 2016, the Partnership entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) with the lenders party thereto and Bank of America, N.A., in its capacity as a letter of credit issuer, as swing line lender, and as administrative agent to, among other matters, conform certain terms of the Credit Agreement to certain terms of the Partnership’s term loan credit facility dated as of March 31, 2016.
As of September 30, 2016, the balance on the 2014 Revolver was $958.2 million, and $23.6 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at September 30, 2016 was $518.2 million. The Partnership was in compliance with all financial covenants at September 30, 2016.
Sale Leaseback Financing Obligation
On April 4, 2013, MACS completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As MACS did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of September 30, 2016 was $118.6 million.
Other Debt
On July 8, 2010, we entered into a mortgage note for an aggregate initial borrowing amount of $1.2 million. Pursuant to the terms of the mortgage note, we make monthly installment payments that are comprised of principal and interest through the maturity date of July 1, 2016. The balance outstanding at September 30, 2016 and December 31, 2015 was zero and $1.0 million, respectively. The mortgage note bears interest at a fixed rate of 6.0%. The mortgage note is secured by a first priority security interest in a property owned by the Partnership.
In September 2013, we assumed a $3.0 million term loan as part of the acquisition of Gainesville Fuel, Inc. (now Sunoco Energy Services LLC). The balance outstanding at September 30, 2016 and December 31, 2015 was zero and $2.5 million, respectively. The term loan bears interest at a fixed rate of 4.0%.

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
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of September 30, 2016, is estimated to be approximately $4.6 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

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
Net rent expense consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Cash rent:
Store base rent (1) (2)	$30,682	$30,871	$87,713	$91,088
Equipment and other rent (3)	4,565	5,024	15,478	14,686
Total cash rent	35,247	35,895	103,191	105,774
Non-cash rent:
Straight-line rent	984	805	2,136	548
Amortization of deferred gain	—	(253)	—	(758)
Net rent expense	$36,231	$36,447	$105,327	$105,564
________________________________

(1)
Store base rent includes sublease rental income totaling $6.2 million and $6.6 million for the three months ended September 30, 2016 and 2015, respectively and $17.9 million and $20.5 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Store base rent includes contingent rent expense totaling $7.9 million and $9.0 million for the three months ended September 30, 2016 and 2015, respectively, and $17.1 million and $19.0 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)	Equipment and other rent consists primarily of store equipment and vehicles.

12.	Interest Expense, net
Interest expense, net consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense (1)	$53,775	$27,918	$131,905	$57,501
Amortization of deferred financing fees	3,608	1,089	7,608	2,291
Interest income	(3,094)	(490)	(6,948)	(2,100)
Interest expense, net	$54,289	$28,517	$132,565	$57,692
________________________________

(1)	Interest expense related to the VIEs was approximately $2.3 million and $7.0 million for the three and nine months ended September 30, 2015, respectively.

13.	Income Tax Expense
 As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense is as follow (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Tax at statutory federal rate	$17,452	$22,692	$65,656	$78,632
Partnership earnings not subject to tax	(20,784)	(8,688)	(76,648)	(47,422)
State and local tax, net of federal benefit	576	14,395	12,772	14,818
Other	8,066	1,725	7,110	1,085
Net income tax expense	$5,310	$30,124	$8,890	$47,113

14.	Partners' Capital
 As of September 30, 2016, ETE and ETP or their subsidiaries owned 45,750,826 common units, which constitute 40.9% of the limited partner ownership interest in us. As of September 30, 2016, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 49,588,960 common units.
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
Activity of our common units for the nine months ended September 30, 2016 is as follows:

Number of Units
Number of common units at December 31, 2015	87,365,706
Common units issued in connection with acquisitions	5,710,922
Common units issued in connection with the PIPE Transaction	2,263,158
Number of common units at September 30, 2016	95,339,786
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

The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Attributable to Common Units
Distributions (1)	$78,889	$39,039	$235,514	$76,172
Distributions in excess of income	(55,640)	(24,035)	(119,888)	(44,349)
Limited partners' interest in net income	$23,249	$15,004	$115,626	$31,823

Attributable to Subordinated Units
Distributions (1)	$—	$8,154	$—	$22,796
Distributions in excess of income	—	(4,404)	—	(11,564)
Limited partners' interest in net income	$—	$3,750	$—	$11,232

(1) Distributions declared per unit to unitholders as of record date	$0.8255	$0.7454	$2.4683	$2.0838
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
Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the nine months ended September 30, 2016, Class C distributions declared totaled $42.7 million.

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
The following table presents our cash distributions paid or payable during 2016 (in thousands, except for per unit distributions):

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
November 15, 2016	$0.8255	$78,889	$20,396
August 15, 2016	$0.8255	$78,703	$20,348
May 16, 2016	$0.8173	$77,921	$19,566
February 16, 2016	$0.8013	$70,006	$16,532

15.	Unit-Based Compensation
Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Phantom common units	$2,533	$1,720	$7,881	$4,756
Allocated expense from ETP	484	412	1,574	1,130
Total equity-based compensation expense	$3,017	$2,132	$9,455	$5,886

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

Subsequent to the ETP Merger, phantom units were issued which also have the right to receive distributions prior to vesting. The units vest 60% after three years and 40% after five years. The fair value of these units is the market prices of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unrecognized compensation cost related to our nonvested restricted phantom units totaled $27.1 million as of September 30, 2016, which is expected to be recognized over a weighted average period of 2.74 years. The fair value of nonvested service phantom units outstanding as of September 30, 2016 totaled $45.1 million.
A summary of our phantom unit award activity is as follows:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	241,235	$45.50
Granted	993,134	40.63
Forfeited	(87,321)	50.71
Nonvested at December 31, 2015	1,147,048	41.19
Granted	35,040	33.61
Forfeited	(84,846)	39.62
Nonvested at September 30, 2016	1,097,242	$41.07
 Cash Awards
In January 2015, the Partnership granted 30,710 awards that are settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. An additional 1,000 awards were granted in September 2015. During the nine months ended September 30, 2016, 3,470 units were forfeited. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Unrecognized compensation cost related to our nonvested cash awards totaled $0.5 million as of September 30, 2016, which is expected to be recognized over a weighted average period of 1.18 years. The fair value of nonvested cash awards outstanding as of September 30, 2016 totaled $1.4 million.

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
Wholesale Segment
Our wholesale segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to our retail segment, to independently-operated dealer stations under long-term supply agreements, and to distributers and other consumers of motor fuel. Also included in the wholesale segment are motor fuel sales to consignment locations and sales and costs related to processing transmix. We distribute motor fuels across more than 30 states throughout the East Coast and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from the wholesale segment to our retail segment are delivered at cost plus a profit margin. These amounts are reflected in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our wholesale segment is rental income from properties that we lease or sub-lease.
Retail Segment
Our retail segment operates branded retail convenience stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, Virginia, and Hawaii. These stores offer motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, ATM, money orders, prepaid phone cards and wireless services.

The following tables present financial information by segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,
	2016				2015
	Wholesale	Retail	Intercompany Eliminations	Total	Wholesale	Retail	Intercompany Eliminations	Total
Revenues
Retail motor fuel	$—	$1,401,830		$1,401,830	$—	$1,580,815		$1,580,815
Wholesale motor fuel sales to third parties	2,026,454	—		2,026,454	2,664,186	—		2,664,186
Wholesale motor fuel sales to affiliates	28,226	—		28,226	3,779	—		3,779
Merchandise	—	605,275		605,275	—	589,299		589,299
Rental income	19,353	3,530		22,883	11,333	9,616		20,949
Other	13,331	39,318		52,649	5,996	41,748		47,744
Intersegment	1,006,088	37,978	(1,044,066)	—	1,183,629	34,202	(1,217,831)	—
Total revenues	3,093,452	2,087,931	(1,044,066)	4,137,317	3,868,923	2,255,680	(1,217,831)	4,906,772
Gross profit
Retail motor fuel	—	179,003		179,003	—	196,002		196,002
Wholesale motor fuel	138,169	—		138,169	76,174	—		76,174
Merchandise	—	192,292		192,292	—	185,120		185,120
Other	26,629	41,294		67,923	16,099	51,363		67,462
Total gross profit	164,798	412,589		577,387	92,273	432,485		524,758
Total operating expenses	103,775	369,462		473,237	89,527	341,879		431,406
Income (loss) from operations	61,023	43,127		104,150	2,746	90,606		93,352
Interest expense, net	13,198	41,091		54,289	13,106	15,411		28,517
Income (loss) before income taxes	47,825	2,036		49,861	(10,360)	75,195		64,835
Income tax expense	507	4,803		5,310	39	30,085		30,124
Net income (loss) and comprehensive income (loss)	$47,318	$(2,767)		$44,551	$(10,399)	$45,110		$34,711
Depreciation, amortization and accretion	21,819	55,809		77,628	13,571	52,413		65,984
Interest expense, net	13,198	41,091		54,289	13,106	15,411		28,517
Income tax expense	507	4,803		5,310	39	30,085		30,124
EBITDA	82,842	98,936		181,778	16,317	143,019		159,336
Non-cash compensation expense	1,516	1,501		3,017	1,697	435		2,132
Loss (gain) on disposal of assets	(599)	802		203	921	(174)		747
Unrealized loss on commodity derivatives	5,689	—		5,689	735	—		735
Inventory fair value adjustments	(1,581)	(186)		(1,767)	87,307	3,456		90,763
Adjusted EBITDA	$87,867	$101,053		$188,920	$106,977	$146,736		$253,713
Capital expenditures	$34,382	$76,286		$110,668	$17,610	$123,158		$140,768
Total assets at end of period	$2,938,747	$6,058,254		$8,997,001	$2,925,842	$5,915,977		$8,841,819

	For the Nine Months Ended September 30,
	2016				2015
	Wholesale	Retail	Intercompany Eliminations	Total	Wholesale	Retail	Intercompany Eliminations	Total
Revenues
Retail motor fuel	$—	$3,876,542		$3,876,542	$—	$4,597,670		$4,597,670
Wholesale motor fuel sales to third parties	5,544,905	—		5,544,905	7,946,323	—		7,946,323
Wholesale motor fuel sales to affiliates	45,065	—		45,065	8,718	—		8,718
Merchandise	—	1,705,963		1,705,963	—	1,633,102		1,633,102
Rental income	57,210	10,372		67,582	34,327	26,938		61,265
Other	30,164	121,576		151,740	17,876	118,754		136,630
Intersegment	2,698,542	99,253	(2,797,795)	—	3,519,958	93,907	(3,613,865)	—
Total revenues	8,375,886	5,813,706	(2,797,795)	11,391,797	11,527,202	6,470,371	(3,613,865)	14,383,708
Gross profit
Retail motor fuel	—	447,883		447,883	—	483,207		483,207
Wholesale motor fuel	453,887	—		453,887	331,711	—		331,711
Merchandise	—	545,962		545,962	—	510,132		510,132
Other	78,974	129,991		208,965	48,588	145,563		194,151
Total gross profit	532,861	1,123,836		1,656,697	380,299	1,138,902		1,519,201
Total operating expenses	282,966	1,053,579		1,336,545	253,549	983,296		1,236,845
Income from operations	249,895	70,257		320,152	126,750	155,606		282,356
Interest expense, net	41,304	91,261		132,565	33,293	24,399		57,692
Income before income taxes	208,591	(21,004)		187,587	93,457	131,207		224,664
Income tax expense	1,361	7,529		8,890	898	46,215		47,113
Net income and comprehensive income	$207,230	$(28,533)		$178,697	$92,559	$84,992		$177,551
Depreciation, amortization and accretion	60,427	173,991		234,418	47,821	155,106		202,927
Interest expense, net	41,304	91,261		132,565	33,293	24,399		57,692
Income tax expense	1,361	7,529		8,890	898	46,215		47,113
EBITDA	310,322	244,248		554,570	174,571	310,712		485,283
Non-cash compensation expense	4,600	4,855		9,455	3,361	2,525		5,886
Loss (gain) on disposal of assets	(1,396)	4,314		2,918	1,069	(175)		894
Unrealized loss on commodity derivatives	8,534	—		8,534	2,926	—		2,926
Inventory fair value adjustments	(60,920)	(2,877)		(63,797)	32,200	1,946		34,146
Adjusted EBITDA	$261,140	$250,540		$511,680	$214,127	$315,008		$529,135
Capital expenditures	$78,369	$212,191		$290,560	$98,283	$244,146		$342,429
Total assets at end of period	$2,938,747	$6,058,254		$8,997,001	$2,925,842	$5,915,977		$8,841,819

17.	Net Income per Unit
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

A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows (in thousands, except units and per unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income and comprehensive income	$44,551	$34,711	$178,697	$177,551
Less: Net income and comprehensive income attributable to noncontrolling interest	—	852	—	2,545
Less: Preacquisition income allocated to general partner	—	6,315	—	117,728
Net income and comprehensive income attributable to partners	44,551	27,544	178,697	57,278
Less: Incentive distribution rights	20,396	8,441	60,311	13,252
Less: Distributions on nonvested phantom unit awards	906	349	2,760	971
Limited partners’ interest in net income	$23,249	$18,754	$115,626	$43,055
Weighted average limited partner units outstanding:
Common - basic	95,339,786	43,772,026	92,720,563	30,994,016
Common - equivalents	74,658	116	74,658	116
Common - diluted	95,414,444	43,772,142	92,795,221	30,994,132

Subordinated - basic and diluted	—	10,939,436	—	10,939,436
Net income per limited partner unit:
Common - basic and diluted	$0.24	$0.30	$1.25	$0.96
Subordinated - basic and diluted	$—	$0.52	$—	$1.21

18.	Related-Party Transactions
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
In connection with the closing of our IPO on September 25, 2012, we also entered into an Omnibus Agreement with Susser (the “Omnibus Agreement”). Pursuant to the Omnibus Agreement, among other things, the Partnership received a three-year option to purchase from Susser up to 75 of Susser's new or recently constructed Stripes convenience stores at Susser's cost and lease the stores back to Susser at a specified rate for a 15-year initial term. The Partnership is the exclusive distributor of motor fuel to such stores for a period of 10 years from the date of purchase. During 2015, we completed all 75 sale-leaseback transactions under the Omnibus Agreement.

Summary of Transactions
Affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income is as follows:

•
Net advances from affiliates was $62.7 million as of September 30, 2016. Net advances to affiliates was $365.5 million as of December 31, 2015. Advances to and from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco, Inc. (R&M) and Sunoco Retail and Sunoco, Inc. (R&M), which are in place for purposes of cash management. During the nine months ended September 30, 2016, approximately $175 million was used to repay a portion of the 2014 Revolver.

•	Accounts receivable from affiliates were $8.8 million and $8.1 million as of September 30, 2016 and December 31, 2015, respectively, which are primarily related to motor fuel purchases from us.

•	Accounts payable to affiliates was $31.6 million and $15.0 million as of September 30, 2016 and December 31, 2015, respectively, which are related to operational expenses and fuel pipeline purchases.

•	Wholesale motor fuel sales to affiliates of $28.2 million and $3.8 million for the three months ended September 30, 2016 and 2015, respectively.

•	Wholesale motor fuel sales to affiliates of $45.1 million and $8.7 million for the nine months ended September 30, 2016 and 2015, respectively.

•
Bulk fuel purchases from affiliates of $493.5 million and $549.0 million for the three months ended September 30, 2016 and 2015, respectively, which is included in wholesale motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income.

•
Bulk fuel purchases from affiliates of $1.4 billion and $2.0 billion for the nine months ended September 30, 2016 and 2015, respectively, which is included in wholesale motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income.

19.	Subsequent Events
On October 4, 2016, we entered into an equity distribution agreement (the “Agreement”) with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (each a “Manager” and collectively, the “Managers”). Pursuant to the terms of the Agreement, the Partnership may sell from time to time through the Managers the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $400 million (the “Common Units”). Sales of the Common Units, if any, made under the Agreement will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange at market prices, or as otherwise agreed upon by the Partnership and the Managers, by means of any other existing trading market for the Partnership’s common units or to or through a market maker other than on an exchange. We have issued 225,834 units from October 4, 2016 through November 7, 2016, with total net proceeds of $6.5 million.
We intend to use the net proceeds from sales pursuant to the Agreement, after deducting Managers’ commissions and the Partnership’s offering expenses, for general partnership purposes, which may include repaying or refinancing all or a portion of our outstanding indebtedness and funding capital expenditures, acquisitions or working capital.
On October 12, 2016, we completed the previously announced acquisition of the convenience store, wholesale motor fuel distribution, and commercial fuels distribution business serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $54.6 million plus inventory on hand at closing, subject to closing adjustments. This acquisition includes six company‑owned and operated locations, six company-owned and dealer operated locations, wholesale fuel supply contracts for a network of independent dealer-owned and dealer-operated locations, and a commercial fuels business in the Eastern Texas and Louisiana markets. As part of the acquisition, we acquired 13 fee properties, which included the six company operated locations, six dealer operated locations and a bulk plant and an office facility. This transaction was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management is in the process of evaluating the initial purchase price allocation.

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
We are a growth-oriented Delaware master limited partnership engaged in the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, through Sunoco LLC, we are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,315 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest and Southeast regions of the United States including approximately 210 company-operated Sunoco-branded Stripes locations in Texas.
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
In late 2015, we announced plans to open a corporate office in Dallas, Texas. Certain employees are relocating to Dallas from Philadelphia, Pennsylvania, Houston, Texas and Corpus Christi, Texas. We currently estimate the costs to be incurred in 2016 will be approximately $15.0 million to $20.0 million, but do not expect such costs to have a material adverse effect on our financial condition, results of operations or cash flows.
On March 31, 2016 (effective January 1, 2016), we completed the acquisition from ETP Retail, of (i) the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and (ii) 100% of the membership interest of Sunoco Retail, which immediately prior to the acquisition owned all of the retail assets previously owned by Sunoco, Inc. (R&M), the ethanol plant located in Fulton, NY, 100% of the interests in Sunmarks, LLC and all of the retail assets previously owned by Atlantic Refining and Marketing Corp. (See Note 3 in the accompanying Notes to Consolidated Financial Statements for more information).
We believe we are one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuels in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lube oil, and we receive rental income from real estate that we lease or sublease. Sales of fuel from our wholesale segment to our retail segment are delivered at a cost plus profit margin.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to approximately:

•	1,345 company-operated convenience stores and fuel outlets;

•	165 independently operated consignment locations where we sell motor fuel to retail customers under consignment arrangements with such operators;

•	5,430 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	1,895 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail segment operates approximately 1,345 convenience stores and fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. We sold 651.4 million and 1.9 billion retail motor fuel gallons at these sites during the three and nine months ended September 30, 2016, respectively. We opened fourteen new retail sites during the nine months ended September 30, 2016, which is reflected in retail activity for the period.
We operate approximately 730 Stripes convenience stores that carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. Our proprietary in-house Laredo Taco Company restaurant is implemented in approximately 455 Stripes convenience stores and we intend to implement it in all newly constructed Stripes convenience stores. Additionally, we have approximately 55 national branded restaurant offerings in our Stripes stores.
We operate approximately 455 retail convenience stores and fuel outlets primarily under our proprietary iconic Sunoco fuel brand and primarily located in Pennsylvania, New York, and Florida, including 400 APlus convenience stores.
We operate approximately 160 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuel and other services.

Recent Developments
On October 12, 2016, we completed the previously announced acquisition of the convenience store, wholesale motor fuel distribution, and commercial fuels distribution business serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $54.6 million plus inventory on hand at closing, subject to closing adjustments. This acquisition includes six company‑owned and operated locations, six company-owned and dealer operated locations, wholesale fuel supply contracts for a network of independent dealer-owned and dealer-operated locations, and a commercial fuels business in the Eastern Texas and Louisiana markets. As part of the acquisition, we acquired 13 fee properties, which included the six company operated locations, six dealer operated locations and a bulk plant and an office facility. This transaction was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date.
On August 31, 2016, we acquired the fuels business (the "Fuels Business") from Emerge Energy Services LP (NYSE: EMES) ("Emerge") for $171.5 million, inclusive of working capital and other adjustments. The Fuels Business comprises Dallas-based Direct Fuels LLC and Birmingham-based Allied Energy Company LLC, both wholly owned subsidiaries of Emerge, and engages in the processing of transmix and the distribution of refined fuels. As part of the acquisition, we acquired two transmix processing plants with attached refined product terminals. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. for $37.9 million plus the value of inventory on hand at closing. As part of the acquisition, we acquired 5 fee properties and 9 leased properties, all of which are company operated. The Kolkhorst acquisition also included supply contracts with dealer-owned and operated sites. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $8.7 million.
On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $76.2 million plus the value of inventory on hand at closing. As part of the Valentine acquisition, we acquired 19 fee properties, of which 18 are company operated stores and one is a standalone Tim Hortons, one leased Tim Hortons property and three raw tracts of land in fee for future store development. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $35.2 million.
On May 2, 2016, we finalized an agreement with the Indiana Toll Road Concession Company to develop and operate 8 travel plazas along the 150-mile toll road. The agreement has a 20-year term with an estimated cost of $31 million. The first series of plaza reconstruction began in the third quarter of 2016, and the total construction period is expected to last two years.
On March 28, 2016, Aloha Petroleum entered into a Store Development Agreement with Dunkin’ Donuts to be the exclusive developer of Dunkin’ Donuts restaurants in the state of Hawaii for an initial term of eight years. Aloha has committed to building and operating 15 Dunkin’ Donuts restaurants at an estimated cost of $20 million. Aloha anticipates that approximately half the restaurants will be built on existing Aloha-controlled (convenience store / gas station) properties and half will be standalone restaurants developed on properties that will be acquired in the future.
Key Operating Metrics
The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance. We operate our business in two primary operating divisions, wholesale and retail, both of which are included as reportable segments.
Key operating metrics set forth below are presented as of and for the three and nine months ended September 30, 2016 and 2015 and have been derived from our historical consolidated financial statements.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (in thousands, except gross profit per gallon):

	For the Three Months Ended September 30,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Revenues
Retail motor fuel	$—	$1,401,830	$1,401,830	$—	$1,580,815	$1,580,815
Wholesale motor fuel sales to third parties	2,026,454	—	2,026,454	2,664,186	—	2,664,186
Wholesale motor fuel sales to affiliates	28,226	—	28,226	3,779	—	3,779
Merchandise	—	605,275	605,275	—	589,299	589,299
Rental income	19,353	3,530	22,883	11,333	9,616	20,949
Other	13,331	39,318	52,649	5,996	41,748	47,744
Total revenues	$2,087,364	$2,049,953	$4,137,317	$2,685,294	$2,221,478	$4,906,772
Gross profit
Retail motor fuel	$—	$179,003	$179,003	$—	$196,002	$196,002
Wholesale motor fuel	138,169	—	138,169	76,174	—	76,174
Merchandise	—	192,292	192,292	—	185,120	185,120
Rental and other	26,629	41,294	67,923	16,099	51,363	67,462
Total gross profit	$164,798	$412,589	$577,387	$92,273	$432,485	$524,758
Net income (loss) and comprehensive income (loss) attributable to partners	$47,318	$(2,767)	$44,551	$2,595	$24,949	$27,544
Adjusted EBITDA attributable to partners (2)	$87,867	$101,053	$188,920	$106,977	$142,800	$249,777
Distributable cash flow attributable to partners, as adjusted (2)			$124,084			$112,378
Operating Data
Total motor fuel gallons sold:
Retail		651,386	651,386		639,824	639,824
Wholesale	1,371,236		1,371,236	1,308,814		1,308,814
Motor fuel gross profit (cents per gallon) (1):
Retail		27.5¢			31.2¢
Wholesale	10.0¢			12.5¢
Volume-weighted average for all gallons			15.6¢			18.6¢
Retail merchandise margin		31.8%			31.4%
________________________________

(1)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.

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
The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the three months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Net income (loss) and comprehensive income (loss)	$47,318	$(2,767)	$44,551	$(10,399)	$45,110	$34,711
Depreciation, amortization and accretion	21,819	55,809	77,628	13,571	52,413	65,984
Interest expense, net	13,198	41,091	54,289	13,106	15,411	28,517
Income tax expense (benefit)	507	4,803	5,310	39	30,085	30,124
EBITDA	$82,842	$98,936	$181,778	$16,317	$143,019	$159,336
Non-cash stock compensation expense	1,516	1,501	3,017	1,697	435	2,132
Loss (gain) on disposal of assets	(599)	802	203	921	(174)	747
Unrealized loss on commodity derivatives	5,689	—	5,689	735	—	735
Inventory fair value adjustment	(1,581)	(186)	(1,767)	87,307	3,456	90,763
Adjusted EBITDA	$87,867	$101,053	$188,920	$106,977	$146,736	$253,713
Adjusted EBITDA attributable to noncontrolling interest	—	—	—	—	3,936	3,936
Adjusted EBITDA attributable to partners	$87,867	$101,053	$188,920	$106,977	$142,800	$249,777
Cash interest expense (3)			50,681			27,419
Income tax expense (benefit) (current)			(14,574)			537
Maintenance capital expenditures			29,705			8,351
Preacquisition earnings			—			101,950
Distributable cash flow attributable to partners			$123,108			$111,520
Transaction-related expense			976			858
Distributable cash flow attributable to partners, as adjusted			$124,084			$112,378
________________________________

(3)	Reflects the Partnership’s cash interest less the cash interest paid on our VIE debt of $2.3 million during the three months ended September 30, 2015.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following discussion of results compares the operations for the three months ended September 30, 2016 and 2015.
Revenue. Total revenue for the third quarter of 2016 was $4.1 billion, a decrease of $769.5 million from the third quarter of 2015. This decrease is primarily attributable to the following:

•
a decrease in wholesale motor fuel revenue of $613.3 million due to a 26.5%, or a $0.54, decrease in the sales price per wholesale motor fuel gallon, slightly offset by an increase in wholesale motor fuel gallons sold of approximately 62.4 million;

•
a decrease in retail motor fuel revenue of $179.0 million due to a 12.9%, or $0.32, decrease in sales price per retail motor fuel gallon, slightly offset by an increase in gallons sold of approximately 11.6 million; offset by

•	an increase in merchandise revenue of $16.0 million at our company operated convenience stores due to an increase in the number of retail sites.
Gross Profit. Gross profit for the third quarter of 2016 was $577.4 million, an increase of $52.6 million from the third quarter of 2015. This increase is primarily attributable to the following:

•	an increase in the gross profit on wholesale motor fuel of $62.0 million due to a 31.8%, or a $0.65, decrease in the cost per wholesale motor fuel gallon;

•
an increase in the merchandise gross profit of $7.2 million due to the increase in the number of retail sites mentioned above. The related growth impact is $5.0 million, while the organic margin improvement is $2.2 million; offset by

•	a decrease in the gross profit on retail motor fuel of $17.0 million due to the 12.9%, or $0.32, decrease in the sales price per gallon mentioned above.
Total Operating Expenses. Total operating expenses for the third quarter of 2016 were $473.2 million, an increase of $41.8 million from the third quarter of 2015. This increase is primarily attributable to the following:

•
an increase of general and administrative expenses of $21.3 million primarily due to an increase in salaries, wages and recruiting cost of $7.2 million, relocation expenses of $6.0 million, and termination expenses of $7.7 million. These increases are primarily due to the transition of employees from Houston, Texas, Corpus Christi, Texas and Philadelphia, Pennsylvania to Dallas, Texas.

•
an increase in other operating expenses of $9.7 million primarily attributable to our retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites, resulting in a $1.8 million increase in personnel expense as well as a collective increase of $7.9 million of maintenance expenses, property taxes and licenses & permits; and

•	increased depreciation, amortization and accretion expense of $11.6 million due to third-party acquisitions completed in the last six months of 2015.
Interest Expense. Interest expense for the third quarter of 2016 was $54.3 million, an increase of $25.8 million from the third quarter of 2015. This increase is primarily attributable to borrowings under our term loan agreement ("Term Loan"), the issuance of our 2020 and 2021 Senior Notes, as well as the increase in borrowings under our $1.5 billion revolving credit facility expiring September 25, 2019 (as amended, the "2014 Revolver").
Income Tax Expense. Income tax expense for the third quarter of 2016 was $5.3 million, a decrease of $24.8 million from the third quarter of 2015. This decrease is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries.

 The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (in thousands, except gross profit per gallon):

	For the Nine Months Ended September 30,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Revenues
Retail motor fuel	$—	$3,876,542	$3,876,542	$—	$4,597,670	$4,597,670
Wholesale motor fuel sales to third parties	5,544,905	—	5,544,905	7,946,323	—	7,946,323
Wholesale motor fuel sales to affiliates	45,065	—	45,065	8,718	—	8,718
Merchandise	—	1,705,963	1,705,963	—	1,633,102	1,633,102
Rental income	57,210	10,372	67,582	34,327	26,938	61,265
Other	30,164	121,576	151,740	17,876	118,754	136,630
Total revenues	5,677,344	5,714,453	11,391,797	8,007,244	6,376,464	14,383,708
Gross profit
Retail motor fuel	$—	$447,883	$447,883	$—	$483,207	$483,207
Wholesale motor fuel	453,887	—	453,887	331,711	—	331,711
Merchandise	—	545,962	545,962	—	510,132	510,132
Rental and other	78,974	129,991	208,965	48,588	145,563	194,151
Total gross profit	$532,861	$1,123,836	$1,656,697	$380,299	$1,138,902	$1,519,201
Net income (loss) and comprehensive income (loss) attributable to partners	$207,230	$(28,533)	$178,697	$20,800	$36,478	$57,278
Adjusted EBITDA attributable to partners (2)	$261,140	$250,540	$511,680	$214,127	$303,160	$517,287
Distributable cash flow attributable to partners, as adjusted (2)			$327,696			$182,127
Operating Data
Total motor fuel gallons sold:
Retail		1,890,590	1,890,590		1,868,100	1,868,100
Wholesale	3,929,697		3,929,697	3,913,395		3,913,395
Motor fuel gross profit (cents per gallon) (1):
Retail		23.5¢			26.0¢
Wholesale	10.0¢			9.3¢
Volume-weighted average for all gallons			14.4¢			14.7¢
Retail merchandise margin		32.0%			31.2%
_______________________________

(1)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.

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

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
Net income (loss) and comprehensive income (loss)	$207,230	$(28,533)	$178,697	$92,559	$84,992	$177,551
Depreciation, amortization and accretion	60,427	173,991	234,418	47,821	155,106	202,927
Interest expense, net	41,304	91,261	132,565	33,293	24,399	57,692
Income tax expense	1,361	7,529	8,890	898	46,215	47,113
EBITDA	$310,322	$244,248	$554,570	$174,571	$310,712	$485,283
Non-cash stock compensation expense	4,600	4,855	9,455	3,361	2,525	5,886
Loss (gain) on disposal of assets	(1,396)	4,314	2,918	1,069	(175)	894
Unrealized loss on commodity derivatives	8,534	—	8,534	2,926	—	2,926
Inventory fair value adjustments	(60,920)	(2,877)	(63,797)	32,200	1,946	34,146
Adjusted EBITDA	$261,140	$250,540	$511,680	$214,127	$315,008	$529,135
Adjusted EBITDA attributable to noncontrolling interest	—	—	—	—	11,848	11,848
Adjusted EBITDA attributable to partners	$261,140	$250,540	$511,680	$214,127	$303,160	$517,287
Cash interest expense (3)			124,957			49,636
Income tax expense (benefit) (current)			(12,166)			410
Maintenance capital expenditures			73,276			$18,630
Preacquisition earnings			—			270,926
Distributable cash flow attributable to partners			$325,613			$177,685
Transaction-related expenses			2,083			4,442
Distributable cash flow attributable to partners, as adjusted			$327,696			$182,127
__________________________________

(3)	Reflects the Partnership’s cash interest less the cash interest paid on our VIE debt of $7.0 million during the nine months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following discussion of results compares the operations for the nine months ended September 30, 2016 and 2015.
Revenue. Total revenue for the first nine months of 2016 was $11.4 billion, a decrease of $3.0 billion from the first nine months of 2015. This change is primarily attributable to the following:

•
a decrease in wholesale motor fuel revenue of $2.4 billion due to a 30.0%, or a $0.61, decrease in the sales price per wholesale motor fuel gallon, slightly offset by an increase in wholesale motor fuel gallons sold of approximately 16.3 million;

•
a decrease in retail motor fuel revenue of $721.2 million due to a 16.7%, or $0.41, decrease in sales price per retail motor fuel gallon, offset by an increase in gallons sold of approximately 22.5 million; offset by

•	an increase in merchandise revenue of $72.9 million at our company operated convenience stores due to an increase in the number of retail sites.
Gross Profit. Gross profit for the first nine months of 2016 was $1.7 billion, an increase of $137.5 million from the first nine months of 2015. This increase is primarily attributable to the following:

•	an increase in the gross profit on wholesale motor fuel of $122.2 million due to a 34.0%, or $0.66, decrease in the cost per wholesale motor fuel gallon; and

•
an increase in merchandise gross profit of $35.8 million due to the increase in the number of retail sites mentioned above. The related growth impact is $22.8 million, while the organic margin improvement is $13.1 million;

•	an increase in the rental and other gross profit of $14.8 million due to increased other retail income such as car wash, ATM, and lottery income; offset by

•	a decrease in the gross profit on retail motor fuel of $35.3 million due to the 16.7%, or $0.41, decrease in the sales price per retail motor fuel gallon mentioned above.
Total Operating Expenses. Total operating expenses for the first nine months of 2016 were $1.3 billion, an increase of $99.7 million from the first nine months of 2015. This increase is primarily attributable to the following:

•
an increase in general and administrative costs of $34.0 million primarily due to $15.3 million for the transition of employees from Houston, Texas, Corpus Christi, Texas and Philadelphia, Pennsylvania to Dallas, Texas, with the remaining increase due to higher professional fees and other administrative expenses, which includes salaries, wages and recruiting cost and telecommunication;

•
an increase in other operating expenses of $32.5 million primarily attributable to our retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites, resulting in a $25.9 million increase in personnel expense and a $14.2 million collective increase of maintenance, property tax and licenses & permits; partially offset by lower dealer incentive programs of $7.7 million and;

•	an increase in depreciation, amortization and accretion expense of $31.5 million due to third-party acquisitions completed in the last six months of 2015.
Interest Expense. Interest expense for the first nine months of 2016 was $132.6 million, an increase of $74.9 million from the first nine months of 2015. This increase is attributable to borrowings under our Term Loan, the issuance of our 2020, 2023 and 2021 Senior Notes, as well as the increase in borrowings under our 2014 Revolver.
Income Tax Expense. Income tax expense for the first nine months of 2016 was $8.9 million, a decrease of $38.2 million from the first nine months of 2015. This decrease is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries.
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
We had $80.6 million and $72.6 million of cash and cash equivalents on hand as of September 30, 2016 and December 31, 2015, respectively, all of which were unrestricted. As of September 30, 2016, the balance under the 2014 Revolver was $958.2 million, and $23.6 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at September 30, 2016 was $518.2 million. The Partnership was in compliance with all financial covenants at September 30, 2016.
Cash Flows

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in)
Operating activities	$340,628	$349,587
Investing activities	(2,806,681)	(2,172,454)
Financing activities	2,473,991	1,743,910
Net increase (decrease) in cash	$7,938	$(78,957)
Cash Flows Provided by Operations. Cash flows provided by operations are our main source of liquidity. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuel, motor fuel tax and rent. Net cash provided by operations was $340.6 million and $349.6 million for the first nine months of 2016 and 2015, respectively. Cash flows fluctuate with increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.
Cash Flows Used in Investing Activities. Net cash used in investing activities was $2.8 billion and $2.2 billion for the first nine months of 2016 and 2015, respectively, of which $2.5 billion and $1.8 billion in the first nine months of 2016 and 2015, respectively, was due to acquisitions. Capital expenditures were $290.6 million and $342.4 million for the first nine months of 2016 and 2015, respectively. Included in our capital expenditures for the first nine months of 2016 was $73.3 million in maintenance capital and $217.3 million in growth capital. Growth capital relates primarily to new store construction.
Cash Flows Provided by Financing Activities. Net cash provided by financing activities was $2.5 billion and $1.7 billion  for the first nine months of 2016 and 2015, respectively. During the nine months ended September 30, 2016, we:

•	borrowed $2.0 billion and repaid $799.0 million under our Term Loan;

•	borrowed $2.2 billion and repaid $1.7 billion under our 2014 Revolver to fund daily operations;

•	borrowed $800.0 million under our Senior Notes due 2021;

•	paid $285.9 million in distributions to our unitholders, of which $163.2 million was paid to ETP and ETE collectively; and

•	paid $50.0 million in distributions to ETP.
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

Capital Expenditures
We expect capital spending for the full year 2016, excluding acquisitions, to be within the following ranges (in millions):

	Low	High
Maintenance	$100	$110
Growth	360	380
Total projected capital	$460	$490

The above growth capital spending estimate includes at least 35 new-to-industry stores that are planned to be built in 2016.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. As of September 30, 2016, we have $958.2 million borrowed on the 2014 Revolver compared to $450.0 million borrowed at December 31, 2015. The 2014 Revolver matures in September 2019. As of September 30, 2016, we had $2.2 billion outstanding under our Senior Notes, and $1.2 billion outstanding under our Term Loan. See Note 9 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 1,378 positions, representing 57.9 million gallons, outstanding at September 30, 2016 with a negative fair value of $8.8 million.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of September 30, 2016:

	Owned	Leased
Wholesale dealer and consignment sites	549	233
Company-operated convenience stores and fuel outlets	836	509
Warehouses, offices and other	65	59
Total	1,450	801
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2014 Revolver of $958.2 million and $1.2 billion under our Term Loan as of September 30, 2016. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2016, would be to change interest expense by approximately $22.0 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2016 or 2015.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $15.0 million at September 30, 2016.
Sunoco LLC and Susser Petroleum Operating Company LLC (“SPOC”) hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2016, Sunoco LLC and SPOC held approximately $275.0 million  of such inventory. While in storage, volatility and declines in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC and SPOC use futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s and SPOC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2015 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 1,378 positions, representing 57.9 million gallons with a negative fair value of $8.8 million outstanding at September 30, 2016.

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
As of March 31, 2016 (effective January 1, 2016), we completed the acquisition of Sunoco Retail. In recording this acquisition, we followed our normal accounting procedures and internal controls. We started integrating Sunoco Retail into our existing internal control procedures from the date of the acquisition and we do not anticipate the integration of Sunoco Retail to result in changes that would materially affect our internal control over financial reporting.
Excluding the acquisition of Sunoco Retail, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 9, 2016	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Leta McKinley
Leta McKinley
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
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