Form 10-K
period 2016-12-31
Sunoco LP
filed 2017-02-24
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-35653
_______________________________________________
SUNOCO LP
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	30-0740483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8020 Park Lane, Suite 200, Dallas, Texas 75231
(Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (832) 234-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange (NYSE)
Securities registered pursuant to Section 12(g) of the Act: NONE
_______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐  No  ☒
At June 30, 2016, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $1.5 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 98,538,043 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at February 17, 2017.
Documents Incorporated by Reference: None

SUNOCO LP
ANNUAL REPORT ON FORM 10-K

i

PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding our plans, strategies, prospects and expectations concerning our business, results of operations and financial condition. You can identify many of these statements by looking for words such as “believe”, “expect”, “intend”, “project”, “anticipate”, “estimate”, “continue” or similar words or the negative thereof.
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
General
As used in this document, the terms “Partnership”, “SUN”, “we”, “us”, or “our” should be understood to refer to Sunoco LP, known prior to October 27, 2014 as Susser Petroleum Partners LP, and our consolidated subsidiaries as applicable and appropriate.
Overview
We are a growth-oriented Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer Equity, L.P., another publicly traded master limited partnership (“ETE”). The following simplified diagram depicts our organizational structure as of December 31, 2016.

We are engaged in the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, we are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,335 Sunoco-branded company and third-party operated locations.
Effective January 1, 2016, we completed the acquisition from ETP Retail Holdings, LLC ("ETP Retail") of (i) the remaining 68.42% membership interest and 49.9% voting interest in Sunoco, LLC ("Sunoco LLC") and (ii) 100% of the membership interest of Sunoco Retail LLC ("Sunoco Retail"), which immediately prior to the acquisition owned all of the retail assets previously owned by Sunoco, Inc. (R&M), an ethanol plant located in Fulton, NY, 100% of the interests in Sunmarks, LLC and all of the retail assets previously owned by Atlantic Refining and Marketing Corp. This acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no goodwill created. The Partnership’s results of operations include 100% of Sunoco LLC’s and Sunoco Retail’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Sunoco LLC and Sunoco Retail from August 31, 2014.
During 2016, we completed other strategic acquisitions of businesses that operate complementary motor fuel distribution and convenience retail stores (see “Acquisitions” below). As a result of these and previously completed acquisitions, we operate approximately 1,345 convenience stores and fuel outlets in more than 20 states, offering merchandise, food service, motor fuel and other services as of December 31, 2016. Our retail stores operate under several brands, including our proprietary convenience store brands Stripes, APlus, and Aloha Island Mart. We distributed approximately 7.8 billion gallons of motor fuel during 2016 through our convenience stores and consignment locations, contracted independent convenience store operators, and other commercial customers.
Operating Segments and Subsidiaries
We operate our business as two segments, which are primarily engaged in wholesale fuel distribution and retail fuel and merchandise sales, respectively. Our primary operations are conducted by the following consolidated subsidiaries:
Wholesale Subsidiaries

•
Susser Petroleum Operating Company LLC (“SPOC”), a Delaware limited liability company, distributes motor fuel, propane and lubricating oils to Stripes’ retail locations, consignment locations, and third party customers in Texas, New Mexico, Oklahoma, Louisiana, and Kansas.

•
Sunoco LLC, a Delaware limited liability company, primarily distributes motor fuel across more than 26 states throughout the East Coast, Midwest, and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, TX metroplex.

•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel primarily in Virginia, Maryland, Tennessee, and Georgia.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.

•	Susser Holdings Corporation ("Susser"), a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes-branded convenience stores.

•	Sunoco Retail, a Pennsylvania limited liability company, owns and operates convenience stores that sell motor fuel and merchandise primarily in Pennsylvania, New York, and Florida.

•	MACS Retail LLC (“MACS Retail”), a Virginia limited liability company, owns and operates convenience stores in Virginia, Maryland, and Tennessee.

•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.

Acquisitions
On October 12, 2016, we completed the acquisition of the convenience store, wholesale motor fuel distribution, and commercial fuels distribution business serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $55 million. This acquisition includes six company-owned and operated locations, six company-owned and dealer operated locations, wholesale fuel supply contracts for a network of independent dealer-owned and dealer-operated locations, and a commercial fuels business in the Eastern Texas and Louisiana markets. As part of the acquisition, we acquired 13 fee properties, which included the six company operated locations, six dealer operated locations, a bulk plant and an office facility.
On August 31, 2016, we acquired the fuels business (the "Fuels Business") from Emerge Energy Services LP (NYSE: EMES) ("Emerge") for $171 million, inclusive of working capital and other adjustments. The Fuels Business comprises Dallas-based Direct Fuels LLC and Birmingham-based Allied Energy Company LLC, both wholly owned subsidiaries of Emerge, and engages in the processing of transmix and the distribution of refined fuels. As part of the acquisition, we acquired two transmix processing plants with attached refined product terminals. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. for $39 million. The convenience stores acquired include 5 fee properties and 9 leased properties, all of which are company operated. The Kolkhorst acquisition also included supply contracts with dealer-owned and operated sites.
On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $78 million. The acquisition included 19 fee properties (of which 18 are company operated convenience stores and one is a standalone Tim Hortons), one leased Tim Hortons property, and three raw tracts of land in fee for future store development.
See Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on our acquisitions.
Recent Developments
On January 18, 2017, with the assistance of NRC Realty & Capital Advisors, LLC, we launched a portfolio optimization plan to market and sell 99 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale in a ‘buy one, some or all’ format with bids due on March 7, 2017 for the operating sites and on April 4, 2017 for the surplus properties. The Partnership will review all bids before divesting any assets.
On May 2, 2016, we finalized an agreement with the Indiana Toll Road Concession Company to develop and operate 8 travel plazas along the 150-mile toll road. The agreement has a 20-year term with an estimated cost of $31 million. The first series of plaza reconstruction began in the third quarter of 2016, and the total construction period is expected to last two years.
On March 28, 2016, we entered into a Store Development Agreement with Dunkin’ Donuts to be the exclusive developer of Dunkin’ Donuts restaurants in the state of Hawaii for an initial term of eight years. We have committed to building and operating 15 Dunkin’ Donuts restaurants at an estimated cost of $20 million. We anticipate that approximately half the restaurants will be built on existing properties and half will be standalone restaurants developed on properties that will be acquired in the future.
Available Information
Our principal executive offices are located at 8020 Park Lane, Suite 200, Dallas, Texas 75231. Our telephone number is (832) 234-3600. Our internet address is www.sunocolp.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the "SEC"). Information contained on our website is not part of this report. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Relationship with Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.
ETE is a publicly traded master limited partnership that owns our general partner. ETE also directly and indirectly owns equity interests in Energy Transfer Partners, L.P. ("ETP"), Sunoco Logistics Partners L.P. (“SXL”) and the Partnership, all of which are also publicly traded master limited partnerships engaged in diversified energy-related businesses.

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
One of our principal strengths is our relationship with ETE and ETP. As of February 17, 2017, ETE owns 100% of the membership interest in our general partner, a 2.0% limited partner interest in us and all of our incentive distribution rights, and ETP owns a 37.8% limited partnership interest in us. Given the significant joint ownership, we believe ETE and ETP will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of each of ETP and ETE to facilitate organic growth opportunities and accretive acquisitions from third parties, although neither ETE nor ETP is under any obligation to do so.
Commercial Agreements with Affiliates
We are party to the following fee-based commercial agreements with various subsidiaries or affiliates of ETP:

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

•
SXL Transportation and Terminalling Contracts – various agreements with subsidiaries of SXL for pipeline, terminalling and storage services. SXL is a consolidated subsidiary of ETP. We also have agreements with subsidiaries of SXL for the purchase and sale of fuel.

For more information regarding the commercial agreements, please read “Item 13. Certain Relationships, Related Transactions and Director Independence.”
Our Business and Operations
Wholesale Operations Segment
We are a wholesale distributor of motor fuels and other petroleum products which we supply to our retail segment, to third-party dealers and distributors, to independent operators of consignment locations and other consumers of motor fuel. Also included in the wholesale segment are transmix processing plants and refined products terminals. Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel.
We are the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of approximately 5,335 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest and Southeast regions of the United States, including approximately 235 company operated Sunoco-branded locations in Texas. We believe we are one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuels, we also distribute other petroleum products such as propane and lubricating oil, and we receive rental income from real estate that we lease or sublease.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to approximately:

•	1,345 company-operated convenience stores and fuel outlets;

•	165 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;

•	5,550 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,130 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.

Dealer Incentives
In addition to motor fuel distribution, we offer dealers the opportunity to participate in merchandise purchasing and promotional programs arranged with vendors. We believe the vendor relationships we have established through our retail operations and our ability to develop programs provide us with an advantage over other distributors when recruiting new dealers into our network, as well as retaining current dealers. Our dealer incentives give our dealers access to discounted rates on products and services that they would likely not be able to obtain on their own.
Sales to Contracted Third Parties
We distribute fuel under long-term contracts to branded distributors, branded and unbranded convenience stores, and branded and unbranded retail fuel outlets operated by third parties. No single third party dealer or distributor is material to our business.
Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately nine years, with an estimated, volume-weighted term remaining of approximately four years.
Distribution contracts with convenience stores and retail fuel outlets generally commit us to distribute branded (including, but not limited to, Sunoco branded) or unbranded motor fuel to a location or group of locations and arrange for all transportation and logistics. These contracts require, among other things, that dealers maintain the standards established by the applicable fuel brand, if any. The initial term of these contracts range from three to twenty years, with most contracts for ten years.
Our supply contracts and distribution contracts are typically constructed so that we receive either (i) a fee per gallon equal to the posted rack rate, less any applicable commercial discounts, plus transportation costs, taxes and a fixed, volume-based fee, which is usually expressed in cents per gallon, or (ii) receive a variable cent per gallon margin (“dealer tank wagon pricing”).
During 2016, our wholesale business distributed fuel under consignment arrangements at approximately 165 locations. Under these arrangements we generally provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent operators.
We continually seek to expand through the addition of new branded dealers, distributors and consignment locations, new unbranded commercial customers, and through acquisitions of contracts for existing independently operated sites from other distributors. We evaluate potential independent site operators based on their creditworthiness and the quality of their site and operations, including the site’s size and location, projected monthly volumes of motor fuel, monthly merchandise sales, overall financial performance and previous operating experience. We may extend credit to certain dealers based on our credit evaluation process.
Sales to Other Commercial Customers
We distribute unbranded fuel to numerous other customers, including convenience stores, unattended fueling facilities and certain other commercial customers. These customers are primarily commercial, governmental and other parties who buy motor fuel by the load or in bulk and who do not generally enter into exclusive contractual relationships with us, if they enter into a contractual relationship with us at all. Sales to these customers are typically made at a quoted price based upon our cost plus taxes, cost of transportation and a margin determined at time of sale, and may provide for immediate payment or the extension of credit for up to 30 days. We also sell propane, lubricating oil and other petroleum products, such as heating fuels, to our commercial customers on both a spot and contracted basis. In addition, we receive income from the manufacture and wholesale sale of race fuels at our Marcus Hook, Pennsylvania manufacturing facility.
Fuel Supplier Arrangements
We distribute branded motor fuel under the Aloha, Chevron, Citgo, Conoco, Exxon, Mahalo, Mobil, Phillips 66, Shamrock, Shell, Texaco, Sunoco, and Valero brands. We purchase branded motor fuel from major oil companies and refiners under supply agreements. Our largest branded fuel suppliers in terms of volume are Chevron, Exxon, Phillips 66 and Valero. The branded fuel supply agreements generally have an initial term of three to five years. Each supply agreement typically contains provisions relating to payment terms, use of the supplier’s brand names, credit card processing, compliance with other of the supplier’s requirements, insurance coverage and compliance with legal and environmental requirements, among others.
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

Bulk Fuel Purchases
We purchase motor fuel in bulk and hold it in inventory or transport it via pipeline. To mitigate inventory risk, we use commodity futures contracts or other derivative instruments which are matched in quantity and timing to the anticipated usage of the inventory. We also blend in various additives including ethanol and biomass-based diesel.
Terminals and Transmix
We operate two transmix processing facilities and eight refined product terminals (six in Hawaii and two associated with our transmix plants). Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel. Our refined product terminals provide storage and distribution services used to supply our own retail stations as well as third-party customers. In addition, we provide services at our terminals to various third-party throughput customers.
Transportation Logistics
We provide transportation logistics for most of our motor fuel deliveries through our own fleet of fuel transportation vehicles as well as third-party and affiliated transportation providers. We arrange for motor fuel to be delivered from the storage terminals to the appropriate sites in our distribution network at prices consistent with those historically charged to third parties for the delivery of fuel. We also deliver motor fuel, propane, and lubricating oils to commercial customers involved in petroleum exploration and production.
Technology
Technology is an important part of our wholesale operations. We utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time from a personal computer to obtain prices, place orders, and review invoices, credit card transactions and electronic funds transfer notifications. Substantially all of our customer payments are processed by electronic funds transfer. We use an internet-based system to assist with fuel inventory management and procurement and an integrated wholesale fuel system for financial accounting, procurement, billing and inventory management.
Retail Operations Segment
As of December 31, 2016, our retail segment operated approximately 1,345 convenience stores and retail fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. We have company operated sites in more than 20 states, with a significant presence in Texas, Pennsylvania, New York, Florida, Virginia and Hawaii.
As of December 31, 2016, we operated approximately 740 Stripes convenience stores in Texas, New Mexico, Oklahoma and Louisiana. Each store offers a customized merchandise mix based on local customer demand and preferences. We have built approximately 255 large-format convenience stores from January 2000 through December 31, 2016. We have implemented our proprietary, in-house Laredo Taco Company restaurant concept in approximately 470 Stripes convenience stores and intend to implement it in all newly constructed Stripes convenience stores. We also own and operate ATM and proprietary money order systems in most Stripes stores and provide other services such as lottery, prepaid telephone cards, wireless services and car washes.
As of December 31, 2016, we operated approximately 445 retail convenience stores and fuel outlets, primarily under our proprietary and iconic Sunoco fuel brand, and principally located in Pennsylvania, New York and Florida, including approximately 400 APlus convenience stores. Sunoco Retail's convenience stores offer a broad selection of food, beverages, snacks, grocery, and non-food merchandise, as well as motor fuel and other services such as ATM's, money orders, lottery, prepaid telephone cards, and wireless services.
As of December 31, 2016, we operated approximately 160 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, food service, motor fuel and other services. As of December 31, 2016, MACS operated approximately 110 company-operated retail convenience stores and Aloha operated approximately 50 Aloha, Shell, and Mahalo branded fuel stations.
For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19 Segment Reporting” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Merchandise Suppliers
Our retail businesses purchase approximately 46% of total retail merchandise from McLane Company, Inc. We do not maintain additional product inventories other than what is in our stores.
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
Real Estate and Lease Arrangements
As of December 31, 2016, our real estate and lease arrangements are as follows:

	Owned	Leased
Wholesale dealer and consignment sites	491	221
Company-operated convenience stores	856	491
Warehouses, offices and other	91	75
Total	1,438	787
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
Working Capital Requirements
We maintain customary levels of fuel and merchandise inventories, and carry corresponding payables balances to suppliers of those inventories, relating to our convenience store operations. In addition, Sunoco LLC purchases a significant amount of unbranded fuel in bulk and stores it for an extended amount of time. We also have rental obligations relating to leased locations. Our working capital needs will typically fluctuate over the medium to long term with the price of crude oil, and over the short term due to the timing of motor fuel tax, sales tax, interest and rent payments.

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
Environmental Reserves
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $40 million as of December 31, 2016. As of December 31, 2016, we have additional reserves of $53 million that represent our estimate for future asset retirement obligations for underground storage tanks.

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
Air Emissions
The Federal Clean Air Act (the “Clean Air Act”) and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. Under the Clean Air Act and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold or have applied for all necessary air permits and that we are in substantive compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.
Various federal, state and local agencies have the authority to prescribe product quality specifications for the motor fuels that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantive compliance with these regulations.
Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At the federal level, Congress has considered legislation to reduce GHG emissions in the United States. Such federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products. In addition, in May 2016, the EPA issued final standards that would reduce methane emissions from new and modified oil and natural gas production by up to 45% from 2012 levels by 2025. Moreover, in August 2015, EPA issued final rules outlining the Clean Power Plan or CPP which was developed in accordance with President Obama’s Climate Action Plan announced the previous year. Under the CPP, carbon pollution from power plants must be reduced over 30% below 2005 levels by 2030. The current administration under President Trump has expressed an interest in a change in position on GHG initiatives.
Many studies have discussed the relationship between GHG emissions and climate change. One consequence of climate change noted in many of these reports is the increased severity of extreme weather, such as increased hurricanes and floods. Such events could adversely affect our operations through water damage, powerful winds or increased costs for insurance.
Other Government Regulation
The Petroleum Marketing Practices Act, or “PMPA”, is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements. Additionally, we are subject to state petroleum franchise laws as well as laws specific to gasoline retailers and dealers, including state laws that regulate our relationships with third parties to whom we lease sites and supply motor fuels.
Employee Safety
We are subject to the requirements of the Occupational Safety and Health Act, or “OSHA,” and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA’s hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantive compliance with the applicable OSHA requirements.

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
Our Employees
We are managed and operated by the board of directors and executive officers of our General Partner, which has sole responsibility for providing us with the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our General Partner or its affiliates. As of December 31, 2016, our General Partner’s affiliates had approximately 22,500 employees, 332 of which are represented by labor unions or associations, performing services for our operations, with appropriate costs allocated to us. We believe that we and our General Partner and its affiliates have a satisfactory relationship with employees. Information concerning the executive officers of our General Partner is contained in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 1A.	Risk Factors
Risks Related to Our Business
Cash distributions are not guaranteed, and our financial leverage could increase, depending on our performance and other external factors.
Cash distributions to unitholders is principally dependent upon cash generated from operations. The amount of cash generated from operations will fluctuate from quarter to quarter based on a number of factors, some of which are beyond our control, which include, amongst others:

•	demand for motor fuel in the markets we serve, including seasonal fluctuations in demand for motor fuel;

•	competition from other companies that sell motor fuel products or have convenience stores in our market areas;

•	regulatory action affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs;

•	prevailing economic conditions; and

•	volatility of margins for motor fuel.
In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level and timing of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our general working capital needs;

•	reimbursements made to our general partner and its affiliates for all direct and indirect expenses they incur on our behalf pursuant to the partnership agreement;

•	our ability to borrow funds at favorable interest rates and access capital markets;

•	restrictions contained in debt agreements to which we are a party;

•	the level of costs related to litigation and regulatory compliance matters; and

•	the amount of cash reserves established by our general partner in its discretion for the proper conduct of our business.
If our cash flow from operations is insufficient to satisfy our needs, we cannot be certain that we will be able to obtain bank financing or access the capital markets. Further, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the cash distribution rate which could materially decrease our ability to pay distributions. If additional capital resources are unavailable to us from third parties or from our sponsor, our business, financial condition, results of operations and ability to make distributions could be materially adversely affected.
General economic, financial, and political conditions may materially adversely affect our results of operations and financial conditions.
General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. Declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect both of our business segments.
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
The nature of these types of risks, which are often unpredictable, makes them difficult to plan for, or otherwise mitigate, and they are generally uninsurable—which compounds their potential impact on our business.
A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency, in the areas we serve would reduce our ability to make distributions to our unitholders.
Sales of refined motor fuels account for approximately 84% of our total revenues and 55% of our gross profit. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make or increase distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
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
Our concentration of convenience stores along the U.S.-Mexico border increases our exposure to certain cross-border risks that could adversely affect our business and financial condition by lowering our sales revenues.
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
Currently, major cigarette manufacturers offer rebates to retailers. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors along with a possible decline in cigarette demand, could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business and results of operations.
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
Any acquisitions are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.
Any acquisitions involve potential risks, including, amongst others:

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
Integration of assets acquired in past acquisitions or future acquisitions with our existing business will be a complex, time-consuming and costly process, particularly given that assets acquired to date significantly increased our size and diversified the geographic areas in which we operate. A failure to successfully integrate the acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to our unitholders.
The difficulties of integrating past and future acquisitions with our business include, among other things:

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
If any of these risks or other unanticipated liabilities or costs were to materialize, then desired benefits from past acquisitions and future acquisitions resulting in a negative impact to our future results of operations. In addition, acquired assets may perform at levels below the forecasts used to evaluate their acquisition, due to factors beyond our control. If the acquired assets perform at levels below the forecasts, then our future results of operations could be negatively impacted.
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
We do not own all of the land on which our retail service stations are located, and we lease certain facilities and equipment, and we are subject to the possibility of increased costs to retain necessary land use which could disrupt our operations.
We do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 34.6% of the company-or dealer-operated retail service stations where we currently control the real estate. We also have rental agreements for certain logistics facilities.  As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Certain environmental laws, including CERCLA, impose strict, and under certain circumstances, joint and several, liability on the current and former owners and operators of properties for the costs of investigation and removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. Under CERCLA and similar state laws, as persons who arrange for the transportation, treatment, and disposal of hazardous substances, we may also be subject to liability at sites where such hazardous substances come to be located. We may be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from, or in the vicinity of our current or former properties or off-site waste disposal sites. Costs associated with the investigation and remediation of contamination, as well as associated third party claims, could be substantial, and could have a material adverse effect on our business, financial condition, results of operations and our ability to service our outstanding indebtedness. In addition, the presence of, or failure to remediate, identified or unidentified contamination at our properties could materially and adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.
We are required to make financial expenditures to comply with regulations governing underground storage tanks as adopted by federal, state and local regulatory agencies. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures. For example, in July 2015, the EPA published rules that amended existing federal underground storage tank rules, requiring certain upgrades to underground storage tanks and related piping to further ensure the detection, prevention, investigation, and remediation of leaks and spills. Additional expenditures in 2016 were not required to meet the new regulations.
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
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (RFS) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINS”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially be unable to sell RINS to other obligated parties, which may cause an impact on the fuel margins associated with the Partnership’s sale of gasoline.
The occurrence of any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
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
We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our information technology (IT) systems to manage numerous aspects of our business transactions and provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure will not have a material adverse effect on our financial condition or results of operations.
Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data, whether as a result of cyber security attacks or otherwise, or to comply with applicable regulations relating to data security and privacy.
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
Cyber attacks are rapidly evolving and becoming increasingly sophisticated. A successful cyber attack resulting in the loss of sensitive customer, employee or vendor data could adversely affect our reputation, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard against cyber attacks.

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
Our future debt levels may impair our financial condition and our ability to make distributions to our unitholders.
We had $4.6 billion of debt outstanding as of December 31, 2016. We have the ability to incur additional debt under our revolving credit facility, term loan agreement and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:

•	making it more difficult for us to satisfy our obligations with respect to our senior notes and our credit agreements governing our revolving credit facility and term loan;

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, the execution of our growth strategy and other activities;

•
requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt, which would reduce our cash flow available to make distributions to our unitholders and to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other activities;

•
making us more vulnerable to adverse changes in general economic conditions, our industry and government regulations and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions; and

•	placing us at a competitive disadvantage compared with our competitors that have less debt.
In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet other cash needs. Our ability to service our debt depends upon, amongst other things, our financial and operating performance as impacted by prevailing economic conditions, and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service our debt will depend on market interest rates, since the rates applicable to portion of our borrowings fluctuate. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.
Increases in interest rates could reduce the amount of cash we have available for distributions as well as the relative value of those distributions to yield-oriented investors, which could cause a decline in the market value of our common units.
Approximately $2.2 billion of our outstanding indebtedness as of December 31, 2016 bears interest at variable interest rates. Should those rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
Our existing debt agreements have substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our credit agreement, term loan agreement, the indentures governing our senior notes and any future financing agreements may restrict our ability to finance future operations or capital needs, to engage in or expand our business activities or to pay distributions to our unitholders. For example, our credit agreement, term loan agreement and the indentures governing our senior notes restrict our ability to, among other things:

•	incur certain additional indebtedness;

•	incur, permit, or assume certain liens to exist on our properties or assets;

•	make certain investments or enter into certain restrictive material contracts; and

•	merge or dispose of all or substantially all of our assets.
In addition, our credit agreement and term loan agreement contains covenants requiring us to maintain certain financial ratios. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
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
The swaps regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder could have an adverse effect on our ability to use derivative instruments to mitigate the risks of changes in commodity prices and interest rates and other risks associated with our business.
Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules adopted by the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators establish federal regulation of the over-the-counter derivatives market and entities, such as us, participating in that market. As mandated by the Dodd-Frank Act, the CFTC has proposed rules setting limits on the positions market participants may hold in certain core futures and futures equivalent contracts, option contracts or swaps for or linked to certain physical commodities, including certain crude oil and natural gas, subject to exceptions for certain bona fide hedging and certain other types of transactions. Such position limits could compromise our ability to execute our hedging strategies.
Provisions of the Dodd-Frank Act and the CFTC’s rules could require us to clear on a designated clearing organization and execute on certain markets any swap we enter into that falls within a class of swaps designated by the CFTC for mandatory clearing unless we qualify for an exception from such requirements as to such swap. Although we expect to qualify for the end-user exception from such requirements for the swaps we enter into to hedge our commercial risks, if we fail to qualify for that exception as to a swap we enter into and are required to clear that swap, we would have to post margin (in the form of cash or other collateral) with respect to such swap, increasing the cost of entering into and maintaining such swap.
As required by the Dodd-Frank Act, the CFTC and the federal banking regulators have adopted rules requiring certain market participants to collect margin (in the form of cash or other collateral) with respect to uncleared swaps from their counterparties other than non-financial end users of swaps. Those rules have been phased commencing on September 1, 2016. Were we not to qualify as a non-financial end user and have to post margin as to our swaps in the future, our cost of entering into and maintaining swaps would be increased. Our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or contractually require us to post collateral with them for such swaps to offset or reduce their capital costs relating to such swaps.
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

An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2016, our consolidated balance sheet reflected $2.6 billion of goodwill and $1.3 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles ("GAAP)" require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
During the fourth quarter of 2016, we recorded a goodwill impairment charge of $642 million on our retail reporting unit. Additionally, we recorded an intangible asset impairment charge of $32 million on our Laredo Taco Company tradename. See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information.
Risks Related To Our Structure
ETE owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including ETE and ETP, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.
ETE, through its wholly owned subsidiary, ETE Sigma Holdco, LLC, owns and controls our general partner and appoints all of the officers and directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to ETE. Therefore, conflicts of interest may arise between ETE and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

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
If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our general partner and its affiliates. As of December 31, 2016, ETE and its affiliates held approximately 46.6% of our outstanding common units, which constitutes a 39.9% limited partner interest in us.
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
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by ETP or ETE.
As of December 31, 2016, ETP owned 43,487,668 of our common units and ETE owned 2,263,158 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.
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
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders who are treated as holders of corporate stock would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced.
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
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Further, final regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of the qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.
However, any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted, including as a result of fundamental tax reform. Any such changes could negatively impact the value of an investment in our common units.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our Unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our Unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our Unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. The costs of any contest by the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of the proration method we have currently adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.
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
A description of our properties is included in “Item 1. Business.” In addition, we own and lease warehouses and offices in Texas and Hawaii. While we may require additional warehouse and office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
We believe that we have satisfactory title to or valid rights to use all of our material properties. Although some of our properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements and immaterial encumbrances, easements and restrictions, we do not believe that any such burdens will materially interfere with our continued use of such properties in our business, taken as a whole. In addition, we believe that we have, or are in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and have obtained or made all required material registrations, qualifications and filings with, the various state and local government and regulatory authorities which relate to ownership of our properties or the operations of our business.

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
Our Partnership Interest
As of February 17, 2017, we had outstanding 98,538,043 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and incentive distribution rights (“IDRs”). As of February 17, 2017, ETP and ETE directly and indirectly owned approximately 46.4% of our outstanding common units, which constitutes a 39.8% limited partner ownership interest in us. Our general partner, Sunoco GP LLC, is 100% owned by ETE and owns a non-economic general partner interest in us. ETE also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.4375 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “SUN”.
Our common units have been traded on the NYSE since September 20, 2012. The following table sets forth high and low sales prices per common unit and cash distributions declared per common unit for the periods indicated. The last reported sales price for our common units on February 17, 2017 was $28.04.

	Sales Price per Common Unit		Quarterly Cash Distribution
	High	Low	per Unit	Distribution Date
Quarter Ended
December 31, 2016	$29.62	$21.01	$0.8255	February 21, 2017
September 30, 2016	$31.50	$27.11	$0.8255	November 15, 2016
June 30, 2016	$37.25	$28.21	$0.8255	August 15, 2016
March 31, 2016	$40.00	$22.86	$0.8173	May 16, 2016
December 31, 2015	$40.06	$32.01	$0.8013	February 16, 2016
September 30, 2015	$46.08	$29.50	$0.7454	November 27, 2015
June 30, 2015	$54.83	$42.60	$0.6934	August 28, 2015
March 31, 2015	$53.52	$45.00	$0.6450	May 29, 2015
Holders
At the close of business on February 17, 2017, we had nine holders of record of our common units and three holders of record of our Class C units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus, after the payment of distributions to the Class C unitholders, between our common unitholders and the holder of our IDRs based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of the holder of our IDRs and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our common unitholders and the holder of our IDRs for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. ETE has owned our IDRs effective July 1, 2015. ETP previously owned our IDRs from September 2014, and, prior to that period, the IDRs were owned by Susser.

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
The subordination period ended on November 30, 2015, the first business day after we earned and paid at least $1.75 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date. Upon the ending of the subordination period, the 10,939,436 subordinated units owned by subsidiaries of ETP converted into 10,939,436 common units on a one-for-one basis.
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
Class C Units
On January 1, 2016, we issued an aggregate of 16,410,780 Class C units (“Class C Units”) consisting of (i) 5,242,113 Class C Units that were issued to Aloha as consideration for the contribution by Aloha to an indirect wholly owned subsidiary of the Partnership of all of Aloha’s assets relating to the wholesale supply of fuel and lubricants, and (ii) 11,168,667 Class C Units that were issued to indirect wholly owned subsidiaries of the Partnership in exchange for all of the outstanding Class A Units held by such subsidiaries.

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
Equity Compensation Plan
For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters”.

Item 6.	Selected Financial Data
Selected financial data set forth below are presented for the period January 1, 2014 to August 31, 2014 (the “Predecessor”) prior to ETP’s acquisition of Susser on August 29, 2014 (the “ETP Merger”). From September 1, 2014 to December 31, 2014, financial data is presented for the Partnership after the ETP Merger and under the application of “push down” accounting that required its assets and liabilities to be adjusted to fair value on August 31, 2014 (“Successor”). The following tables set forth key operating metrics as of and for the periods indicated and have been derived from our audited historical consolidated financial statements. For the year ended December 31, 2014, we have combined the Predecessor Period and the Successor Period and presented the unaudited financial data on a combined basis for comparative purposes. This combination does not comply with generally accepted accounting principles or the rules for unaudited pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our financial results. The impact from “push down” accounting related to the ETP Merger resulted in a $1.7 billion net change in the fair value of the Partnership’s assets and liabilities and a $4 million decrease in depreciation expense, offset by a $4 million increase in amortization expense.
The 2014 results also reflect the results of the Susser, Sunoco LLC, Sunoco Retail, and MACS acquisitions beginning on September 1, 2014, the initial date of common control, since these acquisitions were accounted for as transactions between entities under common control, and the results of the Aloha acquisition beginning on December 16, 2014.
Prior to our September 25, 2012 initial public offering ("IPO"), our wholesale assets were a part of the integrated operations of Susser. Accordingly, gross profit in the period prior to our IPO includes only gross profit received from third parties for our wholesale distribution services. In addition, the results of operations included results from consignment contracts retained by Susser following the IPO. For this reason, our results of operations are not comparable before and after the IPO.
The selected financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Successor		Combined	Predecessor
	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014 (3)	Year ended December 31, 2013	Year ended December 31, 2012 (1)
	(in millions, except per unit data)
Statement of Income Data:
Total revenues	$15,698	$18,460	$10,835	$4,493	$4,321
Total gross profit	$2,219	$1,984	$637	$71	$52
Operating expenses	$2,467	$1,650	$571	$30	$28
Income (loss) from operations	$(248)	$334	$66	$41	$24
Net income (loss) attributable to limited partners	$(406)	$87	$57	$37	$18
Net income (loss) per common limited partner unit (2)	$(5.26)	$1.11	$1.87	$1.69	$0.42
Net income per subordinated limited partner unit (2)	$—	$1.40	$1.87	$1.69	$0.42
Cash distribution per unit (2)	$3.29	$2.89	$2.17	$1.84	$0.47
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$561	$438	$353	$51	$16
Investing activities	$(3,016)	$(2,455)	$(1,020)	$6	$(191)
Financing activities	$2,501	$1,953	$647	$(56)	$181

	Successor			Predecessor
	As of December 31,
	2016	2015	2014 (3)	2013	2012
	(in millions)
Balance Sheet Data (at period end):
Cash and cash equivalents	$119	$73	$137	$8	$7
Property and equipment, net	$3,373	$3,155	$2,799	$180	$68
Total assets	$8,701	$8,842	$8,773	$390	$356
Total liabilities	$6,505	$3,579	$2,765	$310	$278
Total equity	$2,196	$5,263	$6,008	$80	$78
__________________________________________________

(1)
Results include activity prior to our IPO on September 25, 2012 when our wholesale assets were integrated with Susser. Our results of operations for fiscal 2012 are not comparable before and after September 25, 2012.

(2)	Calculated based on operations since September 25, 2012, the date of our IPO.

(3)
Reflects combined results of the Predecessor period from January 1, 2014 through August 31, 2014, and the Successor period from September 1, 2014 to December 31, 2014. The impact from “push down” accounting related to the ETP Merger resulted in a $1.7 billion net change in the fair value of the Partnership’s assets and liabilities and a $4 million decrease in depreciation expense, offset by a $4 million increase in amortization expense.

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

Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•
our ability to make, complete and integrate acquisitions from affiliates or third-parties, including the recently completed acquisition of the remaining membership interests in Sunoco, LLC ("Sunoco LLC") and Sunoco Retail LLC (“Sunoco Retail”);

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
For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership”, “SUN”, “we”, “us”, or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a growth-oriented Delaware master limited partnership engaged in the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, we are the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of approximately 5,335 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest and Southeast regions of the United States including approximately 235 company-operated Sunoco-branded Stripes locations in Texas.
We are managed by our General Partner. As of February 17, 2017, ETE, a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, a 2.0% limited partner interest in us and all of our incentive distribution rights. ETP, another publicly traded master limited partnership which is also controlled by ETE, owns a 37.8% limited partner interest in us as of February 17, 2017. Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.

In late 2015, we announced plans to open a corporate office in Dallas, Texas. Certain employees have relocated to Dallas from Philadelphia, Pennsylvania, Houston, Texas and Corpus Christi, Texas. The costs incurred in 2016 were $18 million and substantially reflects the total costs for the relocation. We do not anticipate any further material costs related to the relocation during 2017.
On March 31, 2016 (effective January 1, 2016), we completed the acquisition from ETP Retail Holdings, LLC ("ETP Retail"), of (i) the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and (ii) 100% of the membership interest of Sunoco Retail, which immediately prior to the acquisition owned all of the retail assets previously owned by Sunoco, Inc. (R&M), an ethanol plant located in Fulton, NY, 100% of the interests in Sunmarks, LLC and all of the retail assets previously owned by Atlantic Refining and Marketing Corp. (See Note 3 in the accompanying Notes to Consolidated Financial Statements for more information).
We believe we are one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil, and we receive rental income from real estate that we lease or sublease.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii, to approximately:

•	1,345 company-operated convenience stores and fuel outlets;

•	165 independently operated consignment locations where we sell motor fuel to retail customers under consignment arrangements with such operators;

•	5,550 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,130 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail segment operates approximately 1,345 convenience stores and fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services. We sold 2.5 billion retail gallons at these sites during the twelve months ended December 31, 2016. We opened 28 new retail sites during the twelve months ended December 31, 2016.
We operate approximately 740 Stripes convenience stores that carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. Our proprietary, in-house Laredo Taco Company restaurant is implemented in approximately 470 Stripes convenience stores and we intend to implement it in all newly constructed Stripes convenience stores. Additionally, we have 56 national branded restaurant offerings in our Stripes stores.
We operate approximately 445 retail convenience stores and fuel outlets under our proprietary and iconic Sunoco fuel brand, which are primarily located in Pennsylvania, New York, and Florida, including approximately 400 APlus convenience stores.
We operate approximately 160 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuels and other services.
Acquisitions and Recent Developments
On January 18, 2017, with the assistance of NRC Realty & Capital Advisors, LLC, we launched a portfolio optimization plan to market and sell 99 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale in a ‘buy one, some or all’ format with bids due on March 7, 2017 for the operating sites and on April 4, 2017 for the surplus properties. The Partnership will review all bids before divesting any assets.
On October 12, 2016, we completed the acquisition of the convenience store, wholesale motor fuel distribution, and commercial fuels distribution business serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $55 million. This acquisition includes six company-owned and operated locations, six company-owned and dealer operated locations, wholesale fuel supply contracts for a network of independent dealer-owned and dealer-operated locations, and a commercial fuels business in the Eastern Texas and Louisiana markets. As part of the acquisition, we acquired 13 fee properties, which included the six company operated locations, six dealer operated locations and a bulk plant and an office facility.
On August 31, 2016, we acquired the fuels business (the "Fuels Business") from Emerge Energy Services LP (NYSE: EMES) ("Emerge") for $171 million, inclusive of working capital and other adjustments. The Fuels Business comprises Dallas-based Direct Fuels LLC and Birmingham-based Allied Energy Company LLC, both wholly owned subsidiaries of Emerge, and engages in the processing of transmix and the distribution of refined fuels. As part of the acquisition, we acquired two transmix processing plants with attached refined product terminals. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. for $39 million. The convenience stores acquired include 5 fee properties and 9 leased properties, all of which are company operated. The Kolkhorst acquisition also included supply contracts with dealer-owned and operated sites.
On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $78 million. The acquisition included 19 fee properties (of which 18 are company operated convenience stores and one is a standalone Tim Hortons), one leased Tim Hortons property, and three raw tracts of land in fee for future store development.
On May 2, 2016, we finalized an agreement with the Indiana Toll Road Concession Company to develop and operate 8 travel plazas along the 150-mile toll road. The agreement has a 20-year term with an estimated cost of $31 million. The first series of plaza reconstruction began in the third quarter of 2016, and the total construction period is expected to last two years.
On March 28, 2016, we entered into a Store Development Agreement with Dunkin’ Donuts to be the exclusive developer of Dunkin’ Donuts restaurants in the state of Hawaii for an initial term of eight years. We have committed to building and operating 15 Dunkin’ Donuts restaurants at an estimated cost of $20 million. We anticipate that approximately half the restaurants will be built on existing properties and half will be standalone restaurants developed on properties that will be acquired in the future.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. We base our expectations on information currently available to us and assumptions made by us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results. Read “Item 1A. Risk Factors” included herein for additional information about the risks associated with purchasing our common units.
Regional Trends
A significant portion of our business is conducted in Texas, where the economy has continued to fare better than many other parts of the nation, partly as a result of a relatively stable housing market, strong population growth and job creation. Declines in crude oil pricing in 2015 and a portion of 2016 resulted in a slowdown in economic activity in our West and South Texas markets, however, a portion of this economic activity as begun to improve due to the recent stabilization of crude oil pricing. In addition, a portion of our convenience stores are located in close proximity to the Mexican border. The relative weakness of the Mexican peso compared to the U.S. dollar and the resultant reduced purchasing power of our customers who are Mexican citizens as well as the impact of changing relationships between the U.S. and Mexico may adversely impact sales volumes in these stores.
Industry Consolidation
There has been considerable consolidation in our industry as major integrated oil companies continue to divest sites they own or lease, and independent dealers continue to experience pressure from increased competition from non-traditional fuel suppliers, such as Walmart and grocery store chains. We capitalized on the complementary relationship between our wholesale and retail business by pursuing mixed asset acquisition opportunities which may not be attractive to a pure wholesaler or pure retailer. We believe that certain strategic opportunities will continue to exist for us related to these divestitures that will provide us with opportunities to grow our fuel, merchandise, and rental income revenues.
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

•
Gross profit per gallon. Gross profit per gallon is calculated as the gross profit on motor fuel (excluding non-cash fair value adjustments) divided by the number of gallons sold, and is typically expressed as cents per gallon. Our gross profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail gross profit per gallon is heavily impacted by volatile pricing and intense competition from club stores, supermarkets and other retail formats, which varies based on the market.

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

•
EBITDA, Adjusted EBITDA and distributable cash flow. EBITDA as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense. Adjusted EBITDA is further adjusted to exclude allocated non-cash compensation expense, unrealized gains and losses on commodity derivatives and inventory fair value adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. We define distributable cash flow as Adjusted EBITDA less cash interest expense, including the accrual of interest expense related to our long-term debt which is paid on a semi-annual basis, current income tax expense, maintenance capital expenditures and other non-cash adjustments.

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
Beginning with the acquisition of MACS on October 1, 2014, we began operating our business in two primary operating segments, wholesale and retail, both of which are included as reportable segments. As a result, the year ended December 31, 2014 includes our retail operations segment beginning in September 1, 2014.
Key operating metrics set forth below include operating results for the years ended December 31, 2016 and December 31, 2015, for the period from September 1, 2014 to December 31, 2014 (the "Successor"), and for the period from January 1, 2014 to August 31, 2014 prior to the ETP Merger (the “Predecessor”). Successor period financial data is presented for the Partnership after the ETP Merger and under the application of “push down” accounting that required its assets and liabilities to be adjusted to fair value on August 31, 2014. For the year ended December 31, 2014, we have combined the Predecessor period and the Successor period from September 1, 2014 to December 31, 2014 and presented the unaudited financial data on a combined basis for comparative purposes. This combination does not comply with generally accepted accounting principles or the rules for unaudited pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our financial results.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended December 31,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(dollars and gallons in millions, except motor fuel pricing and gross profit per gallon)
Revenues:
Retail motor fuel	$—	$5,261	$5,261	$—	$5,891	$5,891
Wholesale motor fuel sales to third parties	7,812	—	7,812	10,104	—	10,104
Wholesale motor fuel sale to affiliates	62	—	62	20	—	20
Merchandise	—	2,272	2,272	—	2,178	2,178
Rental income	76	14	90	52	29	81
Other	45	156	201	28	158	186
Total revenues	$7,995	$7,703	$15,698	$10,204	$8,256	$18,460
Gross profit:
Retail motor fuel	$—	$611	$611	$—	$635	$635
Wholesale motor fuel	613	—	613	407	—	407
Merchandise	—	716	716	—	680	680
Rental and other	110	169	279	75	187	262
Total gross profit	$723	$1,496	$2,219	$482	$1,502	$1,984
Net income (loss) and comprehensive income (loss) attributable to limited partners	$269	$(675)	$(406)	$(5)	$92	$87
Adjusted EBITDA attributable to partners (2)	$337	$328	$665	$304	$411	$715
Distributable cash flow attributable to partners, as adjusted (2)			$390			$272
Operating Data:
Total motor fuel gallons sold:
Retail		2,517	2,517		2,488	2,488
Wholesale	5,288		5,288	5,154		5,154
Motor fuel gross profit cents per gallon (1):
Retail		24.0¢	24.0¢		26.4¢	26.4¢
Wholesale	9.8¢		9.8¢	9.4¢		9.4¢
Volume-weighted average for all gallons			14.4¢			14.9¢
Retail merchandise margin		31.5%			31.2%
_______________________________

(1)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define EBITDA, Adjusted EBITDA and distributable cash flow as described above under "Key Measures Used to Evaluate and Assess Our Business".

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the years ended December 31, 2016 and 2015:

	Year Ended December 31
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(in millions)
Net income (loss) and comprehensive income (loss)	$269	$(675)	$(406)	$92	$102	$194
Depreciation, amortization and accretion	94	225	319	68	210	278
Interest expense, net	59	130	189	55	33	88
Income tax expense (benefit)	5	(36)	(31)	4	48	52
EBITDA	$427	$(356)	$71	$219	$393	$612
Non-cash compensation expense	6	7	13	4	4	8
Loss (gain) on disposal of assets & impairment charge	(3)	683	680	1	(2)	(1)
Unrealized losses on commodity derivatives	5	—	5	2	—	2
Inventory adjustments (4)	(98)	(6)	(104)	78	20	98
Adjusted EBITDA	$337	$328	$665	$304	$415	$719
Net income attributable to noncontrolling interest	—	—	—	—	4	4
Adjusted EBITDA attributable to partners	$337	$328	$665	$304	$411	$715
Cash interest expense (3)			178			76
Income tax expense (current)			—			(18)
Maintenance capital expenditures			106			35
Preacquisition earnings			—			356
Distributable cash flow attributable to partners			$381			$266
Transaction-related expenses			9			6
Distributable cash flow attributable to partners, as adjusted			$390			$272
_______________________________

(3)	Reflects the partnership’s cash interest less the cash interest paid on our VIE debt of $9 million during the year ended December 31, 2015.

(4)	Due to the change in fuel prices, we recorded a write-down on the value of fuel inventory of $98 million at December 31, 2015.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following discussion of results for 2016 compared to 2015 compares the operations for the years ended December 31, 2016 and 2015, respectively.
Revenue. Total revenue for 2016 was $15.7 billion, a decrease of $2.8 billion from 2015. The decrease is primarily attributable to the following changes in revenue:

•
a decrease in wholesale motor fuel revenue of $2.3 billion due to a 24.2%, or a $0.48, decrease in the sales price per wholesale motor fuel gallon, slightly offset by an increase in wholesale motor fuel gallons sold of approximately 134 million;

•
a decrease in retail motor fuel revenue of $630 million due to a 11.7%, or $0.28, decrease in sales price per retail motor fuel gallon, slightly offset by an increase in gallons sold of approximately 29 million; offset by

•	an increase in merchandise revenue of $94 million at our company operated convenience stores due to an increase in the number of retail sites.
Gross Profit. Gross profit for 2016 was $2.2 billion, an increase of $235 million from 2015. The increase in gross profit is attributable to the following:

•	an increase in the gross profit on wholesale motor fuel of $206 million primarily due to a 28.7%, or $0.55, decrease in the cost per wholesale motor fuel gallon; and

•
an increase in merchandise gross profit of $36 million due to the increase in the number of retail sites mentioned above. The related growth impact is $29 million, while the organic margin improvement is $7 million;

•	an increase in the rental and other gross profit of $17 million due to increased other retail income such as car wash, ATM, and lottery income; offset by

•
a decrease in the gross profit on retail motor fuel of $24 million primarily due to the 11.7%, or $0.28, decrease in the sales price per retail motor fuel gallon mentioned above, slightly offset by an increase in gallons sold mentioned above.

Total Operating Expenses. Total operating expenses for 2016 were $2.5 billion, an increase of $817 million from 2015. The increase in total operating expenses is attributable to the following:

•
an increase in general and administrative costs of $52 million primarily due to $18 million for the transition of employees from Houston, Texas, Corpus Christi, Texas and Philadelphia, Pennsylvania to Dallas, Texas, with the remaining increase primarily due to higher professional fees, acquisition costs and other administrative expenses, which includes salaries and wages;

•
an increase in other operating expenses of $43 million primarily attributable to our retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites, resulting in a $30 million increase in personnel expense and a $24 million increase of maintenance, property tax, advertising and licenses & permits, slightly offset by lower dealer incentives;

•
an increase in depreciation, amortization and accretion expense of $41 million primarily due to acquisitions and new store construction completed in the last quarter of 2015 and throughout the year in 2016;

•	a goodwill impairment charge of $642 million on our retail reporting unit and an intangible asset impairment charge of $32 million on our Laredo Taco Company tradename; and

•	an increase of $7 million as a result of an increased loss on disposals of assets.
Interest Expense. Interest expense was $189 million in 2016, an increase of $101 million from 2015. The increase is primarily attributable to the borrowings under our term loan agreement that we entered into on March 31, 2016 ("Term Loan"), the issuance of our $800 million 6.250% senior notes due 2021 (the "2021 Senior Notes"), the longer interest period in 2016 for $600 million 5.500% senior notes due 2020 (the “2020 Senior Notes”) and $800 million 6.375% senior notes due 2023 (the “2023 Senior Notes”) as these two notes were issued in 2015, as well as the increase in borrowings under our revolving credit facility that we entered into on September 25, 2014 (the "2014 Revolver").
Income Tax Expense/(Benefit). Income tax benefit was $31 million for 2016, a change of $83 million from $52 million of income tax expense for 2015. The change is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries in 2016.

The following table sets forth, for the periods indicated, information concerning key measures we rely on the gauge our operating performance:

	Year Ended December 31,
	2015			2014
	Wholesale	Retail	Total	Wholesale (2)	Retail (2)	Total (1)
	(dollars and gallons in millions, except motor fuel pricing and gross profit per gallon)
Revenues:
Retail motor fuel	$—	$5,891	$5,891	$—	$2,377	$2,377
Wholesale motor fuel sales to third parties	10,104	—	10,104	5,510	—	5,510
Wholesale motor fuel sale to affiliates	20	—	20	2,200	—	2,200
Merchandise	—	2,178	2,178	—	651	651
Rental income	52	29	81	27	10	37
Other	28	158	186	3	57	60
Total revenues	$10,204	$8,256	$18,460	$7,740	$3,095	$10,835
Gross profit:
Retail motor fuel	$—	$635	$635	$—	$271	$271
Wholesale motor fuel	407	—	407	77	—	77
Merchandise	—	680	680	—	196	196
Rental and other	75	187	262	35	58	93
Total gross profit	$482	$1,502	$1,984	$112	$525	$637
Net income (loss) and comprehensive income (loss) attributable to limited partners (6)	$(5)	$92	$87	$72	$(15)	$57
Adjusted EBITDA attributable to partners (6,7)	$304	$411	$715	$191	$182	$373
Distributable cash flow attributable to partners, as adjusted (6,7)			$272			$99
Operating Data:
Total motor fuel gallons sold:
Retail		2,488	2,488		787	787
Wholesale (3)	5,154		5,154	1,744		1,744
Wholesale contract affiliated (4)				777		777
Motor fuel gross profit cents per gallon (5):
Retail		26.4¢	26.4¢		36.4¢	36.4¢
Wholesale (3)	9.4¢		9.4¢	10.6¢		10.6¢
Wholesale contract affiliated (4)				3.0¢		3.0¢
Volume-weighted average for all gallons			14.9¢			19.6¢
Retail merchandise margin		31.2%			30.2%
_______________________________

(1)
Reflects combined results of the Predecessor period from January 1, 2014 through August 31, 2014, and the Successor period from September 1, 2014 to December 31, 2014. The impact in the Successor period from “push down” accounting related to the ETP Merger resulted in a $4 million decrease in depreciation expense, offset by a $4 million increase in amortization expense.

(2)	Reflects MACS and Sunoco LLC wholesale operations and MACS, Sunoco Retail and Susser retail operations, beginning September 1, 2014.

(3)	Reflects all wholesale transactions excluding those pursuant to the Susser Distribution Contract for January 1, 2014 through August 31, 2014 at a set three cent margin as dictated by the agreement.

(4)	Reflects transactions in the Predecessor Period pursuant to the Susser Distribution Contract at a set three cent margin as dictated by agreement.

(5)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.

(6)	Excludes the noncontrolling interest results of operations related to our consolidated variable interest entities (“VIEs”).

(7)	We define EBITDA, Adjusted EBITDA and distributable cash flow as described above under "Key Measures Used to Evaluate and Assess Our Business".

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the years ended December 31, 2015and 2014:

	Year Ended December 31
	2015			2014
	Wholesale	Retail	Total	Wholesale (2)	Retail (2)	Total (1)
	(in millions)
Net income (loss) and comprehensive income (loss)	$92	$102	$194	$(100)	$70	$(30)
Depreciation, amortization, and accretion	68	210	278	35	61	96
Interest expense, net	55	33	88	7	9	16
Income tax expense	4	48	52	68	12	80
EBITDA	$219	$393	$612	$10	$152	$162
Non-cash compensation expense	4	4	8	5	4	9
Loss (gain) on disposal of assets & impairment charge	1	(2)	(1)	—	(1)	(1)
Unrealized (gains) losses on commodity derivatives	2	—	2	(1)	—	(1)
Inventory adjustments (9)	78	20	98	177	28	205
Adjusted EBITDA	$304	$415	719	$191	$183	$374
Net income attributable to noncontrolling interest	—	4	4	—	1	1
Adjusted EBITDA attributable to partners	$304	$411	$715	$191	$182	$373
Cash interest expense (8)			76			12
Income tax expense (current)			(18)			3
Maintenance capital expenditures			35			5
Preacquisition earnings			356			260
Distributable cash flow attributable to partners			$266			$93
Transaction-related expenses			6			6
Distributable cash flow attributable to partners, as adjusted			$272			$99
_______________________________

(8)	Reflects the partnership’s cash interest less the cash interest paid on our VIE debt of $9 million during the year ended December 31, 2015.

(9)	Due to the change in fuel prices, we recorded a $98 million and $205 million write-down of the value of fuel inventory during the years ended December 31, 2015 and 2014, respectively.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 (Combined Basis)
The following discussion of results for 2015 compared to 2014 compares the operations for the years ended December 31, 2015 and 2014, respectively. The year ended December 31, 2014 consists of results of operations from the Predecessor and Successor periods, reflecting “push down” accounting after the ETP Merger. The acquisitions of MACS, Susser, Sunoco LLC, and Sunoco Retail were considered transactions between entities under common control, and as such, results are reflected as of September 1, 2014, the initial date of common control for accounting purposes.
Revenue. Total revenue for 2015 was $18.5 billion, an increase of $7.6 billion from 2014. The increase is primarily attributable to the following changes in revenue, slightly offset by a year-over-year decrease in average fuel pricing in continuing operations:

•
an increase in wholesale motor fuel revenue of $2.4 billion, of which $3.4 billion is due to the addition of the Sunoco LLC business, partially offset by a $1.1 billion decrease in sales to affiliates in our legacy wholesale business due to the acquisition and consolidation of Susser, an affiliate in the Predecessor Period;

•	the addition of retail fuel revenue totaling $3.5 billion and merchandise revenue of $1.5 billion, attributable to the addition of MACS, Susser, Aloha and Sunoco Retail operations; and

•
an increase in rental and other revenue of $171 million as a result of a $45 million increase in rental income primarily due to the addition of the MACS, Susser, Sunoco LLC, and Sunoco Retail businesses and a $126 million increase in other income primarily related to increased other retail income such as car wash, ATM, and lottery income.

Gross Profit. Gross profit for 2015 was $2.0 billion, an increase of $1.4 billion from 2014. The increase in gross profit is attributable to the following:

•	an increase in the gross profit on wholesale motor fuel sales of $330 million, primarily due to the addition of the Sunoco LLC business;

•	the addition of $364 million of gross profit on retail motor fuel sales and $484 million of gross profit on merchandise sales related to our MACS, Susser, Aloha, and Sunoco Retail operations; and

•	an increase in rent and other gross profit of $169 million related to rental income and other retail revenue items as mentioned above.
Total Operating Expenses. Total operating expenses for 2015 were $1.7 billion, an increase of $1.1 billion from 2014. The increase in total operating expenses is attributable to the following:

•
an increase in general and administrative expenses of $109 million, of which $49 million, $41 million and $6 million is due to the addition of Sunoco LLC, Susser, and Sunoco Retail, respectively, $6 million of acquisition related costs, and the remaining being attributable to MACS and Aloha;

•
an increase in other operating expenses of $691 million, of which $322 million, $62 million, $35 million, $29 million and $244 million are attributable to the Susser, MACS, Aloha, Sunoco LLC, and Sunoco Retail businesses, respectively;

•
increased depreciation, amortization and accretion expense of $181 million, of which $53 million, $49 million, and $51 million is attributable to the Sunoco LLC business, the MACS and Aloha, and the Sunoco Retail businesses, respectively, with the remainder being attributable to Susser; and

•	the impact from “push down” accounting related to the ETP Merger resulted in a $4 million decrease in depreciation expense, offset by a $4 million increase in amortization expense.
Interest Expense. Interest expense increased primarily due to the issuance of our 2020 Senior Notes and 2023 Senior Notes, as well as the increase in borrowings under the 2014 Revolver.
Income Tax Expense. Income tax expense for 2015 and 2014 was $52 million and $80 million, respectively. The decrease is primarily due to the revaluation of investments in affiliates.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K may also significantly impact our liquidity.
As of December 31, 2016, we had $119 million of cash and cash equivalents on hand and borrowing capacity of $469 million under the 2014 Revolver. Based on our current estimates, we expect to utilize capacity under the 2014 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs through the end of 2017; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

Cash Flows

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1 2014 through August 31, 2014
	(in millions)
Net cash provided by (used in)
Operating activities	$561	$438	$320	$33
Investing activities	(3,016)	(2,455)	(953)	(67)
Financing activities	2,501	1,953	618	29
Net increase (decrease) in cash	$46	$(64)	$(15)	$(5)
Cash Flows Provided by Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $561 million and $438 million for 2016 and 2015, respectively. The growth in cash flows from operations is primarily attributable to continuing growth in the underlying business. Cash flows also fluctuate with increases or decreases in accounts receivable and accounts payable, which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.
Cash Flows Used in Investing Activities. Net cash used in investing activities was $3.0 billion and $2.5 billion for 2016 and 2015, respectively, of which $2.5 billion and $1.9 billion for 2016 and 2015, respectively, was due to acquisitions. Capital expenditures, were $439 million and $491 million for 2016 and 2015, respectively. Included in our capital expenditures for 2016 was $106 million in maintenance capital and $333 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.
Cash Flows Provided by Financing Activities. Net cash provided by financing activities was $2.5 billion and $2.0 billion for 2016 and 2015, respectively. During year ended December 31, 2016 we:

•	borrowed $2.0 billion and repaid $808 million under Term Loan;

•	borrowed $2.8 billion and repaid $2.3 billion under our 2014 Revolver to fund daily operations;

•	borrowed $800 million under our 2021 Senior Notes;

•	paid $386 million in distributions to our unitholders, of which $222 million was paid to ETP and ETE collectively; and

•	paid $50 million in distributions to ETP.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership ("Class C Units") on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On February 1, 2017, we declared a quarterly distribution totaling $81 million, or $0.8255 per common unit based on the results for the three months ended December 31, 2016, excluding distributions to Class C unitholders. The distribution was paid on February 21, 2017 to all unitholders of record on February 13, 2017.
Capital Expenditures
We currently expect to spend approximately $200 million on growth capital and $90 million on maintenance capital for the full year 2017.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of December 31, 2016, we had $1.0 billion borrowed on the 2014 Revolver compared to $450 million borrowed at December 31, 2015. Further, as of December 31, 2016, we had $2.2 billion outstanding under our Senior Notes and $1.2 billion outstanding under our Term Loan. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions. Our contractual obligations as of December 31, 2016 were as follows:

	Payments Due by Years
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt obligations, including current portion (1)	$4,561	$5	$2,253	$1,412	$891
Interest payments (2)	1,027	221	431	226	149
Operating lease obligations (3)	870	110	188	157	415
Total	$6,458	$336	$2,872	$1,795	$1,455
_______________________________

(1)
Payments include required principal payments on our debt, capital lease obligations and sale leaseback obligations (see Note 10 to our Consolidated Financial Statements). Assumes the balance of the 2014 Revolver, of which the balance at December 31, 2016 was $1.0 billion, remains outstanding until the 2014 Revolver matures in September 2019.

(2)
Includes interest on outstanding debt, capital lease obligations and sale leaseback financing obligations. Includes interest on the 2014 Revolver balance as of December 31, 2016 and commitment fees on the unused portion of the facility through September 2019 using rates in effect at December 31, 2016.

(3)	Includes minimum rental commitments under non-cancelable leases, net of sublet rental income.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 979 positions, representing 41 million gallons, outstanding at December 31, 2016 with a negative fair value of $5 million.
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
Quarterly Results of Operations
See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 21. Selected Quarterly Financial Data (unaudited)” for financial and operating quarterly data for each quarter of 2016 and 2015.
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
At December 31, 2016, we had goodwill recorded in conjunction with past business acquisitions and “push down” accounting totaling $2.6 billion. Under GAAP, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have four reportable units that are appropriate for testing goodwill impairment.
Long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.
During the fourth quarter of 2016, we performed goodwill impairment tests on our reporting units and recognized a goodwill impairment charge of $642 million on our Retail reporting unit primarily due to changes in assumptions related to projected future revenues and cash flows from the dates this goodwill was originally recorded. The goodwill in the Retail reporting unit is comprised primarily of amounts recorded as a result of the purchase price allocations for ETP’s acquisitions of Sunoco, Inc. and MACS in 2012 and 2013, respectively. The impairment charge was driven primarily by changes in our organizational and capital structure following the completion of the dropdown transactions from ETP in 2014, 2015, and 2016 and changes in our construction plan for new-to-industry sites. Additionally, we performed impairment tests on our indefinite-lived intangible assets during the fourth quarter of 2016 and recognized a $32 million impairment charge on our Laredo Taco Company tradename primarily due to decreases in projected future revenues and cash flows from the date this intangible asset was originally recorded. This was driven primarily by changes in our construction plan for new-to-industry sites and decreases in sales volume in oil field producing regions in which we have operations.
The Partnership determined the fair value of our reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
Stock and Unit-Based Compensation. Our General Partner issues phantom unit awards to certain directors and employees under the Sunoco LP 2012 Long-Term Incentive Plan (see Note 18 to our Consolidated Financial Statements). Related expenses are included within general and administrative expenses in our consolidated statement of operations.
Income Taxes. As a limited partnership we are generally not subject to state and federal income tax and would therefore not recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through our wholly-owned taxable corporate subsidiary for which we have recognized deferred income tax liabilities and assets. These balances, as well as any income tax expense, are determined through management’s estimations, interpretation of tax laws of multiple jurisdictions and tax planning strategies. If our actual results differ from estimated results due to changes in tax laws, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustments in the future as additional facts become known or as circumstances change.
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
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2014 Revolver of $1.0 billion and $1.2 billion under our Term Loan as of December 31, 2016. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 31, 2016 would be to change interest expense by approximately $22 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the twelve months ended December 31, 2016 and 2015.

Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $22 million at December 31, 2016.
Sunoco LLC and Susser Petroleum Operating Company LLC ("SPOC") hold working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks and transmix in storage. As of December 31, 2016, Sunoco LLC and SPOC held approximately $329 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC and SPOC use futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME, and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s and SPOC's policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC and SPOC also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2016 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 979 positions representing 41 million gallons with a negative fair value of $5 million outstanding at December 31, 2016.

Item 8.	Financial Statements and Supplementary Data
See Index to Consolidated Financial Statements at Part IV, Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act), that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2016, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2016, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Sunoco LP
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Dallas, Texas
February 24, 2017

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interests in our General Partner are solely owned by ETE Sigma Holdco, LLC ("ETE Holdco"), a wholly owned subsidiary of Energy Transfer Equity, L.P. (“ETE”). Prior to August 20, 2015, the membership interests in our General Partner were solely owned by Energy Transfer Partners, L.P. (“ETP”). As the sole member of our General Partner, ETE Holdco is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner's limited liability company agreement provides that our General Partner's Board of Directors (the "Board") shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2016, the Board consisted of seven persons, three of whom qualify as "independent" under the listing standards of the New York Stock Exchange ("NYSE") and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as "independent" under the NYSE's listing standards, SEC rules and our governance guidelines are James W. Bryant, W. Brett Smith and K. Rick Turner.
As a limited partnership, we are not required by the rules of the NYSE to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that the individuals appointed as directors have experience, skills and qualifications relevant to our business and have a history of service in senior leadership positions with the qualities and attributes required to provide effective oversight of the Partnership. Our Board met eleven times during fiscal year 2016 and each of our current directors, following their appointment, attended at least 75% of those meetings, and 75% of the meetings of any committees on which they served.
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
Committees of the Board of Directors
The Board has established standing committees to consider designated matters. The standing committees of the Board are: the audit committee and the compensation committee. The listing standards of the NYSE do not require boards of directors of publicly traded limited partnerships to be composed of a majority of independent directors, nor are they required to have a standing nominating or compensation committee. Notwithstanding, the Board has elected to have a standing compensation committee. We do not have a nominating committee in view of the fact that ETE Holdco, which owns our General Partner, appoints the directors to our Board. The Board has adopted governance guidelines for the Board and charters for each of the audit and compensation committees.
Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The current members of the audit committee are James W. Bryant, W. Brett Smith and K. Rick Turner, each of whom are independent under the NYSE’s standards and SEC’s rules for audit committee members. In addition, the Board has determined that Mr. Turner, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations. For a portion of 2016, Mr. Turner served as a member of the audit committee of three other publicly traded companies, including ETE in addition to his service as a member of our audit committee. As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board has determined that such simultaneous service did not impair Mr. Turner’s ability to effectively serve on our audit committee.
The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investor-relations. The audit committee held four meetings during 2016.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Turner and includes Mr. Smith. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2016, neither Mr. Turner nor Mr. Smith was an officer or employee of affiliates of ETE, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Turner nor Mr. Smith is a former employee of affiliates of ETE. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investor-relations. The compensation committee held three meetings during 2016.
Code of Ethics
The Board has approved a Code of Business Conduct and Ethics which is applicable to all directors, officers and employees of our General Partner and its affiliates, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Business Conduct and Ethics is available on our website at http://www.sunocolp.com/investor-relations (under the ‘Investor Relations/Corporate Governance’ tab) and in print without charge to any unit holder who sends a written request to our secretary at our principal executive offices at 8020 Park Lane, Suite 200, Dallas, Texas 75231. We intend to post any amendments of this code, or waivers of its provisions applicable to directors or executive officers of our general partner, including its principal executive officer and principal financial officer, at this location on our website.
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
Note that the preceding Internet addresses are for information purposes only and are not intended to be hyperlinked. Accordingly, no information found or provided at those Internet addresses or at our website in general is intended or deemed to be incorporated by reference herein.
Executive Officers and Directors of our General Partner
The following table shows information about the current executive officers and directors of our General Partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors, and board of directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board.

Name	Age	Position With Our General Partner
Matthew S. Ramsey	61	Chairman of the Board
Robert W. Owens	63	Director, President and Chief Executive Officer
Cynthia A. Archer	63	Executive Vice President, Chief Marketing Officer
Arnold D. Dodderer	49	General Counsel
Karl R. Fails	42	Executive Vice President, Supply & Trading
Boyd E. Foster	68	Executive Vice President, Manufacturing & Distribution
S. Blake Heinemann	63	Executive Vice President, Operations – East
Joseph Kim	45	Executive Vice President, Chief Development Officer
Thomas R. Miller	56	Chief Financial Officer
R. Bradley Williams	46	Executive Vice President, Operations – West
James W. Bryant	83	Director
Christopher R. Curia	61	Director and Executive Vice President, Human Resources
Thomas E. Long	60	Director
W. Brett Smith	57	Director
K. Rick Turner	58	Director
Matthew S. Ramsey - Chairman of the Board. Mr. Ramsey was appointed as the Chairman of the Board in April 2015, having previously been appointed to the Board in August 2014. Mr. Ramsey is the President and Chief Operating Officer and director of ETP’s general partner and has served in that capacity since November 2015. Mr. Ramsey has served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner, November 2016. Mr. Ramsey has served on the Board of Directors of the general partner of ETE since July 2012. Prior to joining ETP in November 2015, Mr. Ramsey served as president of Houston-based RPM Exploration Ltd., a private oil and gas exploration partnership generating and drilling 3-D seismic prospects on the Gulf Coast of Texas. Mr. Ramsey is currently a director of RSP Permian, Inc. (NYSE: RSPP), where he serves as chairman of the compensation committee and as a member of the audit committee. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company (“Nuevo Energy”), an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc. (“Torch Energy”), a company providing management and operations services to energy companies, including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company. Mr. Ramsey was appointed to serve on our Board in recognition of his vast knowledge of the energy space and valuable industry, operational and management experience.
Robert W. Owens - Director and President and Chief Executive Officer. Mr. Owens was appointed to the Board in August 2014. Mr. Owens is President and Chief Executive Officer of our General Partner and Chief Executive Officer of our affiliate, Sunoco, Inc., roles he has held since August 2014 and October 2012, respectively. He previously served as Senior Vice President of Marketing of Sunoco Inc., which was acquired by ETP in 2012. In this role, Mr. Owens was responsible for the Sunoco, Inc. retail network; all commercial supply and trading activities involving crude oil, refined products, and petrochemicals; as well as wholesale marketing and transportation operations for the company. Prior to joining Sunoco, Inc. in 1997, Mr. Owens held executive positions at Ultramar Diamond Shamrock, Amerada Hess and Mobil Oil Corporation. Mr. Owens holds a B.S. in Business Administration and Marketing from California Polytechnic State University and a M.B.A. from the Kellogg Graduate School of Management at Northwestern University. Mr. Owens was selected as a member of our board of directors based on his vast industry experience and his knowledge of our business as President and CEO, along with the valuable perspective he brings to our Board in setting our business operating and financial strategies.
Cynthia A. Archer - Executive Vice President and Chief Marketing Officer. Ms. Archer has served as Executive Vice President and Chief Marketing Officer of our General Partner since April 2015. She previously served as Senior Vice President of Marketing and Development of our affiliate, Sunoco, Inc., from 2013 to 2015 and Vice President of Marketing and Development from 2001 to 2012. She is responsible for marketing, merchandising, store design, product and environmental integrity, and engineering, design and construction across the network. Prior to joining Sunoco, Inc. in 2001, Ms. Archer held executive positions at Williams-Sonoma, Inc. and Consolidated Rail Corporation. She previously served as a director of Sunoco Partners LLC, the general partner of Sunoco Logistics

Partners, L.P. and of Mercantile Bankshares Corporation. She is a Vice Chair of the Board of Trustees of Bryn Mawr College. Ms. Archer holds a B.A. degree in English literature from Bryn Mawr College and an M.B.A. from Harvard Business School.
Arnold D. Dodderer - General Counsel. Mr. Dodderer has served as General Counsel of our General Partner since April 2016 and as General Counsel and Assistant Secretary of our affiliate, Sunoco, Inc., since April 2013. Between June 2007 and April 2013, Mr. Dodderer served in various capacities for Sunoco, Inc., including Assistant General Counsel and Chief Compliance Officer. Prior to joining Sunoco, Mr. Dodderer began his legal career in 2000 as an associate at the international law firm of K&L Gates.  Mr. Dodderer earned a B.A. from the University of Arkansas and a J.D. from the University of Michigan.
Karl R. Fails - Executive Vice President, Supply & Trading. Karl Fails has served as Executive Vice President, Supply & Trading of our General Partner since January 2017. He is responsible for all petroleum and renewable fuel supply and trading activities and is also responsible for operations at Sunoco’s newly acquired transmix processing facilities. Mr. Fails previously held the position of Senior Vice President - Supply & Trading for various Sunoco subsidiaries. Prior to that, he held positions within Sunoco, Inc. as the Manager of Refinery Optimization and as a Products Trader. Prior to joining Sunoco, Inc. in 2010, Mr. Fails served in various operations and engineering roles in the refining business for both Valero Energy and Exxon. He holds Bachelor’s degrees in Chemical Engineering and Math from Brigham Young University and a Master of Business Administration degree from the University of California, Berkeley.
Boyd E. Foster - Executive Vice President, Manufacturing & Distribution. Mr. Foster as served as Executive Vice President, Manufacturing & Distribution of our General Partner since June 2016. Prior to that he served as Executive Vice President, Manufacturing & Business Development since April 2015. Mr. Foster joined Sunoco, Inc., an affiliate of Sunoco, in February 1999, as the manager of heating fuel divisions and held a number of positions of increasing responsibility to become vice president of unbranded wholesale marketing in 2009. Prior to joining Sunoco, Inc., Mr. Foster held management positions at Griffith Energy, Ultramar Petroleum, Inc. and Augsbury Corporation. Mr. Foster holds an A.A.S, in Business Administration from SUNY at Auburn, New York and is a graduate of Ithaca College’s Business Management program.
S. Blake Heinemann - Executive Vice President, Operations – East. Mr. Heinemann has served as Executive Vice President, Operations East of our General Partner since April 2016. Prior to that, he served as Executive Vice President, Retail Operations, East since 2015. He is responsible for all partnership-operated sites and independent dealer locations in the Eastern United States. He joined Sunoco, Inc., an affiliate of Sunoco, in March 1997 as company operations division manager and has extensive experience in the retail petroleum and convenience store industry. Prior to joining Sunoco, Inc., Mr. Heinemann had both line and staff experience at Ultramar Corporation, Amerada Hess Corporation and Mobil Oil Corporation. He holds a B.S. in Business Administration from California State University and an M.B.A. from Loyola Marymount University.
Joseph Kim - Executive Vice President, Chief Development Officer. Mr. Kim has served as Executive Vice President, Chief Development Officer of our General Partner since October 2015. He is responsible for strategic growth of the partnership, which includes acquisitions and real estate. Prior to joining Sunoco in October 2015, Mr. Kim held various executive positions, including Chief Operating Officer for Pizza Hut and Senior Vice President - Retail Strategy and Growth for Valero Energy. Prior to his 18 years with Pizza Hut and Valero, Mr. Kim worked for Arthur Anderson within both the Audit and Consulting business units. He is a graduate of Trinity University with a bachelor’s degree in Business Administration.
Thomas R. Miller - Chief Financial Officer. Mr. Miller has served as Chief Financial Officer of our General Partner since May 2016. He was formerly the Senior Vice President, Chief Financial Officer and Treasurer of Cleco Corporation and Cleco Power LLC, a position he was appointed to in 2014. Prior to that, Mr. Miller served as Senior Vice President and Chief Financial Officer of Cleco from 2013 to 2014. Mr. Miller joined Cleco Corporation in 2012 as Vice President and Treasurer. Earlier, he served as Senior Vice President and Treasurer of Solar Trust of America from 2010 to 2012 and Vice President of Treasury as Exelon Corporation from 2002 to 2010. Mr. Miller holds a Bachelor of Arts degree from Indiana University and a Master of Business Administration degree from the University of Chicago.
R. Bradley Williams - Executive Vice President, Operations – West. Mr. Williams has served as Executive Vice President, Operations West of our General Partner since June 2016. Prior to that, he served as Executive Vice President, Retail Operations West & Real Estate since April 2015. He is responsible for all partnership-operated sites and independent dealer locations in the Western United States. Mr. Williams previously held the position of Senior Vice President, Operations and Real Estate at Stripes, LLC from September 2014 to April 2015 and of Vice President of New Business Development and Real Estate at Sunoco, Inc. from March 2014 to September 2014. He was Chief Operating Officer at Mid-Atlantic Convenience Stores, LLC (“MACS”), which was acquired by Sunoco from ETP 2014. He brings more than 25 years of proven leadership experience within the retail petroleum, convenience store, food service and restaurant industries. Prior to joining MACS, Mr. Williams spent over 13 years at The Pantry, Inc. and served in various executive level positions including Senior Vice President of Operations from 2008 to 2011. He is a graduate of Texas Christian University with a Bachelor’s degree in Business Administration.

James W. Bryant - Director. Mr. Bryant was appointed to the Board in April 2015. Mr. Bryant is a chemical engineer and has more than 40 years of experience in all phases of the natural gas business, specifically in the engineering and management of midstream facilities. Mr. Bryant was a founder of, and currently serves as Chief Executive Officer of Producers Midstream LP, a position he has held since October 2016. Mr. Bryant previously served as a director of Regency GP LLC, the general partner of Regency Energy Partners LP, from July 2010 to April 2015 and was Chairman of the Regency board from April 2014 to April 2015. He also served as a partner and member of the board of directors for Cardinal Midstream, LLC from September 2008 until April 2013, and since then formed JWB Cardinal Investments. Prior to that, he was a co-founder of Cardinal Gas Solutions LP and Regency Gas Services, LLC. Mr. Bryant received a bachelor’s degree in chemical engineering from Louisiana Tech University. Mr. Bryant serves on our audit committee. Mr. Bryant was selected to serve as a member of the Board based on his more than 40 years of experience in the energy industry as well as his experience as a director on the boards of other public companies.
Christopher R. Curia - Director and Executive Vice President-Human Resources. Mr. Curia was appointed to the Board in August 2014. Mr. Curia has served as Executive Vice President-Human Resources of our General Partner since April 2015. Mr. Curia joined ETP in July 2008 and was appointed the Executive Vice President and Chief Human Resources Officer of ETE in January 2015. Prior to joining ETP, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil and brings with him more than three decades of Human Resources experience in the oil and gas field. He also has several years’ experience in the retail sector of the energy industry. Mr. Curia earned a master’s degree in Industrial Relations from the University of West Virginia. Mr. Curia was selected to serve as a member of the Board due to the valuable perspective he brings from his extensive experience working as a human resources professional in the energy industry, and the insights he brings to the Board on matters such as succession planning, compensation, employee management and acquisition evaluation and integration.
Thomas E. Long - Director. Mr. Long was appointed to the Board in May 2016. Mr. Long has served as Group Chief Financial Officer of ETE’s general partner since February 2016. Mr. Long has served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner, since November 2016. Mr. Long previously served as Chief Financial Officer of ETP’s general partner since April 2015 and as Executive Vice President and Chief Financial Officer of Regency Energy Partners LP’s general partner from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, CO. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies. Mr. Long was selected to serve on our Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
W. Brett Smith - Director. Mr. Smith was appointed to the Board in March 2016. He has served as President and Managing Partner of Rubicon Oil & Gas, LLC since October 2000. He has also served as President of Rubicon Oil & Gas II, LP since May 2005, President of Quientesa Royalty LP since February 2005 and President of Action Energy LP since October 2008. Mr. Smith was President of Rubicon Oil & Gas, LP from October 2000 to May 2005. Previously, he served as Vice President with Collins & Ware, Inc. from 1998 to September 2000 and was responsible for land and exploration since the firm’s inception. For more than 30 years Mr. Smith has been active in assembling exploration prospects in the Permian Basin, Oklahoma, New Mexico and the Rocky Mountain areas. Mr. Smith received a Bachelor of Science Degree from the University of Texas. Mr. Smith serves on our audit and compensation committees. Mr. Smith was selected to serve on our Board based on his extensive experience in the energy industry, including his past experiences as an executive with various energy companies.
K. Rick Turner - Director. Mr. Turner was appointed to the Board in August 2014. Mr. Turner is presently a managing director of Altos Energy Partners, LLC. Mr. Turner previously was a private equity executive with several groups after having retired from the Stephens’ family entities, which he had worked for since 1983. He first became a private equity principal in 1990 after serving as the Assistant to the Chairman, Jackson T. Stephens. His areas of focus have been the oil and gas exploration, natural gas gathering and processing industries, and power technology. Prior to joining Stephens, he was employed by Peat, Marwick, Mitchell and Company. Mr. Turner also serves on the board of directors of ETE, and AmeriGas Partners LP. Mr. Turner earned his B.S.B.A. from the University of Arkansas and is a non-practicing Certified Public Accountant. Mr. Turner chairs our audit and compensation committees. Mr. Turner was selected to serve as a member of the Board based on his industry knowledge, his background in corporate finance and accounting, and his experience as a director and audit committee member on the boards of several other companies.
Section 16(a) Beneficial Ownership Reporting Compliance
Each director and executive officer (and, for a specified period, certain former directors and executive officers) of our General Partner and each holder of more than 10 percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2016.
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
As is commonly the case for many publicly traded limited partnerships, we do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers. ETE controls our General Partner and ETP owns a significant limited partner interest in us. References to "our officers" and "our directors" refer to the officers and directors of our General Partner.
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2016 fiscal year are the following current officers of our General Partner:

Name	Principal Position
Robert W. Owens	President and Chief Executive Officer
Thomas R. Miller	Chief Financial Officer
Joseph Kim	Executive Vice President and Chief Development Officer
Cynthia A. Archer	Executive Vice President and Chief Marketing Officer
S. Blake Heinemann	Executive Vice President, Retail Operations — East
R. Bradley Williams	Executive Vice President, Retail Operations — West
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

Our compensation program is structured to achieve the following:

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

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based or “at-risk” compensation; and

•	reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2016, the compensation paid to our named executive officers consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted phantom unit awards under the equity incentive plan;

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted phantom unit awards under our equity incentive plan;

•	vesting of previously issued time-based restricted unit awards issued pursuant to equity incentive plans of affiliates; and

•	401(k) plan employer contributions.
Methodology
Periodically, we engage a third-party consultant to provide the compensation committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. Most recently, Towers Watson was engaged to (i) provide market information for compensation levels at peer companies in order to assist our compensation committee in its determination of compensation levels for senior management, including our named executive officers; (ii) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (iii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iv) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy during the year ended December 31, 2015. The Partnership was reviewed by Towers Watson through various metrics in order to recognize the Partnership’s unique structure, including the facts that (i) the Partnership receives certain shared-service support from ETE and ETP; and (ii) in other functions, the Partnership operates as an independent publicly-traded organization. As such, Towers Watson reviewed certain of our executive officers, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Towers Watson considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Towers Watson covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate, officer, subsidiary officer or shared service function) given the unique characteristics of our structure.
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
For 2016, the compensation committee continued to use the results of the 2015 Towers Watson compensation analysis, adjusted to account for general inflation and information obtained from other sources, such as 2016 third party survey results, in its determination of compensation levels for executives, included our named executive officers. Towers Watson also provided a review of the retail trading/marketing business compensation programs during 2016.
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
During the 2016 merit review process in July, the compensation committee approved base salary increases of 2.0% to Mr. Owens to $636,480 from his previous level of $624,000, 2.0% to Mr. Kim to $382,500 from his previous level of $375,000, 2.0% to Ms. Archer to $367,200 from her previous level of $360,000, and 2.0% to each of Messrs. Heinemann and Williams to $329,332 from their previous level of $322,875, all effective in July 2016. Mr. Miller's salary of $320,000 did not increase as he did not commence employment until May 2016.
The 2% increase for the named executive officers discussed above reflects base salary increases consistent with the 2% annual merit increase pool set for all employees of the ETP GP, ETE, SXL and their affiliates for 2016 by the respective compensation committees.
Annual Bonus. In addition to base salary, the compensation committee makes a determination whether to award our named executive officers discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. These discretionary bonuses for our named executive officers are provided under the Energy Transfer Partners, L.L.C. Annual Bonus Plan (the “Bonus Plan”). Under the Bonus Plan, the compensation committee’s evaluation of performance and determination of an overall available bonus pool is based on the combined business segments internal earnings target generally based on targeted EBITDA (the “Earnings Target”) budget and the performance of each department compared to the applicable departmental budget (with such performance measured based on the specific dollar amount of general and administrative expenses set for each department). The two performance criteria are weighted 75 percent on internal Earnings Target budget criteria and 25 percent on internal department financial budget criteria. Internal Earnings Target is the primary performance factor in determining annual bonuses, while internal department financial budget criteria is considered to ensure that the Partnership is effectively managing general and administrative costs in a prudent manner. In determining bonuses for named executive officers, the compensation committee takes into account whether the Partnership achieved or exceeded its targeted performance objectives. In the case of our named executive officers, other than Mr. Owens, they have a bonus pool target ranging from 75% to 100% percent of their respective annual base earnings (which amount reflects the actual base salary earned during the calendar year to reflect periods before and after any base salary adjustment) with a target of 80% upon 100% funding of the bonus pool. Mr. Owens has a bonus pool target ranging from 125% to 150% percent of his respective annual base earnings with a target of 125% upon 100% funding of the bonus pool. In order to reach the top of his bonus target range of 150% the Internal Earnings result must exceed 120% of the target.
In February 2017, the compensation committee certified Partnership results to achieve a bonus payout of 90%, which reflected the achievement of approximately 88.5% of the internal Earnings Target and 98% of the budget criteria in respect of 2016 performance under the Bonus Plan. Based on the approved results the compensation committee approved a cash bonus to Mr. Owens of $708,480, representing an amount equal to 90% of his 125% target. The cash bonuses approved for Ms. Archer and Messrs. Kim, Heinemann and Williams were $261,593, $272,492, $234,616 and $234,616, respectively, or 90% of their 80% target. In the case of Mr. Miller, his offer letter dated, April 27, 2016, provided for a 2016 bonus commitment of $230,400 and his award was approved by the compensation committee in accordance with such offer letter. In approving the 2016 bonuses of the named executive officers, the compensation committee took into account the achievement by the Partnership with respect to its targeted performance objectives for 2016 and the individual performances of the named executive officers.
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
In December of 2016, consistent with the Partnership’s compensation methodology, all of the restricted phantom units granted, including to the named executive officers, provided for the vesting of 60 percent of the units at the end of the third year from the date of the grant and the vesting of the remaining 40 percent of the units at the end of the fifth year, subject to continued employment of the named executive officers through each specified vesting date. These restricted phantom unit awards entitle the grantee of the unit awards to receive, with respect to each Partnership common unit subject to such restricted unit award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our unitholders. In approving the grant of such unit awards, the compensation committee took into account a number of performance factors as well as the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In December 2016, the compensation committee granted restricted phantom units awards to Mr. Owens, Mr. Miller, Mr. Kim Ms. Archer, Mr. Heinemann and Mr. Williams of 82,126, 19,500, 22,750, 22,000, 20,000 and 20,000, respectively.
The issuance of common units pursuant to our equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the common units.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” certain equity awards automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the January 2015 award to Mr. Owens included a provision in the applicable award agreement for acceleration of unvested restricted unit/restricted phantom unit awards upon a termination of employment without “cause”. For purposes of the awards the term “cause” shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the Partnership or any of its affiliates, (iv) knowing breach of any statutory or common law duty of loyalty to the Partnership or any of its or their affiliates, (v) improper conduct materially prejudicial to the business of the Partnership or any of its or their affiliates by, (vi) material breach of the provisions of any agreement regarding confidential information entered into with the Partnership or any of its or their affiliates or (vii) the continuing failure or refusal to satisfactorily perform essential duties to the Partnership or any of its or their affiliate.
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
Sunoco GP LLC 401(k) Plan. Effective January 1, 2015, Sunoco GP LLC adopted a new 401(k) benefit plan (“Sunoco GP LLC 401(k)”) for the benefit of corporate services employees, including our NEOs, who provide services on our behalf. Under the terms of the 401(k) plan, employees can contribute up to 75% of their wages, subject to IRS limitations, which, for 2016 was $18,000 on maximum compensation of $265,000. Under the terms of the Sunoco GP LLC 401(k), the Partnership provides a matching contribution equal to 50% on the first 10% of each participant’s elective salary deferrals. Participants age 50 or over at any time in 2016 could elect to make a catch-up contribution of up to $6,000. Catch-up contributions are not eligible for a matching contribution from the Partnership. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.

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
ETP Deferred Compensation Plan for Former Sunoco Executives. ETP established a deferred compensation plan in connection with its merger with Sunoco Inc. (the “Sunoco Executive DC Plan”). Pursuant to his offer letter from ETP, in connection with the Sunoco Merger, Mr. Owens waived any future rights or benefits to which he otherwise would have been entitled under both the Sunoco, Inc. Executive Retirement Plan (“SERP”), a non-qualified plan that provided supplemental pension benefits over and above benefits under both the SCIRP and the Pension Restoration Plan and the Sunoco Inc. Pension Restoration Plan, in return for which, the then present value, $6,655,750, of such deferred compensation benefits was credited to Mr. Owens’ account under the Sunoco Executive DC Plan. Mr. Owens’ account is 100% vested and will be distributed in one lump sum payment upon his retirement or termination of employment or other designated distribution event, including a change of control as defined in the plan. Mr. Owens’ account is credited with deemed earnings or losses based on hypothetical investment fund choices made by him among available funds. Mr. Owens is our only NEO eligible to participate in the Sunoco Executive DC Plan.
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
Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the ETP NQDC Plan) of ETP, all ETP NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the ETP NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement. Ms. Archer participates in this plan.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Turner and Smith are the only members of the compensation committee. During 2016, neither Messrs. Turner nor Smith was an officer or employee of affiliates of ETE, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Turner nor Smith is a former employee of affiliates of ETE.
Compensation Committee Report
The compensation committee of the board of directors of our General Partner has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with the management of the Partnership and approved its inclusion on this annual report on Form 10-K.
Compensation Committee
K. Rick Turner (Chairman)
W. Brett Smith
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
Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Unit Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Robert W. Owens	2016	$629,760	$708,480	$2,192,764	$—	$794,960	$66,175	$4,392,139
President and Chief Executive Officer	2015	611,077	763,846	4,446,828	—	—	10,543	5,832,294
	2014	546,763	820,145	2,275,000	—	1,547,619	13,328	5,202,855
Thomas R. Miller	2016	196,923	230,400	1,021,650	—	—	22,208	1,471,181
Chief Financial Officer and Treasurer
Joseph Kim	2016	378,462	272,492	607,425	—	—	3,797	1,262,176
Executive Vice President and Chief Development Officer
Cynthia A. Archer	2016	363,323	261,593	587,400	—	5,703	12,592	1,230,611
Executive Vice President and Chief Marketing Officer	2015	349,716	279,773	1,082,758	—	—	11,374	1,723,621
S. Blake Heinemann	2016	325,855	234,616	534,000	—	—	12,182	1,106,653
Executive Vice President, Retail Operations — East	2015	318,635	254,908	976,596	—	—	11,128	1,561,267
R. Bradley Williams	2016	325,855	234,616	534,000	—	—	9,000	1,103,471
Executive Vice President, Retail Operations — West	2015	318,937	255,150	1,053,953	—	—	9,000	1,637,040
_________________________________________________

(1)
For comparative purposes, the above table provides a summary of the total compensation for each NEO for each of 2014, 2015 and 2016. In accordance with the terms of our partnership agreement, we reimburse our General Partner and its affiliates for compensation related expenses attributable to the portion of the named executive officer’s time dedicated to providing services to us. For 2014, prior to the ETP Merger, Susser and its affiliates allocated to us 100% of the grant date fair value of phantom unit awards made under the LTIP Plan to the NEOs and directors in 2014. Following the ETP Merger, ETP began allocating 15% of the cash compensation expense associated with the services provided by Mr. Owens.  For 2015, ETP and their affiliates allocated to us (i) 56%, 50%, 15% and 50% of the cash compensation expense associated with the services performed by Mr. Owens, Ms. Archer, Mr. Heinemann and

Mr. Williams, respectively, and (ii) 100% of the grant date fair value of phantom unit awards made under the LTIP Plan to the NEOs and directors in 2015. The remainder of the compensation expense for Mr. Owens in 2014 and 2015 and for the remainder of the named executive officers in 2015 was primarily allocated to the retail and wholesale businesses of ETP, which businesses were contributed to us in 2015 and 2016. For 2016, ETP and their affiliates allocated to us (i) 100% of the cash compensation expense associated with the NEO’s services and (iii) 100% grant date value of phantom unit awards associated with the services performed by each of the NEOs and directors in 2016. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period.

(2)	The discretionary cash bonus amounts for our named executive officers for 2016 reflect cash bonuses approved by the Compensation Committee in February 2017 that are expected to be paid in March 2017.

(3)
The amounts reported for unit awards represent the full grant date fair value of phantom units granted to each of our NEOs, calculated in accordance with the accounting guidance on share-based payments.

(4)	During 2015, Mr. Owens had a loss of $2,808,446 under the Sunoco Executive DC Plan.

(5)
The details of amounts listed as “All Other Compensation” are presented in the “All Other Compensation” table below. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2016, distribution payments in connection with distribution equivalent rights totaled $690,700 for Mr. Owens, $24,765 for Mr. Miller, $121,531 for Mr. Kim, $206,798 for Ms. Archer, $198,493 for Mr. Heinemann and $134,776 for Mr. Williams.

All Other Compensation

Name	Year	Perquisites and Other Personal Benefits ($) (1)	Matching Contributions to 401(k) and Deferred Compensation Plans ($) (2)	Other ($)	Total
Robert W. Owens	2016	54,861	$6,000	$5,314	$66,175
	2015	—	6,309	4,234	10,543
	2014	—	7,784	5,544	13,328
Thomas R. Miller	2016	20,928	—	1,280	22,208
Joseph Kim	2016	—	2,942	855	3,797
Cynthia A. Archer	2016	—	9,000	3,592	12,592
	2015	—	9,000	2,374	11,374
S. Blake Heinemann	2016	—	9,000	3,182	12,182
	2015	—	9,000	2,128	11,128
R. Bradley Williams	2016	—	9,000	—	9,000
	2015	—	9,000	—	9,000
 _________________________________________________

(1)	The amounts in this column reflect relocation costs for the year ended December 31, 2016

(2)
The amounts in this column reflect the Partnership's matching contributions to the 401(k) plan. Each of our NEOs is eligible to participate in a 401(k) plan that is generally available to all employees. The amounts deferred by the executive officers under the 401(k) plan are fully vested at all times.

(3)	The amounts in this column reflect the dollar value of life insurance premiums paid for the benefit of the named executive officers.

Grants of Plan-Based Awards
For Fiscal Year Ended December 31, 2016
The table below reflects awards granted to our NEOs under the LTIP during 2016.

Name	Grant Date	Type of Award (1)	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards ($) (1)
				Threshold (#)	Target (#)	Maximum (#)
Robert W. Owens	12/29/2016	Phantom units	12/29/2016	—	—	—	82,126	$2,192,764
Thomas R. Miller	12/29/2016	Phantom units	12/29/2016	—	—	—	19,500	520,650
	5/26/2016	Phantom units	5/26/2016	—	—	—	15,000	501,000
Joseph Kim	12/29/2016	Phantom units	12/29/2016	—	—	—	22,750	607,425
Cynthia A. Archer	12/29/2016	Phantom units	12/29/2016	—	—	—	22,000	587,400
S. Blake Heinemann	12/29/2016	Phantom units	12/29/2016	—	—	—	20,000	534,000
R. Bradley Williams	12/29/2016	Phantom units	12/29/2016	—	—	—	20,000	534,000
_________________________________________________

(1)
The restricted phantom units granted December 29, 2016 vest 60% on December 5, 2019 and 40% on December 5, 2021. The reported grant date fair value of stock awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18–Unit-Based Compensation in our Notes to Consolidated Financial Statements.

Outstanding Equity Awards at December 31, 2016
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2016.

	Unit Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert W. Owens (2)	236,576	$6,361,529	—	$—
Thomas R. Miller	34,500	927,705	—	—
Joseph Kim	59,920	1,611,249	—	—
Cynthia A. Archer (3)	72,600	1,952,214	—	—
S. Blake Heinemann (4)	68,060	1,830,133	—	—
R. Bradley Williams (5)	59,930	1,611,518	—	—
_________________________________________________

(1)	Based on the closing market price of our common units of $26.89 on December 30, 2016.

(2)
Mr. Owens also had 20,000 unvested ETP unit awards outstanding at December 31, 2016 with a market value of $716,200 based on the closing market price of ETP’s common units of $35.81 on December 30, 2016.

(3)
Ms. Archer also had 4,200 unvested ETP unit awards outstanding at December 31, 2016 with a market value of $150,402 based on the closing market price of ETP’s common units of $35.81 on December 30, 2016.

(4)
Mr. Heinemann also had 4,200 unvested ETP unit awards outstanding at December 31, 2016 with a market value of $150,402 based on the closing market price of ETP’s common units of $35.81 on December 30, 2016.

(5)
Mr. Williams also had 1,400 unvested ETP unit awards outstanding at December 31, 2016 with a market value of $50,134 based on the closing market price of ETP’s common units of $35.81 on December 30, 2016.

Units Vested
The following table provides information regarding the vesting of ETP phantom units held by certain of our NEOs during 2016. None of the SUN phantom units held by our NEOs vested during 2016. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Robert W. Owens	24,000	$845,496
Thomas R. Miller	—	—
Joseph Kim	—	—
Cynthia A. Archer	5,600	197,282
S. Blake Heinemann	5,600	197,282
R. Bradley Williams	2,400	84,552
_________________________________________________

(1)
Amounts presented represent the number of ETP unit awards vested during 2016 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of ETP’s common units upon the vesting date.

Non-Qualified Deferred Compensation
Our NEOs are eligible to participate, and do participate, in a non-qualified deferred compensation plan administered by ETP. The following table provides the voluntary salary deferrals made by the named executive officers in 2016 under the ETP NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Robert W. Owens	$—	$—	$794,960	$—	$6,130,551
Thomas R. Miller	—	—	—	—	—
Joseph Kim	—	—	—	—	—
Cynthia A. Archer	119,051	—	5,703	—	124,754
S. Blake Heinemann	—	—	—	—	—
R. Bradley Williams	—	—	—	—	—
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
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the phantom units held by our NEOs on December 31, 2016:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($) (2)
Robert W. Owens	Unit Vesting	$6,361,529	$—	$6,361,529	$1,053,012
Thomas R. Miller	Unit Vesting	927,705	—	927,705	—
Joseph Kim	Unit Vesting	1,611,249	—	1,611,249	—
Cynthia A. Archer	Unit Vesting	1,952,214	—	1,952,214	—
S. Blake Heinemann	Unit Vesting	1,830,133	—	1,830,133	—
R. Bradley Williams	Unit Vesting	1,611,518	—	1,611,518	—

_________________________________________________

(1)
The amounts reflected above represent the product of the number of phantom units that were subject to vesting/restrictions on December 30, 2016 multiplied by the closing price of our common units of $26.89 on that date.

(2)	The amount reflected above represents the automatic acceleration of 39,160 unit awards, awarded in January 2015, multiplied by the closing price of our common units on December 30, 2016, $26.89.
Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. In 2016, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $50,000; an annual cash retainer of $10,000 ($15,000 for the chair) for serving on our audit committee; an annual cash retainer of $5,000 ($7,500 for the chair) for serving on our compensation committee; a flat fee of $1,200 for each committee meeting attended; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of restricted phantom units under the LTIP equal to an aggregate of $100,000 divided by the closing price of SUN units on the date of grant. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board is entitled to receive a pro-rated restricted phantom unit award. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
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

The following table provides a summary of compensation paid to each of our current and former non-employee directors (and Messrs. Curia and Long) for 2016 service:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard D. Brannon (3)	42,523	100,004	—	—	142,527
K. Rick Turner	90,221	100,004	—	—	190,225
James W. Bryant	72,242	100,004	—	—	172,246
Thomas E. Long (5)	—	593,007	—	—	593,007
W. Brett Smith (4)	38,957	79,523	—	—	118,480
Christopher P. Curia (5)	—	355,804	—	—	355,804
____________________________________________

(1)	The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the prorated annual retainer fee.

(2)
The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2016, calculated in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 18–Unit-Based Compensation in our Notes to Consolidated Financial Statements. As of December 31, 2016, Mr. Turner had 5,308 outstanding restricted phantom units, Mr. Bryant had 3,913 outstanding restricted phantom units, Mr. Long had 36,335 outstanding restricted phantom units, Mr. Smith had 2,462 outstanding phantom units, and Mr. Curia had 19,949 outstanding restricted phantom units.

(3)	Mr. Brannon resigned from our Board effective March 16, 2016. At the time of his March 2016 resignation, Mr. Brannon forfeited his outstanding unvested restricted phantom units.

(4)	Mr. Smith received a pro-rated award of 2,462 restricted phantom units upon his appointment to our Board in March 2016.

(5)
Mr. Curia, our director and our EVP-Human Resources and EVP-Chief Human Resources Officer of ETE is entitled to receive grants of restricted phantom units pursuant to the LTIP in recognition of his commitment and contribution to us and our unitholders. The restricted phantom units were granted to Mr. Curia on December 29, 2016 and will vest 60% on December 5, 2019 and 40% on December 5, 2021, subject to the terms of the award agreement. Mr. Long, our director and ETE's Group Chief Financial Officer is entitled to receive grants of restricted phantom units pursuant to the LTIP in recognition of his commitment and contribution to us and our unitholders. The restricted phantom units were granted to Mr. Long on December 29, 2016 and will vest 60% on December 5, 2019 and 40% on December 5, 2021, subject to the terms of the award. The awards of restricted phantom units to Messrs. Curia and Long in respect of their contribution to us represent a portion of their total awards as executive officers of ETE and the allocation of such percentage to us is in recognition of the portion of their total time spent on our business.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of common units and Class C units of the Partnership that are issued and outstanding as of February 17, 2017 and held by:

•	each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C units;

•	each director, director nominee and named executive officer of our general partner; and

•	all of our directors and executive officers of our general partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (8)	Percentage of Commons Units Beneficially Owned	Class C Units Beneficially Owned	Percentage of Class C Units Beneficially Owned	Percentage of Common and Class C Units Beneficially Owned
ETP (2)	43,487,668	44.1%	—	—	37.8%
OppenheimerFunds, Inc. (6)	13,257,039	13.5%	—	—	11.5%
Stripes LLC	—	—	5,624,527	34.3%	4.9%
Stripes No. 1009 LLC	—	—	5,544,140	33.8%	4.8%
Aloha Petroleum Ltd (4)	—	—	5,242,113	31.9%	4.6%
Citigroup Inc. (3)	3,633,415	3.7%	—	—	3.2%
ETE (2)	2,263,158	2.3%	—	—	2.0%
Goldman Sachs Asset Management (5)	1,027,948	1.0%	—	—	*
K. Rick Turner (8)	3,000	*	—	—	*
Christopher R. Curia	1,381	*	—	—	*
R. Bradley Williams	223	*	—	—	*
Cynthia A. Archer	—	—	—	—	—
James W. Bryant	—	—	—	—	—
S. Blake Heinemann	—	—	—	—	—
Robert W. Owens	—	—	—	—	—
Thomas R. Miller	—	—	—	—	—
Matthew S. Ramsey	—	—	—	—	—
Joseph Kim	—	—	—	—	—
W. Brett Smith	—	—	—	—	—
Thomas E. Long	—	—	—	—	—
All executive officers and directors as a group (fifteen persons)	4,604	*	—	—	*
____________________________________________

*	Represents less than 1%.

(1)
As of the date set forth above, there are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations. Unless otherwise indicated, the address for all beneficial owners in this table is 8020 Park Lane, Suite 200, Dallas, Texas 75231.

(2)	The address for ETE, ETP and ETP's subsidiaries is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.

(3)
The information contained in the table and this footnote with respect to Citigroup Inc. is based solely on a filing on Schedule 13G filed with the Securities and Exchange Commission on January 10, 2017. The business address of the reporting party is 388 Greenwich Street, New York, New York 10013.

(4)	The address for Aloha is 1132 Bishop St., Suite 1700, Honolulu, Hawaii 96813.

(5)
The information contained in the table and this footnote with respect to Goldman Sachs Asset Management LP is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2017. The business address of the reporting party is 200 West Street, C/O Goldman Sachs & Co., New York, New York 10282.

(6)
The information contained in the table and this footnote with respect to Oppenheimer Funds, Inc. is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on January 26, 2017. The business address of the reporting party is Two World Financial center, 225 Liberty Street, New York, New York 10281.

(7)
Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 17, 2017, there were 98,538,043 common units and 16,410,780 Class C Units deemed to be beneficially owned for purposes of the above table.

(8)
Includes 1,000 common units held by the Turner Family Partnership. Mr. Turner disclaims beneficial ownership of these securities, except to the extent of his interest as the general partner of the partnership.

The following table sets forth, as of February 17, 2017, the number of common units of ETP and ETE owned by each of the directors and current executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	ETP Common Units Beneficially Owned†		ETE Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)	Number of Common Units (2)		Percentage of Total Common Units (3)
Cynthia A. Archer	4,036	*	4,500		*
Robert W. Owens	32,785	*	—		—
Thomas R. Miller	—	—	—		—
S. Blake Heinemann	3,892	*	—		—
R. Bradley Williams	2,480	*	3,159		*
James W. Bryant	8,128	*	239,696		*
Christopher R. Curia	32,343	*	29,684		*
Matthew S. Ramsey	13,191	*	52,317		—
K. Rick Turner	10,651	*	464,395	(4)	*
Joseph Kim	—	—	6,500		*
W. Brett Smith	—	—	—		—
Thomas E. Long	56,028	*	—		—
All executive officers and directors as a group (fifteen persons)	176,938	*	800,251		*
_________________________________________________

*	Represents less than 1%.

†
Officers and directors of our General Partner may be deemed to indirectly beneficially own certain limited partnership interests in us or ETP, by virtue of owning common units in ETP or ETE, respectively, or based upon their simultaneous service as officers or directors of ETP or ETE. Any such deemed ownership is not reflected in the table.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 8020 Park Lane, Suite 200, Dallas, Texas 75231.

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

(3)	As of February 17, 2017, there were 551,551,441 common units of ETP and 1,079,185,030 common units of ETE deemed to be beneficially owned for purposes of the above table.

(4)
Includes (i) 51,731 units held by Mr. Turner directly; (ii) 89,084 units held in a partnership controlled by the Stephens Group, Mr. Turner’s former employer; (iii) 8,000 units held by the Turner Family Partnership; and (iv) 157,790 units held by the Turner Liquidating Trust. The voting and disposition of the units held by the Stephens Group partnership is controlled by the board of directors of the Stephens Group. With respect to the units held by the Turner Family Partnership, Mr. Turner exercises voting and dispositive power as the general partner of the partnership; however, he disclaims beneficial ownership of these units, except to the extent of his interest in the partnership. With respect to the units held by the Turner Liquidating Trust, Mr. Turner exercises one-third of the shared voting and dispositive power with the administrator of the liquidating trust and Mr. Turner’s ex-wife, who beneficially owns an additional 157,790 units.

Equity Compensation Plan Information
As of December 31, 2016, a total of 2,065,303 phantom units had been issued under the LTIP. Total securities remaining available for issuance under the LTIP as of December 31, 2016 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	—	$—	27,197
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	27,197
 _________________________________________________

(1)	As of January 1, 2017, the number of units awarded for future issuances increased by 500,000 to 527,197 as the Partnership completed a qualifying equity issuance event during 2016.

Item 13.	Certain Relationships, Related Transactions and Director Independence
Transactions with ETE and its Affiliates
The following table summarizes the distributions and payments made by us to ETE or its affiliates during 2016.

Transaction	Explanation	Amount/Value

2016 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our general partner in respect of common and subordinated units and IDRs during 2016.	$220 million

Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our general partner for 2016.	$62 million

Bulk purchases of motor fuel from ETP and its affiliates.	Represents payments made to ETP and its affiliates for bulk motor fuel purchases.	$1.9 billion

Reimbursement to our general partner for certain allocated overhead and other expenses.
Total payment to our general partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations, for 2016 pursuant to the Omnibus Agreement fiscal year.
$2 million

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
In addition, ETP Retail agreed to provide the Partnership a limited contingent guarantee of collection with respect to the payment of the principal amount of our 2023 Senior Notes, a portion of the proceeds of which were used to fund a the cash consideration, and each of SUN R&M and Atlantic Refining and Marketing Corp. (each a “Support Provider”) agreed to provide contingent residual support to ETP Retail with respect to its obligations under such guarantee of collection to support the payment of the 2023 Senior Notes, subject to a cap equal, in the case of each of the Support Providers, to the portion of the principal amount of the 2023 Senior Notes corresponding to the pro rata percentage of the cash consideration paid by the Partnership pursuant to the Sunoco LLC Contribution Agreement distributed to such Support Provider by ETP Retail, as adjusted pursuant to the terms of the applicable support agreement.

Susser Acquisition
On July 14, 2015, we entered into a Contribution Agreement (the “Susser Contribution Agreement”) with Susser, Heritage Holdings, Inc. (“HHI”), ETP Holdco Corporation (“ETP Holdco” and together with HHI, the “Susser Contributors” and each, a “Susser Contributor”), our General Partner and ETP. Each of HHI and ETP Holdco are wholly-owned subsidiaries of ETP.  Pursuant to the terms of the Susser Contribution Agreement, we agreed to acquire from the Susser Contributors all of the issued and outstanding shares of capital stock of Susser. Pursuant to the terms of the Susser Contribution Agreement, ETP agreed to guarantee all of the obligations of the Susser Contributors under the Susser Contribution Agreement. We completed the acquisition of Susser on July 31, 2015. At the closing of the Susser acquisition, we paid the Susser Contributors approximately $967 million in cash and issued to the Susser Contributors 21,978,980 Class B Units. The Class B Units converted, on a one-for-one basis, into common units on August 19, 2015. In addition, (i) a Susser subsidiary exchanged its 79,308 common units for 79,308 Class A Units (ii) 10,939,436 subordinated units owned by Susser subsidiaries were converted into 10,939,436 Class A Units and (iii) we issued 79,308 common units and 10,939,436 subordinated units to subsidiaries of ETP. The Class A Units were contributed to us as part of the transaction.
Sunoco LLC and Sunoco Retail LLC Acquisitions
On November 15, 2015, we entered into the ETP Dropdown Contribution Agreement with Sunoco LLC, Sunoco Inc., ETP Retail, our General Partner and ETP. Pursuant to the terms of the ETP Dropdown Contribution Agreement, we agreed to acquire from ETP Retail, effective January 1, 2016, (a) 100% of the issued and outstanding membership interests of SUN Retail, an entity that was formed by SUN R&M, prior to the closing of the transactions contemplated by the ETP Dropdown Contribution Agreement, and (b) 68.42% of the issued and outstanding membership interests of Sunoco LLC. Pursuant to the terms of the ETP Dropdown Contribution Agreement, ETP agreed to guarantee all of the obligations of the ETP Retail under the ETP Dropdown Contribution Agreement. The transaction closed in March 2016.
In addition, ETP Retail agreed to provide the Partnership limited contingent guarantees of collection with respect to the payment of the principal amount of our 2021 Senior Notes and Term Loan, and each Support Provider agreed to provide contingent residual support to ETP Retail with respect to its obligations under each such guarantee of collection to support the payment of the 2021 Senior Notes and the Term Loan, subject to a cap equal, in the case of each of the Support Providers, to the portion of the principal amount of the Term Loan corresponding to the pro rata percentage of the cash consideration paid by the Partnership pursuant to the ETP Dropdown Contribution Agreement distributed to such Support Provider by ETP Retail, as adjusted pursuant to the terms of the applicable support agreement.
On December 2, 2016, ETP Retail assigned all of its rights and obligations under the guarantees of collection for the 2021 Senior Notes and the 2023 Senior Notes (collectively, the “Guarantees”) to ETC M-A Acquisition LLC, a wholly owned subsidiary of ETP (“ETC M-A”), and entered into a Support Agreement with the Partnership whereby it agreed to provide contingent residual support to ETC M-A with respect to its obligations under the Guarantees, subject to the caps specified in each applicable support agreement.
Related Party Agreements
Sunoco LLC and Sunoco Retail LLC have also entered into an administrative and support services agreement and an employee secondment agreement, pursuant to which a subsidiary of Sunoco Inc. and its employees provided certain general and administrative services to Sunoco LLC and Sunoco Retail LLC during 2016. In addition, Sunoco LLC and Sunoco Retail LLC have entered into treasury services agreements for centralized cash management with Sunoco, Inc. (R&M).

•
Agreements with SXL. Sunoco LLC has agreements with certain subsidiaries of SXL for various pipeline, terminalling and storage services provided by SXL to Sunoco LLC, including the storage, throughput and delivery of Sunoco LLC’s refined petroleum products. Sunoco LLC and SXL have also entered into agreements for the purchase and sale of fuel. SXL is a consolidated subsidiary of ETP.

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
As a policy matter, our Special Committee, comprised of our independent directors, generally reviews any proposed related-party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. In determining materiality, our General Partner evaluates several factors including the terms of the transaction, the capital investment required, and the revenues expected from the transaction. While there are no written policies or procedures for the Board to follow in making these determinations, the Board makes those determinations in light of its contractually-limited fiduciary duties to the Partnership’s Unitholders. The Partnership Agreement provides that if the Board of Directors, through the Special Committee or otherwise, approves the resolution or course of action taken with respect to a conflict of interest, then it will be presumed that, in making its decision, the Board of Directors acted in good faith, and any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceedings will have the burden of overcoming such presumption (see “Item 1A. Risk Factors - Risks Related to Conflicts of Interest” in this annual report).
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
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP (“Grant Thornton”) for the audit of our annual consolidated financial statements for 2016 and 2015, and fees billed for services rendered by Grant Thornton during the corresponding periods (dollars in millions).

	Fiscal 2016	Fiscal 2015
Audit Fees (1)	$2.8	$1.7
Audit-Related Fees (2)	0.1	—
Tax Fees	—	—
All Other Fees	—	—
Total	$2.9	$1.7
_______________________________

(1)
Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and services related to the audit of our internal control over financial reporting.

(2)	Included fees in 2016 for a prior year financial statement audit of a subsidiary in connection with a statutory requirement.
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

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2016.

1.	Sunoco LP Audited Consolidated Financial Statements:

2.	Financial Statement Schedules - No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:
The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Robert W. Owens
Robert W. Owens
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as Chief Executive Officer)

Date:	February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Owens	Director, President and Chief Executive Officer	February 24, 2017
Robert W. Owens	(Principal Executive Officer)

/s/ Thomas R. Miller	Chief Financial Officer	February 24, 2017
Thomas R. Miller	(Principal Financial Officer)

/s/ Leta G. McKinley	Vice President, Controller and Principal Accounting Officer	February 24, 2017
Leta G. McKinley	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	Chairman of the Board	February 24, 2017
Matthew S. Ramsey

/s/ Thomas E. Long	Director	February 24, 2017
Thomas E. Long

/s/ James W. Bryant	Director	February 24, 2017
James W. Bryant

/s/ Christopher R. Curia	Director	February 24, 2017
Christopher R. Curia

/s/ K. Rick Turner	Director	February 24, 2017
K. Rick Turner

/s/ W. Brett Smith	Director	February 24, 2017
W. Brett Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Sunoco LP
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunoco LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Dallas, Texas
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Sunoco LP and
Unitholders of Sunoco LP
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), partners ' equity, and cash flows of Sunoco LP (formerly Susser Petroleum Partners LP) for the periods from September 1, 2014 through December 31, 2014 and January 1, 2014 through August 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sunoco Retail, a wholly-owned subsidiary, which statements reflect total revenues constituting 18% in the period from September 1, 2014 through December 31, 2014 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sunoco Retail, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sunoco LP for the periods from September 1, 2014 through December 31, 2014 and January 1, 2014 through August 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Houston, Texas
July 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Sunoco GP LLC
We have audited the accompanying combined balance sheet of the Sunoco Retail Businesses (as defined in Note 1) as of December 31, 2014, and the related combined statements of operations, equity, and cash flows for the period from September 1, 2014 through December 31, 2014 (not presented herein). These financial statements are the responsibility of the Sunoco Retail Businesses’ management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Sunoco Retail Businesses’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Sunoco Retail Businesses’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Sunoco Retail Businesses as of December 31, 2014, and the results of their operations and their cash flows for the period from September 1, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Dallas, Texas
July 15, 2016

SUNOCO LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$119	$73
Advances to affiliates	—	366
Accounts receivable, net	539	308
Receivables from affiliates	3	8
Inventories, net	573	467
Other current assets	155	46
Total current assets	1,389	1,268
Property and equipment, net	3,373	3,155
Other assets:
Goodwill	2,618	3,111
Intangible assets, net	1,255	1,260
Other noncurrent assets	66	48
Total assets	$8,701	$8,842
Liabilities and equity
Current liabilities:
Accounts payable	$616	$434
Accounts payable to affiliates	109	15
Advances from affiliates	87	—
Accrued expenses and other current liabilities	372	308
Current maturities of long-term debt	5	5
Total current liabilities	1,189	762
Revolving line of credit	1,000	450
Long-term debt, net	3,509	1,503
Deferred tax liability	643	694
Other noncurrent liabilities	164	170
Total liabilities	6,505	3,579
Commitments and contingencies (Note 13)
Equity:
Limited partners:
Common unitholders - public (52,430,220 units issued and outstanding as of December 31, 2016 and 49,588,960 units issued and outstanding as of December 31, 2015)	1,467	1,769
Common unitholders - affiliated (45,750,826 units issued and outstanding as of December 31, 2016 and 37,776,746 units issued and outstanding as of December 31, 2015)	729	1,276
Class A unitholders - held by subsidiary (no units issued and outstanding as of December 31, 2016 and 11,018,744 units issued and outstanding as of December 31, 2015)	—	—
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2016 and no units issued and outstanding as of December 31, 2015)	—	—
Total partners' capital	2,196	3,045
Predecessor equity	—	2,218
Total equity	2,196	5,263
Total liabilities and equity	$8,701	$8,842
 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
	(dollars in millions, except unit and per unit amounts)
Revenues:
Retail motor fuel	$5,261	$5,891	$2,377	$—
Wholesale motor fuel sales to third parties	7,812	10,104	4,235	1,275
Wholesale motor fuel sales to affiliates	62	20	—	2,200
Merchandise	2,272	2,178	651	—
Rental income	90	81	25	12
Other	201	186	55	5
Total revenues	15,698	18,460	7,343	3,492
Cost of sales:
Retail motor fuel cost of sales	4,650	5,256	2,106	—
Wholesale motor fuel cost of sales	7,261	9,717	4,204	3,429
Merchandise cost of sales	1,556	1,498	455	—
Other	12	5	2	2
Total cost of sales	13,479	16,476	6,767	3,431
Gross profit	2,219	1,984	576	61
Operating expenses:
General and administrative	269	217	91	17
Other operating	1,059	1,016	320	5
Rent	140	140	42	1
Loss (gain) on disposal of assets and impairment charge	680	(1)	(1)	—
Depreciation, amortization and accretion	319	278	86	10
Total operating expenses	2,467	1,650	538	33
Income (loss) from operations	(248)	334	38	28
Interest expense, net	189	88	11	5
Income (loss) before income taxes	(437)	246	27	23
Income tax expense (benefit)	(31)	52	80	—
Net income (loss) and comprehensive income (loss)	(406)	194	(53)	23
Less: Net income and comprehensive income attributable to noncontrolling interest	—	4	1	—
Less: Preacquisition income (loss) allocated to general partner	—	103	(88)	—
Net income (loss) and comprehensive income (loss) attributable to partners	(406)	87	34	23
Net income (loss) per limited partner unit:
Common - basic and diluted	$(5.26)	$1.11	$0.85	$1.02
Subordinated - basic and diluted	$—	$1.40	$0.85	$1.02

Weighted average limited partner units outstanding:
Common units - public (basic)	49,785,543	24,550,388	20,493,065	10,944,309
Common units - public (diluted)	49,813,848	24,572,126	20,499,447	10,969,437
Common units - affiliated (basic and diluted)	43,789,987	15,703,525	79,308	79,308
Subordinated units - affiliated (basic and diluted)	—	10,010,333	10,939,436	10,939,436

Cash distribution per unit	$3.29	$2.89	$1.15	$1.02
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Units-Public	Common Units-Affiliated	Subordinated Units-Affiliated	Predecessor Equity	Noncontrolling Interest	Total Equity
Predecessor:
Balance at December 31, 2013	$210	$1	$(132)	$—	$—	$79
Cash distributions to unitholders	(16)	—	(17)	—	—	(33)
Unit-based compensation	2	—	3	—	—	5
Partnership net income	11	—	12	—	—	23
Balance at August 31, 2014	207	1	(134)	—	—	74

Successor:
Allocation of ETP merger "push down"	253	3	366	—	—	622
Equity offering, net	405	—	—	—	—	405
Contribution of MACS from ETP	—	591	—	—	(7)	584
Cash distribution to ETP for MACS	—	(566)	—	—	—	(566)
Cash distributions to unitholders	(10)	(2)	(6)	—	—	(18)
Elimination of intercompany investments	—	(4)	(128)	112	—	(20)
Predecessor equity - Sunoco LLC	—	—	—	1,027	—	1,027
Predecessor equity - Susser, net	—	—	(109)	1,903	—	1,794
Predecessor equity - Sunoco Retail	—	—	—	2,136	—	2,136
Predecessor equity - Sunoco Retail contributions from ETP	—	—	—	22	—	22
Unit-based compensation	1	—	—	—	—	1
Partnership net income (loss)	19	4	11	(88)	1	(53)
Balance at December 31, 2014	875	27	—	5,112	(6)	6,008
Contribution of Sunoco LLC from ETP	—	—	—	(775)	—	(775)
Contribution of Susser from ETP	—	—	—	(967)	—	(967)
Contribution of assets between entities under common control above historic cost	—	1	60	(1,069)	—	(1,008)
Cancellation of promissory note with ETP	—	255	—	—	—	255
Cash distribution to ETP	—	(25)	—	(179)	—	(204)
Cash distribution to unitholders	(61)	(51)	(8)	—	—	(120)
Equity issued to ETP	—	1,008	—	—	—	1,008
Public equity offering, net	899	—	—	—	—	899
Subordinated unit conversion	—	60	(60)	—	—	—
Unit-based compensation	4	4	—	—	—	8
Other	(1)	(29)	—	(7)	2	(35)
Partnership net income	53	26	8	103	4	194
Balance at December 31, 2015	1,769	1,276	—	2,218	—	5,263
Contribution of Sunoco Retail & Sunoco LLC from ETP	—	—	—	(2,200)	—	(2,200)
Equity issued to ETP	—	194	—	—	—	194
Equity issued to ETE, net of issuance costs	—	61	—	—	—	61
Equity issued under ATM issuance, net	71	—	—	—	—	71
Contribution of assets between entities under common control above historic cost	—	(374)	—	(18)	—	(392)
Cash distribution to unitholders	(164)	(222)	—	—	—	(386)
Cash distribution to ETP	—	(50)	—	—	—	(50)
Unit-based compensation	7	6	—	—	—	13
Other	(1)	29	—	—	—	28
Partnership net loss	(215)	(191)	—	—	—	(406)
Balance at December 31, 2016	$1,467	$729	$—	$—	$—	$2,196
 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
Cash flows from operating activities:
Net income (loss)	$(406)	$194	$(53)	$23
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	319	278	86	10
Amortization of deferred financing fees	11	4	2	—
Loss (gain) on disposal of assets and impairment charge	680	(1)	(1)	—
Non-cash unit based compensation expense	13	8	1	5
Deferred income tax	(31)	36	19	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(215)	(4)	310	(4)
Accounts receivable from affiliates	5	(11)	1	(23)
Inventories	(91)	24	124	(11)
Other assets	(78)	26	93	(1)
Accounts payable	197	(38)	(325)	31
Accounts payable to affiliates	94	(42)	(16)	—
Accrued liabilities	56	(33)	20	2
Other noncurrent liabilities	7	(3)	59	1
Net cash provided by operating activities	561	438	320	33
Cash flows from investing activities:
Capital expenditures	(439)	(491)	(154)	(89)
Purchase of intangible assets	(51)	(61)	(13)	(4)
Redemption of marketable securities	—	—	—	26
Acquisition of MACS	—	—	(566)	—
Acquisition of Aloha, net of cash acquired	—	—	(237)	—
Acquisition of Sunoco LLC and Sunoco Retail LLC	(2,200)	(775)	—	—
Acquisition of Susser Holdings	—	(967)	—	—
Acquisition of Aziz	—	(42)	—	—
Acquisition from Alta East	—	(57)	—	—
Acquisition of VIE assets	—	(54)	—	—
Acquisition of Valentine	(78)	—	—	—
Acquisition of Emerge fuels business, net of cash acquired	(171)	—	—	—
Acquisition of Denny	(55)	—	—	—
Other acquisitions	(39)	(24)	—	—
Proceeds from disposal of property and equipment	17	16	17	—
Net cash used in investing activities	(3,016)	(2,455)	(953)	(67)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,835	1,400	—	—
Payments on long-term debt	(808)	(242)	(82)	(26)
Revolver borrowings	2,811	1,471	1,137	565
Revolver repayments	(2,261)	(1,449)	(699)	(477)
Loan origination costs	(30)	(22)	(8)	—
Advances from (to) affiliates	255	221	(117)	—
Equity issued to ETE, net of issuance costs	61	—	—	—
Proceeds from issuance of common units, net of offering costs	71	899	405	—
Distributions to ETP	(50)	(204)	—	—
Other cash from financing activities, net	3	(1)	—	—
Distributions to unitholders	(386)	(120)	(18)	(33)
Net cash provided by financing activities	2,501	1,953	618	29
Net increase (decrease) in cash	46	(64)	(15)	(5)
Cash and cash equivalents at beginning of period	73	137	152	8
Cash and cash equivalents at end of period	$119	$73	$137	$3

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
	(in millions)
Supplemental disclosure of non-cash investing activities:
"Push down" accounting from ETP merger	$—	$—	$624	$—
Non-cash (distribution) contribution	$—	$(7)	$22	$—

Supplemental disclosure of non-cash financing activities:
Cancellation of promissory note with ETP	$—	$255	$—	$—
Increase in partners' equity related to ETP Merger	$—	$—	$622	$—
Equity issued to ETP and ETE	$255	$1,008	$212	$—

Supplemental disclosure of cash flow information:
Interest paid	$188	$60	$8	$5
Income taxes paid (refunded), net	$(30)	$51	$2	$—

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
On April 27, 2014, Susser entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP acquired the outstanding common shares of Susser (the “ETP Merger”). The ETP Merger was completed on August 29, 2014. By acquiring Susser, ETP acquired 100% of the non-economic general partner interest and incentive distribution rights ("IDRs") in the Partnership, which have subsequently been distributed to Energy Transfer Equity, L.P. (“ETE”). As a result of the ETP Merger, we became a consolidated entity of ETP and applied “push down” accounting that required our assets and liabilities to be adjusted to fair value as of August 29, 2014, the date of the merger. Due to the application of “push down” accounting, our consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented. The periods prior to the ETP Merger are identified as “Predecessor” and the periods after the ETP Merger are identified as “Successor”. For accounting purposes, management has designated the ETP Merger date as August 31, 2014, as the operating results and change in financial position for the intervening period are not material.
Effective October 27, 2014, the Partnership changed its name from Susser Petroleum Partners LP (NYSE: SUSP) to Sunoco LP (“SUN”, NYSE: SUN). This change aligned the Partnership’s legal and marketing name with that of ETP’s iconic brand, Sunoco. As used in this document, the terms “Partnership”, “SUN”, “we”, “us”, and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, our majority-owned subsidiaries, and variable interest entities (“VIE”s) in which we were the primary beneficiary (through December 23, 2015). We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We also operate convenience retail stores across more than 20 states, primarily in Texas, Pennsylvania, New York, Virginia, Florida, and Hawaii.
On October 1, 2014, we acquired 100% of the membership interest of Mid-Atlantic Convenience Stores, LLC ("MACS"). On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco, LLC (“Sunoco LLC”). On July 31, 2015, we acquired 100% of the issued and outstanding shares of capital stock of Susser. Finally, on March 31, 2016 (effective January 1, 2016), we acquired the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC as well as 100% of the membership interest in Sunoco Retail LLC ("Sunoco Retail").
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
Wholesale Subsidiaries

•
Susser Petroleum Operating Company LLC (“SPOC”), a Delaware limited liability company, distributes motor fuel, propane and lubricating oils to Stripes’ retail locations, consignment locations, and third party customers in Texas, New Mexico, Oklahoma, Louisiana and Kansas.

•
Sunoco LLC, a Delaware limited liability company, primarily distributes motor fuel in more than 26 states throughout the East Coast, Midwest and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, TX metroplex.

•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel, primarily in Georgia, Maryland, New York, Tennessee, and Virginia.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.

•	Susser, a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes-branded convenience stores.

•	Sunoco Retail, a Pennsylvania limited liability company, owns and operates convenience stores that sell motor fuel and merchandise primarily in Pennsylvania, New York, and Florida.

•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores, in Virginia, Maryland, and Tennessee.

•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.
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
Fair Value Measurements
The Partnership uses fair value measurements to measure, among other items, purchased assets and investments, leases, and derivative contracts. Fair value measurements are also used to assess impairment of properties, equipment, intangible assets, and goodwill.
Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.
Segment Reporting
Beginning with the acquisition of MACS in 2014, we operate our business in two primary operating segments, wholesale and retail, both of which are included as reportable segments. Our retail segment operates convenience stores selling a variety of merchandise, food items, services, and motor fuel. Our wholesale segment sells motor fuel to our retail segment and external customers.
Acquisition Accounting
Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. A purchase price is recorded for tangible and intangible assets acquired and liabilities assumed based on their fair value. The excess of fair value of consideration conveyed over fair value of net assets acquired is recorded as goodwill. The Consolidated Statements of Operations and Comprehensive Income for the periods presented include the results of operations for each acquisition from their respective dates of acquisition.
Acquisitions of entities under common control are accounted for similar to a pooling of interests, in which the acquired assets and assumed liabilities are recognized at their historic carrying values. The results of operations of affiliated businesses acquired are reflected in the Partnership’s consolidated results of operations beginning on the date of common control.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.
Sunoco LLC and Sunoco Retail have treasury services agreements with Sunoco, Inc. (R&M), an indirect wholly-owned subsidiary of ETP. Pursuant to these agreements, Sunoco LLC and Sunoco Retail participate in Sunoco, Inc. (R&M)’s centralized cash management program. Under this program, all cash receipts and cash disbursements are processed, together with those of Sunoco, Inc. (R&M), through

Sunoco, Inc. (R&M)’s cash accounts with a corresponding credit or charge to the advances to/from affiliates account. The net balance of Sunoco LLC and Sunoco Retail is reflected in either "Advances to affiliates" or "Advances from affiliates" on the Consolidated Balance Sheets.
Accounts Receivable
The majority of trade receivables are from wholesale fuel customers or from credit card companies related to retail credit card transactions. Wholesale customer credit is extended based on an evaluation of the customer’s financial condition. Receivables are recorded at face value, without interest or discount. The Partnership provides an allowance for doubtful accounts based on historical experience and on a specific identification basis. Credit losses are recorded against the allowance when accounts are deemed uncollectible.
Receivables from affiliates rise from increased fuel sales and other miscellaneous transactions with non-consolidated affiliates. These receivables are recorded at face value, without interest or discount.
Inventories
Fuel inventories are stated at the lower of cost or market. Beginning September 2014, fuel inventory cost is determined using the last-in-first-out (“LIFO”) method. Under this methodology, the cost of fuel sold consists of actual acquisition costs, which includes transportation and storage costs. Such costs are adjusted to reflect increases or decreases in inventory quantities which are valued based on changes in LIFO inventory layers.
Merchandise inventories are stated at the lower of average cost, as determined by the retail inventory method, or market. We record an allowance for shortages and obsolescence relating to merchandising inventory based on historical trends and any known changes. Shipping and handling costs are included in the cost of merchandise inventories.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $41 million, $46 million and $13 million for the years ended December 31, 2016 and 2015, and the Successor period September 1, 2014 through December 31, 2014, respectively. Advertising costs were $5 million for the Predecessor period January 1, 2014 through August 31, 2014.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of assets, estimated to be forty years for buildings, three to fifteen years for equipment and thirty years for storage tanks. Assets under capital leases are depreciated over the life of the corresponding lease.
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
Long-Lived Assets and Assets Held for Sale
Long-lived assets are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If such indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss (gain) on disposal of assets and impairment charge in the Consolidated Statements of Operations and Comprehensive Income for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and discount rates that reflect the risk inherent in future cash flows.
Properties that have been closed and other excess real property are recorded as assets held and used, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and included in other current assets. As of December 31, 2016 and 2015, we had $83 million and $1 million classified as assets held for sale, respectively.

Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of consideration paid over fair value of net assets acquired. Goodwill and intangible assets acquired in a purchase business combination are recorded at fair value as of the date acquired. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test of goodwill and indefinite lived intangible assets is performed as of the first day of the fourth quarter of each fiscal year.
The Partnership uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business, and performance of the unit price of the Partnership.
If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a two-step approach is applied in making an evaluation. Step one utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates.
If, after assessing the totality of events or circumstances in step one, management determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount then performing step two test is unnecessary.
However, if the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the impairment amount by determining an “implied fair value” of goodwill. Determination of “implied fair value” requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Unallocated fair value, if any, represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. If the “implied fair value” is less than the carrying value, an impairment charge is recorded.
Indefinite-lived intangible assets are composed of certain tradenames, contractual rights, and liquor licenses which are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each asset's fair value to its book value. Management first determines qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If management concludes that it is more likely than not that an indefinite-lived asset is impaired, then its fair value is determined by using the discounted cash flow model based on future revenues estimated to be derived in the use of the asset.
Other Intangible Assets
Other finite-lived intangible assets consist of supply agreements, customer relations, favorable lease arrangements, non-competes, and loan origination costs. Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment only if and when circumstances warrant. Determination of an intangible asset's fair value and estimated useful life are based on an analysis of pertinent factors including (1) the use of widely-accepted valuation approaches, such as the income approach or the cost approach, (2) the expected use of the asset by the Partnership, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and remaining useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust its amortization period to reflect a new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.
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

Asset Retirement Obligations
The estimated future cost to remove an underground storage tank is recognized over the estimated useful life of the storage tank. We record a discounted liability for the future fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We then depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for tank removal on our prior experience with removals. We review assumptions for computing the estimated liability for tank removal on an annual basis. Any change in estimated cash flows are reflected as an adjustment to both the liability and the associated asset.
Environmental Liabilities
Environmental expenditures related to existing conditions, resulting from past or current operations, and from which no current or future benefit is discernible, are expensed. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. We determine and establish a liability on a site-by-site basis when it is probable and can be reasonably estimated. A related receivable is recorded for estimable and probable reimbursements.
Revenue Recognition
Revenues from our two primary product categories, motor fuel and merchandise, are recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. The Partnership charges wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through PropCo, our wholly-owned corporate subsidiary, we may sell motor fuel to customers on a consignment basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. In our wholesale segment, we derive other income from rental income, propane and lubricating oils, and other ancillary product and service offerings. In our retail segment, we derive other income from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, movie rentals, and other ancillary product and service offerings. We record revenue from other retail transactions on a net commission basis when a product is sold and/or services are rendered.
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
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including consignment arrangements, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $1.2 billion, $1.1 billion, $359 million, and $10 million, for the years ended December 31, 2016 and 2015, the Successor period September 1, 2014 through December 31, 2014 and the Predecessor period January 1, 2014 through August 31, 2014, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the Consolidated Statements of Operations and Comprehensive Income.
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
Fair Value of Financial Instruments
Cash, accounts receivable, certain other current assets, marketable securities, accounts payable, accrued expenses, and certain other current liabilities are reflected in the Consolidated Balance Sheets at fair value.
Earnings Per Unit
In addition to common and subordinated units, we have identified IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units.
Stock and Unit-based Compensation
Certain employees supporting operations prior to the ETP Merger were granted long-term incentive compensation awards under the Susser stock-based compensation programs, which primarily consisted of stock options and restricted common stock. Prior to the ETP Merger, these costs were allocated to us and are included in general and administrative expenses.
In connection with our IPO, our General Partner adopted the Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (the “LTIP Plan”, or “Sunoco LP Plan”), under which various types of awards may be granted to employees, consultants, and directors of our General Partner who provide services for us. On August 29, 2014, effective with the ETP Merger, all then outstanding unvested awards became fully vested. Subsequent to the ETP Merger, there have been additional grants issued under the LTIP Plan as well as allocated compensation expenses from ETP, which are recognized over the vesting period based on the grant-date fair value. The grant-date fair value is determined based on the market price of our common units on the grant date. We amortize the grant-date fair value of these awards over their vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses.
Income Taxes
The Partnership is a publicly traded limited partnership and is not taxable for federal and most state income tax purposes. As a result, our earnings or losses, to the extent not included in a taxable subsidiary, for federal and most state purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial basis of assets and liabilities, differences between the tax accounting and financial accounting treatment of certain items, and due to allocation requirements related to taxable income under our Partnership Agreement.
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2016, 2015, and 2014, our qualifying income met the statutory requirement.
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
In November 2015, new federal partnership audit procedures were signed into law which are effective for tax years beginning after December 31, 2017. Under the new procedures, a partnership would be responsible for paying the imputed underpayment of tax resulting from audit adjustments in the adjustment year even though partnerships are “pass through entities”. However, as an alternative to paying the imputed underpayment of tax at the partnership level, a partnership may elect to provide audit adjustment information to the reviewed year partners, whom in turn would be responsible for paying the imputed underpayment of tax in the adjustment year. The Partnership is currently evaluating the impact, if any, this legislation has on our income taxes policies.
Recently Issued Accounting Pronouncements
FASB ASU No. 2014-09. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method).  The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catch-up transition method.
We are in the process of evaluating our revenue contracts by segment and fee type to determine the potential impact of adopting the new standards.  At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts will be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
FASB ASU No. 2016-02. In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. This Topic requires Balance Sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP, excluding short-term leases of 12 months or less. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated balance sheets and related disclosures.
We are in the process of evaluating our lease contracts to determine the potential impact of adopting the new standards.  At this point in our evaluation process, we have determined that the timing and/or amount of lease assets and lease liabilities that we recognize on certain contracts will be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
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
FASB ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect that our adoption of this standard will change our approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.

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
The following table summarizes the final “push down” accounting allocation to our assets and liabilities as of the date presented (in millions):

August 31, 2014
Current assets	$171
Property and equipment	273
Goodwill	590
Intangible assets	70
Other noncurrent assets	1
Current liabilities	(154)
Other noncurrent liabilities	(255)
Net assets	$696
Goodwill acquired in connection with the ETP merger is non-deductible for tax purposes.

Acquisitions
MACS Acquisition
On October 1, 2014, we acquired 100% of the membership interests of MACS from ETP for a total consideration of approximately $768 million, subject to certain working capital adjustments (the “MACS acquisition”). The consideration paid consisted of 3,983,540 newly issued common units representing limited partnership interests in the Partnership and $566 million in cash. We initially financed the cash portion of the MACS acquisition by utilizing availability under the 2014 Revolver (as defined in Note 10). A portion of the 2014 Revolver borrowing was repaid during the fourth quarter of 2014, using cash from proceeds of an equity offering. MACS has been determined to be the primary beneficiary of certain VIEs, and therefore the Partnership consolidates these VIEs.
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
Included in our Successor results of operations for the period September 1, 2014 through December 31, 2014 is $509 million and $32 million of revenue and net income, respectively, related to the acquisition of MACS.
The following table summarizes the recording of the assets and liabilities at their respective carrying values as of the date presented (in millions):

August 31, 2014
Current assets	$97
Property and equipment	464
Goodwill	119
Intangible assets	91
Other noncurrent assets	48
Current liabilities	(45)
Other noncurrent liabilities	(187)
Net assets	587
Net deemed contribution	(21)
Cash acquired	(61)
Total cash consideration, net of cash acquired	$505
Goodwill acquired in connection with the MACS acquisition is deductible for tax purposes.
Aloha Acquisition
On December 16, 2014, we acquired 100% of the stock of Aloha, the largest independent gasoline marketer and one of the largest convenience store operators in Hawaii, with an extensive wholesale fuel distribution network and 6 fuel storage terminals on the islands (the “Aloha acquisition”). The adjusted purchase price for Aloha was approximately $267 million in cash, subject to a post-closing earn-out we have estimated at $18 million, and certain post-closing adjustments, and before transaction costs and other expenses totaling $3 million. As of December 31, 2016, we have recorded on our consolidated balance sheet under other non-current liabilities $15 million in remaining contingent consideration, which we based on the internal evaluation of the earnings level that Aloha is expected to achieve during the earnout period of December 16, 2014 through December 31, 2022. Approximately $14 million of the cash consideration was placed in an escrow account to satisfy indemnification obligations of the seller and certain environmental claims, pursuant to the terms of the purchase agreement. Included in our Successor results of operations for the period December 16, 2014 through December 31, 2014 is $25 million and $1 million of revenue and net income, respectively, related to the acquisition of Aloha.
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
As a result of the finalization of the purchase price allocation during 2015, an adjustment of $49 million was made to reduce the amount of goodwill related to the Aloha acquisition and increase property and equipment and intangible assets offset by an increase in deferred tax liability.
The following table summarizes the final allocation of the assets and liabilities as of the date presented (in millions):

December 16, 2014
Current assets	$67
Property and equipment	128
Goodwill	106
Intangible assets	74
Other noncurrent assets	1
Current liabilities	(20)
Other noncurrent liabilities	(71)
Total consideration	285
Cash acquired	(31)
Contingent consideration	(18)
Total cash consideration, net of cash acquired and contingent consideration	$236
Goodwill acquired in connection with the Aloha acquisition is non-deductible for tax purposes.
Sunoco LLC and Sunoco Retail LLC Acquisitions
On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco LLC from ETP Retail Holdings, LLC (“ETP Retail”), an indirect wholly-owned subsidiary of ETP, for total consideration of $775 million in cash (the “Sunoco Cash Consideration”) and 795,482 common units representing limited partner interests in the Partnership, pursuant to a Contribution Agreement dated March 23, 2015, among the Partnership, ETP Retail and ETP (the "Sunoco LLC Contribution Agreement"). The Sunoco Cash Consideration was financed through issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance”), of 6.375% Senior Notes due 2023 on April 1, 2015. The common units issued to ETP Retail were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Sunoco LLC Contribution Agreement, ETP guaranteed all of the obligations of ETP Retail.
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
Immediately prior to the closing of the ETP Dropdown, Sunoco Retail owned all of the retail assets previously owned by Sunoco, Inc. (R&M), an ethanol plant located in Fulton, NY, 100% of the issued and outstanding membership interests in Sunmarks, LLC, and all the retail assets previously owned by Atlantic Refining & Marketing Corp., a wholly owned subsidiary of Sunoco, Inc.
Subject to the terms and conditions of the ETP Dropdown Contribution Agreement, at the closing of the ETP Dropdown, we paid to ETP Retail $2.2 billion in cash on March 31, 2016, which included working capital adjustments, and issued to ETP Retail 5,710,922 common units representing limited partner interests in the Partnership (the “ETP Dropdown Unit Consideration”). The ETP Dropdown was funded with borrowings under a term loan agreement. The ETP Dropdown Unit Consideration was issued in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.
The acquisitions of Sunoco LLC and Sunoco Retail were accounted for as transactions between entities under common control. Specifically, the Partnership recognized the acquired assets and assumed liabilities at their respective carrying values with no goodwill created. The Partnership’s results of operations include Sunoco LLC’s and Sunoco Retail’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Sunoco LLC and Sunoco Retail from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its consolidated statement of operations and comprehensive income to include $2.4 billion of Sunoco LLC revenues and $25 million of net income for the three months ended March 31, 2015, $1.5 billion of Sunoco Retail revenues and $11 million of net income for the twelve months ended December 31, 2015 as well as $5.5 billion of Sunoco LLC and Sunoco Retail revenues and $73 million of net loss for the Successor period from September 1, 2014 through December 31, 2014. The equity of Sunoco LLC and Sunoco Retail prior to the respective acquisitions is presented as predecessor equity in our consolidated financial statements.
The following table summarizes the final recording of assets and liabilities at their respective carrying values as of August 31, 2014 (in millions):

	Sunoco LLC	Sunoco Retail	Total
Current assets	$1,107	$329	$1,436
Property and equipment	384	710	1,094
Goodwill	—	1,289	1,289
Intangible assets	182	294	476
Other noncurrent assets	2	—	2
Current liabilities	(641)	(146)	(787)
Other noncurrent liabilities	(7)	(340)	(347)
Net assets	$1,027	$2,136	$3,163
Net deemed contribution			(188)
Cash acquired			(24)
Total cash consideration, net of cash acquired (1)			$2,951
________________________________

(1)	Total cash consideration, net of cash acquired, includes $775 million paid on April 1, 2015 and $2.2 billion paid on March 31, 2016.
Goodwill acquired in connection with the Sunoco LLC and Sunoco Retail LLC acquisitions is non-deductible for tax purposes.
Susser Acquisition
On July 31, 2015, we acquired 100% of the issued and outstanding shares of capital stock of Susser from Heritage Holdings, Inc., a wholly owned subsidiary of ETP (“HHI”), and ETP Holdco Corporation, a wholly owned subsidiary of ETP (“ETP Holdco” and together with HHI, the “Contributors”), for total consideration of approximately $967 million in cash (the “Susser Cash Consideration”), subject to certain post-closing working capital adjustments, and issued to the Contributors 21,978,980 Class B Units representing limited partner interests of the Partnership (“Class B Units”) (the “Susser Acquisition”). The Class B Units were identical to the common units in all respects, except such Class B Units were not entitled to distributions payable with respect to the second quarter of 2015. The Class B Units converted, on a one-for-one basis, into common units on August 19, 2015.
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

The Susser Acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no additional goodwill created. The Partnership’s results of operations include Susser’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Susser from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its Consolidated Statement of Operations and Comprehensive Income to include $2.6 billion of Susser revenues and $18 million of net income for the period from January 1, 2015 through July 31, 2015 as well as $742 million of Susser revenues and $15 million of net loss for the Successor period from September 1, 2014 through December 31, 2014. Pre-Susser acquisition equity of Susser is presented as predecessor equity in our consolidated financial statements.
The following table summarizes the final recording of assets and liabilities at their respective carrying values as of the date presented (in millions):

August 31, 2014
Current assets	$217
Property and equipment	984
Goodwill	977
Intangible assets	541
Other noncurrent assets	38
Current liabilities	(246)
Other noncurrent liabilities	(842)
Net assets	1,669
Net deemed contribution	(702)
Cash acquired	(64)
Total cash consideration, net of cash acquired	$903
Goodwill acquired in connection with the Susser acquisition is deductible for tax purposes.
Emerge Fuels Business Acquisition
On August 31, 2016, we acquired the fuels business (the "Fuels Business") from Emerge Energy Services LP (NYSE: EMES) ("Emerge") for $171 million, inclusive of working capital and other adjustments, which was funded using amounts available under our revolving credit facility. The Fuels Business includes two transmix processing plants with attached refined product terminals located in the Birmingham, Alabama and the Greater Dallas, TX metroplex and engages in the processing of transmix and the distribution of refined fuels. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
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

The following table summarizes the preliminary recording of assets and liabilities at their respective carrying values as of the date presented (in millions):

August 31, 2016
Current assets	$26
Property and equipment	60
Goodwill	78
Intangible assets	23
Current liabilities	(16)
Net assets	171
Cash acquired	—
Total cash consideration, net of cash acquired	$171
Goodwill acquired in connection with the Emerge acquisition is deductible for tax purposes.
Other Acquisitions
On October 12, 2016, we completed the acquisition of convenience store, wholesale motor fuel distribution, and commercial fuels distribution businesses serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $55 million. This acquisition included six company-owned and operated locations, six company-owned and dealer operated locations, wholesale fuel supply contracts for a network of independent dealer-owned and dealer-operated locations, and a commercial fuels business in the Eastern Texas and Louisiana markets. As part of the acquisition, we acquired 13 fee properties, which included the six company operated locations, six dealer operated locations, and a bulk plant and an office facility. This transaction was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, is in the process of evaluating the initial purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $1 million.
On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. for $39 million. The convenience stores acquired include 5 fee properties and 9 leased properties, all of which are company operated. The Kolkhorst acquisition also included supply contracts with dealer-owned and operated sites. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, is reviewing the initial valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $19 million.
On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $78 million. This acquisition included 19 fee properties (of which 18 are company operated convenience stores and one is a standalone Tim Hortons), one leased Tim Hortons property, and three raw tracts of land in fee for future store development. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, is reviewing the initial valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $42 million.
On December 16, 2015, we acquired a wholesale motor fuel distribution business serving the Northeastern United States from Alta East, Inc. (“Alta East”) for approximately $57 million (the “Alta East Acquisition”). This acquisition included 24 fee and 6 leased properties operated by third party dealers or commission agents, and two non-operating surplus locations in fee. The Alta East Acquisition also included supply contracts with the dealer-owned and operated sites. The Alta East Acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values at the purchase date. Management, with the assistance of a third party valuation firm, determined the fair value of the assets at the date of acquisition. As a result, the acquisition increased goodwill by $19 million.
Additional acquisitions by the Partnership during 2015 totaled $66 million in consideration paid and preliminarily increased goodwill by $13 million.
The other acquisitions, including Denny, Kolkhorst, Valentine and Alta East, were all assets acquisitions, and any goodwill created from these acquisitions is deductible for tax purposes.

Pro Forma Financial Information
The combined results of our operations and those of Susser, Sunoco LLC, Sunoco Retail, MACS, and Aloha on a pro forma basis, as though all entities had been acquired on January 1, 2014, is revenue of $26.3 billion and net income attributable to partners of $88 million for the twelve months ended December 31, 2014. Pro forma adjustments include purchase accounting adjustments, interest expense, and related tax effects. This pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved had all acquisitions occurred on January 1, 2014.

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
On December 23, 2015 we completed the acquisition of underlying assets at the 33 locations subject to rights of purchase for $54 million, including payment of associated mortgage debt of $44 million. This transaction terminated separate consolidation of the VIEs, with the purchased assets continuing to be included in our consolidated financial statements.

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Accounts receivable, trade	$361	$161
Credit card receivables	133	98
Vendor receivables for rebates, branding, and other	21	15
Other receivables	27	38
Allowance for doubtful accounts	(3)	(4)
Accounts receivable, net	$539	$308

6.	Inventories, net
Due to changes in fuel prices, we recorded a write-down on the value of fuel inventory of $98 million at December 31, 2015.
Inventories consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Fuel-retail	$58	$43
Fuel-wholesale	364	283
Fuel-consignment	5	4
Merchandise	123	116
Equipment and maintenance spare parts	13	13
Other	10	8
Inventories, net	$573	$467

7.	Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Land	$1,105	$1,032
Buildings and leasehold improvements	1,491	1,151
Equipment	1,141	1,214
Construction in progress	294	97
Total property and equipment	4,031	3,494
Less: accumulated depreciation	658	339
Property and equipment, net	$3,373	$3,155
Depreciation expense on property and equipment was $248 million, $225 million and $68 million for the years ended December 31, 2016 and 2015, and the Successor period September 1, 2014 through December 31, 2014, respectively. Depreciation expense for the Predecessor period January 1, 2014 through August 31, 2014 was $7 million.

8.	Goodwill and Other Intangible Assets
Goodwill
Goodwill balances and activity for the years ended December 31, 2016 and 2015 consisted of the following:

	Segment
	Wholesale	Retail	Consolidated
	(in millions)
Balance at December 31, 2014	$724	$2,420	$3,144
Goodwill adjustment related to ETP "push down" accounting, net of previously recognized goodwill	—	(14)	(14)
Goodwill adjustment related to Aloha acquisition	(54)	5	(49)
Goodwill related to Alta East acquisition	17	—	17
Goodwill related to other acquisitions	—	13	13
Balance at December 31, 2015	687	2,424	3,111
Goodwill adjustment related to Alta East acquisition	2	—	2
Goodwill related to Kolkhorst acquisition	—	19	19
Goodwill related to Valentine acquisition	—	42	42
Goodwill related to Emerge acquisition	78	—	78
Goodwill related to Denny acquisition	—	1	1
Goodwill adjustment related to other acquisitions	—	7	7
Goodwill impairment	—	(642)	(642)
Balance at December 31, 2016	$767	$1,851	$2,618
Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. During the year ended December 31, 2016, we continued our evaluation of the Denny, Emerge, Kolkhorst, Valentine, and Alta East acquisitions' purchase accounting analysis with the assistance of a third party valuation firm.
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. In accordance with ASC 350-20-35 “Goodwill - Subsequent Measurements”, during the fourth quarter of 2016, we performed goodwill impairment tests on our reporting units and recognized a goodwill impairment charge of $642 million on our retail reporting unit primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. The goodwill in the Retail reporting unit is comprised primarily of amounts recorded as a result of the purchase price allocations for ETP’s acquisitions of Sunoco, Inc. and MACS in 2012 and 2013, respectively. The impairment charge was driven primarily by changes in our organizational and capital structure following the completion of the dropdown transactions from ETP in 2014, 2015 and 2016 and changes in our construction plan for new-to-industry sites.

The Partnership determined the fair value of our reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
Other Intangibles
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$752	$7	$745	$784	$7	$777
Contractual rights	43	—	43	34	—	34
Liquor licenses	16	—	16	16	—	16
Finite-lived
Customer relations including supply agreements	631	208	423	551	150	401
Favorable leasehold arrangements, net	23	6	17	23	1	22
Loan origination costs	10	4	6	9	2	7
Other intangibles	7	2	5	4	1	3
Intangible assets, net	$1,482	$227	$1,255	$1,421	$161	$1,260
We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review non-amortizable intangible assets for impairment annually, or more frequently if circumstances dictate.
During the fourth quarter of 2016, the Partnership performed impairment tests on our intangible assets and recognized $32 million of impairment charge on our Laredo Taco Company tradename primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded. This was driven primarily by changes in our construction plan for new-to-industry sites and decreases in sales volume in oil field producing regions in which we have operations.
Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $67 million, $50 million and $18 million for the years ended December 31, 2016 and 2015, and the Successor period September 1, 2014 through December 31, 2014, respectively, and was $3 million for the Predecessor period January 1, 2014 through August 31, 2014.
Customer relations and supply agreements have a remaining weighted-average life of approximately 9 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 11 years. Non-competition agreements and other intangible assets have a remaining weighted-average life of approximately 11 years. Loan origination costs have a remaining weighted-average life of approximately 3 years.

As of December 31, 2016, the Partnership’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years and thereafter for finite-lived intangibles is as follows (in millions):

	Amortization	Interest
2017	$65	$2
2018	63	2
2019	61	2
2020	56	—
2021	39	—
Thereafter	161	—
Total	$445	$6

9.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Wage and other employee-related accrued expenses	$42	$26
Franchise agreement termination accrual	2	4
Accrued tax expense	154	102
Accrued insurance	23	33
Reserve for environmental remediation, current	5	8
Accrued interest expense	39	28
Deposits and other	107	107
Total	$372	$308

10.	Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Term Loan	$1,243	$—
Sale leaseback financing obligation	117	122
2014 Revolver	1,000	450
6.375% Senior Notes Due 2023	800	800
5.500% Senior Notes Due 2020	600	600
6.250% Senior Notes Due 2021	800	—
Capital lease obligation and notes payable	1	4
Total debt	4,561	1,976
Less: current maturities	5	5
Less: debt issuance costs	47	18
Long-term debt, net of current maturities	$4,509	$1,953

At December 31, 2016, scheduled future debt principal maturities are as follows (in millions):

2017	$5
2018	5
2019	2,248
2020	606
2021	806
Thereafter	891
Total	$4,561
Term Loan
On March 31, 2016, we entered into a senior secured term loan agreement (the “Term Loan”) to finance a portion of the costs associated with the ETP Dropdown. The Term Loan provides secured financing in an aggregate principal amount of up to $2.035 billion, which we borrowed in full. The Partnership used the proceeds to fund a portion of the ETP Dropdown and to pay fees and expenses incurred in connection with the ETP Dropdown and Term Loan.
Obligations under the Term Loan are secured equally and ratably with the 2014 Revolver (as defined below) by substantially all tangible and intangible assets of the Partnership and certain of our subsidiaries, subject to certain exceptions and permitted liens. Obligations under the Term Loan are guaranteed by certain of the Partnership’s subsidiaries. In addition, ETP Retail Holdings, LLC, a wholly owned subsidiary of ETP, provided a limited contingent guaranty of collection with respect to the payment of the principal amount of the Term Loan. The maturity date of the Term Loan is October 1, 2019. The Partnership is not required to make any amortization payments with respect to the loans under the Term Loan. Amounts borrowed under the Term Loan bear interest at either LIBOR or base rate plus an applicable margin based on the election of the Partnership for each interest period. Until the Partnership first receives an investment grade rating, the applicable margin for LIBOR rate loans ranges from 1.500% to 3.000% and the applicable margin for base rate loans ranges from 0.500% to 2.000%, in each case based on the Partnership’s Leverage Ratio (as defined in the Term Loan). The Term Loan requires the Partnership to maintain a leverage ratio of not more than (i) as of the last day of each fiscal quarter through December 31, 2017, 6.75 to 1.0, (ii) as of March 31, 2018, 6.5 to 1.0, (iii) as of June 30, 2018, 6.25 to 1.0, (iv) as of September 30, 2018, 6.0 to 1.0, (v) as of December 31, 2018, 5.75 to 1.0 and (vi) thereafter, 5.5 to 1.0 (in the case of the quarter ending March 31, 2019 and thereafter, subject to increases to 6.0 to 1.0 in connection with certain specified acquisitions in excess of $50 million, as permitted under the Term Loan.
On January 31, 2017, the Partnership entered into a limited waiver to the Term Loan (the “Term Loan Waiver”). Under the Term Loan Waiver, the Agents and lenders party thereto waived and deemed remedied, among other matters, the miscalculations of the Partnership’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the Term Loan from December 21, 2016 through the effective date of the Term Loan Waiver. The incremental interest owed was remedied prior to the effectiveness of the Term Loan Waiver. As a result of the restatement of the compliance certificates for the fiscal quarter ended September 30, 2016 delivered in connection with the Term Loan Waiver, the margin applicable to the obligations under the Term Loan increased from (i) 2.75% in respect of LIBOR rate loans and 1.75% in respect of base rate loans to (ii) 3.00% in respect of LIBOR rate loans and 2.00% in respect of base rate loans, until the delivery of the next compliance certificates.
The Partnership may voluntarily prepay borrowings under the Term Loan at any time without premium or penalty, subject to any applicable breakage costs for loans bearing interest at LIBOR. Under certain circumstances, the Partnership is required to repay borrowings under the Term Loan in connection with the issuance by the Partnership of certain types of indebtedness for borrowed money. The Term Loan also includes certain (i) representations and warranties, (ii) affirmative covenants, including delivery of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, payment of material taxes and other claims, maintenance of properties and insurance, access to properties and records for inspection by administrative agent and lenders, further assurances and provision of additional guarantees and collateral, (iii) negative covenants, including restrictions on the Partnership and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make loans, advances or investments, pay dividends, sell or otherwise transfer assets or enter into transactions with shareholders or affiliates and (iv) events of default, in each case substantively similar to the representations and warranties, affirmative and negative covenants and events of default in the Partnership’s 2014 Revolver (as defined below). During the continuance of an event of default, the lenders under the Term Loan may take a number of actions, including declaring the entire amount then outstanding under the Term Loan due and payable.
As of December 31, 2016, the balance on the Term Loan was $1.2 billion. The Partnership was in compliance with all financial covenants at December 31, 2016.

6.250% Senior Notes Due 2021
On April 7, 2016, we and certain of our wholly owned subsidiaries, including SUN Finance (together with the Partnership, the “2021 Issuers”), completed a private offering of $800 million 6.250% senior notes due 2021 (the “2021 Senior Notes”). The terms of the 2021 Senior Notes are governed by an indenture dated April 7, 2016, among the 2021 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2021 Guarantors”) and U.S. Bank National Association, as trustee. The 2021 Senior Notes will mature on April 15, 2021 and interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2016. The 2021 Senior Notes are senior obligations of the 2021 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The 2021 Senior Notes and guarantees are unsecured and rank equally with all of the 2021 Issuers’ and each 2021 Guarantor’s existing and future senior obligations. The 2021 Senior Notes and guarantees are effectively subordinated to the 2021 Issuers’ and each 2021 Guarantor’s secured obligations, including obligations under the Partnership’s 2014 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2021 Senior Notes. ETC M-A Acquisition LLC ("ETC M-A"), a subsidiary of ETP Retail, guarantees collection to the 2021 Issuers with respect to the payment of the principal amount of the 2021 Senior Notes. ETC M-A is not subject to any of the covenants under the 2021 Indenture.
Net proceeds of approximately $789 million were used to repay a portion of the borrowings outstanding under our Term Loan.
In connection with the issuance of the 2021 Senior Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2021 Senior Notes for an issue of registered notes with terms substantively identical to the 2021 Senior Notes on or before April 7, 2017. The exchange offer was completed on October 4, 2016.

5.500% Senior Notes Due 2020
On July 20, 2015, we and our wholly owned subsidiary, SUN Finance (together with the Partnership, the “2020 Issuers”), completed a private offering of $600 million 5.500% senior notes due 2020 (the “2020 Senior Notes”). The terms of the 2020 Senior Notes are governed by an indenture dated July 20, 2015 (the “2020 Indenture”), among the 2020 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2020 Guarantors”) and U.S. Bank National Association, as trustee (the “2020 Trustee”). The 2020 Senior Notes will mature on August 1, 2020 and interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2016. The 2020 Senior Notes are senior obligations of the 2020 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries. The 2020 Senior Notes and guarantees are unsecured and rank equally with all of the 2020 Issuers’ and each 2020 Guarantor’s existing and future senior obligations. The 2020 Senior Notes and guarantees are effectively subordinated to the 2020 Issuers’ and each 2020 Guarantor’s secured obligations, including obligations under the Partnership’s 2014 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2020 Senior Notes.
Net proceeds of approximately $593 million were used to fund a portion of the Susser Cash Consideration.
In connection with our issuance of the 2020 Senior Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2020 Senior Notes for an issue of registered notes with terms substantively identical to the 2020 Senior Notes on or before July 20, 2016. The exchange offer was completed on October 4, 2016 and we paid the holders of the 2020 Senior Notes an aggregate of $0.3 million in liquidated damages in the form of additional interest as a result of the delayed registration.
6.375% Senior Notes Due 2023
On April 1, 2015, we and our wholly owned subsidiary, SUN Finance (together with the Partnership, the “2023 Issuers”), completed a private offering of $800 million 6.375% senior notes due 2023 (the “2023 Senior Notes”). The terms of the 2023 Senior Notes are governed by an indenture dated April 1, 2015 (the “2023 Indenture”), among the 2023 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2023 Guarantors”) and U.S. Bank National Association, as trustee (the “2023 Trustee”). The 2023 Senior Notes will mature on April 1, 2023 and interest is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2015. The 2023 Senior Notes are senior obligations of the 2023 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries. The 2023 Senior Notes and guarantees are unsecured and rank equally with all of the 2023 Issuers’ and each 2023 Guarantor’s existing and future senior obligations. The 2023 Senior Notes and guarantees are effectively subordinated to the 2023 Issuers’ and each 2023 Guarantor’s secured obligations, including obligations under the Partnership’s 2014 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2023 Senior Notes. ETC M-A guarantees collection to the 2023 Issuers with respect to the payment of the principal amount of the 2023 Senior Notes. ETC M-A is not subject to any of the covenants under the 2023 Indenture.

Net proceeds of approximately $787 million were used to fund the Sunoco Cash Consideration and to repay borrowings under our 2014 Revolver (as defined below).
In connection with our issuance of the 2023 Senior Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2023 Senior Notes for an issue of registered notes with terms substantively identical to the 2023 Senior Notes on or before April 1, 2016. The exchange offer was completed on October 4, 2016 and we paid the holders of the 2023 Senior Notes an aggregate of $2 million in liquidated damages in the form of additional interest as a result of the delayed registration.
Revolving Credit Agreement
On September 25, 2014, we entered into a $1.25 billion revolving credit facility (the “2014 Revolver”) among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and an LC issuer. Proceeds from the revolving credit facility were used to pay off the Partnership’s then-existing revolving credit facility entered into on September 25, 2012. On April 10, 2015, we received a $250 million increase in commitments under the 2014 Revolver and, as a result, we are permitted to borrow up to $1.5 billion on a revolving credit basis.
The 2014 Revolver expires on September 25, 2019 (which date may be extended in accordance with the terms of the credit agreement governing our 2014 Revolver). Borrowings under the 2014 Revolver bear interest at a base rate (a rate based off of the higher of (a) the Federal Funds Rate (as defined in the revolving credit facility) plus 0.500%, (b) Bank of America’s prime rate or (c) one-month LIBOR (as defined in the 2014 Revolver) plus 1.000%) or LIBOR, in each case plus an applicable margin ranging from 1.500% to 3.000%, in the case of a LIBOR loan, or from 0.500% to 2.000%, in the case of a base rate loan (determined with reference to the Partnership’s Leverage Ratio (as defined in the 2014 Revolver)). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 2.000%, in the case of a LIBOR loan, or from 0.125% to 1.000%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt). Interest is payable quarterly if the base rate applies, at the end of the applicable interest period if LIBOR applies and at the end of the month if daily floating LIBOR applies. In addition, the unused portion of the revolving credit facility will be subject to a commitment fee ranging from 0.250% to 0.500%, based on the Partnership’s Leverage Ratio. Upon the first achievement by the Partnership of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.275%, based on the Partnership’s credit rating as described above. The 2014 Revolver requires the Partnership to maintain a Leverage Ratio of not more than (i) as of the last day of each fiscal quarter through December 31, 2017, 6.75 to 1.0, (ii) as of March 31, 2018, 6.5 to 1.0, (iii) as of June 30, 2018, 6.25 to 1.0, (iv) as of September 30, 2018, 6.0 to 1.0, (v) as of December 31, 2018, 5.75 to 1.0 and (vi) thereafter, 5.5 to 1.0 (in the case of the quarter ending March 31, 2019 and thereafter, subject to increases to 6.0 to 1.0 in connection with certain specified acquisitions in excess of $50 million, as permitted under the 2014 Revolver.
On January 31, 2017, the Partnership entered into a limited waiver (the “Revolver Waiver”). Under the Revolver Waiver, the Agents and lenders party thereto waived and deemed remedied, among other matters, the miscalculations of the Partnership’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the Revolver from December 21, 2016 through the effective date of the Revolver Waiver. The incremental interest owed was remedied prior to the effectiveness of the Revolver Waiver. As a result of the restatement of the compliance certificates for the fiscal quarter ended September 30, 2016 delivered in connection with the Revolver Waiver, the margin applicable to the obligations under the Revolver increased from (i) 2.75% in respect of LIBOR rate loans and 1.75% in respect of base rate loans to (ii) 3.00% in respect of LIBOR rate loans and 2.00% in respect of base rate loans, until the delivery of the next compliance certificates.
Indebtedness under the 2014 Revolver is secured by a security interest in, among other things, all of the Partnership’s present and future personal property and all of the present and future personal property of its guarantors, the capital stock of its material subsidiaries (or 66% of the capital stock of material foreign subsidiaries), and any intercompany debt. Upon the first achievement by the Partnership of an investment grade credit rating, all security interests securing borrowings under the revolving credit facility will be released. Indebtedness incurred under the 2014 Revolver is secured on a pari passu basis with the indebtedness incurred under the Term Loan pursuant to a collateral trust arrangement whereby a financial institution agrees to act as common collateral agent for all pari passu indebtedness.
As of December 31, 2016, the balance on the 2014 Revolver was $1.0 billion, and $31 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at December 31, 2016 was $469 million. The Partnership was in compliance with all financial covenants at December 31, 2016.
Sale Leaseback Financing Obligation
On April 4, 2013, MACS completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As MACS did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of December 31, 2016 was $117 million.
Fair Value Measurements
We use fair value measurements to measure, among other items, purchased assets, investments, leases and derivative contracts. We also use them to assess impairment of properties, equipment, intangible assets and goodwill. An asset's fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.
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
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of December 31, 2016, is estimated to be approximately $4.6 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

11.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Accrued straight-line rent	$10	$16
Reserve for underground storage tank removal	53	55
Reserve for environmental remediation, long-term	35	29
Unfavorable lease liability	30	32
Others	36	38
Total	$164	$170
We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31
	2016	2015
	(in millions)
Balance at beginning of year	$55	$53
Liabilities incurred	5	1
Liabilities settled	(2)	(2)
Accretion expense	4	3
Revision of estimated cash flows	(9)	—
Balance at end of year	$53	$55

12.	Related-Party Transactions
We are party to the following fee-based commercial agreements with various affiliates of ETP:

•
Philadelphia Energy Solutions Products Purchase Agreements – two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing ("PES") and one with PES's product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail owns a noncontrolling interest in the parent of PES.

•
Sunoco Logistics Partners L.P. ("SXL") Transportation and Terminalling Contracts – various agreements with subsidiaries of SXL for pipeline, terminalling and storage services. We also have agreements with subsidiaries of SXL for the purchase and sale of fuel. SXL is a consolidated subsidiary of ETP.

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
We are party to the Sunoco Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel to Sunoco Retail’s convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin of four cents per gallon. This profit margin is eliminated through consolidation from the date of common control, September 1, 2014, and thereafter, in the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
Summary of Transactions
Related party transactions with affiliates for the years ended December 31, 2016 and 2015, Successor period September 1, 2014 through December 31, 2014, and Predecessor period January 1, 2014 through September 1, 2014 were as follows (in millions):

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
Motor fuel sales to affiliates	$62	$20	$—	$2,200
Bulk fuel purchases from affiliates	$1,867	$2,449	$52	$—
Allocated cost of employees	$—	$—	$—	$9
Transportation charges from Susser for delivery of motor fuel	$—	$—	$—	$38
Purchase of stores from Susser	$—	$—	$—	$81
Included in the bulk fuel purchases above are purchases from PES, which constitutes 14.4% of our total cost of sales for the year ended December 31, 2016.
Additional significant affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income are as follows:

•
Net advances from affiliates were $87 million at December 31, 2016. Net advances to affiliates were $366 million at December 31, 2015. Advances to and from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco, Inc. (R&M) and Sunoco Retail and Sunoco, Inc. (R&M), which are in place for purposes of cash management.

•	Net accounts receivable from affiliates were $3 million and $8 million at December 31, 2016 and 2015, respectively, which are primarily related to motor fuel purchases from us.

•	Net accounts payable to affiliates was $109 million and $15 million as of December 31, 2016 and 2015, respectively, attributable to operational expenses.

13.	Commitments and Contingencies
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
Net rent expense consisted of the following:

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
	(in millions)
Cash rent:
Store base rent (1) (2)	$116	$127	$35	$1
Equipment and other rent (3)	21	16	6	—
Total cash rent	137	143	41	1
Non-cash rent:
Straight-line rent	3	(2)	1	—
Capital lease offset	—	(1)	—	—
Net rent expense	$140	$140	$42	$1
________________________________________________

(1)
Rental income includes sublease rental income totaling $29 million, $26 million and $8 million for the years ended December 31, 2016 and 2015, and the Successor period September 1, 2014 through December 31, 2014, respectively, and was $1 million for the Predecessor period January 1, 2014 through August 31, 2014.

(2)
Store base rent includes contingent rent expense totaling $23 million, $26 million and $10 million for the years ended December 31, 2016 and 2015, and the Successor period September 1, 2014 through December 31, 2014, respectively, and was zero for the Predecessor period January 1, 2014 through August 31, 2014.

(3)	Equipment and other rent consists primarily of store equipment and vehicles.
Future minimum lease payments, excluding sale-leaseback financing obligations (see Note 10), for future fiscal years are as follows (in millions):

2017	$110
2018	99
2019	89
2020	84
2021	73
Thereafter	415
Total	$870

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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2016, our coverage was $10 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $40 million and $37 million as of December 31, 2016 and 2015, respectively, which are classified as accrued expenses and other current liabilities and other noncurrent liabilities. As of December 31, 2016, we had $1 million in an escrow account to satisfy environmental claims related to the MACS acquisition and $8 million in two escrow accounts to satisfy environmental claims related to the Emerge acquisition.
Deferred Branding Incentives
We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2016, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $1 million. Of this amount, approximately $0.3 million would be the responsibility of the Partnership’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, we would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding as no such dealer default is considered probable as of December 31, 2016. We have recorded $1 million and $2 million for deferred branding incentives, net of accumulated amortization, as of December 31, 2016 and 2015, respectively, under other non-current liabilities on our Consolidated Balance Sheets. The Partnership amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.
Contingent Consideration related to Acquisition
Pursuant to an earnout agreement associated with the Aloha Acquisition, we have recorded $15 million and $18 million, as of December 31, 2016 and 2015, respectively, under other non-current liabilities on our Consolidated Balance Sheets. Earnout objectives achieved under this agreement during the period of December 16, 2014 through December 31, 2022 are paid annually in arrears. The fair value measurement of such future earnouts is categorized within Level 3 of the fair value hierarchy.

14.	Rental Income under Operating Leases
Investment in property under operating leases was as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Land	$127	$141
Buildings and improvements	88	82
Equipment	55	37
Total property and equipment	270	260
Less: accumulated depreciation	(45)	(30)
Property and equipment, net	$225	$230

Rental income for the years ended December 31, 2016 and 2015, and the Successor period September 1, 2014 through December 31, 2014 was $90 million, $81 million and $25 million, respectively, and was $12 million for the Predecessor period January 1, 2014 through August 31, 2014.

Minimum future rental income under non-cancelable operating leases as of December 31, 2016 is as follows (in millions):

2017	$27
2018	18
2019	11
2020	5
2021	2
Thereafter	2
Total minimum future rentals	$65

15.	Interest Expense, net
Components of net interest expense were as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
	(in millions)
Interest expense	$188	$87	$9	$5
Amortization of deferred financing fees	11	4	2	—
Interest income	(10)	(3)	—	—
Interest expense, net	$189	$88	$11	$5

16.	Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
	(in millions)
Current:
Federal	$(7)	$12	$51	$—
State	7	4	10	—
Total current income tax expense	—	16	61	—
Deferred:
Federal	(44)	16	22	—
State	13	20	(3)	—
Total deferred tax expense (benefit)	(31)	36	19	—
Net income tax expense (benefit)	$(31)	$52	$80	$—

Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. The completion of the acquisition of Susser on July 31, 2015 (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense is as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
	(in millions)
Tax at statutory federal rate	$(153)	$86	$10	$8
Partnership earnings not subject to tax	(124)	(55)	24	(8)
Goodwill impairment	225
Revaluation of investments in affiliates	—	9	45	—
State and local tax, net of federal benefit	13	13	4	—
Other	8	(1)	(3)	—
Net income tax expense (benefit)	$(31)	$52	$80	$—
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Principal components of deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Deferred tax assets:
Environmental, asset retirement obligations, and other reserves	$28	$35
Inventories	12	5
Net operating loss carry forwards	92	62
Other	61	23
Total deferred tax assets	193	125
Deferred tax liabilities:
Fixed assets	506	442
Trademarks and other intangibles	272	292
Investments in affiliates	58	85
Total deferred tax liabilities	836	819
Net deferred income tax liabilities	$643	$694
Our corporate subsidiaries have federal net operating loss carryforwards of $254 million as of December 31, 2016 which expire in 2034, 2035 and 2036. Our corporate subsidiaries also have state net operating loss benefits of $3 million, net of federal tax, most of which expire between 2029 and 2036. We have determined that it is more likely than not that all federal and state net operating losses will be utilized, and accordingly, no valuation allowance is required as of December 31, 2016.
The Partnership and its subsidiaries do not have any unrecognized tax benefits for uncertain tax positions as of December 31, 2016 or 2015. The Partnership believes that all tax positions taken or to be taken will more likely than not be sustained under audit, and accordingly, we do not have any unrecognized tax benefits.
Our policy is to accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. We did not have any material interest and penalties in the periods presented.
The Partnership and its subsidiaries are no longer subject to examination by the IRS for 2012 and prior tax years. The Internal Revenue Service has commenced an audit of Susser Holdings Corporation ("SHC")’s 2014 tax year, and there are no proposed adjustments at this time. In addition, SHC’s 2010 and 2012 Texas margin tax years are currently being appealed in the State of Texas.

17.	Partners’ Capital
On July 21, 2015, we completed an equity offering of 5,500,000 of our common units for gross proceeds of approximately $214 million. On November 30, 2015, pursuant to the terms of the Partnership Agreement, 10,939,436 subordinated units held by subsidiaries of ETP were exchanged for 10,939,436 common units. On December 3, 2015, we completed a private placement of 24,052,631 of our common units for gross proceeds of approximately $685 million.
As of December 31, 2016, ETE and ETP or their subsidiaries owned 45,750,826 common units, which constitute a 39.9% limited partner ownership interest in us. As of December 31, 2016, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the "Class C Units") and the public owned 52,430,220 common units.
Common Units
On March 31, 2016, the Partnership completed a private placement of 2,263,158 common units to ETE (the “PIPE Transaction”). ETE owns the general partner interests and incentive distribution rights in the Partnership.
On October 4, 2016, the Partnership entered into an equity distribution agreement for an at-the-market ("ATM") offering with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Managers”). Pursuant to the terms of the equity distribution agreement, the Partnership may sell from time to time through the Managers the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $400 million. The Partnership issued 2,840,399 common units from October 4, 2016 through December 31, 2016 in connection with the ATM for $71 million, net of commissions of $1 million. As of December 31, 2016, $328 million of our common units remained available to be issued under the equity distribution agreement.
Common unit activity for the year ended December 31, 2016 was as follows:

Number of Units
Number of common units at December 31, 2015	87,365,706
Common units issued in connection with ETP Dropdown	5,710,922
Common units issued in connection with the PIPE Transaction	2,263,158
Common units issued in connection with the ATM	2,840,399
Phantom unit vesting	861
Number of common units at December 31, 2016	98,181,046
Allocation of Net Income
Information presented below for net income allocation to Partners includes periods before and after the ETP Merger (see Note 1).
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
The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
Attributable to Common Units
Distributions (a)	$317	$156	$27	$12
Distributions in excess of net income	(809)	(112)	(10)	—
Limited partners' interest in net income (loss)	$(492)	$44	$17	$12
Attributable to Subordinated Units
Distributions (a)	$—	$23	$13	$11
Distributions in excess of net income	—	(12)	(3)	—
Limited partners' interest in net income	$—	$11	$10	$11
(a) Distributions declared per unit to unitholders as of record date	$3.2938	$2.8851	$1.1457	$1.0218

Class A Units
Pursuant to the terms of the Susser Contribution Agreement on July 31, 2015, (i) 79,308 common units held by a wholly owned subsidiary of Susser were exchanged for 79,308 Class A Units and (ii) 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A units.
Class A Units were entitled to receive distributions on a pro rata basis with common units, except that the Class A Units (i) did not share in distributions of cash to the extent such cash was derived from or attributable to any distribution received by the Partnership from PropCo, the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries and (ii) were subordinated to the common units during the subordination period for the subordinated units and were not entitled to receive any distributions until holders of the common units received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. All Class A Units were exchanged for Class C Units on January 1, 2016.
Pursuant to the terms described above, these distributions did not have an impact on the Partnership’s consolidated cash flows and as such, were excluded from total cash distributions and allocation of limited partners’ interest in net income. For the year ended December 31, 2015, Class A distributions declared totaled $10 million, or $0.9138 per unit. Fourth quarter distributions were paid to Class C unitholders pursuant to the terms of the Partnership Agreement.
Class C Units
On January 1, 2016, the Partnership issued an aggregate of 16,410,780 Class C Units consisting of (i) 5,242,113 Class C Units that were issued to Aloha as consideration for the contribution by Aloha to an indirect wholly owned subsidiary of the Partnership of all of Aloha’s assets relating to the wholesale supply of fuel and lubricants, and (ii) 11,168,667 Class C Units that were issued to indirect wholly owned subsidiaries of the Partnership in exchange for all outstanding Class A Units held by such subsidiaries. The Class C Units were valued at $38.5856 per Class C Unit (the “Class C Unit Issue Price”), based on the volume-weighted average price of the Partnership’s Common Units for the five-day trading period ending on December 31, 2015. The Class C Units were issued in private transactions exempt from registration under section 4(a)(2) of the Securities Act.
Class C Units (i) are not convertible or exchangeable into Common Units or any other units of the Partnership and are non-redeemable; (ii) are entitled to receive distributions of available cash of the Partnership (other than available cash derived from or attributable to any distribution received by the Partnership from PropCo, the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries) at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding, (iii) do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, (iv) are not allocated any items of income, gain, loss, deduction or credit attributable to the Partnership’s ownership of, or sale or other disposition of, the membership interests of PropCo, or the Partnership’s ownership of any indebtedness of PropCo or any of its subsidiaries (“PropCo Items”), (v) will be allocated gross income (other than from PropCo Items) in an amount equal to the cash distributed to the holders of Class C Units and (vi) will be allocated depreciation, amortization and cost recovery deductions as if the Class C Units were Common Units and 1% of certain allocations of net termination gain (other than from PropCo Items).
Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the year ended December 31, 2016, Class C distributions declared totaled $57 million.
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between our common unitholders and the holder of our IDRs based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our common unitholders and our IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. Effective July 1, 2015, ETE exchanged 21 million ETP common units, owned by ETE, the owner of ETP’s general partner interest, for 100% of the general partner interest and all of the IDRs of Sunoco LP. ETP had previously owned our IDRs since September 2014, prior to that date the IDRs were owned by Susser.

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

Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
February 21, 2017	$0.8255	$81	$21
November 15, 2016	$0.8255	$79	$20
August 15, 2016	$0.8255	$79	$20
May 16, 2016	$0.8173	$78	$20
February 16, 2016	$0.8013	$70	$17
November 27, 2015	$0.7454	$47	$8
August 28, 2015	$0.6934	$29	$3
May 29, 2015	$0.6450	$23	$1
February 27, 2015	$0.6000	$21	$1
November 28, 2014	$0.5457	$19	$—
August 29, 2014	$0.5197	$11	$—
May 30, 2014	$0.5021	$11	$—
February 28, 2014	$0.4851	$11	$—

18.	Unit-Based Compensation
Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was as follows (in millions):

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
Phantom common units (1)	$11	$7	$4	$1
Allocated expense from Parent (2)	2	1	1	4
Total unit-based compensation expense	$13	$8	$5	$5
____________________________________

(1)	Excludes unit-based compensation expense related to units issued to non-employees.

(2)	Reflects expenses allocated to us by Susser prior to the ETP Merger and expenses allocated to us by ETP subsequent to the closing of the ETP Merger.

Phantom Common Unit Awards
Concurrent with the ETP Merger, all unvested phantom units vested and compensation cost of $0.4 million was recognized.

Subsequent to the ETP Merger, phantom units were issued which have the right to receive distributions prior to vesting. During the years ended December 31, 2016 and December 31, 2015, 966,337 and 993,134 phantom units were issued, respectively. These units vest 60% after three years and 40% after five years. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unrecognized compensation expenses related to our nonvested phantom units totaled $39 million as of December 31, 2016, which are expected to be recognized over a weighted average period of 4.3 years. The fair value of nonvested phantom units outstanding as of December 31, 2016 and 2015, totaled $69 million and $47 million, respectively.
Phantom unit award activity for the years ended December 31, 2016 and 2015 consisted of the following:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	241,235	$45.50
Granted	993,134	40.63
Forfeited	(87,321)	50.71
Outstanding at December 31, 2015	1,147,048	41.19
Granted	966,337	26.95
Vested	(1,240)	36.98
Forfeited	(98,511)	39.77
Outstanding at December 31, 2016	2,013,634	$34.43

Cash Awards
In January 2015, the Partnership granted 30,710 awards to be settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. An additional 1,000 awards were granted in September 2015. During the year ended December 31, 2016, 4,560 units were forfeited. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Unrecognized compensation cost related to our nonvested cash awards totaled $0.4 million as of December 31, 2016, which is expected to be recognized during 2017. The fair value of nonvested cash awards outstanding as of December 31, 2016 totaled $1 million.

19.	Segment Reporting
Segment information is prepared on the same basis that our Chief Operating Decision Maker ("CODM") reviews financial information for operational decision-making purposes. We operate our business in two primary operating segments, wholesale and retail, both of which are included as reportable segments. No operating segments have been aggregated in identifying the two reportable segments. The Predecessor period was composed solely of wholesale activities and as such is excluded from presentation here.
We allocate shared revenues and costs to each segment based on the way our CODM measures segment performance. Partnership overhead costs, interest and other expenses not directly attributable to a reportable segment are allocated based on segment gross profit. Prior to 2015, these costs were allocated based on segment EBITDA.
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
Wholesale Segment
Our wholesale segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to our retail segment, to independently-operated dealer stations under long-term supply agreements, and to distributors and other consumers of motor fuel. Also included in the wholesale segment are motor fuel sales to consignment locations and sales and costs related to processing transmix. We distribute motor fuels across more than 30 states throughout the East Coast and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from our wholesale segment to our retail segment are delivered at cost plus a profit margin. These amounts are reflected in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our wholesale segment is rental income from properties that we lease or sublease.
Retail Segment
Our retail segment operates branded retail convenience stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, and Hawaii. These stores offer motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, ATM, money orders, prepaid phone cards and wireless services.
The following tables present financial information by segment for the years ended December 31, 2016 and 2015, and the Successor period from September 1, 2014 through December 31, 2014.
Segment Financial Data for the Year Ended December 31, 2016

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$5,261		$5,261
Wholesale motor fuel sales to third parties	7,812	—		7,812
Wholesale motor fuel sales to affiliates	62	—		62
Merchandise	—	2,272		2,272
Rental income	76	14		90
Other	45	156		201
Intersegment sales	3,823	133	(3,956)	—
Total revenue	11,818	7,836	(3,956)	15,698
Gross profit
Retail motor fuel	—	611		611
Wholesale motor fuel	613	—		613
Merchandise	—	716		716
Rental and other	110	169		279
Total gross profit	723	1,496		2,219
Total operating expenses	390	2,077		2,467
Income (loss) from operations	333	(581)		(248)
Unallocated interest expense, net	59	130		189
Income (loss) before income taxes	274	(711)		(437)
Income tax expense (benefit)	5	(36)		(31)
Net income (loss) and comprehensive income (loss)	$269	$(675)		$(406)
Depreciation, amortization and accretion	94	225		319
Interest expense, net	59	130		189
Income tax expense (benefit)	5	(36)		(31)
EBITDA	427	(356)		71
Non-cash compensation expense	6	7		13
Loss (gain) on disposal of assets and impairment charges	(3)	683		680
Unrealized gain on commodity derivatives	5	—		5
Inventory fair value adjustments	(98)	(6)		(104)
Adjusted EBITDA	$337	$328		$665
Capital expenditures	$112	$327		$439
Total assets	$3,201	$5,500		$8,701

Segment Financial Data for the Year Ended December 31, 2015

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$5,891		$5,891
Wholesale motor fuel sales to third parties	10,104	—		10,104
Wholesale motor fuel sales to affiliates	20	—		20
Merchandise	—	2,178		2,178
Rental income	52	29		81
Other	28	158		186
Intersegment sales	4,446	125	(4,571)	—
Total revenue	14,650	8,381	(4,571)	18,460
Gross profit
Retail motor fuel	—	635		635
Wholesale motor fuel	407	—		407
Merchandise	—	680		680
Rental and other	75	187		262
Total gross profit	482	1,502		1,984
Total operating expenses	331	1,319		1,650
Income from operations	151	183		334
Unallocated interest expense, net	55	33		88
Income before income taxes	96	150		246
Income tax expense	4	48		52
Net income and comprehensive income	$92	$102		$194
Depreciation, amortization and accretion	68	210		278
Interest expense, net	55	33		88
Income tax expense	4	48		52
EBITDA	219	393		612
Non-cash compensation expense	4	4		8
Loss (gain) on disposal of assets	1	(2)		(1)
Unrealized gain on commodity derivatives	2	—		2
Inventory fair value adjustments	78	20		98
Adjusted EBITDA	$304	$415		$719
Capital expenditures	$65	$426		$491
Total assets	$2,926	$5,916		$8,842

Segment Financial Data for the Successor Period from September 1, 2014 through December 31, 2014

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$2,377		$2,377
Wholesale motor fuel sales to third parties	4,235	—		4,235
Wholesale motor fuel sales to affiliates	—	—		—
Merchandise	—	651		651
Rental income	15	10		25
Other	(2)	57		55
Intersegment sales	1,787	45	(1,832)	—
Total revenue	6,035	3,140	(1,832)	7,343
Gross profit
Retail motor fuel	—	271		271
Wholesale motor fuel	31	—		31
Merchandise	—	196		196
Rental and other	20	58		78
Total gross profit	51	525		576
Total operating expenses	104	434		538
Income (loss) from operations	(53)	91		38
Unallocated interest expense, net	3	8		11
Income (loss) before income taxes	(56)	83		27
Income tax expense	68	12		80
Net income (loss) and comprehensive income (loss)	$(124)	$71		(53)
Depreciation, amortization and accretion	24	62		86
Interest expense, net	3	8		11
Income tax expense	68	12		80
EBITDA	(29)	153		124
Non-cash compensation expense	1	4		5
Gain on disposal of assets	—	(1)		(1)
Unrealized gain on commodity derivatives	(1)	—		(1)
Inventory fair value adjustments	177	28		205
Adjusted EBITDA	$148	$184		332
Capital expenditures	$5	$149		154
Total assets	$843	$7,930		8,773

20.	Net Income per Unit
Net income per unit applicable to limited partners (including subordinated unitholders prior to the conversion of our subordinated units on November 30, 2015) is computed by dividing limited partners’ interest in net income by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions and distributions on employee unit awards. Earnings in excess of distributions are allocated to limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common and subordinated units, we identify the IDRs as participating securities and use the two-class method when calculating net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same as there were no potentially dilutive subordinated units outstanding.

A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	September 1, 2014 through December 31, 2014	January 1, 2014 through August 31, 2014
	(dollars in millions, except units and per unit amounts)
Net income (loss) and comprehensive income (loss)	$(406)	$194	$(53)	$23
Less: Net income and comprehensive income attributable to noncontrolling interest	—	4	1	—
Less: Preacquisition income (loss) allocated to general partner	—	103	(88)	—
Net income (loss) and comprehensive income (loss) attributable to partners	(406)	87	34	23
Less:
Incentive distribution rights	81	30	1	—
MACS earnings prior to October 1, 2014	—	—	6	—
Distributions on nonvested phantom unit awards	5	2	—	—
Limited partners' interest in net income (loss)	$(492)	$55	27	$23
Weighted average limited partner units outstanding:
Common - basic	93,575,530	40,253,913	20,572,373	11,023,617
Common - equivalents	28,305	21,738	6,382	25,128
Common - diluted	93,603,835	40,275,651	20,578,755	11,048,745
Subordinated - (basic and diluted)	—	10,010,333	10,939,436	10,939,436
Net income (loss) per limited partner unit:
Common - basic and diluted	$(5.26)	$1.11	$0.85	$1.02
Subordinated - basic and diluted (1)	$—	$1.40	$0.85	$1.02
___________________________

(1)
The subordination period ended on November 30, 2015, at which time outstanding subordinated units were converted to common units. Distributions and the partners' interest in net income were allocated to the subordinated units through November 30, 2015.

21.	Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited financial and operating data for each quarter during 2016 and 2015. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2016				2015
	4th QTR	3rd QTR	2nd QTR	1st QTR	4th QTR	3rd QTR	2nd QTR	1st QTR
Motor fuel sales	$3,668	$3,457	$3,391	$2,619	$3,463	$4,249	$4,499	$3,804
Merchandise sales	566	605	577	524	545	589	561	483
Rental and other income	72	76	84	59	69	69	66	63
Total revenues	$4,306	$4,138	$4,052	$3,202	$4,077	$4,907	$5,126	$4,350

Motor fuel gross profit	$323	$317	$310	$274	$228	$272	$302	$240
Merchandise gross profit	169	192	188	167	170	185	177	148
Other gross profit	70	68	83	58	67	68	66	61
Total gross profit	$562	$577	$581	$499	$465	$525	$545	$449

Income (loss) from operations	$(568)	$104	$124	$92	$51	$94	$124	$65

Net income (loss ) and comprehensive income (loss)	$(585)	$45	$72	$62	$16	$35	$94	$49

Net income (loss) attributable to partners	$(585)	$45	$72	$62	$7	$28	$35	$17

Net income (loss) per limited partner unit:
Common (basic and diluted)	$(6.32)	$0.24	$0.53	$0.47	$(0.13)	$0.30	$0.87	$0.44
Subordinated (basic and diluted)	$—	$—	$—	$—	$0.10	$0.52	$0.87	$0.44

22.	Subsequent Events
In connection with the ATM program, we have issued 355,750 common units from January 1, 2017 through February 13, 2017, with total net proceeds of $10 million. We intend to use the net proceeds from sales pursuant to the equity distribution agreement, after deducting Managers’ commissions and the Partnership’s offering expenses, for general partnership purposes, which may include repaying or refinancing all or a portion of our outstanding indebtedness and funding capital expenditures, acquisitions or working capital.
On January 18, 2017, with the assistance of NRC Realty & Capital Advisors, LLC, we launched a portfolio optimization plan to market and sell 99 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale in a ‘buy one, some or all’ format with bids due on March 7, 2017 for the operating sites and on April 4, 2017 for the surplus properties. The Partnership will review all bids before divesting any assets.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Limited Partnership of Susser Petroleum Partners LP (2)

3.2	Certificate of Amendment to the Certificate of Limited Partnership of Susser Petroleum Partners LP (7)

3.3	Amended and Restated Certificate of Limited Partnership of Sunoco LP dated as of June 6, 2016 (22)

3.4	First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (1)

3.5	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (7)

3.6	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (15)

3.7	Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (19)

3.8	Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (22)

3.9	Certificate of Formation of Susser Petroleum Partners GP LLC (2)

3.10	Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (7)

3.11	Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (1)

3.12	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (7)

3.13	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (22)

4.1	Indenture, dated as of April 1, 2015, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (11)

4.2	First Supplemental Indenture, dated as of September 14, 2015, among Sunoco LP, Sunoco Finance Corp., the guarantors party thereto and U.S. Bank national Association, as Trustee (26)

4.3
Second Supplemental Indenture, dated as of April 7, 2016, by and among Sunoco LP, Sunoco Finance Corp., the subsidiary guarantors party thereto, Sunoco, LLC, as a guarantor, Sunoco Retail LLC, as a guarantor, and U.S. Bank National Association, as trustee (21)

4.4
Registration Rights Agreement, dated as of April 1, 2015, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, ETP Retail Holdings, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (11)

4.5	Indenture, dated as of July 20, 2015, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (14)

4.6	First Supplemental Indenture, dated as of September 14, 2015, among Sunoco LP, Sunoco Finance Corp., the guarantors party thereto and U.S. Bank national Association, as Trustee (26)

4.7
Second Supplemental Indenture, dated as of April 7, 2016, by and among Sunoco LP, Sunoco Finance Corp., the subsidiary guarantors party thereto, Sunoco, LLC, as a guarantor, Sunoco Retail LLC, as a guarantor, and U.S. Bank National Association, as trustee (21)

4.8
Registration Rights Agreement, dated as of July 20, 2015, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers named therein (14)

4.9	Registration Rights Agreement, dated as of December 3, 2015, by and among Sunoco LP and the purchasers named on Schedule A thereto (18)

4.10	Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (20)

4.11	Indenture, dated as April 7, 2016, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (21)

4.12
Registration Rights Agreement, dated as of April 7, 2016, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, ETP Retail Holdings, LLC and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers named therein (21)

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

10.4	Second Amendment to Credit Agreement, dated as of December 2, 2015, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (18)

10.5	Third Amendment to Credit Agreement, dated as of August 1, 2016, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (23)

10.6	Fourth Amendment to Credit Agreement, dated as of December 21, 2016, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (25)

10.7
Contribution Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC, Susser Holdings Corporation, Susser Holdings, L.L.C., Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (1)

10.8	Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (2)

10.9	First Amendment to the Susser Petroleum Partners LP 2012 Long Term Incentive Plan, dated November 4 2014 (9)

10.10	Form of Director Indemnification Agreement (2)

10.11	Revised Form of Director Indemnification Agreement (4)

10.12	Form of Phantom Unit Award Agreement (2)

10.13	Form of Restricted Phantom Unit Agreement (8)

10.14	Form of Time -Vested Restricted Phantom Unit Award Agreement *

10.15	Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P (5)

10.16	Purchase and Sale Agreement, entered into as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (5)

10.17
Amendment No.1, entered into as of December 16, 2014, to Purchase and Sale Agreement, dated as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (6)

10.18	Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (10)

10.19	Guarantee of Collection, made as of April 1, 2015, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (11)

10.20	Support Agreement, made as of April 1, 2015, by and among Sunoco, Inc. (R&M), Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (11)

10.21	Support Agreement, made as of April 1, 2015, by and among Atlantic Refining & Marketing Corp., Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (11)

10.22
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (13)

10.23
Contribution Agreement, dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to limited provisions therein, Energy Transfer Partners, L.P. (17)

10.24	Common Unit Purchase Agreement, dated as of November 15, 2015, by and among Sunoco LP and the Purchasers named therein (17)

10.25	Common Unit Purchase Agreement, dated as of November 15, 2015, by and between Sunoco LP and Energy Transfer Equity, L.P. (17)

10.26	Non-Solicit / Non-Hire Agreement and Full Release of Claims by and between Sunoco LP and its and their subsidiaries and affiliates and Claire P. McGrory dated as of September 21, 2015 (16)

10.27	Guarantee of Collection, made as of March 31, 2016, by ETP Retail Holdings, LLC to Sunoco LP (20)

10.28	Support Agreement, made as of March 31, 2016, by and among Sunoco, Inc. (R&M), Sunoco LP, and ETP Retail Holdings, LLC (20)

10.29	Support Agreement, made as of March 31, 2016, by and among Atlantic Refining & Marketing Corp., Sunoco LP and ETP Retail Holdings, LLC (20)

10.30	Senior Secured Term Loan Agreement, dated as of March 31, 2016, by and among Sunoco LP, Credit Suisse AG, Cayman Islands Branch and the other lenders party thereto (20)

10.31
First Amendment to Senior Secured Term Agreement, dated as of December 21, 2016, by and among Sunoco LP, Credit Suisse AG, Cayman Islands Branch, and the financial institutions parties thereto as Lenders (25)

10.32	Guarantee of Collection, made as of April 7, 2016, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (21)

10.33	Support Agreement, made as of April 7, 2016, by and among Sunoco, Inc. (R&M), Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (21)

10.34	Support Agreement, made as of April 7, 2016, by and among Atlantic Refining & Marketing Corp., Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (21)

10.35	Support Agreement, made as of December 2, 2016, by and among ETP Retail Holdings, LLC, Sunoco LP, Sunoco Finance Corp., and ETC M-A Acquisition LLC *

10.36
Purchase Agreement, dated April 4, 2016, by and among Sunoco GP LLC, Sunoco LP, Sunoco Finance Corp., certain subsidiaries of Sunoco LP party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named on Schedule A thereto (21)

10.37
Equity Distribution Agreement, dated October 4, 2016, by and between Sunoco LP and RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (24)

10.38	Limited Waiver Limited Waiver to Credit Agreement, dated as of January 31, 2017, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (27)

10.39
Limited Waiver to Senior Secured Term Agreement, dated as of January 31, 2017, by and among Sunoco LP, Credit Suisse AG, Cayman Islands Branch, and the financial institutions parties thereto as Lenders (27)

21.1	List of Subsidiaries of the Registrant *

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm *

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm *

23.3	Consent of Grant Thornton LLP, independent registered public accounting firm *

23.4	Consent of Grant Thornton LLP, independent registered public accounting firm *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

99.1	Information Related to ETC M-A Acquisition LLC *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

(1)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012.

(2)	Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012.

(3)	Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 29, 2013.

(4)	Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 14, 2014.

(5)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014.

(6)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 19, 2014.

(7)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014.

(8)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 14, 2014.

(9)	Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 27, 2015.

(10)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 23, 2015.

(11)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 2, 2015.

(12)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 13, 2015.

(13)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 15, 2015.

(14)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 21, 2015.

(15)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015.

(16)	Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on November 6, 2015.

(17)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015.

(18)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 8, 2015.

(19)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016.

(20)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 1, 2016.

(21)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 8, 2016.

(22)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016.

(23)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 3, 2016.

(24)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 4, 2016.

(25)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 22, 2016.

(26)	Incorporated by reference to Sunoco LP’s registration statement on Form S-4 (File Number 333-212544) filed on July 15, 2016.

(27)	Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on February 3, 2017.