Form 10-Q
period 2017-03-31
Sunoco LP
filed 2017-05-04
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35653

SUNOCO LP
(Exact name of registrant as specified in its charter)

Delaware	30-0740483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8020 Park Lane, Suite 200, Dallas, TX 75231
(Address of principal executive offices, including zip code)
(832) 234-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had 99,468,884 common units representing limited partner interests, 16,410,780 Class C units representing limited partner interests and 12,000,000 Series A Preferred Units representing limited partner interests outstanding at April 28, 2017.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2017	December 31, 2016
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$74	$119
Accounts receivable, net	442	539
Receivables from affiliates	13	3
Inventories, net	512	573
Other current assets	162	155
Total current assets	1,203	1,389
Property and equipment, net	3,299	3,373
Other assets:
Goodwill	2,612	2,618
Intangible assets, net	1,292	1,255
Other noncurrent assets	48	66
Total assets	$8,454	$8,701
Liabilities and equity
Current liabilities:
Accounts payable	$438	$616
Accounts payable to affiliates	111	109
Advances from affiliates	1	87
Accrued expenses and other current liabilities	371	372
Current maturities of long-term debt	5	5
Total current liabilities	926	1,189
Revolving line of credit	761	1,000
Long-term debt, net	3,534	3,509
Deferred tax liability	626	643
Other noncurrent liabilities	178	164
Total liabilities	6,025	6,505
Commitments and contingencies (Note 12)
Equity:
Limited partners:
Series A Preferred unitholder - affiliated (12,000,000 units issued and outstanding as of March 31, 2017 and no units issued and outstanding as of December 31, 2016)	300	—
Common unitholders - public (53,704,891 units issued and outstanding as of March 31, 2017 and 52,430,220 units issued and outstanding as of December 31, 2016)	1,458	1,467
Common unitholders - affiliated (45,750,826 units issued and outstanding as of March 31, 2017 and December 31, 2016)	671	729
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of March 31, 2017 and December 31, 2016)	—	—
Total equity	2,429	2,196
Total liabilities and equity	$8,454	$8,701

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(in millions, except unit and per unit amounts)
Revenues:
Retail motor fuel	$1,516	$1,116
Wholesale motor fuel sales to third parties	2,243	1,496
Wholesale motor fuel sales to affiliates	21	7
Merchandise	540	524
Rental income	23	22
Other	51	50
Total revenues	4,394	3,215
Cost of sales:
Retail motor fuel cost of sales	1,379	984
Wholesale motor fuel cost of sales	2,138	1,352
Merchandise cost of sales	370	358
Other	4	10
Total cost of sales	3,891	2,704
Gross profit	503	511
Operating expenses:
General and administrative	64	58
Other operating	263	249
Rent	34	33
Loss on disposal of assets	7	1
Depreciation, amortization and accretion	87	78
Total operating expenses	455	419
Income from operations	48	92
Interest expense, net	64	28
Income (loss) before income taxes	(16)	64
Income tax expense (benefit)	(17)	2
Net income and comprehensive income	$1	$62
Net income (loss) per limited partner unit:
Common - basic and diluted	$(0.22)	$0.47
Weighted average limited partner units outstanding:
Common units - public (basic)	52,858,782	49,588,960
Common units - public (diluted)	52,965,132	49,610,314
Common units - affiliated (basic and diluted)	45,750,826	37,864,373

Cash distribution per unit	$0.8255	$0.8173

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in millions)

	Preferred Units-Affiliated	Common Units-Public	Common Units-Affiliated	Total Equity
Balance at December 31, 2016	$—	$1,467	$729	$2,196
Equity issued under ATM, net	—	33	—	33
Equity issued to ETE	300	—	—	300
Cash distribution to unitholders	—	(45)	(59)	(104)
Unit-based compensation	—	2	2	4
Other	—	—	(1)	(1)
Partnership net income	—	1	—	1
Balance at March 31, 2017	$300	$1,458	$671	$2,429

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$1	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	87	78
Amortization of deferred financing fees	4	1
Loss on disposal of assets	7	1
Non-cash unit based compensation expense	4	3
Deferred income tax	(17)	(10)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	97	(9)
Receivable from affiliates	(10)	1
Inventories	61	123
Other assets	8	(39)
Accounts payable	(138)	(24)
Accounts payable to affiliates	2	(5)
Accrued liabilities and other current liabilities	(8)	(47)
Other noncurrent liabilities	10	27
Net cash provided by operating activities	108	162
Cash flows from investing activities:
Capital expenditures	(66)	(96)
Purchase of intangible assets	(13)	(14)
Acquisition of Sunoco LLC and Sunoco Retail LLC	—	(2,200)
Proceeds from disposal of property and equipment	1	2
Net cash used in investing activities	(78)	(2,308)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,035
Payments on long-term debt	(1)	(1)
Revolver borrowings	618	672
Revolver repayments	(857)	(447)
Loan origination costs	—	(19)
Advances from affiliates	(63)	(21)
Equity issued to ETE, net of issuance costs	300	61
Proceeds from issuance of common units, net of offering costs	33	—
Distributions to ETP	—	(50)
Other cash from financing activities, net	(1)	7
Distributions to unitholders	(104)	(87)
Net cash provided by (used in) financing activities	(75)	2,150
Net increase (decrease) in cash	(45)	4
Cash and cash equivalents at beginning of period	119	73
Cash and cash equivalents at end of period	$74	$77

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Principles of Consolidation
The Partnership was formed in June 2012, and completed its initial public offering (“IPO”) in September 2012.
Effective October 27, 2014, the Partnership changed its name from Susser Petroleum Partners LP (NYSE: SUSP) to Sunoco LP (“SUN”, NYSE: SUN). This change aligned the Partnership’s legal and marketing name with that of Energy Transfer Partners, L.P.’s (“ETP”) iconic brand, Sunoco. As used in this document, the terms “Partnership”, “SUN”, “we”, “us”, and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and our wholly-owned subsidiaries. We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We also operate convenience retail stores across more than 20 states, primarily in Texas, Pennsylvania, New York, Virginia, Florida, and Hawaii.
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

•
Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in more than 26 states throughout the East Coast, Midwest and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, TX metroplex.

•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel, primarily in Georgia, Maryland, New York, Tennessee, and Virginia.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries (Also See Note 19)

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.

•	Susser Holdings Corporation (“Susser”), a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, Oklahoma, and Louisiana through Stripes-branded convenience stores.

•
Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates convenience stores that sell motor fuel and merchandise primarily in Pennsylvania, New York, and Florida.

•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores, in Virginia, Maryland, and Tennessee.

•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.

All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.

2.	Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.
Significant Accounting Policies
As of March 31, 2017, there were no changes in significant accounting policies from those described in the December 31, 2016 audited consolidated financial statements.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including consignment arrangements, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $288 million and $285 million for the three months ended March 31, 2017 and 2016, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
On November 15, 2015, we entered into a Contribution Agreement (the “ETP Dropdown Contribution Agreement”) with Sunoco LLC, Sunoco, Inc., ETP Retail, Sunoco GP LLC, and ETP. Pursuant to the terms of the ETP Dropdown Contribution Agreement, we agreed to acquire from ETP Retail, effective January 1, 2016, (a) 100% of the issued and outstanding membership interests of Sunoco Retail, an entity that was formed by Sunoco, Inc. (R&M), an indirect wholly owned subsidiary of Sunoco, Inc., prior to the closing of the ETP Dropdown Contribution Agreement, and (b) 68.42% of the issued and outstanding membership interests of Sunoco LLC (the “ETP Dropdown”). Pursuant to the terms of the ETP Dropdown Contribution Agreement, ETP agreed to guarantee all of the obligations of ETP Retail.
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
Goodwill acquired in connection with the Sunoco LLC and Sunoco Retail acquisitions is non-deductible for tax purposes.
Emerge Fuels Business Acquisition
On August 31, 2016, we acquired the Emerge fuels business (the “Fuels Business”) from Emerge Energy Services LP (NYSE: EMES) (“Emerge”) for $171 million, inclusive of working capital and other adjustments, which was funded using amounts available under our revolving credit facility. The Fuels Business includes two transmix processing plants with attached refined product terminals located in the Birmingham, Alabama and the Greater Dallas, TX metroplex and engages in the processing of transmix and the distribution of refined fuels. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
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
The following table summarizes the preliminary recording of assets and liabilities at their respective carrying values as of the date presented (in millions):

August 31, 2016
Current assets	$26
Property and equipment	49
Goodwill	55
Intangible assets	57
Current liabilities	(16)
Net assets	171
Cash acquired	—
Total cash consideration, net of cash acquired	$171
Goodwill acquired in connection with the Emerge acquisition is deductible for tax purposes.

Other Acquisitions
On October 12, 2016, we completed the acquisition of convenience store, wholesale motor fuel distribution, and commercial fuels distribution businesses serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $55 million. This acquisition included six company-owned and operated locations, six company-owned and dealer operated locations, wholesale fuel supply contracts for a network of independent dealer-owned and dealer-operated locations, and a commercial fuels business in the Eastern Texas and Louisiana markets. As part of the acquisition, we acquired 13 fee properties, which included the six company operated locations, six dealer operated locations, and a bulk plant and an office facility. This transaction was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, is in the process of evaluating the initial purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $18 million.
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
On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $78 million. This acquisition included 19 fee properties (of which 18 are company operated convenience stores and one is a standalone Tim Hortons), one leased Tim Hortons property and three raw tracts of land in fee for future store development. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, is reviewing the initial valuation and confirming the results to determine the final purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $42 million.
The other acquisitions, including Denny, Kolkhorst and Valentine, were all assets acquisitions, and any goodwill created from these acquisitions is deductible for tax purposes.

4.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Accounts receivable, trade	$242	$361
Credit card receivables	145	133
Vendor receivables for rebates, branding, and other	24	21
Other receivables	34	27
Allowance for doubtful accounts	(3)	(3)
Accounts receivable, net	$442	$539

5.	Inventories, net
Inventories, net, consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Fuel-retail	$52	$58
Fuel-wholesale	313	364
Fuel-consignment	4	5
Merchandise	120	123
Equipment and maintenance spare parts	12	13
Other	11	10
Inventories, net	$512	$573

6.	Property and Equipment, net
Property and equipment, net, consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Land	$1,129	$1,105
Buildings and leasehold improvements	1,487	1,491
Equipment	1,141	1,141
Construction in progress	267	294
Total property and equipment	4,024	4,031
Less: accumulated depreciation	725	658
Property and equipment, net	$3,299	$3,373

7.	Goodwill and Intangible Assets, net
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. At March 31, 2017 and December 31, 2016 we had $2.6 billion of goodwill recorded in conjunction with past business combinations.
Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. In accordance with ASC 350-20-35 “Goodwill - Subsequent Measurements”, during the fourth quarter of 2016, we performed goodwill impairment tests on our reporting units and recognized a goodwill impairment charge of $642 million on our retail reporting unit primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. During 2017, we continued our evaluation of the Denny and Emerge's purchase accounting analysis with the assistance of a third party valuation firm.
As of March 31, 2017, we evaluated potential impairment indicators. We believe no impairment events occurred during the first quarter of 2017, and we believe the assumptions used in the analysis performed in 2016 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the period from January 1, 2017 through March 31, 2017.

Other Intangible Assets
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$761	$7	$754	$752	$7	$745
Contractual rights	43	—	43	43	—	43
Liquor licenses	16	—	16	16	—	16
Finite-lived
Customer relations including supply agreements	673	221	452	631	208	423
Favorable leasehold arrangements, net	22	6	16	23	6	17
Loan origination costs	10	5	5	10	4	6
Other intangibles	10	4	6	7	2	5
Intangible assets, net	$1,535	$243	$1,292	$1,482	$227	$1,255
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
Customer relations and supply agreements have a remaining weighted-average life of approximately 9 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 11 years. Non-competition agreements and other intangible assets have a remaining weighted-average life of approximately 12 years. Loan origination costs have a remaining weighted-average life of approximately 3 years.

8.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Wage and other employee-related accrued expenses	$43	$42
Franchise agreement termination accrual	2	2
Accrued tax expense	176	154
Accrued insurance	14	23
Reserve for environmental remediation, current	4	5
Accrued interest expense	56	39
Deposits and other	76	107
Total	$371	$372

9.	Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Term Loan	$1,243	$1,243
Sale leaseback financing obligation	116	117
2014 Revolver	761	1,000
6.375% Senior Notes Due 2023	800	800
5.500% Senior Notes Due 2020	600	600
6.250% Senior Notes Due 2021	800	800
Other	24	1
Total debt	4,344	4,561
Less: current maturities	5	5
Less: debt issuance costs	44	47
Long-term debt, net of current maturities	$4,295	$4,509
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
Obligations under the Term Loan are secured equally and ratably with the 2014 Revolver (as defined below) by substantially all tangible and intangible assets of the Partnership and certain of our subsidiaries, subject to certain exceptions and permitted liens. Obligations under the Term Loan are guaranteed by certain of the Partnership’s subsidiaries. In addition, ETP Retail Holdings, LLC (“ETP Retail”), a wholly owned subsidiary of ETP, provided a limited contingent guaranty of collection with respect to the payment of the principal amount of the Term Loan. The maturity date of the Term Loan is October 1, 2019. The Partnership is not required to make any amortization payments with respect to the loans under the Term Loan. Amounts borrowed under the Term Loan bear interest at either LIBOR or base rate plus an applicable margin based on the election of the Partnership for each interest period. Until the Partnership first receives an investment grade rating, the applicable margin for LIBOR rate loans ranges from 1.500% to 3.000% and the applicable margin for base rate loans ranges from 0.500% to 2.000%, in each case based on the Partnership’s Leverage Ratio (as defined in the Term Loan). The Term Loan requires the Partnership to maintain a leverage ratio of not more than (i) as of the last day of each fiscal quarter through December 31, 2017, 6.75 to 1.0, (ii) as of March 31, 2018, 6.5 to 1.0, (iii) as of June 30, 2018, 6.25 to 1.0, (iv) as of September 30, 2018, 6.0 to 1.0, (v) as of December 31, 2018, 5.75 to 1.0 and (vi) thereafter, 5.5 to 1.0 (in the case of the quarter ending March 31, 2019 and thereafter, subject to increases to 6.0 to 1.0 in connection with certain specified acquisitions in excess of $50 million, as permitted under the Term Loan).
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
The Partnership may voluntarily prepay borrowings under the Term Loan at any time without premium or penalty, subject to any applicable breakage costs for loans bearing interest at LIBOR. Under certain circumstances, the Partnership is required to repay borrowings under the Term Loan in connection with the issuance by the Partnership of certain types of indebtedness for borrowed money. The Term Loan also includes certain (i) representations and warranties, (ii) affirmative covenants, including delivery of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, payment of material taxes and other claims, maintenance of properties and insurance, access to properties and records for inspection by administrative agent and lenders, further assurances and provision of additional guarantees and collateral, (iii) negative covenants, including restrictions on the Partnership and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make loans, advances or investments, pay dividends, sell or otherwise transfer assets or enter into transactions with shareholders or affiliates, and (iv) events of default, in each case substantively similar to the representations and warranties, affirmative and negative covenants and events of default in the Partnership’s 2014 Revolver (as defined below). During the continuance of an event of default, the lenders under the Term Loan may take a number of actions, including declaring the entire amount then outstanding under the Term Loan due and payable.
As of March 31, 2017, the balance on the Term Loan was $1.2 billion. The Partnership was in compliance with all financial covenants at March 31, 2017.
6.250% Senior Notes Due 2021
On April 7, 2016, we and certain of our wholly owned subsidiaries, including SUN Finance (together with the Partnership, the “2021 Issuers”), completed a private offering of $800 million 6.250% senior notes due 2021 (the “2021 Senior Notes”). The terms of the 2021 Senior Notes are governed by an indenture dated April 7, 2016, among the 2021 Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “2021 Guarantors”) and U.S. Bank National Association, as trustee. The 2021 Senior Notes will mature on April 15, 2021 and interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2016. The 2021 Senior Notes are senior obligations of the 2021 Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The 2021 Senior Notes and guarantees are unsecured and rank equally with all of the 2021 Issuers’ and each 2021 Guarantor’s existing and future senior obligations. The 2021 Senior Notes and guarantees are effectively subordinated to the 2021 Issuers’ and each 2021 Guarantor’s secured obligations, including obligations under the Partnership’s 2014 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2021 Senior Notes. ETC M-A Acquisition LLC (“ETC M-A”), a subsidiary of ETP Retail, guarantees collection to the 2021 Issuers with respect to the payment of the principal amount of the 2021 Senior Notes. ETC M-A is not subject to any of the covenants under the 2021 Indenture.
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
Net proceeds of approximately $593 million were used to fund a portion of the cash consideration of the Susser Acquisition, through which we acquired 100% of the issued and outstanding shares of capital stock of Susser from Heritage Holdings, Inc., a wholly owned subsidiary of ETP, and ETP Holdco Corporation, a wholly owned subsidiary of ETP, on July 31, 2015.
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
The 2014 Revolver expires on September 25, 2019 (which date may be extended in accordance with the terms of the 2014 Revolver). Borrowings under the 2014 Revolver bear interest at a base rate (a rate based off of the higher of (i) the Federal Funds Rate (as defined in the revolving credit facility) plus 0.500%, (ii) Bank of America’s prime rate or (iii) one-month LIBOR (as defined in the 2014 Revolver) plus 1.000%) or LIBOR, in each case plus an applicable margin ranging from 1.500% to 3.000%, in the case of a LIBOR loan, or from 0.500% to 2.000%, in the case of a base rate loan (determined with reference to the Partnership’s Leverage Ratio (as defined in the 2014 Revolver)). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 2.000%, in the case of a LIBOR loan, or from 0.125% to 1.000%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt). Interest is payable quarterly if the base rate applies, at the end of the applicable interest period if LIBOR applies and at the end of the month if daily floating LIBOR applies. In addition, the unused portion of the revolving credit facility will be subject to a commitment fee ranging from 0.250% to 0.500%, based on the Partnership’s Leverage Ratio. Upon the first achievement by the Partnership of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.275%, based on the Partnership’s credit rating as described above. The 2014 Revolver requires the Partnership to maintain a Leverage Ratio of not more than (i) as of the last day of each fiscal quarter through December 31, 2017, 6.75 to 1.0, (ii) as of March 31, 2018, 6.5 to 1.0, (iii) as of June 30, 2018, 6.25 to 1.0, (iv) as of September 30, 2018, 6.0 to 1.0, (v) as of December 31, 2018, 5.75 to 1.0 and (vi) thereafter, 5.5 to 1.0 (in the case of the quarter ending March 31, 2019 and thereafter, subject to increases to 6.0 to 1.0 in connection with certain specified acquisitions in excess of $50 million, as permitted under the 2014 Revolver.
On January 31, 2017, the Partnership entered into a limited waiver (the “Revolver Waiver”) of the 2014 Revolver. Under the Revolver Waiver, the Agents and lenders party thereto waived and deemed remedied, among other matters, the miscalculations of the Partnership’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the 2014 Revolver from December 21, 2016 through the effective date of the Revolver Waiver. The incremental interest owed was remedied prior to the effectiveness of the Revolver Waiver. As a result of the restatement of the compliance certificates for the fiscal quarter ended September 30, 2016 delivered in connection with the Revolver Waiver, the margin applicable to the obligations under the 2014 Revolver increased from (i) 2.75% in respect of LIBOR rate loans and 1.75% in respect of base rate loans to (ii) 3.00% in respect of LIBOR rate loans and 2.00% in respect of base rate loans, until the delivery of the next compliance certificates.
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

As of March 31, 2017, the balance on the 2014 Revolver was $761 million, and $21 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at March 31, 2017 was $718 million. The Partnership was in compliance with all financial covenants at March 31, 2017.
Sale Leaseback Financing Obligation
On April 4, 2013, Mid-Atlantic Convenience Stores, LLC (“MACS”) completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As MACS did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of March 31, 2017 was $116 million.
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
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of March 31, 2017, is estimated to be approximately $4.4 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

10.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Accrued straight-line rent	$11	$10
Reserve for underground storage tank removal	58	53
Reserve for environmental remediation, long-term	33	35
Unfavorable lease liability	28	30
Others	48	36
Total	$178	$164

11.	Related-Party Transactions
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

•
Sunoco Logistics Partners L.P. (“SXL”) Transportation and Terminalling Contracts – various agreements with subsidiaries of SXL for pipeline, terminalling and storage services. We also have agreements with subsidiaries of SXL for the purchase and sale of fuel. SXL is a consolidated subsidiary of ETP. In April 2017, ETP and SXL merged.

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
Summary of Transactions
Significant affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income is as follows:

•
Net advances from affiliates were $1 million and $87 million as of March 31, 2017 and December 31, 2016, respectively. Advances to and from affiliates are primarily related to the cash management services that affiliates of ETP provide to Sunoco LLC and Sunoco Retail.

•	Net accounts receivable from affiliates were $13 million and $3 million as of March 31, 2017 and December 31, 2016, respectively, which are primarily related to motor fuel purchases from us.

•	Net accounts payable to affiliates was $111 million and $109 million as of March 31, 2017 and December 31, 2016, respectively, which are related to operational expenses and fuel pipeline purchases.

•	Wholesale motor fuel sales to affiliates of $21 million and $7 million for the three months ended March 31, 2017 and 2016, respectively.

•
Bulk fuel purchases from affiliates of $545 million and $340 million for the three months ended March 31, 2017 and 2016, respectively, which is included in wholesale motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income.

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

Net rent expense consisted of the following:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Cash rent:
Store base rent (1) (2)	$30	$28
Equipment and other rent (3)	4	5
Total cash rent	34	33
Non-cash rent:
Straight-line rent	—	—
Capital lease offset	—	—
Net rent expense	$34	$33
________________________________

(1)	Rental income includes sublease rental income totaling $6 million and $6 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Store base rent includes contingent rent expense totaling $5 million and $5 million for the three months ended March 31, 2017 and 2016, respectively.

(3)	Equipment and other rent consists primarily of store equipment and vehicles.

13.	Interest Expense, net
Components of net interest expense were as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Interest expense	$61	$27
Amortization of deferred financing fees	4	1
Interest income	(1)	—
Interest expense, net	$64	$28

14.	Income Tax Expense
 As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense is as follow:

	For the Three Months Ended March 31,
	2017	2016
	(in million)
Tax at statutory federal rate	$(6)	$22
Partnership earnings not subject to tax	(10)	(33)
State and local tax, net of federal benefit	(1)	11
Other	—	2
Net income tax expense (benefit)	$(17)	$2

15.	Partners' Capital
 As of March 31, 2017, Energy Transfer Equity, L.P. (“ETE”) and ETP or their subsidiaries owned all of our 12,000,000 Series A Preferred Units and 45,750,826 common units, which constitutes 46% of our outstanding common units. As of March 31, 2017, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 53,704,891 common units.
Series A Preferred Units
On March 30, 2017, the Partnership entered into a Series A Preferred Unit Purchase Agreement (the “Purchase Agreement”) with ETE, relating to the issue and sale by the Partnership to ETE of 12,000,000 Series A Preferred Units (the “Preferred Units”) representing limited partner interests in the Partnership at a price per Preferred Unit of $25.00 (the “Offering”). The distribution rate for the Preferred Units is 10.00%, per annum, of the $25.00 liquidation preference per unit (the “Liquidation Preference”) (equal to $2.50 per Preferred Unit per annum) until March 30, 2022, at which point the distribution rate will become a floating rate of 8.00% plus three-month LIBOR of the Liquidation Preference. The Preferred Units are redeemable at any time, and from time to time, in whole or in part, at the Partnership’s option at a price per Preferred Unit equal to the Liquidation Preference plus all accrued and unpaid distributions; provided that, if the Partnership redeems the Preferred Units prior to March 30, 2022, then the Partnership will redeem the Preferred Units at 101% of the Liquidation Preference, plus all accrued and unpaid distributions. The Preferred Units are not entitled to any redemption rights or conversion rights. Holders of Preferred Units will generally have no voting rights except in certain limited circumstances or as required by law. The Preferred Units were issued in a private transaction exempt from registration under section 4(a)(2) of the Securities Act.
Distributions on Preferred Units are cumulative beginning March 30, 2017, and payable quarterly in arrears, within 60 days, after the end of each quarter, commencing with the quarter ending June 30, 2017. The pro-rated distribution payable for the thee months ended March 31, 2017 was $0.2 million.
The Offering closed on March 30, 2017, and the Partnership received proceeds from the Offering of $300 million, which it used to repay indebtedness under its revolving credit facility.
Common Units
On October 4, 2016, the Partnership entered into an equity distribution agreement for an at-the-market ("ATM") offering with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Managers”). Pursuant to the terms of the equity distribution agreement, the Partnership may sell from time to time through the Managers the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $400 million. The Partnership issued 1,268,750 common units from January 1, 2017 through March 31, 2017 in connection with the ATM for $33 million, net of commissions of $0.3 million. As of March 31, 2017, $295 million of our common units remained available to be issued under the equity distribution agreement.
Activity of our common units for the three months ended March 31, 2017 is as follows:

Number of Units
Number of common units at December 31, 2016	98,181,046
Common units issued in connection with the ATM	1,268,750
Phantom unit vesting	5,921
Number of common units at March 31, 2017	99,455,717

Allocation of Net Income
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

The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	For the Three Months Ended March 31,
	2017	2016
Attributable to Common Units
Distributions (a)	$82	$78
Distributions in excess of net income	(104)	(40)
Limited partners' interest in net income (loss)	$(22)	$38

(a) Distributions declared per unit to unitholders as of record date	$0.8255	$0.8173
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
Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the three months ended March 31, 2017, Class C distributions declared totaled $14 million.
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between our common unitholders and the holder of our incentive distribution rights (“IDRs”) based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our common unitholders and our IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

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
Cash distributions paid or payable during 2017 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
May 16, 2017	$0.8255	$82	$21
February 21, 2017	$0.8255	$81	$21

16.	Unit-Based Compensation
Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Phantom common units	$4	$3
Allocated expense from Parent	—	—
Total unit-based compensation expense	$4	$3

Phantom Common Unit Awards
The Partnership issues phantom units which have the right to receive distributions prior to vesting. The units vest 60% after three years and 40% after five years. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unrecognized compensation cost related to our nonvested restricted phantom units totaled $35 million as of March 31, 2017, which is expected to be recognized over a weighted average period of 4.06 years. The fair value of nonvested phantom units outstanding as of March 31, 2017 totaled $68 million.

A summary of our phantom unit award activity is as follows:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	1,147,048	$41.19
Granted	966,337	26.95
Vested	(1,240)	36.98
Forfeited	(98,511)	39.77
Outstanding at December 31, 2016	2,013,634	34.43
Granted	20,112	26.27
Vested	(8,557)	47.96
Forfeited	(34,880)	36.67
Outstanding at March 31, 2017	1,990,309	$34.22
 Cash Awards
In January 2015, the Partnership granted 30,710 awards that are settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. An additional 1,000 awards were granted in September 2015. During the three months ended March 31, 2017, 3,400 units were forfeited. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Unrecognized compensation cost related to our nonvested cash awards totaled $0.3 million as of March 31, 2017, which is expected to be recognized during 2017. The fair value of nonvested cash awards outstanding as of March 31, 2017 totaled $1 million.

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
We report EBITDA and Adjusted EBITDA by segment as a measure of segment performance. We define EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense. We define Adjusted EBITDA to include adjustments for non-cash compensation expense, gains and losses on disposal of assets and impairment charges, unrealized gains and losses on commodity derivatives and inventory adjustments.
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
Retail Segment
Our retail segment operates branded retail convenience stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, and Hawaii. These stores offer motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services.

The following tables present financial information by segment for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017				2016
	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$1,516		$1,516	$—	$1,116		$1,116
Wholesale motor fuel sales to third parties	2,243	—		2,243	1,496	—		1,496
Wholesale motor fuel sales to affiliates	21	—		21	7	—		7
Merchandise	—	540		540	—	524		524
Rental income	19	4		23	19	3		22
Other	13	38		51	18	32		50
Intersegment sales	1,041	35	(1,076)	—	754	31	(785)	—
Total revenue	3,337	2,133	(1,076)	4,394	2,294	1,706	(785)	3,215
Gross profit
Retail motor fuel	—	137		137	—	132		132
Wholesale motor fuel	126	—		126	151	—		151
Merchandise	—	170		170	—	166		166
Rental and other	28	42		70	36	26		62
Total gross profit	154	349		503	187	324		511
Total operating expenses	91	364		455	89	330		419
Income (loss) from operations	63	(15)		48	98	(6)		92
Interest expense, net	20	44		64	12	16		28
Income (loss) before income taxes	43	(59)		(16)	86	(22)		64
Income tax expense (benefit)	1	(18)		(17)	(1)	3		2
Net income (loss) and comprehensive income (loss)	$42	$(41)		$1	$87	$(25)		$62
Depreciation, amortization and accretion	22	65		87	17	61		78
Interest expense, net	20	44		64	12	16		28
Income tax expense (benefit)	1	(18)		(17)	(1)	3		2
EBITDA	85	50		135	115	55		170
Non-cash compensation expense	—	4		4	2	1		3
Loss on disposal of assets	2	5		7	—	1		1
Unrealized gain on commodity derivatives	(5)	—		(5)	(3)	—		(3)
Inventory adjustments	13	1		14	(11)	(1)		(12)
Adjusted EBITDA	$95	$60		$155	$103	$56		$159
Capital expenditures	$12	$54		$66	$37	$59		$96
Total assets as of March 31, 2017 and December 31, 2016, respectively	$2,934	$5,520		$8,454	$3,201	$5,500		$8,701

18.	Net Income per Unit
Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income by the weighted‑average number of outstanding common units. Our net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions and distributions on employee unit awards. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common units, we identify the IDRs as participating securities and use the two-class method when calculating net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units.

A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in millions, except units and per unit amounts)
Net income and comprehensive income	$1	$62
Less:
Incentive distribution rights	21	20
Distributions on nonvested phantom unit awards	2	1
Limited partners' interest in net income (loss)	$(22)	$41
Weighted average limited partner units outstanding:
Common - basic	98,609,608	87,453,333
Common - equivalents	106,350	21,354
Common - diluted	98,715,958	87,474,687
Net income (loss) per limited partner unit:
Common - basic and diluted	$(0.22)	$0.47

19.	Subsequent Events
On April 6, 2017, certain subsidiaries of the Partnership (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel,” and, together with 7-Eleven, referred to herein collectively as “Buyers”). Pursuant to the Purchase Agreement, Sellers have agreed to sell a portfolio of approximately 1,100 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company (the “Business”), for an aggregate purchase price of $3.3 billion, payable in cash, plus the value of inventory at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”) and the assumption of certain liabilities related to the Business by Buyers. The purchase price is subject to certain adjustments, including (i) those relating to specified items that arise during post-signing due diligence and inspections and (ii) individual properties not ultimately being acquired by Buyers due to the failure to obtain necessary third party consents or waivers or because either Buyers or Sellers exercise their respective rights, under certain circumstances, to cause a specific property to be excluded from the transaction. In addition, each of the Partnership and Sunoco LLC have guaranteed Sellers’ obligations under the Purchase Agreement and related ancillary agreements pursuant to a guarantee agreement (the “Guarantee Agreement”) entered into in connection with the Purchase Agreement. In connection with the Closing, Sellers and Buyers and their respective affiliates will enter into a number of ancillary agreements, including a 15-year “take-or-pay” fuel supply agreement between Sunoco LLC and SEI Fuel.
The Closing is expected to occur in the fourth quarter of 2017, and is subject to the satisfaction or waiver of customary closing conditions for a transaction of this type, including the receipt of any approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
With the assistance of a third-party brokerage firm, we have begun marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets in which 7-Eleven is prohibited from operating convenience stores. Our broker is also assisting us in marketing approximately 42 convenience stores in Tennessee and Georgia. These properties will be sold by market in an “all or nothing” format, with bids expected to be due by late May 2017. If the 42 sites in Tennessee and Georgia are not sold in connection with this process, per the Asset Purchase Agreement with 7-Eleven they will be included in the transaction and sold to 7-Eleven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2016.
EBITDA, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see “Key Measures Used to Evaluate and Assess Our Business” below for a discussion of our use of EBITDA, Adjusted EBITDA, and distributable cash flow in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•
the possibility that we may not complete the sale of our company-operated retail fuel outlets and ancillary businesses and assets to 7-Eleven, Inc. (the “7-Eleven Transaction”) in a timely manner, or at all, including due to the failure to receive any necessary governmental or regulatory approvals required to be completed by the transactions contemplated by the asset purchase agreement;

•
the risk that the 7-Eleven Transaction disrupts current plans and operations, results in management distraction and the potential difficulties in maintaining relationships with customers, suppliers and other third parties and employee retention as a result of the announcement and consummation of the 7-Eleven Transaction;

•	the outcome of any legal proceedings that may be instituted against us following the announcement of the 7-Eleven Transaction;

•	the occurrence of any event, change or other circumstance that would give rise to the termination of the 7-Eleven asset purchase agreement;

•	limitations placed on our ability to materially change our retail business operations under the pending 7-Eleven asset purchase agreement;

•
the possibility of the purchase price adjustments pursuant to the terms of the 7-Eleven assets purchase agreement, which can reduce the cash proceeds ultimately received by us in the 7-Eleven transaction, even if it is complete;

•	the possibility that we may not be able to complete the sale of the remaining company-operated retail assets in a timely manner , or at all;

•	our ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	business strategy and operations of Energy Transfer Partners, L.P. (“ETP”) and Energy Transfer Equity, L.P. (“ETE”) and ETP’s and ETE’s conflicts of interest with us;

•	changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;

•	our dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and convenience store industry;

•	changing customer preferences for alternate fuel sources or improvement in fuel efficiency;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that we are not fully insured against all risk incidents to our business;

•	dangers inherent in the storage and transportation of motor fuel;

•	our reliance on senior management, supplier trade credit and information technology; and

•
our partnership structure, which may create conflicts of interest between us and Sunoco GP LLC, our general partner (“General Partner”), and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.
For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2016. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership”, “SUN”, “we”, “us”, or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a growth-oriented Delaware master limited partnership engaged in the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, we are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,310 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest and Southeast regions of the United States including approximately 250 company-operated Sunoco-branded Stripes locations in Texas and Louisiana.
We are managed by our General Partner. As of April 28, 2017, ETE, a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, 2.3% of our outstanding common units, and all of our incentive distribution rights and Series A Preferred Units.  ETP, another publicly traded master limited partnership which is also controlled by ETE, owns 43.7% of our outstanding common units as of April 28, 2017. Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.
In late 2015, we announced plans to open a corporate office in Dallas, Texas. Certain employees have relocated to Dallas from Philadelphia, Pennsylvania, Houston, Texas and Corpus Christi, Texas. The costs incurred in 2016 were $18 million, and substantially reflects the total costs for the relocation. We do not anticipate any further material costs related to the relocation during 2017.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to approximately:

•	1,355 company-operated convenience stores and fuel outlets;

•	160 independently operated consignment locations where we sell motor fuel to retail customers under consignment arrangements with such operators;

•	5,500 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,165 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail segment operates approximately 1,355 convenience stores and fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services. We sold 595 million retail motor fuel gallons at these sites during the three months ended March 31, 2017. We opened 10 new retail sites during the three months ended March 31, 2017, which is reflected in retail activity for the period.
We operate approximately 750 Stripes convenience stores that carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. Our proprietary, in-house Laredo Taco Company restaurant is implemented in approximately 480 Stripes convenience stores and we intend to implement it in all newly constructed Stripes convenience stores. Additionally, we have approximately 55 national branded restaurant offerings in our Stripes stores.

We operate approximately 450 retail convenience stores and fuel outlets under our proprietary and iconic Sunoco fuel brand, which are primarily located in Pennsylvania, New York, and Florida, including approximately 400 APlus convenience stores.
We operate approximately 160 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuels and other services.
Acquisitions and Recent Developments
On April 6, 2017, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven. Pursuant to the Asset Purchase Agreement, we have agreed to sell a portfolio of approximately 1,100 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, for an aggregate purchase price of $3.3 billion. The Closing is expected to occur in the fourth quarter of 2017, and is subject to the satisfaction or waiver of customary closing conditions for a transaction of this type, including the receipt of any approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
With the assistance of a third-party brokerage firm, we have begun marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets in which 7-Eleven is prohibited from operating convenience stores. Our broker is also assisting us in marketing approximately 42 convenience stores in Tennessee and Georgia. These properties will be sold by market in an “all or nothing” format, with bids expected to be due by late May 2017. If the 42 sites in Tennessee and Georgia are not sold in connection with this process, per the Asset Purchase Agreement with 7-Eleven they will be included in the transaction and sold to 7-Eleven. There can be no assurance of our success in selling the remaining company-operated retail assets, nor the price or terms of such sale, and even if a sale is consummated, we may remain contingently responsible for certain risks and obligations related to the divested retail assets.
On March 30, 2017, the Partnership entered into a Series A Preferred Unit Purchase Agreement (the “Purchase Agreement”) with ETE, relating to the issue and sale by the Partnership to ETE of 12,000,000 Series A Preferred Units (the “Preferred Units”) representing limited partner interests in the Partnership at a price per Preferred Unit of $25.00 (the “Offering”). The distribution rate for the Preferred Units will be 10.00%, per annum, of the $25.00 liquidation preference per unit (the “Liquidation Preference”) (equal to $2.50 per Preferred Unit per annum) until March 30, 2022, at which point the distribution rate will become a floating rate of 8.00% plus three-month LIBOR of the Liquidation Preference. The Offering closed on March 30, 2017, and the Partnership received proceeds from the Offering of $300 million.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale in a ‘buy one, some or all’ format with bids due on March 7, 2017 for the operating sites and on April 20, 2017 for the surplus properties. The Partnership will review all bids before divesting any assets. Properties not sold through the sealed-bid process will be included in the Asset Purchase Agreement with 7-Eleven.
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
On August 31, 2016, we acquired the Emerge fuels business (the "Fuels Business") from Emerge Energy Services LP (NYSE: EMES) ("Emerge") for $171 million, inclusive of working capital and other adjustments. The Fuels Business comprises Dallas-based Direct Fuels LLC and Birmingham-based Allied Energy Company LLC, both wholly owned subsidiaries of Emerge, and engages in the processing of transmix and the distribution of refined fuels. As part of the acquisition, we acquired two transmix processing plants with attached refined product terminals. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. for $39 million.The convenience stores acquired include 5 fee properties and 9 leased properties, all of which are company operated. The Kolkhorst acquisition also included supply contracts with dealer-owned and operated sites.
On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $78 million. The acquisition, included 19 fee properties (of which 18 are company operated convenience stores and one is a standalone Tim Hortons), one leased Tim Hortons property, and three raw tracts of land in fee for future store development.

On May 2, 2016, we finalized an agreement with the Indiana Toll Road Concession Company to develop and operate 8 travel plazas along the 150-mile toll road. The agreement has a 20-year term with an estimated cost of $33 million. The first series of plaza reconstruction began in the third quarter of 2016, and the total construction period is expected to last two years. We completed the reconstruction of two sites in the three months ended March 31, 2017.
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

•
Gross profit per gallon. Gross profit per gallon is calculated as the gross profit on motor fuel (excluding non-cash fair value adjustments) divided by the number of gallons sold, and is typically expressed as cents per gallon. Our gross profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail gross profit per gallon is heavily impacted by volatile pricing and intense competition from convenience stores, supermarkets, club stores and other retail formats, which varies based on the market.

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

•
EBITDA, Adjusted EBITDA and distributable cash flow. EBITDA as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense. Adjusted EBITDA is further adjusted to exclude allocated non-cash compensation expense, unrealized gains and losses on commodity derivatives and inventory fair value adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. We define distributable cash flow as Adjusted EBITDA less cash interest expense, including the accrual of interest expense related to our long-term debt which is paid on a semi-annual basis, Series A Preferred distribution, current income tax expense, maintenance capital expenditures and other non-cash adjustments.

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
Key operating metrics set forth below are presented as of and for the three months ended March 31, 2017 and 2016 and have been derived from our historical consolidated financial statements.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Three Months Ended March 31,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(dollars and gallons in millions, except motor fuel gross profit per gallon)
Revenues:
Retail motor fuel	$—	$1,516	$1,516	$—	$1,116	$1,116
Wholesale motor fuel sales to third parties	2,243	—	2,243	1,496	—	1,496
Wholesale motor fuel sale to affiliates	21	—	21	7	—	7
Merchandise	—	540	540	—	524	524
Rental income	19	4	23	19	3	22
Other	13	38	51	18	32	50
Total revenues	$2,296	$2,098	$4,394	$1,540	$1,675	$3,215
Gross profit:
Retail motor fuel	$—	$137	$137	$—	$132	$132
Wholesale motor fuel	126	—	126	151	—	151
Merchandise	—	170	170	—	166	166
Rental and other	28	42	70	36	26	62
Total gross profit	$154	$349	$503	$187	$324	$511
Net income (loss) and comprehensive income (loss)	$42	$(41)	$1	$87	$(25)	$62
Adjusted EBITDA (2)			$155			$159
Distributable cash flow, as adjusted (2)			$77			$112
Operating Data:
Total motor fuel gallons sold:
Retail		595	595		608	608
Wholesale	1,313		1,313	1,233		1,233
Motor fuel gross profit cents per gallon (1):
Retail		23.1¢	23.1¢		21.3¢	21.3¢
Wholesale	10.6¢		10.6¢	11.4¢		11.4¢
Volume-weighted average for all gallons			14.5¢			14.7¢
Retail merchandise margin		31.6%			31.7%
________________________________

(1)	Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define EBITDA, Adjusted EBITDA, and distributable cash flow as described above under “Key Measures Used to Evaluate and Assess Our Business”.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(in millions)
Net income (loss) and comprehensive income (loss)	$42	$(41)	$1	$87	$(25)	$62
Depreciation, amortization and accretion	22	65	87	17	61	78
Interest expense, net	20	44	64	12	16	28
Income tax expense (benefit)	1	(18)	(17)	(1)	3	2
EBITDA	$85	$50	$135	$115	$55	$170
Non-cash compensation expense	—	4	4	2	1	3
Loss on disposal of assets	2	5	7	—	1	1
Unrealized gain on commodity derivatives	(5)	—	(5)	(3)	—	(3)
Inventory adjustments	13	1	14	(11)	(1)	(12)
Adjusted EBITDA	$95	$60	$155	$103	$56	$159
Cash interest expense			60			27
Income tax expense (current)			—			2
Maintenance capital expenditures			18			19
Distributable cash flow			$77			$111
Transaction-related expenses			—			1
Series A Preferred distribution			—			—
Distributable cash flow, as adjusted			$77			$112

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following discussion of results compares the operations for the three months ended March 31, 2017 and 2016.
Revenue. Total revenue for the first quarter of 2017 was $4.4 billion, an increase of $1.2 billion from the first quarter of 2016. The increase is primarily attributable to the following:

•
an increase in wholesale motor fuel revenue of $761 million due to a 41.5%, or a $0.51, increase in the sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold of approximately 80 million;

•
an increase in retail motor fuel revenue of $400 million due to a 38.9%, or $0.71, increase in sales price per retail motor fuel gallon, slightly offset by a decrease in gallons sold of approximately 13 million; and

•	an increase in merchandise revenue of $16 million at our company operated convenience stores due to an increase in the number of retail sites.
Gross Profit. Gross profit for the first quarter of 2017 was $503 million, a decrease of $8 million from the first quarter of 2016. The decrease in gross profit is primarily attributable to the following:

•
a decrease in the gross profit on wholesale motor fuel of $25 million due to a 7.0%, or a $0.008, decrease in the gross profit per wholesale motor fuel gallon, slightly offset by increase in wholesale motor fuel gallons sold of approximately 80 million; offset by

•	an increase in the rental and other gross profit of $8 million due to increased other retail income such as car wash, ATM and lottery income;

•
an increase in the gross profit on retail motor fuel of $5 million due to a 8.5%, or $0.018, increase in the gross profit per retail motor fuel gallon mentioned above, slightly offset by decrease in gallons sold mentioned above; and

•
an increase in the merchandise gross profit of $4 million due to the increase in the number of retail sites mentioned above. The related growth impact is $5 million, while the organic margin decreased $1 million.

Total Operating Expenses. Total operating expenses for the first quarter of 2017 were $455 million, an increase of $36 million from the first quarter of 2016. The increase in total operating expenses is primarily attributable to the following:

•
an increase in other operating expenses of $14 million primarily attributable to our retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites, resulting in a $14 million collective increase of utilities, maintenance expenses, property taxes and credit card processing fees;

•	an increase in depreciation, amortization and accretion expense of $9 million due to acquisitions and new store construction completed in the last nine months of 2016;

•	an increase in general and administrative expenses of $6 million primarily due to higher advertising costs and salaries and wages;

•	an increase in loss on disposal of assets of $6 million primarily attributable to fixed assets disposed in first three months of 2017.
Interest Expense. Interest expense for the first quarter of 2017 was $64 million, an increase of $36 million from the first quarter of 2016. This increase is primarily attributable to the borrowings under our term loan agreement that we entered into on March 31, 2016 (“Term Loan”), the issuance of our $800 million 6.250% senior notes due 2021(the “2021 Senior Notes”) on April 7, 2016, as well as the increase in borrowings under our revolving credit facility that we entered into on September 25, 2014 (the “2014 Revolver”).
Income Tax Expense/(Benefit). Income tax benefit for the first quarter of 2017 was $17 million, a change of $19 million from income tax expense of $2 million for the first quarter of 2016. This decrease is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2016 may also significantly impact our liquidity.
We had $74 million and $119 million of cash and cash equivalents on hand as of March 31, 2017 and December 31, 2016, respectively, all of which were unrestricted. As of March 31, 2017, the balance under the 2014 Revolver was $761 million, and $21 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at March 31, 2017 was $718 million. The Partnership was in compliance with all financial covenants at March 31, 2017.
Cash Flows

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Net cash provided by (used in)
Operating activities	$108	$162
Investing activities	(78)	(2,308)
Financing activities	(75)	2,150
Net increase (decrease) in cash and cash equivalents	$(45)	$4
Cash Flows Provided by Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $108 million and $162 million for the first three months of 2017 and 2016, respectively. Cash flows fluctuate with increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.
Cash Flows Used in Investing Activities. Net cash used in investing activities was $78 million and $2.3 billion for the first three months of 2017 and 2016, respectively, of which $2.2 billion in the first three months of 2016 were due to acquisitions. Capital expenditures were $66 million and $96 million for the first three months of 2017 and 2016, respectively. Included in our capital expenditures for the first three months of 2017 was $18 million in maintenance capital and $48 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.
Cash Flows Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities was $(75) million and $2.2 billion  for the first three months of 2017 and 2016, respectively. During the three months ended March 31, 2017, we:

•	received $300 million proceeds from issuance of Series A Preferred Units;

•	borrowed $618 million and repaid $857 million under our 2014 Revolver to fund daily operations; and

•	paid $104 million in distributions to our unitholders, of which $60 million was paid to ETP and ETE collectively.
We intend to pay cash distributions to the holders of our common units, Class C units representing limited partner interests in the Partnership (“Class C Units”) and Series A Preferred Units (“Series A Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. Series A unitholders receive distributions at a fixed rate equal to $0.625 per quarter for each Series A Unit outstanding. There is no guarantee that we will pay a distribution on our units. On April 27, 2017, we declared a quarterly distribution totaling $82 million, or $0.8255 per common unit based on the results for the three months ended March 31, 2017, excluding distributions to Class C and Series A unitholders. The declared distribution will be paid on May 16, 2017 to unitholders of record on May 9, 2017.
Capital Expenditures
We currently expect to spend approximately $150 million on growth capital and $90 million on maintenance capital for the full year 2017.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of March 31, 2017, we have $761 million borrowed on the 2014 Revolver compared to $1.0 billion borrowed at December 31, 2016. Further, as of March 31, 2017, we had $2.2 billion outstanding under our Senior Notes, and $1.2 billion outstanding under our Term Loan. See Note 9 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 275 positions, representing 12 million gallons, outstanding at March 31, 2017 with a negative fair value of $0.2 million.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of March 31, 2017:

	Owned	Leased
Wholesale dealer and consignment sites	473	219
Company-operated convenience stores and fuel outlets	864	490
Warehouses, offices and other	107	71
Total	1,444	780
Summary of Significant Accounting Policies
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the accompanying Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2014 Revolver of $761 million and $1.2 billion under our Term Loan as of March 31, 2017. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2017, would be to change interest expense by approximately $20 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2017 or 2016.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $19 million at March 31, 2017.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2017, Sunoco LLC held approximately $280 million of such inventory. While in storage, volatility and declines in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2016 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 275 positions, representing 12 million gallons with a negative fair value of $0.2 million outstanding at March 31, 2017.

Item 4. Controls and Procedures
As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
You should carefully consider the risks described below, and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.
Risks associated with the pending 7-Eleven Transaction may adversely affect our business, financial condition, results of operations and cash flows. There is no assurance when or even if the transaction will be completed.
Risks associated with the pending 7-Eleven Transaction may adversely affect our business, financial condition, results of operations and cash flows. Potential risks and uncertainties related to the 7-Eleven Transaction include, among others:

•
the possibility that we may not complete the 7-Eleven Transaction in a timely manner, or at all, including due to the failure to receive any necessary governmental or regulatory approvals required to be completed by the transactions contemplated by the asset purchase agreement;

•	the occurrence of any event, change or other circumstance that would give rise to the termination of the 7-Eleven asset purchase agreement;

•
the risk that the 7-Eleven Transaction disrupts current plans and operations, results in management distraction and the potential difficulties in maintaining relationships with customers, suppliers and other third parties and employee retention as a result of the announcement and consummation of the 7-Eleven Transaction;

•	the outcome of any legal proceedings that may be instituted against us following the announcement of the 7-Eleven Transaction;

•	limitations placed on our ability to materially change our retail business operations under the pending 7-Eleven asset purchase agreement;

•
the possibility of purchase price adjustments pursuant to the terms of the 7-Eleven asset purchase agreement, which could reduce the cash proceeds ultimately received by us in the 7-Eleven Transaction, even if it is completed; and

•	costs, fees, expenses and charges related to the 7-Eleven Transaction.
There can be no assurance that we will be able to satisfy the 7-Eleven Transaction closing conditions or that closing conditions beyond our control will be satisfied or waived.
The completion of the 7-Eleven Transaction may result in credit ratings organizations and/or securities analysts taking actions that may adversely affect our business, financial condition, results of operations and cash flows, as well as the market price of our securities.
In connection with the completion of the 7-Eleven Transaction, ratings agencies may reevaluate our credit ratings. A downgrade may increase our cost of borrowing, negatively impact our ability to raise additional debt capital, negatively impact our ability to successfully compete or negatively impact the willingness of counterparties to deal with us, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as the market price of our securities.
Further, the trading market for our securities will depend in part on the research and reports that third-party securities analysts publish about us. In connection with the completion of the 7-Eleven Transaction, one or more of these analysts could downgrade our securities or issue other negative commentary about us or the industry in which we participate, which could cause the trading price of our securities to decline.
We may not complete the 7-Eleven Transaction if we are unable to satisfy certain closing conditions relating to our Senior Notes and credit facilities.
The asset purchase agreement for the 7-Eleven Transaction contains provisions that require us, prior to the closing, to either (i) satisfy and discharge the indentures governing our outstanding 6.250% Senior Notes due 2021, 5.500% Senior Notes due 2020 and

6.375% Senior Notes due 2023 (collectively, the “Senior Notes”) pursuant to the terms of the respective indentures or (ii) complete a consent solicitation to the holders of our Senior Notes pursuant to which the indentures governing our Senior Notes are to be amended to modify, delete or waive the change of control covenants, merger covenants and other provisions in the indentures with respect to the 7-Eleven Transaction. In addition, we will be required to obtain waivers under our credit facilities to permit the 7-Eleven Transaction. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, to either redeem or repurchase the Senior Notes or otherwise be able to obtain the consent of a majority of the holders of each series of Senior Notes to amend the indentures, or obtain the consent of a majority of the lenders of each of the credit facilities to permit the 7-Eleven Transaction, and we may be unable to complete the 7-Eleven Transaction as a result.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 30, 2017, we issued and sold to ETE 12,000,000 Series A Preferred Units in a private transaction exempt from registration under section 4(a)(2) of the Securities Act of 1933, as amended. Further details related to the issuance can be found in Note 15 of our Notes to the Consolidated Financial Statements, and in the Partnership’s Current Report on Form 8-K filed on March 31, 2017.
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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 4, 2017	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Leta McKinley
Leta McKinley
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc.,, and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated as of April 6, 2017 (incorporated by reference to the current report on Form 8-K filed by the registrant on April 6, 2017)

3.1
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on September 25, 2012)

3.2
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed by the registrant on October 28, 2014)

3.3
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed by the registrant on August 6, 2015)

3.4
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on January 5, 2016).

3.5
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP dated as of June 6, 2016 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the registrant on June 8, 2016)

3.6	Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to the current report on Form 8-K filed by the registrant on March 30, 2017)

10.1
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, dated as of April 6, 2017 (incorporated by reference to the current report on Form 8-K filed by the registrant on April 6, 2017)

10.2
Series A Preferred Unit Purchase Agreement, by and between Sunoco LP and Energy Transfer Equity, L.P., dated as of March 30, 2017 (incorporated by reference to the current report on Form 8-K filed by the registrant on March 30, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Information Related to ETC M-A Acquisition LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation