Form 10-Q
period 2017-06-30
Sunoco LP
filed 2017-08-09
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2017
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
The registrant had 99,468,884 common units representing limited partner interests, 16,410,780 Class C units representing limited partner interests and 12,000,000 Series A Preferred Units representing limited partner interests outstanding at August 4, 2017.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2017	December 31, 2016
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$97	$99
Accounts receivable, net	398	539
Receivables from affiliates	148	3
Inventories, net	356	385
Other current assets	91	72
Assets held for sale	4,194	291
Total current assets	5,284	1,389
Property and equipment, net	1,155	1,188
Other assets:
Goodwill	1,032	1,050
Intangible assets, net	786	752
Other noncurrent assets	54	64
Assets held for sale	—	4,258
Total assets	$8,311	$8,701
Liabilities and equity
Current liabilities:
Accounts payable	$461	$616
Accounts payable to affiliates	169	109
Advances from affiliates	86	87
Accrued expenses and other current liabilities	352	372
Current maturities of long-term debt	5	5
Liabilities associated with assets held for sale	68	—
Total current liabilities	1,141	1,189
Revolving line of credit	825	1,000
Long-term debt, net	3,537	3,509
Deferred tax liability	601	643
Other noncurrent liabilities	106	96
Liabilities associated with assets held for sale	—	68
Total liabilities	6,210	6,505
Commitments and contingencies (Note 13)
Equity:
Limited partners:
Series A Preferred unitholder - affiliated (12,000,000 units issued and outstanding as of June 30, 2017 and no units issued and outstanding as of December 31, 2016)	300	—
Common unitholders - public (53,718,058 units issued and outstanding as of June 30, 2017 and 52,430,220 units issued and outstanding as of December 31, 2016)	1,291	1,467
Common unitholders - affiliated (45,750,826 units issued and outstanding as of June 30, 2017 and December 31, 2016)	510	729
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of June 30, 2017 and December 31, 2016)	—	—
Total equity	2,101	2,196
Total liabilities and equity	$8,311	$8,701

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except unit and per unit amounts)
Revenues:
Retail motor fuel	$39	$46	$77	$91
Wholesale motor fuel sales to third parties	2,281	1,997	4,525	3,493
Wholesale motor fuel sales to affiliates	6	10	28	17
Merchandise	18	17	34	33
Rental income	22	22	44	43
Other	34	31	67	74
Total revenues	2,400	2,123	4,775	3,751
Cost of sales:
Retail motor fuel cost of sales	33	43	66	83
Wholesale motor fuel cost of sales	2,185	1,839	4,328	3,205
Merchandise cost of sales	13	12	24	23
Other	4	2	8	4
Total cost of sales	2,235	1,896	4,426	3,315
Gross profit	165	227	349	436
Operating expenses:
General and administrative	40	36	72	83
Other operating	46	47	95	85
Rent	12	12	25	24
Loss (gain) on disposal of assets	3	—	4	(1)
Depreciation, amortization and accretion	33	28	63	54
Total operating expenses	134	123	259	245
Operating income	31	104	90	191
Interest expense, net	54	44	111	64
Income (loss) from continuing operations before income taxes	(23)	60	(21)	127
Income tax expense (benefit)	(57)	3	(70)	5
Income from continuing operations	34	57	49	122
Income (loss) from discontinued operations, net of income taxes	(256)	15	(270)	12
Net income (loss) and comprehensive income (loss)	$(222)	$72	$(221)	$134
Net income (loss) per limited partner unit - basic:
Continuing operations - common units	$0.04	$0.38	$(0.05)	$0.88
Discontinued operations - common units	(2.56)	0.15	(2.72)	0.13
Net income (loss) - common units	$(2.52)	$0.53	$(2.77)	$1.01
Net income (loss) per limited partner unit - diluted:
Continuing operations - common units	$0.03	$0.38	$(0.05)	$0.88
Discontinued operations - common units	(2.56)	0.15	(2.72)	0.13
Net income (loss) - common units	$(2.53)	$0.53	$(2.77)	$1.01
Weighted average limited partner units outstanding:
Common units - public (basic)	53,715,598	49,588,960	53,289,557	49,588,960
Common units - public (diluted)	54,149,181	49,644,916	53,555,219	49,644,916
Common units - affiliated (basic and diluted)	45,750,826	45,750,826	45,750,826	41,807,600

Cash distribution per unit	$0.8255	$0.8255	$1.6510	$1.6428

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in millions)

	Preferred Units-Affiliated	Common Units-Public	Common Units-Affiliated	Total Equity
Balance at December 31, 2016	$—	$1,467	$729	$2,196
Equity issued under ATM, net	—	33	—	33
Equity issued to ETE	300	—	—	300
Cash distribution to unitholders	—	(90)	(119)	(209)
Distribution to preferred units	(8)	—	—	(8)
Unit-based compensation	—	5	4	9
Other	—	—	1	1
Partnership net income (loss)	8	(124)	(105)	(221)
Balance at June 30, 2017	$300	$1,291	$510	$2,101

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(221)	$134
Adjustments to reconcile net income to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	270	(12)
Depreciation, amortization and accretion	63	54
Amortization of deferred financing fees	8	4
Loss (gain) on disposal of assets	4	(1)
Non-cash unit based compensation expense	9	6
Deferred income tax	(70)	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	141	(78)
Receivable from affiliates	(145)	3
Inventories	29	(16)
Other assets	(11)	(21)
Accounts payable	(154)	(7)
Accounts payable to affiliates	60	7
Accrued liabilities and other current liabilities	(34)	(9)
Other noncurrent liabilities	37	(5)
Net cash provided by (used in) continuing operating activities	(14)	60
Cash flows from investing activities:
Capital expenditures	(27)	(25)
Purchase of intangible assets	(22)	(27)
Proceeds from disposal of property and equipment	—	5
Net cash used in investing activities	(49)	(47)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,835
Payments on long-term debt	(3)	(796)
Revolver borrowings	1,413	1,258
Revolver repayments	(1,588)	(1,033)
Loan origination costs	—	(29)
Advances from affiliates	22	267
Equity issued to ETE, net of issuance costs	300	61
Proceeds from issuance of common units, net of offering costs	33	—
Distributions to ETP	—	(50)
Other cash from financing activities, net	2	3
Distributions to unitholders	(209)	(184)
Net cash provided by (used in) financing activities	(30)	2,332
Cash flows from discontinued operations:
Operating activities	165	139
Investing activities	(72)	(2,474)
Changes in cash included in current assets held for sale	(2)	9
Net increase (decrease) in cash and cash equivalents of discontinued operations	91	(2,326)
Net increase (decrease) in cash	(2)	19
Cash and cash equivalents at beginning of period	99	48
Cash and cash equivalents at end of period	$97	$67
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
We operate our business as two segments, which are primarily engaged in wholesale fuel distribution and retail fuel and merchandise sales, respectively. On April 6, 2017, certain subsidiaries of the Partnership (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel,” and, together with 7-Eleven, referred to herein collectively as “Buyers”). With the assistance of a third-party brokerage firm, we have begun marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the 7-Eleven Purchase Agreement. The results of these operations have been reported as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 for more information related to the Purchase Agreement, the marketing efforts and the discontinued operations. All other footnotes present results of the continuing operations.
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

•	Southside Oil, LLC (“Southside”), a Virginia limited liability company, distributes motor fuel, primarily in Georgia, Maryland, New York, Tennessee, and Virginia.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries (Also See Note 4)

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.

•	Susser Holdings Corporation (“Susser”), a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, Oklahoma, and Louisiana through Stripes-branded convenience stores.

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
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. Other than the reclassification of certain balances to assets and liabilities held for sale and certain revenues and expenses to discontinued operations, as discussed in Note 4, these reclassifications had no material impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.

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
Significant Accounting Policies
As of June 30, 2017, there were no changes in significant accounting policies from those described in the December 31, 2016 audited consolidated financial statements.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including consignment arrangements, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $15 million and $15 million for the three months ended June 30, 2017 and 2016, respectively, and $30 million and $30 million for the six months ended June 30, 2017 and 2016, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
FASB ASU No. 2016-02. In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)”, which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. This Topic requires Balance Sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP, excluding short-term leases of 12 months or less. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated balance sheets and related disclosures.
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
FASB ASU No. 2016-16. In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Partnership is currently evaluating the impact that adoption of this standard will have on the consolidated financial statements and related disclosures.
FASB ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying The Test For Goodwill Impairment”. The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Partnership adopted this ASU on April 1, 2017, which had no impact on the consolidated financial statements at the time of adoption. This accounting guidance was utilized in the goodwill impairment tests performed during the three months ended June 30, 2016, which are discussed in Note 4.

3.	Acquisitions
Certain amounts included within these acquisitions are included in the discontinued operations discussed in Note 4.
Sunoco LLC and Sunoco Retail LLC Acquisitions
On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco LLC from ETP Retail Holdings, LLC (“ETP Retail”), an indirect wholly-owned subsidiary of Energy Transfer Partners, L.P. ("ETP"), for total consideration of $775 million in cash (the “Sunoco Cash Consideration”) and 795,482 common units representing limited partner interests in the Partnership, pursuant to a Contribution Agreement dated March 23, 2015, among the Partnership, ETP Retail and ETP (the "Sunoco LLC Contribution Agreement"). The Sunoco Cash Consideration was financed through issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance”), of 6.375% Senior Notes due 2023 on April 1, 2015. The common units issued to ETP Retail were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Sunoco LLC Contribution Agreement, ETP guaranteed all of the obligations of ETP Retail.
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
Emerge Fuels Business Acquisition
On August 31, 2016, we acquired the Emerge fuels business (the “Fuels Business”) from Emerge Energy Services LP (NYSE: EMES) (“Emerge”) for $171 million, inclusive of working capital and other adjustments, which was funded using amounts available under our revolving credit facility. The Fuels Business includes two transmix processing plants with attached refined product terminals located in Birmingham, Alabama and the Greater Dallas, TX metroplex and engages in the processing of transmix and the distribution of refined fuels. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
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
The following table summarizes the preliminary recording of assets and liabilities at their respective carrying values as of the date presented (in millions):

August 31, 2016
Current assets	$27
Property and equipment	49
Goodwill	54
Intangible assets	57
Current liabilities	(16)
Net assets	171
Cash acquired	—
Total cash consideration, net of cash acquired	$171
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
On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. ("Kolkhorst") for $39 million. The convenience stores acquired include 5 fee properties and 9 leased properties, all of which are company operated. The Kolkhorst acquisition also included supply contracts with dealer-owned and operated sites. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm has determined the fair value of the assets which has increased goodwill by $19 million.
On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $78 million. This acquisition included 19 fee properties (of which 18 are company operated convenience stores and one is a standalone Tim Hortons), one leased Tim Hortons property and three raw tracts of land in fee for future store development. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, has determined the fair value of the assets at the date of acquisition which has increased goodwill by $42 million.
The Denny, Kolkhorst and Valentine acquisitions were all assets acquisitions, and any goodwill created from these acquisitions is deductible for tax purposes.

4.	Discontinued Operations
Pursuant to the Purchase Agreement described in Note 1, Sellers have agreed to sell a portfolio of approximately 1,112 company-operated retail outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company (the “Business”), for an aggregate purchase price of $3.3 billion, payable in cash, plus the value of inventory at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”) and the assumption of certain liabilities related to the Business by Buyers. The purchase price is subject to certain adjustments, including (i) those relating to specified items that arise during post-signing due diligence and inspections and (ii) individual properties not ultimately being acquired by Buyers due to the failure to obtain necessary third party consents or waivers or because either Buyers or Sellers exercise their respective rights, under certain circumstances, to cause a specific property to be excluded from the transaction. In addition, both the Partnership and Sunoco LLC have guaranteed Sellers’ obligations under the Purchase Agreement and related ancillary agreements pursuant to a guarantee agreement (the “Guarantee Agreement”) entered into in connection with the Purchase Agreement. In connection with the Closing, Sellers and Buyers and their respective affiliates will enter into a number of ancillary agreements, including a 15-year “take-or-pay” fuel supply agreement between Sunoco LLC and SEI Fuel.
The Closing is expected to occur in the fourth quarter of 2017, and is subject to the satisfaction or waiver of customary closing conditions for a transaction of this type, including the receipt of any approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. As a result of the Purchase Agreement and subsequent to closing, previously eliminated wholesale motor fuel sales to the Partnership's retail locations will be reported as wholesale motor fuel sales to third parties. Also, the related accounts receivable from such sales will cease to be eliminated from the consolidated balance sheets and will be reported as accounts receivable.
With the assistance of a third-party brokerage firm, we have begun marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the 7-Eleven Purchase Agreement.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of its Continental United States retail convenience stores as discontinued operations.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the Consolidated Balance Sheets:

	June 30, 2017	December 31, 2016
	(In millions)
Carrying amount of assets held for sale:
Cash	$22	$20
Inventories	186	188
Other current assets	82	83
Property and equipment, net	2,141	2,185
Goodwill	1,260	1,568
Intangible assets, net	501	503
Other noncurrent assets	2	2
Total assets held for sale	$4,194	$4,549

Carrying amount of liabilities associated with assets held for sale:
Other current and noncurrent liabilities	$68	$68
Total liabilities associated with assets held for sale	$68	$68
During the three months ended June 30, 2017, Sunoco LP announced the sale of a majority of the assets in its retail reporting unit. Sunoco LP’s retail reporting unit includes the retail operations in the continental United States but excludes the retail convenience store operations in Hawaii that comprise the Aloha reporting unit. Upon the classification of assets and related liabilities as held for sale, Sunoco LP’s management applied the measurement guidance in ASC 360, Property, Plant and Equipment, to calculate the fair value less cost to sell of the disposal group. In accordance with ASC 360-10-35-39, management first tested the goodwill included within the disposal group for impairment prior to measuring the disposal group’s fair value less the cost to sell. In the determination of the classification of assets held for sale and the related liabilities, management allocated a portion of the goodwill balance previously included in the Sunoco LP retail reporting unit to assets held for sale based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained in accordance with ASC 350-20-40-3. The amount of goodwill allocated to assets held for sale was approximately $1.6 billion, and the amount of goodwill allocated to the remainder of the retail reporting unit, which is comprised of Sunoco LP’s ethanol plant, credit card processing services and franchise royalties, was approximately $188 million.
Once the retail reporting unit’s goodwill was allocated between assets held for sale and continuing operations, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the $188 million goodwill balance that remained in the retail reporting unit. The result of the impairment test of the goodwill included within the assets held for sale was an impairment charge of $320 million. The key assumption in the impairment test for the $1.6 billion goodwill balance classified as held for sale was the fair value of the disposal group, which was based on the assumed proceeds from the sale of those assets. The announced purchase and sale agreement includes the majority of the retail sites that have been classified as held for sale; thus, a key assumption in the goodwill impairment test was the assumed sales proceeds (less the related costs to sell) for the remainder of the sites, which represent approximately 15% of the total number of sites. Management is currently marketing the remaining sites for sale and utilized information from that sales process to develop the assumed sales proceeds for those sites. While management believes that the assumed sales proceeds for these remaining held-for-sale sites are reasonable and likely to be obtained in a sale of those sites, an agreement has not been negotiated and therefore the ultimate outcome could be different than the assumption used in the impairment test. Subsequent to the impairment of goodwill included within the assets held for sale, no further impairments of any other assets held for sale were deemed necessary as the remaining carrying value of the disposal group approximated the assumed proceeds from the sale of those assets less the cost to sell.
For goodwill included in the Aloha and Wholesale reporting units, which goodwill balances total $112 million and $732 million, respectively, and which were not classified as held for sale, no impairments were deemed necessary during the three months ended June 30, 2017. Management does not believe that the goodwill associated with either of these reporting units or the remaining goodwill of $188 million within the retail reporting unit is at significant risk of impairment, and the goodwill will continue to be subjected to annual goodwill impairment testing on October 1.
The results of operations associated with all discontinued operations are presented in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenue
Motor fuel sales	$1,639	$1,338	$3,116	$2,410
Merchandise	590	560	1,113	1,068
Rental income	1	1	2	1
Other	19	18	37	25
Total revenues	2,249	1,917	4,268	3,504
Cost of sales:
Motor fuel cost of sales	1,451	1,189	2,793	2,120
Merchandise cost of sales	399	378	757	724
Other	1	8	1	16
Total cost of sales	1,851	1,575	3,551	2,860
Gross profit	398	342	717	644
Operating expenses:
General and administrative	32	25	65	37
Other operating	231	221	446	432
Rent	24	23	45	45
Loss on disposal of assets and impairment charge	323	2	329	3
Depreciation, amortization and accretion expense	6	51	63	102
Total operating expenses	616	322	948	619
Operating income (loss)	(218)	20	(231)	25
Interest expense, net	4	7	9	15
Income (loss) from discontinued operations before income taxes	(222)	13	(240)	10
Income tax expense (benefit)	34	(2)	30	(2)
Net income (loss) from discontinued operations	$(256)	$15	$(270)	$12

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Accounts receivable, trade	$244	$361
Credit card receivables	97	133
Vendor receivables for rebates, branding, and other	27	21
Other receivables	34	27
Allowance for doubtful accounts	(4)	(3)
Accounts receivable, net	$398	$539

6.	Inventories, net
Due to changes in fuel prices, we recorded a write-down on the value of fuel inventory of $44 million at June 30, 2017. There was no write-down at December 31, 2016.
Inventories, net, consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Fuel-retail	$1	$1
Fuel-wholesale	333	364
Fuel-consignment	7	5
Merchandise	3	4
Other	12	11
Inventories, net	$356	$385

7.	Property and Equipment, net
Property and equipment, net, consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Land	$531	$501
Buildings and leasehold improvements	413	413
Equipment	449	427
Construction in progress	85	127
Total property and equipment	1,478	1,468
Less: accumulated depreciation	323	280
Property and equipment, net	$1,155	$1,188

8.	Goodwill and Intangible Assets, net
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. At June 30, 2017 and December 31, 2016 we had $1.0 billion and $1.1 billion of goodwill recorded in conjunction with past business combinations, respectively.
Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. In accordance with ASC 350-20-35 “Goodwill - Subsequent Measurements”, during the fourth quarter of 2016, we performed goodwill impairment tests on our reporting units and recognized a goodwill impairment charge of $642 million on our retail reporting unit primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. During 2017, we are continuing our evaluation of the purchase accounting for Denny and Emerge with the assistance of a third party valuation firm.
In connection with the reclassification of the retail assets as held-for-sale, Sunoco LP performed interim goodwill impairment testing on the remaining goodwill balance in the retail reporting unit. See Note 4 for more information on the balances reclassified as held-for-sale and the related impairment testing.

Other Intangible Assets
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$286	$—	$286
Contractual rights	43	—	43	43	—	43
Finite-lived
Customer relations including supply agreements	660	222	438	611	198	413
Favorable leasehold arrangements, net	4	3	1	4	3	1
Loan origination costs	10	5	5	10	4	6
Other intangibles	7	3	4	3	—	3
Intangible assets, net	$1,019	$233	$786	$957	$205	$752
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
Customer relations and supply agreements have a remaining weighted-average life of approximately 10 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 5 years. Non-competition agreements and other intangible assets have a remaining weighted-average life of approximately 15 years. Loan origination costs have a remaining weighted-average life of approximately 2 years.

9.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Wage and other employee-related accrued expenses	$41	$42
Franchise agreement termination accrual	2	2
Accrued tax expense	187	154
Accrued insurance	14	23
Reserve for environmental remediation, current	3	5
Accrued interest expense	40	39
Deposits and other	65	107
Total	$352	$372

10.	Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Term Loan	$1,243	$1,243
Sale leaseback financing obligation	115	117
2014 Revolver	825	1,000
6.375% Senior Notes Due 2023	800	800
5.500% Senior Notes Due 2020	600	600
6.250% Senior Notes Due 2021	800	800
Other	24	1
Total debt	4,407	4,561
Less: current maturities	5	5
Less: debt issuance costs	40	47
Long-term debt, net of current maturities	$4,362	$4,509
Pursuant to the terms of the 7-Eleven Purchase Agreement, as a condition precedent to closing the transaction,  we have committed to either (i) commence and complete a consent solicitation pursuant to which certain terms of each of the Indentures governing the 2020 Senior Notes, 2021 Senior Notes and 2023 Senior Notes (collectively “the Senior Notes”) will be modified to allow for the transaction or (ii)  satisfy and discharge the Senior Notes.
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
Obligations under the Term Loan are secured equally and ratably with the 2014 Revolver (as defined below) by substantially all tangible and intangible assets of the Partnership and certain of our subsidiaries, subject to certain exceptions and permitted liens. Obligations under the Term Loan are guaranteed by certain of the Partnership’s subsidiaries. In addition, ETP Retail, a wholly owned subsidiary of ETP, provided a limited contingent guaranty of collection with respect to the payment of the principal amount of the Term Loan. The maturity date of the Term Loan is October 1, 2019. The Partnership is not required to make any amortization payments with respect to the loans under the Term Loan. Amounts borrowed under the Term Loan bear interest at either LIBOR or base rate plus an applicable margin based on the election of the Partnership for each interest period. Until the Partnership first receives an investment grade rating, the applicable margin for LIBOR rate loans ranges from 1.500% to 3.000% and the applicable margin for base rate loans ranges from 0.500% to 2.000%, in each case based on the Partnership’s Leverage Ratio (as defined in the Term Loan). The Term Loan requires the Partnership to maintain a leverage ratio of not more than (i) as of the last day of each fiscal quarter through December 31, 2017, 6.75 to 1.0, (ii) as of March 31, 2018, 6.5 to 1.0, (iii) as of June 30, 2018, 6.25 to 1.0, (iv) as of September 30, 2018, 6.0 to 1.0, (v) as of December

31, 2018, 5.75 to 1.0 and (vi) thereafter, 5.5 to 1.0 (in the case of the quarter ending March 31, 2019 and thereafter, subject to increases to 6.0 to 1.0 in connection with certain specified acquisitions in excess of $50 million, as permitted under the Term Loan).
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
As of June 30, 2017, the balance on the Term Loan was $1.2 billion. The Partnership was in compliance with all financial covenants at June 30, 2017.
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
As of June 30, 2017, the balance on the 2014 Revolver was $825 million, and $20 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at June 30, 2017 was $655 million. The Partnership was in compliance with all financial covenants at June 30, 2017.
Sale Leaseback Financing Obligation
On April 4, 2013, Southside completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As Southside did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of June 30, 2017 was $115 million.
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
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of June 30, 2017, is estimated to be approximately $4.5 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

11.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Accrued straight-line rent	$5	$5
Reserve for underground storage tank removal	15	14
Reserve for environmental remediation, long-term	33	35
Unfavorable lease liability	11	12
Others	42	30
Total	$106	$96

12.	Related-Party Transactions
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

•
ETP Transportation and Terminalling Contracts – various agreements with subsidiaries of ETP for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETP for the purchase and sale of fuel.

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
Summary of Transactions
Significant affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income is as follows:

•
Net advances from affiliates were $86 million and $87 million as of June 30, 2017 and December 31, 2016, respectively. Advances to and from affiliates are primarily related to the cash management services that affiliates of ETP provided to Sunoco LLC and Sunoco Retail.

•	Net accounts receivable from affiliates were $148 million and $3 million as of June 30, 2017 and December 31, 2016, respectively, which are primarily related to motor fuel purchases from us.

•	Net accounts payable to affiliates was $169 million and $109 million as of June 30, 2017 and December 31, 2016, respectively, which are related to operational expenses and fuel pipeline purchases.

•	Wholesale motor fuel sales to affiliates of $6 million and $10 million for the three months ended June 30, 2017 and 2016, respectively.

•	Wholesale motor fuel sales to affiliates of $28 million and $17 million for the six months ended June 30, 2017 and 2016, respectively.

•
Bulk fuel purchases from affiliates of $545 million and $545 million for the three months ended June 30, 2017 and 2016, respectively, which is included in wholesale motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income.

•
Bulk fuel purchases from affiliates of $1.1 billion and $886 million for the six months ended June 30, 2017 and 2016, respectively, which is included in wholesale motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income.

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
Net rent expense consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Cash rent:
Store base rent (1)	$10	$8	$18	$17
Equipment and other rent (2)	2	4	6	7
Total cash rent	12	12	24	24
Non-cash rent:
Straight-line rent	—	—	1	—
Net rent expense	$12	$12	$25	$24
________________________________

(1)
Store base rent includes the Partnership's rent expense for sites subleased to dealers. The sublease income from these sites is recorded in rental income on the statement of operations and totaled $7 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $13 million and $12 million for the six months ended June 30, 2017 and 2016, respectively.

(2)	Equipment and other rent consists primarily of store equipment and vehicles.

Certain contingent liabilities related to unidentified environmental obligations of the retail operations are not being assumed by 7-Eleven in the Purchase Agreement. The Partnership may incur future liabilities related to currently unidentified environmental obligations related to sites included in the Purchase Agreement. The Partnership has not recorded liabilities for these contingent obligations as the existence of those environmental obligations are not known at this time. Liabilities have been recorded for all identified environmental liabilities.

14.	Interest Expense, net
Components of net interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest expense	$57	$44	$111	$64
Amortization of deferred financing fees	4	3	8	4
Interest income	(7)	(3)	(8)	(4)
Interest expense, net	$54	$44	$111	$64

15.	Income Tax Expense
 As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate to net income tax expense is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in million)
Tax at statutory federal rate	$(8)	$21	$(8)	$45
Partnership earnings not subject to tax	(43)	(26)	(56)	(61)
State and local tax, net of federal benefit	(4)	—	(4)	—
Statutory tax rate changes	—	1	—	12
Other	(2)	7	(2)	9
Net income tax expense (benefit)	$(57)	$3	$(70)	$5

16.	Partners' Capital
 As of June 30, 2017, Energy Transfer Equity, L.P. (“ETE”) and ETP or their subsidiaries owned all of our 12,000,000 Series A Preferred Units and 45,750,826 common units, which constitutes 46% of our outstanding common units. As of June 30, 2017, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 53,718,058 common units.
Series A Preferred Units
On March 30, 2017, the Partnership entered into a Series A Preferred Unit Purchase Agreement with ETE, relating to the issue and sale by the Partnership to ETE of 12,000,000 Series A Preferred Units (the “Preferred Units”) representing limited partner interests in the Partnership at a price per Preferred Unit of $25.00 (the “Offering”). The distribution rate for the Preferred Units is 10.00%, per annum, of the $25.00 liquidation preference per unit (the “Liquidation Preference”) (equal to $2.50 per Preferred Unit per annum) until March 30, 2022, at which point the distribution rate will become a floating rate of 8.00% plus three-month LIBOR of the Liquidation Preference. The Preferred Units are redeemable at any time, and from time to time, in whole or in part, at the Partnership’s option at a price per Preferred Unit equal to the Liquidation Preference plus all accrued and unpaid distributions; provided that, if the Partnership redeems the Preferred Units prior to March 30, 2022, then the Partnership will redeem the Preferred Units at 101% of the Liquidation Preference, plus all accrued and unpaid distributions. The Preferred Units are not entitled to any redemption rights or conversion rights. Holders of Preferred Units will generally have no voting rights except in certain limited circumstances or as required by law. The Preferred Units were issued in a private transaction exempt from registration under section 4(a)(2) of the Securities Act.
Distributions on Preferred Units are cumulative beginning March 30, 2017, and payable quarterly in arrears, within 60 days, after the end of each quarter, commencing with the quarter ending June 30, 2017. The distribution payable for the three months ended June 30, 2017 was $8 million.
The Offering closed on March 30, 2017, and the Partnership received proceeds from the Offering of $300 million, which it used to repay indebtedness under its revolving credit facility.
Common Units
On October 4, 2016, the Partnership entered into an equity distribution agreement for an at-the-market ("ATM") offering with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Managers”). Pursuant to the terms of the equity distribution agreement, the Partnership may sell from time to time through the Managers the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $400 million. The Partnership issued 1,268,750 common units from January 1, 2017 through June 30, 2017 in connection with the ATM for $33 million, net of commissions of $0.3 million. As of June 30, 2017, $295 million of our common units remained available to be issued under the equity distribution agreement.

Activity of our common units for the six months ended June 30, 2017 is as follows:

Number of Units
Number of common units at December 31, 2016	98,181,046
Common units issued in connection with the ATM	1,268,750
Phantom unit vesting	19,088
Number of common units at June 30, 2017	99,468,884
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

The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Attributable to Common Units
Distributions (a)	$82	$79	$164	$157
Distributions in excess of net income	(324)	(28)	(428)	(65)
Limited partners' interest in net income (loss)	$(242)	$51	$(264)	$92

(a) Distributions declared per unit to unitholders as of record date	$0.8255	$0.8255	$1.6510	$1.6428
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
Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the six months ended June 30, 2017, Class C distributions declared totaled $28 million.

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
Cash distributions paid or payable during 2017 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
August 15, 2017	$0.8255	$82	$21
May 16, 2017	$0.8255	$82	$21
February 21, 2017	$0.8255	$81	$21

17.	Unit-Based Compensation
Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Phantom common units	$5	$3	$9	$5
Allocated expense from Parent	—	—	—	1
Total unit-based compensation expense	$5	$3	$9	$6

Phantom Common Unit Awards
The Partnership issues phantom units which have the right to receive distributions prior to vesting. The units vest 60% after three years and 40% after five years. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unrecognized compensation cost related to our nonvested restricted phantom units totaled $31 million as of June 30, 2017, which is expected to be recognized over a weighted average period of 3.87 years. The fair value of nonvested phantom units outstanding as of June 30, 2017 totaled $66 million.

A summary of our phantom unit award activity is as follows:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	1,147,048	$41.19
Granted	966,337	26.95
Vested	(1,240)	36.98
Forfeited	(98,511)	39.77
Outstanding at December 31, 2016	2,013,634	34.43
Granted	20,112	26.27
Vested	(28,292)	45.61
Forfeited	(80,735)	36.91
Outstanding at June 30, 2017	1,924,719	$34.04
 Cash Awards
In January 2015, the Partnership granted 30,710 awards that are settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. An additional 1,000 awards were granted in September 2015. During the six months ended June 30, 2017, 3,400 units were forfeited. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Unrecognized compensation cost related to our nonvested cash awards totaled $0.2 million as of June 30, 2017, which is expected to be recognized during 2017. The fair value of nonvested cash awards outstanding as of June 30, 2017 totaled $1 million.

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
Retail Segment
Our retail segment primarily operates branded retail convenience stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, and Hawaii. These stores offer motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. These operations located in the Continental United States are included in discontinued operations in the following segment information. The remaining retail segment includes the Partnership's ethanol plant, credit card services, franchise royalties, and its retail operations in Hawaii.

The following tables present financial information by segment for the three and six months ended June 30, 2017 and 2016 (operating performance related to the retail assets held for sale are included in discontinued operations in segment financial information):

	For the Three Months Ended June 30,
	2017				2016
	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$39		$39	$—	$46		$46
Wholesale motor fuel sales to third parties	2,281	—		2,281	1,997	—		1,997
Wholesale motor fuel sales to affiliates	6	—		6	10	—		10
Merchandise	—	18		18	—	17		17
Rental income	19	3		22	19	3		22
Other	12	22		34	6	25		31
Intersegment sales	108	24	(132)	—	79	30	(109)	—
Total revenue	2,426	106	(132)	2,400	2,111	121	(109)	2,123
Gross profit
Retail motor fuel	—	6		6	—	3		3
Wholesale motor fuel	102	—		102	168	—		168
Merchandise	—	5		5	—	5		5
Rental and other	27	25		52	24	27		51
Total gross profit	129	36		165	192	35		227
Total operating expenses	111	23		134	89	34		123
Operating income	18	13		31	103	1		104
Interest expense, net	14	40		54	17	27		44
Income (loss) from continuing operations before income taxes	4	(27)		(23)	86	(26)		60
Income tax expense (benefit)	(1)	(56)		(57)	—	3		3
Income (loss) from continuing operations	5	29		34	86	(29)		57
Income (loss) from discontinued operations, net of income taxes (See Note 4)	—	(256)		(256)	—	15		15
Net income (loss) and comprehensive income (loss)	$5	$(227)		$(222)	$86	$(14)		$72
Depreciation, amortization and accretion (1)	37	2		39	18	61		79
Interest expense, net (1)	14	44		58	17	34		51
Income tax expense (benefit) (1)	(1)	(22)		(23)	—	1		1
EBITDA	55	(203)		(148)	121	82		203
Non-cash compensation expense (1)	1	4		5	2	1		3
Loss on disposal of assets and impairment charges (1)	2	324		326	—	2		2
Unrealized gain on commodity derivatives (1)	5	—		5	6	—		6
Inventory adjustments (1)	30	2		32	(49)	(1)		(50)
Adjusted EBITDA	$93	$127		$220	$80	$84		$164
Capital expenditures (1)	$14	$19		$33	$37	$47		$84
Total assets as of June 30, 2017 and December 31, 2016, respectively	$3,095	$5,216		$8,311	$3,201	$5,500		$8,701
________________________________

(1)	Includes amounts from discontinued operations.

	For the Six Months Ended June 30,
	2017				2016
	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$77		$77	$—	$91		$91
Wholesale motor fuel sales to third parties	4,525	—		4,525	3,493	—		3,493
Wholesale motor fuel sales to affiliates	28	—		28	17	—		17
Merchandise	—	34		34	—	33		33
Rental income	38	6		44	38	5		43
Other	24	43		67	13	61		74
Intersegment sales	220	59	(279)	—	148	61	(209)	—
Total revenue	4,835	219	(279)	4,775	3,709	251	(209)	3,751
Gross profit
Retail motor fuel	—	11		11	—	8		8
Wholesale motor fuel	225	—		225	305	—		305
Merchandise	—	10		10	—	10		10
Rental and other	55	48		103	48	65		113
Total gross profit	280	69		349	353	83		436
Total operating expenses	203	56		259	169	76		245
Operating income	77	13		90	184	7		191
Interest expense, net	33	78		111	26	38		64
Income (loss) from continuing operations before income taxes	44	(65)		(21)	158	(31)		127
Income tax expense (benefit)	—	(70)		(70)	—	5		5
Income (loss) from continuing operations	44	5		49	158	(36)		122
Income (loss) from discontinued operations, net of income taxes (See Note 4)	—	(270)		(270)	—	12		12
Net income (loss) and comprehensive income (loss)	$44	$(265)		$(221)	$158	$(24)		$134
Depreciation, amortization and accretion (1)	59	67		126	34	122		156
Interest expense, net (1)	33	87		120	26	53		79
Income tax expense (benefit) (1)	—	(40)		(40)	—	3		3
EBITDA	136	(151)		(15)	218	154		372
Non-cash compensation expense (1)	1	8		9	5	1		6
Loss (gain) on disposal of assets and impairment charges (1)	4	329		333	(1)	3		2
Unrealized gain on commodity derivatives (1)	—	—		—	3	—		3
Inventory fair value adjustments (1)	43	5		48	(59)	(1)		(60)
Adjusted EBITDA	$184	$191		$375	$166	$157		$323
Capital expenditures(1)	$26	$73		$99	$69	$111		$180
Total assets as of June 30, 2017 and December 31, 2016, respectively	$3,095	$5,216		$8,311	$3,201	$5,500		$8,701
________________________________

(1)	Includes amounts from discontinued operations.

19.	Net Income per Unit
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
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except units and per unit amounts)
Income from continuing operations	$34	$57	$49	$122
Less:
Distributions on Series A Preferred units	8	—	8	—
Incentive distribution rights	21	20	42	40
Distributions on nonvested phantom unit awards	2	1	3	2
Limited partners' interest in income from continuing operations	$3	$36	$(4)	$80
Income (loss) from discontinued operations	$(256)	$15	$(270)	$12
Weighted average limited partner units outstanding:
Common - basic	99,466,424	95,339,786	99,040,383	91,396,560
Common - equivalents	433,583	55,956	265,662	55,956
Common - diluted	99,900,007	95,395,742	99,306,045	91,452,516
Income (loss) from continuing operations per limited partner unit:
Common - basic	$0.04	$0.38	$(0.05)	$0.88
Common - diluted	$0.03	$0.38	$(0.05)	$0.88
Income (loss) from discontinued operations per limited partner unit:
Common - basic	$(2.56)	$0.15	$(2.72)	$0.13
Common - diluted	$(2.56)	$0.15	$(2.72)	$0.13
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

•
the possibility of the purchase price adjustments pursuant to the terms of the 7-Eleven asset purchase agreement, which can reduce the cash proceeds ultimately received by us in the 7-Eleven Transaction, even if it is complete;

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
For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein, in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership”, “SUN”, “we”, “us”, or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a growth-oriented Delaware master limited partnership engaged in the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, we are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of 5,341 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest and Southeast regions of the United States including 246 company-operated Sunoco-branded Stripes locations in Texas and Louisiana.
We are managed by our General Partner. As of August 4, 2017, ETE, a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, 2.3% of our outstanding common units, and all of our incentive distribution rights and

Series A Preferred Units. ETP, another publicly traded master limited partnership which is also controlled by ETE, owns 43.7% of our outstanding common units as of August 4, 2017. Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to:

•	1,353 company-operated convenience stores and fuel outlets;

•	159 independently operated consignment locations where we sell motor fuel to retail customers under consignment arrangements with such operators;

•	5,523 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,255 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail segment operates 1,353 convenience stores and fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services. We sold 650 million and 1.2 billion retail motor fuel gallons at these sites during the three and six months ended June 30, 2017. We opened 10 new retail sites during the six months ended June 30, 2017, which is reflected in retail activity for the period.
We operate 748 Stripes convenience stores that carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. Our proprietary, in-house Laredo Taco Company restaurant is implemented in 477 Stripes convenience stores. Additionally, we have 56 national branded restaurant offerings in our Stripes stores.
We operate 446 retail convenience stores and fuel outlets under our proprietary and iconic Sunoco fuel brand, which are primarily located in Pennsylvania, New York, and Florida, including 408 APlus convenience stores.
We operate 159 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuels and other services.
Assets Held For Sale, Acquisitions and Recent Developments
On April 6, 2017, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven. Pursuant to the Asset Purchase Agreement, we have agreed to sell a portfolio of approximately 1,112 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, for an aggregate purchase price of $3.3 billion. The closing of the transaction contemplated by the Asset Purchase Agreement is expected to occur in the fourth quarter of 2017, and is subject to the satisfaction or waiver of customary closing conditions for a transaction of this type, including the receipt of any approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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
On March 30, 2017, the Partnership entered into a Series A Preferred Unit Purchase Agreement with ETE, relating to the issue and sale by the Partnership to ETE of 12,000,000 Series A Preferred Units (the “Preferred Units”) representing limited partner interests in the Partnership at a price per Preferred Unit of $25.00 (the “Offering”). The distribution rate for the Preferred Units will be 10.00%, per annum, of the $25.00 liquidation preference per unit (the “Liquidation Preference”) (equal to $2.50 per Preferred Unit per annum) until March 30, 2022, at which point the distribution rate will become a floating rate of 8.00% plus three-month LIBOR of the Liquidation Preference. The Offering closed on March 30, 2017, and the Partnership received proceeds from the Offering of $300 million, which was used to repay indebtedness under the revolving credit facility.

On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale.
Of the 97 properties, 16 have been sold and an additional 20 are under contract to be sold. 31 are being sold to 7-Eleven and 9 are being sold in another transaction. The remaining 21 continue to be marketed by the third-party brokerage firm.
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
Key operating metrics set forth below are presented as of and for the three and six months ended June 30, 2017 and 2016 and have been derived from our historical consolidated financial statements.
The operating results for the discontinued operations are shown in the retail operations segment for the purposes of presenting the key operating metrics.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Three Months Ended June 30,
	2017					2016
	Wholesale		Retail	Total		Wholesale		Retail	Total
	(dollars and gallons in millions, except motor fuel gross profit per gallon)
Revenues:
Retail motor fuel	$—		$39	$39		$—		$46	$46
Wholesale motor fuel sales to third parties	2,281		—	2,281		1,997		—	1,997
Wholesale motor fuel sale to affiliates	6		—	6		10		—	10
Merchandise	—		18	18		—		17	17
Rental income	19		3	22		19		3	22
Other	12		22	34		6		25	31
Total revenues	$2,318		$82	$2,400		$2,032		$91	$2,123
Gross profit:
Retail motor fuel	$—		$6	$6		$—		$3	$3
Wholesale motor fuel	102		—	102		168		—	168
Merchandise	—		5	5		—		5	5
Rental and other	27		25	52		24		27	51
Total gross profit	$129		$36	$165		$192		$35	$227
Net income (loss) and comprehensive income (loss) from continuing operations	5		29	34		86		(29)	57
Net income (loss) and comprehensive income (loss) from discontinued operations	—		(256)	(256)		—		15	15
Net income (loss) and comprehensive income (loss)	$5		$(227)	$(222)		$86		$(14)	$72
Adjusted EBITDA (2)	$93		$127	$220		$80		$84	$164
Distributable cash flow, as adjusted (2)				$158					$92
Operating Data:
Total motor fuel gallons sold:
Retail (3)			650	650				641	641
Wholesale	1,374			1,374		1,316			1,316
Motor fuel gross profit cents per gallon (1):
Retail (3)			29.2 ¢	29.2	¢			24.0 ¢	24.0	¢
Wholesale	10.1	¢		10.1	¢	8.8	¢		8.8	¢
Volume-weighted average for all gallons (3)				16.2	¢				13.8	¢
Retail merchandise margin (3)			32.1%					32.5%
________________________________

(1)	Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define EBITDA, Adjusted EBITDA, and distributable cash flow as described above under “Key Measures Used to Evaluate and Assess Our Business”.

(3)	Includes amounts from discontinued operations.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(in millions)
Net income (loss) and comprehensive income (loss)	$5	$(227)	$(222)	$86	$(14)	$72
Depreciation, amortization and accretion (1)	37	2	39	18	61	79
Interest expense, net (1)	14	44	58	17	34	51
Income tax expense (benefit) (1)	(1)	(22)	(23)	—	1	1
EBITDA	$55	$(203)	$(148)	$121	$82	$203
Non-cash compensation expense (1)	1	4	5	2	1	3
Loss on disposal of assets and impairment charges (1)	2	324	326	—	2	2
Unrealized gain on commodity derivatives (1)	5	—	5	6	—	6
Inventory adjustments (1)	30	2	32	(49)	(1)	(50)
Adjusted EBITDA	$93	$127	$220	$80	$84	$164
Cash interest expense (1)			53			48
Income tax expense (current) (1)			2			—
Maintenance capital expenditures (1)			7			24
Distributable cash flow			$158			$92
Transaction-related expenses (1)			8			—
Series A Preferred distribution			(8)			—
Distributable cash flow, as adjusted			$158			$92
________________________________

(1)	Includes amounts from discontinued operations.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following discussion of results compares the operations for the three months ended June 30, 2017 and 2016.
Revenue. Total revenue for the second quarter of 2017 was $2.4 billion, an increase of $277 million from the second quarter of 2016. The increase is primarily attributable to the following:

•
an increase in wholesale motor fuel revenue of $280 million due to a 9.1%, or a $0.14, increase in the sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold of approximately 58 million; slightly offset by

•	a net decrease in other revenue consisting of merchandise, rental income and retail motor fuel of $3 million.
Gross Profit. Gross profit for the second quarter of 2017 was $165 million, a decrease of $62 million from the second quarter of 2016. The decrease in gross profit is primarily attributable to the following:

•
a decrease in reported gross profit on wholesale motor fuel of $66 million primarily due to a $78 million unfavorable inventory adjustment change from 2016. Excluding the inventory adjustment change, we had a 14.8%, or a $0.013, increase in the gross profit per wholesale motor fuel gallon and an increase in wholesale motor fuel gallons sold of approximately 58 million; slightly offset by

•	a net decrease in other gross profit consisting of merchandise, rental and retail motor fuel of $3 million.
Total Operating Expenses. Total operating expenses for the second quarter of 2017 were $134 million, an increase of $11 million from the second quarter of 2016. The increase in total operating expenses is primarily attributable to the following:

•	an increase in depreciation, amortization and accretion expense of $5 million due to recent acquisitions and capital expenditures ;

•	an increase in general and administrative expenses of $4 million primarily due to higher transaction costs;

•	an increase in loss on disposal of assets of $3 million; offset by

•	a decrease in other operating expenses of $1 million.
Interest Expense. Interest expense for the second quarter of 2017 was $54 million, an increase of $10 million from the second quarter of 2016. This increase is primarily attributable to higher interest rates on our borrowings under our term loan agreement that we entered into on March 31, 2016 (“Term Loan”) and our revolving credit facility that we entered into on September 25, 2014 (the “2014 Revolver”).
Income Tax Expense/(Benefit). Income tax benefit for the second quarter of 2017 was $57 million, a change of $60 million from income tax expense of $3 million for the second quarter of 2016. This change is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries.
Discontinued Operations. Net income (loss) and comprehensive income (loss) from discontinued operations decreased by $271 million, which was primarily attributable to a goodwill impairment of $320 million and a $7 million increase in total operating, interest and income tax expenses, which was offset by an increase in the gross profit of $56 million. See footnote 4 of the consolidated financial statements for the results from the discontinued operations.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Six Months Ended June 30,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(dollars and gallons in millions, except motor fuel gross profit per gallon)
Revenues:
Retail motor fuel	$—	$77	$77	$—	$91	$91
Wholesale motor fuel sales to third parties	4,525	—	4,525	3,493	—	3,493
Wholesale motor fuel sale to affiliates	28	—	28	17	—	17
Merchandise	—	34	34	—	33	33
Rental income	38	6	44	38	5	43
Other	24	43	67	13	61	74
Total revenues	$4,615	$160	$4,775	$3,561	$190	$3,751
Gross profit:
Retail motor fuel	$—	$11	$11	$—	$8	$8
Wholesale motor fuel	225	—	225	305	—	305
Merchandise	—	10	10	—	10	10
Rental and other	55	48	103	48	65	113
Total gross profit	$280	$69	$349	$353	$83	$436
Net income (loss) and comprehensive income (loss) from continuing operations	44	5	49	158	(36)	122
Net income (loss) and comprehensive income (loss) from discontinued operations	—	(270)	(270)	—	12	12
Net income (loss) and comprehensive income (loss)	$44	$(265)	$(221)	$158	$(24)	$134
Adjusted EBITDA (2)	$184	$191	$375	$166	$157	$323
Distributable cash flow, as adjusted (2)			$235			$204
Operating Data:
Total motor fuel gallons sold:
Retail (3)		1,244	1,244		1,249	1,249
Wholesale	2,687		2,687	2,548		2,548
Motor fuel gross profit cents per gallon (1):
Retail (3)		26.3¢	26.3¢		22.7¢	22.7¢
Wholesale	10.4¢		10.4¢	10.0¢		10.0¢
Volume-weighted average for all gallons (3)			15.4¢			14.2¢
Retail merchandise margin (3)		31.9%			32.1%
________________________________

(1)	Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define EBITDA, Adjusted EBITDA, and distributable cash flow as described above under “Key Measures Used to Evaluate and Assess Our Business”.

(3)	Includes amounts from discontinued operations.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(in millions)
Net income (loss) and comprehensive income (loss)	$44	$(265)	$(221)	$158	$(24)	$134
Depreciation, amortization and accretion (1)	59	67	126	34	122	156
Interest expense, net (1)	33	87	120	26	53	79
Income tax expense (benefit) (1)	—	(40)	(40)	—	3	3
EBITDA	$136	$(151)	$(15)	$218	$154	$372
Non-cash compensation expense (1)	1	8	9	5	1	6
Loss on disposal of assets and impairment charges (1)	4	329	333	(1)	3	2
Unrealized gain on commodity derivatives (1)	—	—	—	3	—	3
Inventory adjustments (1)	43	5	48	(59)	(1)	(60)
Adjusted EBITDA	$184	$191	$375	$166	$157	$323
Cash interest expense (1)			113			74
Income tax expense (current) (1)			2			2
Maintenance capital expenditures (1)			25			44
Distributable cash flow			$235			$203
Transaction-related expenses (1)			8			1
Series A Preferred distribution			(8)			—
Distributable cash flow, as adjusted			$235			$204
________________________________

(1)	Includes amounts from discontinued operations.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following discussion of results compares the operations for the six months ended June 30, 2017 and 2016.
Revenue. Total revenue for the first six months ended June 30, 2017 was $4.8 billion, an increase of $1.0 billion from the first six months ended June 30, 2016. The increase is primarily attributable to the following:

•
an increase in wholesale motor fuel revenue of $1.0 billion due to a 23.0%, or a $0.32, increase in the sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold of approximately 139 million;

Gross Profit. Gross profit for the first six months ended June 30, 2017 was $349 million, a decrease of $87 million from the first six months ended June 30, 2016. The decrease in gross profit is primarily attributable to the following:

•
a decrease in the gross profit on wholesale motor fuel of $80 million primarily due to a $102 million unfavorable inventory adjustment change from 2016. Excluding the inventory adjustment change, we had a 4.0%, or a $0.004, increase in the gross profit per wholesale motor fuel gallon and an increase in wholesale motor fuel gallons sold of approximately 139 million;

•	a net decrease in other gross profit consisting of merchandise, rental and retail motor fuel of $7 million.
Total Operating Expenses. Total operating expenses for the first six months ended June 30, 2017 were $259 million, an increase of $14 million from the first six months ended June 30, 2016. The increase in total operating expenses is primarily attributable to the following:

•
an increase in other operating expenses of $10 million primarily attributable to our retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites, resulting in a collective increase of utilities, maintenance expenses, property taxes and credit card processing fees;

•	an increase in depreciation, amortization and accretion expense of $9 million due to higher capital expenditures over the past year;

•	an increase in loss on disposal of assets of $5 million;

•	an increase in rent expense of $1 million; offset by

•	a decrease in general and administrative expenses of $11 million primarily due to higher transaction costs and salaries and wages in the six months ended June 30, 2016.
Interest Expense. Interest expense for the first six months ended June 30, 2017 was $111 million, an increase of $47 million from the first six months ended June 30, 2016. This increase is primarily attributable to the borrowings under our term loan agreement that we entered into on March 31, 2016 (“Term Loan”), the issuance of our $800 million 6.250% senior notes due 2021(the “2021 Senior Notes”) on April 7, 2016, as well as the increase in borrowings under our revolving credit facility that we entered into on September 25, 2014 (the “2014 Revolver”).
Income Tax Expense/(Benefit). Income tax benefit for the first six months ended June 30, 2017 was $70 million, a change of $75 million from income tax expense of $5 million for the first six months ended June 30, 2016. This change is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries.
Discontinued Operations. Net income (loss) and comprehensive income (loss) from discontinued operations decreased by $282 million change in net loss, which was primarily attributable to a goodwill impairment of $320 million, offset by an increase in the gross profit of $73 million and a decrease in depreciation, amortization and accretion expense of $39 million due to the discontinuance of depreciation expense on the assets held. See footnote 4 of the consolidated financial statements for the results from the discontinued operations.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 may also significantly impact our liquidity.
We had $97 million and $99 million of cash and cash equivalents on hand as of June 30, 2017 and December 31, 2016, respectively, all of which were unrestricted. As of June 30, 2017, the balance under the 2014 Revolver was $825 million, and $20 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at June 30, 2017 was $655 million. The Partnership was in compliance with all financial covenants at June 30, 2017.
Cash Flows

	For the Six Months Ended June 30,
	2017	2016
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$(14)	$60
Investing activities - continuing operations	(49)	(47)
Financing activities - continuing operations	(30)	2,332
Discontinued operations	91	(2,326)
Net increase (decrease) in cash and cash equivalents	$(2)	$19
Cash Flows Provided by (Used in) Operating Activities - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by (used in) operations was $(14) million and $60 million for the first six months of 2017 and 2016, respectively. The first six months of 2017 were primarily impacted by changes in current assets and liabilities. Cash flows fluctuate with increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $49 million and $47 million for the first six months of 2017 and 2016, respectively. Capital expenditures were $27 million and $25 million for the first six months of 2017 and 2016, respectively.
Cash Flows Provided by (Used in) Financing Activities - Continuing Operations. Net cash provided by (used in) financing activities was $(30) million and $2.3 billion  for the first six months of 2017 and 2016, respectively. During the six months ended June 30, 2017, we:

•	received $300 million proceeds from issuance of Series A Preferred Units;

•	borrowed $1.4 billion and repaid $1.6 billion under our 2014 Revolver to fund daily operations; and

•	paid $209 million in distributions to our unitholders, of which $119 million was paid to ETP and ETE collectively.
We intend to pay cash distributions to the holders of our common units, Class C units representing limited partner interests in the Partnership (“Class C Units”) and Series A Preferred Units (“Series A Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. Series A unitholders receive distributions at a fixed rate equal to $0.625 per quarter for each Series A Unit outstanding. There is no guarantee that we will pay a distribution on our units. On July 26, 2017, we declared a quarterly distribution totaling $82 million, or $0.8255 per common unit based on the results for the three months ended June 30, 2017, excluding distributions to Class C and Series A unitholders. The declared distribution will be paid on August 15, 2017 to unitholders of record on August 7, 2017.

Cash Flows Provided by (Used in) Discontinued Operations.
Cash provided by (used in) discontinued operations was $91 million million for the first six months of 2017 and $(2.3) billion for the first six months of 2016. Cash provided by discontinued operations for operating activities was $165 million or the first six months of 2017 and $139 million for the first six months of 2016. Cash used by discontinued operations for investing activities was $72 million for the first six months of 2017 and $2.5 billion for the first six months of 2016, of which $2.2 billion in the first six months of 2016 were due to acquisitions. Changes in cash included in current assets held for sale was $2 million for the first six months of 2017 and $9 million for the first six months of 2016.
Capital Expenditures
Included in our capital expenditures for the continuing and discontinued operations for the first six months of 2017 was $25 million in maintenance capital and $74 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.
We currently expect to spend approximately $150 million on growth capital and approximately $80 million on maintenance capital for the full year 2017.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of June 30, 2017, we have $825 million borrowed on the 2014 Revolver compared to $1.0 billion borrowed at December 31, 2016. Further, as of June 30, 2017, we had $2.2 billion outstanding under our Senior Notes, and $1.2 billion outstanding under our Term Loan. As a condition of the Purchase Agreement entered into on April 6, 2017 with the Buyers previously discussed, we are required to obtain waivers on our Senior Notes as a condition precedent to the sale.
See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 463 positions, representing 19 million gallons, outstanding at June 30, 2017 with aggregated unrealized losses of $4.0 million.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of June 30, 2017:

	Owned	Leased
Wholesale dealer and consignment sites	471	218
Company-operated convenience stores and fuel outlets	863	490
Warehouses, offices and other	100	70
Total	1,434	778
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

Estimates and Critical Accounting Policies
The Partnership’s critical accounting policies have not changed subsequent to those reported in its Annual Report on Form 10-K for the year ended December 31, 2016. The following information is provided to supplement the Form 10-K disclosures specifically related to impairment of long-lived assets and goodwill.
Impairment of Long-Lived Assets and Goodwill.  Long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.
In order to test for recoverability when performing a quantitative impairment test, we must make estimates of projected cash flows related to the asset, which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, we make certain estimates and assumptions, including, among other things, changes in general economic conditions in regions in which our markets are located, oil production and our ability to negotiate favorable sales agreements. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.
The Partnership determined the fair value of its reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
One key assumption for the measurement of goodwill impairment is management’s estimate of future cash flows and EBITDA. These estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period.
The impairment of $642 million during the year ended December 31, 2016 represented a portion of the goodwill within our retail reporting unit. In the discounted cash flow model used to measure the goodwill impairment in our retail reporting unit, the key assumptions were developed as follows:

•	The estimated future cash flows were based on management’s forecasted cash flows and reflected long-term growth that management believed was reasonable.

•	The discount rate applied to the estimated cash flows was based on an assumed weighted average cost of capital calculated using information on the capital structures of six peer companies.
The key assumptions in the guideline company model used to measure the goodwill impairment in our retail reporting unit were developed as follows:

•
A multiple was applied to expected EBITDA for 2017, with the multiple based on consideration of the reporting unit’s growth, size, profitability, geographic diversity, and risk profile compared with those of the same peer group that was used in the calculation of the discount rate discussed in the discounted cash flow model assumptions above.

•
The model also reflected a control premium, which was estimated at an equity level based on observed transaction premiums and based on the hypothetical capital structure for the industry, as well as considering the specific attributes of the reporting unit.

During the three months ended June 30, 2017, Sunoco LP announced the sale of a majority of the assets in its retail reporting unit. Sunoco LP’s retail reporting unit includes the retail operations in the continental United States but excludes the retail convenience store operations in Hawaii that comprise the Aloha reporting unit. Upon the classification of assets and related liabilities as held for sale, Sunoco LP’s management applied the measurement guidance in ASC 360, Property, Plant and Equipment, to calculate the fair value less cost to sell of the disposal group. In accordance with ASC 360-10-35-39, management first tested the goodwill included within the disposal group for impairment prior to measuring the disposal group’s fair value less the cost to sell. In the determination of the classification of assets held for sale and the related liabilities, management allocated a portion of the goodwill balance previously included in the Sunoco LP retail reporting unit to assets held for sale based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained in accordance with ASC 350-20-40-3. The amount of goodwill allocated to assets held for sale was approximately $1.6 billion, and the amount of goodwill allocated to the remainder of the retail reporting unit, which is comprised of Sunoco LP’s ethanol plant, credit card processing services and franchise royalties, was approximately $188 million.
Once the retail reporting unit’s goodwill was allocated between assets held for sale and continuing operations, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the $188 million goodwill balance that remained in the retail reporting unit. The result of the impairment test of the goodwill included within the assets held for sale was an impairment charge of $320 million. The key assumption in the impairment test for the $1.6 billion goodwill balance classified as held for sale was the fair value of the disposal group, which was based on the assumed proceeds from the sale of those assets. The announced purchase and sale agreement includes the majority of the retail sites that have been classified as held for sale; thus, a key assumption in the goodwill impairment test was the assumed sales proceeds (less the related costs to sell) for the remainder of the sites, which represent approximately 15% of the total number of sites. Management is currently marketing the remaining sites for sale and utilized information from that sales process to develop the assumed sales proceeds for those sites. While management believes that the assumed sales proceeds for these remaining held-for-sale sites are reasonable and likely to be obtained in a sale of those sites, an agreement has not been negotiated and therefore the ultimate outcome could be different than the assumption used in the impairment test. Subsequent to the impairment of goodwill included within the assets held for sale, no further impairments of any other assets held for sale were deemed necessary as the remaining carrying value of the disposal group approximated the assumed proceeds from the sale of those assets less the cost to sell.
For goodwill included in the Aloha and Wholesale reporting units, which goodwill balances total $112 million and $732 million, respectively, and which were not classified as held for sale, no impairments were deemed necessary during the three months ended June 30, 2017. Management does not believe that the goodwill associated with either of these reporting units or the remaining goodwill of $188 million within the retail reporting unit is at significant risk of impairment, and the goodwill will continue to be subjected to annual goodwill impairment testing on October 1.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2014 Revolver of $825 million and $1.2 billion under our Term Loan as of June 30, 2017. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2017, would be to change interest expense by approximately $21 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2017 or 2016.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $15 million at June 30, 2017.

Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2017, Sunoco LLC held approximately $306 million of such inventory. While in storage, volatility and declines in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2016 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 463 positions, representing 19 million gallons with aggregate unrealized losses of $4 million outstanding at June 30, 2017.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.
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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 9, 2017	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Leta McKinley
Leta McKinley
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc.,, and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated as of April 6, 2017 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed by registrant on April 6, 2017)

10.1
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, dated as of April 6, 2017 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by registrant on April 6, 2017)

10.2	Retention Agreement dated June 9, 2017 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by registrant on June 9, 2017)

10.3	Form of Owens Separation Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by registrant on June 23, 2017)

10.4	Form of Owens Consulting Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by registrant on June 23, 2017)

10.5	Form of Archer Separation Agreement (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by registrant on June 23, 2017)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1 *	Information Related to ETC M-A Acquisition LLC

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation

101.DEF *	XBRL Taxonomy Extension Definition

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation

* -	Filed herewith.

** -	Furnished herewith