Form 10-Q
period 2017-09-30
Sunoco LP
filed 2017-11-07
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The registrant had 99,482,640 common units representing limited partner interests, 16,410,780 Class C units representing limited partner interests and 12,000,000 Series A Preferred Units representing limited partner interests outstanding at November 3, 2017.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2017	December 31, 2016
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$86	$99
Accounts receivable, net	451	539
Receivables from affiliates	140	3
Inventories, net	359	385
Other current assets	79	72
Assets held for sale	4,147	291
Total current assets	5,262	1,389
Property and equipment, net	1,191	1,188
Other assets:
Goodwill	1,031	1,050
Intangible assets, net	777	752
Other noncurrent assets	46	64
Assets held for sale	—	4,258
Total assets	$8,307	$8,701
Liabilities and equity
Current liabilities:
Accounts payable	$583	$616
Accounts payable to affiliates	195	109
Advances from affiliates	85	87
Accrued expenses and other current liabilities	359	372
Current maturities of long-term debt	6	5
Liabilities associated with assets held for sale	81	—
Total current liabilities	1,309	1,189
Revolving line of credit	644	1,000
Long-term debt, net	3,538	3,509
Deferred tax liability	582	643
Other noncurrent liabilities	99	96
Liabilities associated with assets held for sale	—	68
Total liabilities	6,172	6,505
Commitments and contingencies (Note 13)
Equity:
Limited partners:
Series A Preferred unitholder - affiliated (12,000,000 units issued and outstanding as of September 30, 2017 and no units issued and outstanding as of December 31, 2016)	300	—
Common unitholders - public (53,724,405 units issued and outstanding as of September 30, 2017 and 52,430,220 units issued and outstanding as of December 31, 2016)	1,323	1,467
Common unitholders - affiliated (45,750,826 units issued and outstanding as of September 30, 2017 and December 31, 2016)	512	729
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of September 30, 2017 and December 31, 2016)	—	—
Total equity	2,135	2,196
Total liabilities and equity	$8,307	$8,701

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except unit and per unit amounts)
Revenues:
Retail motor fuel	$40	$36	$117	$102
Wholesale motor fuel sales to third parties	2,419	2,027	6,944	5,545
Wholesale motor fuel sales to affiliates	16	28	44	45
Merchandise	19	17	53	50
Rental income	22	23	66	66
Other	39	36	106	110
Total revenues	2,555	2,167	7,330	5,918
Cost of sales:
Retail motor fuel cost of sales	35	30	101	88
Wholesale motor fuel cost of sales	2,254	1,924	6,582	5,154
Merchandise cost of sales	14	13	38	36
Other	1	8	9	12
Total cost of sales	2,304	1,975	6,730	5,290
Gross profit	251	192	600	628
Operating expenses:
General and administrative	30	45	102	128
Other operating	49	50	144	135
Rent	13	12	38	36
Gain on disposal of assets	(4)	—	—	(1)
Depreciation, amortization and accretion	24	31	87	85
Total operating expenses	112	138	371	383
Operating income	139	54	229	245
Interest expense, net	51	47	162	111
Income from continuing operations before income taxes	88	7	67	134
Income tax benefit	(44)	(26)	(114)	(21)
Income from continuing operations	132	33	181	155
Income (loss) from discontinued operations, net of income taxes	6	12	(264)	24
Net income (loss) and comprehensive income (loss)	$138	$45	$(83)	$179
Net income (loss) per limited partner unit - basic:
Continuing operations - common units	$1.03	$0.11	$0.98	$0.98
Discontinued operations - common units	0.06	0.13	(2.66)	0.26
Net income (loss) - common units	$1.09	$0.24	$(1.68)	$1.24
Net income (loss) per limited partner unit - diluted:
Continuing operations - common units	$1.02	$0.11	$0.98	$0.98
Discontinued operations - common units	0.06	0.13	(2.66)	0.26
Net income (loss) - common units	$1.08	$0.24	$(1.68)	$1.24
Weighted average limited partner units outstanding:
Common units - public (basic)	53,718,817	49,588,960	53,434,216	49,588,960
Common units - public (diluted)	54,366,190	49,663,618	53,830,800	49,663,618
Common units - affiliated (basic and diluted)	45,750,826	45,750,826	45,750,826	43,131,603

Cash distribution per unit	$0.8255	$0.8255	$2.4765	$2.4683

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in millions)

	Preferred Units-Affiliated	Common Units-Public	Common Units-Affiliated	Total Equity
Balance at December 31, 2016	$—	$1,467	$729	$2,196
Equity issued under ATM, net	—	33	—	33
Equity issued to ETE	300	—	—	300
Cash distribution to unitholders	—	(134)	(178)	(312)
Distribution to preferred units	(15)	—	—	(15)
Unit-based compensation	—	10	8	18
Other	—	—	(2)	(2)
Partnership net income (loss)	15	(53)	(45)	(83)
Balance at September 30, 2017	$300	$1,323	$512	$2,135

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(83)	$179
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	264	(24)
Depreciation, amortization and accretion	87	85
Amortization of deferred financing fees	12	8
Loss (gain) on disposal of assets	—	(1)
Non-cash unit based compensation expense	18	9
Deferred income tax	(115)	15
Inventory valuation adjustment	(9)	(60)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	89	(63)
Receivable from affiliates	(137)	13
Inventories	35	58
Other assets	9	(65)
Accounts payable	(64)	(8)
Accounts payable to affiliates	86	17
Accrued liabilities and other current liabilities	(28)	5
Other noncurrent liabilities	58	4
Net cash provided by continuing operating activities	222	172
Cash flows from investing activities:
Capital expenditures	(51)	(44)
Purchase of intangible assets	(29)	(39)
Proceeds from disposal of property and equipment	5	6
Acquisition of Emerge fuels business, net of cash acquired	—	(171)
Net cash used in investing activities	(75)	(248)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,835
Payments on long-term debt	(4)	(799)
Revolver borrowings	1,894	2,200
Revolver repayments	(2,250)	(1,692)
Loan origination costs	—	(30)
Advances from affiliates	22	231
Equity issued to ETE, net of issuance costs	300	61
Proceeds from issuance of common units, net of offering costs	33	—
Distributions to ETP	—	(50)
Other cash from financing activities, net	(2)	4
Distributions to unitholders	(312)	(286)
Net cash provided by (used in) financing activities	(319)	2,474
Cash flows from discontinued operations:
Operating activities	245	168
Investing activities	(82)	(2,559)
Changes in cash included in current assets held for sale	(4)	12
Net increase (decrease) in cash and cash equivalents of discontinued operations	159	(2,379)
Net increase (decrease) in cash	(13)	19
Cash and cash equivalents at beginning of period	99	48
Cash and cash equivalents at end of period	$86	$67
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Principles of Consolidation
The Partnership was formed in June 2012, and completed its initial public offering (“IPO”) in September 2012.
Effective October 27, 2014, the Partnership changed its name from Susser Petroleum Partners LP (NYSE: SUSP) to Sunoco LP (“SUN,” NYSE: SUN). As used in this document, the terms “Partnership,” “SUN,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
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
We operate our business as two segments, which are primarily engaged in wholesale fuel distribution and retail fuel and merchandise sales, respectively. On April 6, 2017, certain subsidiaries of the Partnership (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel,” and, together with 7-Eleven, referred to herein collectively as “Buyers”). With the assistance of a third-party brokerage firm, we previously initiated marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the 7-Eleven Purchase Agreement. We are currently in exclusive negotiations with a potential purchaser and, subject to completion of successful negotiations, anticipate announcing the transaction in the fourth quarter 2017 and closing the transaction in the first quarter of 2018. On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The results of these operations (collectively, the “Retail Divestment”) have been reported as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 for more information related to the Purchase Agreement, the marketing efforts and the discontinued operations. All other footnotes present results of the continuing operations.
Our primary operations are conducted by the following consolidated subsidiaries:
Wholesale Subsidiaries

•
Susser Petroleum Operating Company LLC (“SPOC”), a Delaware limited liability company, distributes motor fuel, propane and lubricating oils to Stripes’ retail locations, consignment locations, and third party customers in Texas, New Mexico, Oklahoma, Louisiana and Kansas. SPOC was merged with and into Sunoco, LLC on October 1, 2017.

•
Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in more than 26 states throughout the East Coast, Midwest and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, TX metroplex.

•
Southside Oil, LLC (“Southside”), a Virginia limited liability company, distributes motor fuel, primarily in Georgia, Maryland, New York, Tennessee, and Virginia. Southside was merged with and into Sunoco, LLC on October 1, 2017.

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
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. Other than the reclassification of certain balances to assets and liabilities held for sale and certain revenues and expenses to discontinued operations, as discussed in Note 4, these reclassifications had no material impact on gross margin, income from operations, net income and comprehensive income, the balance sheets or statements of cash flows.

2.	Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017 and on our Form 8-K filed with the SEC on October 2, 2017.
Significant Accounting Policies
As of September 30, 2017, there were no changes in significant accounting policies from those described in the December 31, 2016 audited consolidated financial statements.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including consignment arrangements, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $29 million and $31 million for the three months ended September 30, 2017 and 2016, respectively, and $87 million and $90 million for the nine months ended September 30, 2017 and 2016, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Recently Issued Accounting Pronouncements
FASB ASU No. 2014-09. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method). The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and anticipates applying the cumulative catch-up transition method.
We have substantially completed a detailed review of revenue contracts representative of our business segments and their revenue streams; however, we continue to evaluate contract modifications and new contracts that have been or will be entered prior to the adoption date. As a result of the evaluation performed to date, we have determined that the timing and/or amount of revenue that we recognize on certain contracts will be impacted by the adoption of the new standard; however, we are quantifying these impacts and cannot currently conclude whether or not they would be material to our financial statements. In addition, we are in the process of designing and implementing appropriate changes to our business processes, systems and internal controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”, which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. This Topic requires Balance Sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP, excluding short-term leases of 12 months or less. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated balance sheets and related disclosures. The Partnership expects to adopt ASU 2016-002 in the first quarter of 2019.
We are in the process of evaluating our lease contracts to determine the potential impact of adopting the new standard. At this point in our evaluation process, we have determined that the timing and/or amount of leased assets and respective liabilities that we recognize on certain contracts will be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot currently conclude whether or not they would be material to our financial statements. In addition, we are in the process of designing and implementing appropriate changes to our business processes, systems and internal controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
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
FASB ASU No. 2016-16. In October 2016, the FASB issued ASU No. 2016-16 “Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Partnership is currently evaluating the impact that adoption of this standard will have on the consolidated financial statements and related disclosures.

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
Management, with the assistance of a third party valuation firm, has determined the fair value of assets and liabilities at the date of the Fuels Business acquisition. We determined the value of goodwill by giving consideration to the following qualitative factors:

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

The following table summarizes the final recording of assets and liabilities at their respective carrying values as of the date presented (in millions):

August 31, 2016
Current assets	$27
Property and equipment	51
Goodwill	53
Intangible assets	56
Current liabilities	(16)
Net assets	171
Cash acquired	—
Total cash consideration, net of cash acquired	$171
Goodwill acquired in connection with the Emerge acquisition is deductible for tax purposes.
Other Acquisitions
On October 12, 2016, we completed the acquisition of convenience store, wholesale motor fuel distribution, and commercial fuels distribution businesses serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $55 million. This acquisition included six company-owned and operated locations, six company-owned and dealer operated locations, wholesale fuel supply contracts for a network of independent dealer-owned and dealer-operated locations, and a commercial fuels business in the Eastern Texas and Louisiana markets. As part of the acquisition, we acquired 13 fee properties, which included the six company operated locations, six dealer operated locations, and a bulk plant and an office facility. This transaction was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the preliminary estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, has determined the fair value of the assets at the date of acquisition which has increased goodwill by $18 million.
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
Pursuant to the Purchase Agreement described in Note 1, Sellers have agreed to sell a portfolio of approximately 1,112 company-operated retail outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company (the “Business”), for an aggregate purchase price of $3.3 billion, payable in cash, plus the value of inventory at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”) and the assumption of certain liabilities related to the Business by Buyers. The purchase price is subject to certain adjustments, including (i) those relating to specified items that arise during post-signing due diligence and inspections and (ii) individual properties not ultimately being acquired by Buyers due to the failure to obtain necessary third party consents or waivers or because either Buyers or Sellers exercise their respective rights, under certain circumstances, to cause a specific property to be excluded from the transaction. In addition, both the Partnership and Sunoco LLC have guaranteed Sellers’ obligations under the Purchase Agreement and related ancillary agreements pursuant to a guarantee agreement (the “Guarantee Agreement”) entered into in connection with the Purchase Agreement. In connection with the Closing, Sellers and Buyers and their respective affiliates will enter into a number of ancillary agreements, including a 15-year “take-or-pay” fuel supply agreement.
The Closing is expected to occur within the fourth quarter of 2017 or early portion of the first quarter of 2018, subject to the satisfaction or waiver of customary closing conditions for a transaction of this type, including the receipt of any approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. As a result of the Purchase Agreement and subsequent to closing, previously eliminated wholesale motor fuel sales to the Partnership's retail locations will be reported as wholesale motor fuel sales to third parties. Also, the related accounts receivable from such sales will cease to be eliminated from the consolidated balance sheets and will be reported as accounts receivable.
With the assistance of a third-party brokerage firm, we previously initiated marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the 7-Eleven Purchase Agreement. We are currently in exclusive negotiations with a potential purchaser and, subject to completion of successful negotiations, anticipate announcing the transaction in the fourth quarter 2017 and closing the transaction in the first quarter of 2018.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 27 have been sold and an additional 14 are under contract to be sold. 31 are being sold to 7-Eleven and 10 are being sold in another transaction. The remaining 15 continue to be marketed by the third-party brokerage firm.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the Consolidated Balance Sheets:

	September 30, 2017	December 31, 2016
	(in millions)
Carrying amount of assets held for sale:
Cash	$24	$20
Inventories	183	188
Other current assets	91	83
Property and equipment, net	2,132	2,185
Goodwill	1,216	1,568
Intangible assets, net	499	503
Other noncurrent assets	2	2
Total assets held for sale	$4,147	$4,549

Carrying amount of liabilities associated with assets held for sale:
Other current and noncurrent liabilities	$81	$68
Total liabilities associated with assets held for sale	$81	$68
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
Once the retail reporting unit’s goodwill was allocated between assets held for sale and continuing operations, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the $188 million goodwill balance that remained in the retail reporting unit. The result of the impairment tests of the goodwill included within the assets held for sale initially indicated an impairment charge totaling $320 million, which was recognized during the three months ended June 30, 2017. Subsequent to June 30, 2017, management continued to evaluate the goodwill for impairment based on additional information on the fair value of the reporting unit, which resulted in an additional impairment of $44 million during the three months ended September 30, 2017. The key assumption in the impairment test for the goodwill balance classified as held for sale was the fair value of the disposal group, which was based on the assumed proceeds from the sale of those assets. The announced purchase and sale agreement includes the majority of the retail sites that have been classified as held for sale; thus, a key assumption in the goodwill impairment test was the assumed sales proceeds (less the related costs to sell) for the remainder of the sites, which represent approximately 15% of the total number of sites. Management is currently marketing the remaining sites for sale and utilized information from that sales process to develop the assumed sales proceeds for those sites. While management believes that the assumed sales proceeds for these remaining held-for-sale sites are reasonable and likely to be obtained in a sale of those sites, an agreement has not been negotiated and therefore the ultimate outcome could be different than the assumption used in the impairment test. Subsequent to the impairment of goodwill included within the assets held for sale, no further impairments of any other assets held for sale were deemed necessary as the remaining carrying value of the disposal group approximated the assumed proceeds from the sale of those assets less the cost to sell.
The Partnership recorded transaction costs of $12 million and unit-based compensation of $6 million during the three months ended September 30, 2017, as a result of the 7-Eleven Transaction.
The Partnership recorded a $4 million impairment charge to property and equipment during the three months ended September 30, 2017, as a result of the effects of Hurricane Harvey on the Partnership's retail operations within discontinued operations.
The results of operations associated with discontinued operations are presented in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues:
Motor fuel sales	$1,694	$1,364	$4,810	$3,774
Merchandise	599	588	1,712	1,656
Rental income	1	1	3	2
Other	18	17	55	42
Total revenues	2,312	1,970	6,580	5,474
Cost of sales:
Motor fuel cost of sales	1,519	1,184	4,312	3,321
Merchandise cost of sales	406	401	1,163	1,124
Other	2	—	3	—
Total cost of sales	1,927	1,585	5,478	4,445
Gross profit	385	385	1,102	1,029
Operating expenses:
General and administrative	57	37	122	74
Other operating	216	226	662	658
Rent	20	24	65	69
Loss on disposal of assets and impairment charge	38	1	367	4
Depreciation, amortization and accretion expense	5	47	68	149
Total operating expenses	336	335	1,284	954
Operating income (loss)	49	50	(182)	75
Interest expense, net	13	7	22	22
Income (loss) from discontinued operations before income taxes	36	43	(204)	53
Income tax expense	30	31	60	29
Net income (loss) from discontinued operations	$6	$12	$(264)	$24

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Accounts receivable, trade	$258	$361
Credit card receivables	133	133
Vendor receivables for rebates, branding, and other	28	21
Other receivables	34	27
Allowance for doubtful accounts	(2)	(3)
Accounts receivable, net	$451	$539

6.	Inventories, net
Inventories, net, consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Fuel-retail	$2	$1
Fuel-wholesale	336	364
Fuel-consignment	6	5
Merchandise	3	4
Other	12	11
Inventories, net	$359	$385

7.	Property and Equipment, net
Property and equipment, net, consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Land	$544	$501
Buildings and leasehold improvements	417	413
Equipment	450	427
Construction in progress	120	127
Total property and equipment	1,531	1,468
Less: accumulated depreciation	340	280
Property and equipment, net	$1,191	$1,188

8.	Goodwill and Intangible Assets, net
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. At September 30, 2017 and December 31, 2016 we had $1.0 billion and $1.1 billion of goodwill recorded in conjunction with past business combinations, respectively.
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
Other Intangible Assets
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$286	$—	$286
Contractual rights	43	—	43	43	—	43
Finite-lived
Customer relations including supply agreements	664	234	430	611	198	413
Favorable leasehold arrangements, net	4	3	1	4	3	1
Loan origination costs	10	6	4	10	4	6
Other intangibles	7	3	4	3	—	3
Intangible assets, net	$1,023	$246	$777	$957	$205	$752
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

9.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Wage and other employee-related accrued expenses	$42	$42
Franchise agreement termination accrual	2	2
Accrued tax expense	154	154
Accrued insurance	14	23
Reserve for environmental remediation, current	6	5
Accrued interest expense	58	39
Deposits and other	83	107
Total	$359	$372

10.	Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Term Loan	$1,243	$1,243
Sale leaseback financing obligation	114	117
2014 Revolver	644	1,000
6.375% Senior Notes Due 2023	800	800
5.500% Senior Notes Due 2020	600	600
6.250% Senior Notes Due 2021	800	800
Other	24	1
Total debt	4,225	4,561
Less: current maturities	6	5
Less: debt issuance costs	37	47
Long-term debt, net of current maturities	$4,182	$4,509
Pursuant to the Terms of the 7-Eleven Purchase Agreement, as a condition precedent to closing the transaction, we have committed to satisfy and discharge the Senior Notes.
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
As of September 30, 2017, the balance on the Term Loan was $1.2 billion. The Partnership was in compliance with all financial covenants at September 30, 2017.
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
On October 10, 2017, pursuant to the terms of the 2020 Indenture, the Partnership and Sunoco Finance Corp. issued a notice of conditional redemption with respect to all $600 million outstanding principal amount of their 2020 Senior Notes. Subject to the condition precedent of the consummation of the Purchase Agreement, the Partnership will redeem the 2020 Senior Notes at a price of 102.750% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
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
Consent Solicitations
On October 10, 2017, the Partnership and Sunoco Finance Corp. commenced consent solicitations (the “Consent Solicitations”) seeking consents from holders of their outstanding $800 million aggregate principal amount of 6.250% Senior Notes due 2021 (the “2021 Notes”) and $800 million aggregate principal amount of 6.375% Senior Notes due 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”) to amend the respective indentures governing the Notes to, among other things, permit the consummation of the Retail Divestment. On October 18, 2017 the Partnership terminated the Consent Solicitations. Pursuant to its obligations under the 7-Eleven Purchase Agreement, the Partnership will satisfy and discharge the Indentures governing the 2021 and 2023 Senior Notes at their respective make-whole premiums, plus accrued and unpaid interest to the redemption date.

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
As of September 30, 2017, the balance on the 2014 Revolver was $644 million, and $9 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at September 30, 2017 was $847 million. The Partnership was in compliance with all financial covenants at September 30, 2017.
On October 16, 2017, the Partnership entered into the Fifth Amendment to the Credit Agreement with the lenders party thereto and Bank of America, N.A., in its capacity as a letter of credit issuer, as swing line lender, and as administrative agent (the "Fifth Amendment"). The Fifth Amendment amended the agreement to (i) permit the dispositions contemplated by the Retail Divestment, (ii) extend the interest coverage ratio covenant of 2.25x through maturity, (iii) modify the definition of consolidated EBITDA to include projected margins from the minimum gallons to be purchased under any fuel supply contract entered into in connection with the 7-Eleven transaction, and (iv) modify the leverage ratio covenants. In the event no disposition has been consummated, the Partnership must maintain a leverage ratio of not more than (i) as of the last day of each fiscal quarter through September 30, 2017, 6.75 to 1.0, (ii) as of December 31, 2017, 6.75 to 1.0, (iii) as of March 31, 2018, 6.50 to 1.0, (iv) as of June 30, 2018, 6.25 to 1.0, (v) as of September 30, 2018, 6.00 to 1.0, (vi) as of December 31, 2018, 5.75 to 1.0 and (vii) thereafter, 5.50 to 1.0.  In the event either the disposition of the 7-Eleven Assets or the disposition of the West Texas Assets (but not both of them) has been consummated, the Partnership must maintain a leverage ratio of not more than (i) as of the last day of each fiscal quarter through September 30, 2017, 6.75 to 1.0, (ii) as of December 31, 2017, 6.00 to 1.0, (iii) as of March 31, 2018, 5.75 to 1.0, (iv) as of June 30, 2018, 5.50 to 1.0, (v) as of September 30, 2018, 5.50 to 1.0, (vi) as of December 31, 2018, 5.50 to 1.0 and (vii) thereafter, 5.50 to 1.0.  In the event both the dispositions of the 7-Eleven Assets and the disposition of the West Texas Assets have been consummated, the Partnership must maintain a leverage ratio of not more than (i) as of the last day of each fiscal quarter through September 30, 2017, 6.75 to 1.0, (ii) as of December 31, 2017, 5.75 to 1.0, (iii) as of March 31, 2018, 5.75 to 1.0, (iv) as of June 30, 2018, 5.50 to 1.0, (v) as of September 30, 2018, 5.50 to 1.0, (vi) as of December 31, 2018, 5.50 to 1.0 and (vii) thereafter, 5.50 to 1.0.  Notwithstanding the foregoing, if a specified acquisition period is in effect at any time that the maximum leverage ratio would otherwise be 5.50 to 1.0, such maximum leverage ratio shall be 6.00 to 1.0.

Sale Leaseback Financing Obligation
On April 4, 2013, Southside completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As Southside did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of September 30, 2017 was $114 million.
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
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of September 30, 2017, is estimated to be approximately $4.3 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

11.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Accrued straight-line rent	$5	$5
Reserve for underground storage tank removal	16	14
Reserve for environmental remediation, long-term	26	35
Unfavorable lease liability	10	12
Others	42	30
Total	$99	$96

12.	Related-Party Transactions
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

We are party to the Susser Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel at cost (including tax and transportation costs), plus a fixed profit margin per gallon to Susser’s existing Stripes convenience stores and independently operated consignment locations. This profit margin is eliminated through consolidation from the date of common control, September 1, 2014, and thereafter, in the accompanying Consolidated Statements of Operations and Comprehensive Income.

We are party to the Sunoco Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel to Sunoco Retail’s convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin per gallon. This profit margin is eliminated through consolidation from the date of common control, September 1, 2014, and thereafter, in the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
Summary of Transactions
Significant affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income is as follows:

•
Net advances from affiliates were $85 million and $87 million as of September 30, 2017 and December 31, 2016, respectively. Advances to and from affiliates are primarily related to the cash management services that affiliates of ETP provided to Sunoco LLC and Sunoco Retail.

•	Net accounts receivable from affiliates were $140 million and $3 million as of September 30, 2017 and December 31, 2016, respectively, which are primarily related to motor fuel purchases from us.

•
Net accounts payable to affiliates was $195 million and $109 million as of September 30, 2017 and December 31, 2016, respectively, which are related to operational expenses and fuel pipeline purchases.

•	Wholesale motor fuel sales to affiliates of $16 million and $28 million for the three months ended September 30, 2017 and 2016, respectively.

•	Wholesale motor fuel sales to affiliates of $44 million and $45 million for the nine months ended September 30, 2017 and 2016, respectively.

•
Bulk fuel purchases from affiliates of $601 million and $494 million for the three months ended September 30, 2017 and 2016, respectively, which is included in wholesale motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income.

•
Bulk fuel purchases from affiliates of $1.7 billion and $1.4 billion for the nine months ended September 30, 2017 and 2016, respectively, which is included in wholesale motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income.

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

Net rent expense consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Cash rent:
Store base rent (1)	$9	$9	$27	$25
Equipment and other rent (2)	4	3	10	10
Total cash rent	13	12	37	35
Non-cash rent:
Straight-line rent	—	—	1	1
Net rent expense	$13	$12	$38	$36
________________________________

(1)
Store base rent includes the Partnership's rent expense for sites subleased to dealers. The sublease income from these sites is recorded in rental income on the statement of operations and totaled $6 million and $6 million for the three months ended September 30, 2017 and 2016, respectively, and $19 million and $18 million for the nine months ended September 30, 2017 and 2016, respectively.

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

14.	Interest Expense, net
Components of net interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest expense	$47	$46	$150	$110
Amortization of deferred financing fees	4	4	12	8
Interest income	—	(3)	—	(7)
Interest expense, net	$51	$47	$162	$111

15.	Income Tax Expense
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate to net income tax expense is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in million)
Tax at statutory federal rate	$31	$3	$23	$47
Partnership earnings not subject to tax	(74)	(21)	(130)	(81)
State and local tax, net of federal benefit	(3)	(1)	(7)	(2)
Statutory tax rate changes	—	(1)	—	11
Other	2	(6)	—	4
Net income tax expense (benefit)	$(44)	$(26)	$(114)	$(21)

16.	Partners' Capital
As of September 30, 2017, Energy Transfer Equity, L.P. (“ETE”) and ETP or their subsidiaries owned all of our 12,000,000 Series A Preferred Units and 45,750,826 common units, which constitutes 46% of our outstanding common units. As of September 30, 2017, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 53,724,405 common units.
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
Distributions on Preferred Units are cumulative beginning March 30, 2017, and payable quarterly in arrears, within 60 days, after the end of each quarter, commencing with the quarter ended June 30, 2017. The distribution payable as of September 30, 2017 was $7 million.
The Offering closed on March 30, 2017, and the Partnership received proceeds from the Offering of $300 million, which it used to repay indebtedness under its revolving credit facility.
Common Units
On October 4, 2016, the Partnership entered into an equity distribution agreement for an at-the-market ("ATM") offering with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Managers”). Pursuant to the terms of the equity distribution agreement, the Partnership may sell from time to time through the Managers the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $400 million. The Partnership issued 1,268,750 common units from January 1, 2017 through September 30, 2017 in connection with the ATM for $33 million, net of commissions of $0.3 million. As of September 30, 2017, $295 million of our common units remained available to be issued under the equity distribution agreement.
Activity of our common units for the nine months ended September 30, 2017 is as follows:

Number of Units
Number of common units at December 31, 2016	98,181,046
Common units issued in connection with the ATM	1,268,750
Phantom unit vesting	25,435
Number of common units at September 30, 2017	99,475,231
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

The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Attributable to Common Units
Distributions (a)	$82	$79	$246	$236
Distributions in excess of net income	25	(55)	(413)	(120)
Limited partners' interest in net income (loss)	$107	$24	$(167)	$116

(a) Distributions declared per unit to unitholders as of record date	$0.8255	$0.8255	$2.4765	$2.4683
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
Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the nine months ended September 30, 2017, Class C distributions declared totaled $43 million.
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
Cash distributions paid or payable during 2017 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
November 14, 2017	$0.8255	$82	$22
August 15, 2017	$0.8255	$82	$21
May 16, 2017	$0.8255	$82	$21
February 21, 2017	$0.8255	$81	$21

Series A Preferred Unit Holder
Payment Date	Total Cash Distribution
(in millions)
November 14, 2017	$7
August 15, 2017	$8

17.	Unit-Based Compensation
Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Phantom common units	$9	$3	$18	$8
Allocated expense from Parent	—	—	—	1
Total unit-based compensation expense	$9	$3	$18	$9

Phantom Common Unit Awards
The Partnership issues phantom units which have the right to receive distributions prior to vesting. The units vest 60% after three years and 40% after five years. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unrecognized compensation cost related to our nonvested restricted phantom units totaled $27 million as of September 30, 2017, which is expected to be recognized over a weighted average period of 3.67 years. The fair value of nonvested phantom units outstanding as of September 30, 2017 totaled $64 million.
A summary of our phantom unit award activity is as follows:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	1,147,048	$41.19
Granted	966,337	26.95
Vested	(1,240)	36.98
Forfeited	(98,511)	39.77
Outstanding at December 31, 2016	2,013,634	34.43
Granted	20,112	26.27
Vested	(37,066)	42.18
Forfeited	(122,826)	34.64
Outstanding at September 30, 2017	1,873,854	$34.14

Cash Awards
In January 2015, the Partnership granted 30,710 awards that are settled in cash under the terms of the Sunoco LP Long-Term Cash Restricted Unit Plan. An additional 1,000 awards were granted in September 2015. During the nine months ended September 30, 2017, 3,400 units were forfeited. These awards do not have the right to receive distributions prior to vesting. The awards vest 100% after three years. Unrecognized compensation cost related to our nonvested cash awards totaled $0.1 million as of September 30, 2017, which is expected to be recognized during 2017. The fair value of nonvested cash awards outstanding as of September 30, 2017 totaled $1 million.

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

The following tables present financial information by segment for the three and nine months ended September 30, 2017 and 2016 (operating performance related to the retail assets held for sale are included in discontinued operations in segment financial information):

	For the Three Months Ended September 30,
	2017				2016
	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$40		$40	$—	$36		$36
Wholesale motor fuel sales to third parties	2,419	—		2,419	2,027	—		2,027
Wholesale motor fuel sales to affiliates	16	—		16	28	—		28
Merchandise	—	19		19	—	17		17
Rental income	19	3		22	19	4		23
Other	13	26		39	13	23		36
Intersegment sales	121	35	(156)	—	127	38	(165)	—
Total revenue	2,588	123	(156)	2,555	2,214	118	(165)	2,167
Gross profit
Retail motor fuel	—	5		5	—	6		6
Wholesale motor fuel	181	—		181	131	—		131
Merchandise	—	5		5	—	4		4
Rental and other	32	28		60	27	24		51
Total gross profit	213	38		251	158	34		192
Total operating expenses	88	24		112	104	34		138
Operating income	125	14		139	54	—		54
Interest expense, net	34	17		51	13	34		47
Income (loss) from continuing operations before income taxes	91	(3)		88	41	(34)		7
Income tax expense (benefit)	(1)	(43)		(44)	1	(27)		(26)
Income (loss) from continuing operations	92	40		132	40	(7)		33
Income from discontinued operations, net of income taxes (See Note 4)	—	6		6	—	12		12
Net income and comprehensive income	$92	$46		$138	$40	$5		$45
Depreciation, amortization and accretion (1)	23	6		29	22	56		78
Interest expense, net (1)	34	30		64	13	41		54
Income tax expense (benefit) (1)	(1)	(13)		(14)	1	4		5
EBITDA	148	69		217	76	106		182
Non-cash compensation expense (1)	—	9		9	2	1		3
Loss (gain) on disposal of assets and impairment charges (1)	(4)	38		34	(1)	1		—
Unrealized loss (gain) on commodity derivatives (1)	(6)	—		(6)	6	—		6
Inventory adjustments (1)	(51)	(4)		(55)	(2)	—		(2)
Adjusted EBITDA	$87	$112		$199	$81	$108		$189
Capital expenditures (1)	$24	$17		$41	$35	$76		$111
Total assets as of September 30, 2017 and December 31, 2016, respectively	$3,080	$5,227		$8,307	$3,201	$5,500		$8,701
________________________________

(1)	Includes amounts from discontinued operations.

	For the Nine Months Ended September 30,
	2017				2016
	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$117		$117	$—	$102		$102
Wholesale motor fuel sales to third parties	6,944	—		6,944	5,545	—		5,545
Wholesale motor fuel sales to affiliates	44	—		44	45	—		45
Merchandise	—	53		53	—	50		50
Rental income	58	8		66	57	9		66
Other	37	69		106	30	80		110
Intersegment sales	340	94	(434)	—	258	99	(357)	—
Total revenue	7,423	341	(434)	7,330	5,935	340	(357)	5,918
Gross profit
Retail motor fuel	—	16		16	—	14		14
Wholesale motor fuel	406	—		406	436	—		436
Merchandise	—	15		15	—	14		14
Rental and other	87	76		163	78	86		164
Total gross profit	493	107		600	514	114		628
Total operating expenses	291	80		371	283	100		383
Operating income	202	27		229	231	14		245
Interest expense, net	68	94		162	41	70		111
Income (loss) from continuing operations before income taxes	134	(67)		67	190	(56)		134
Income tax expense (benefit)	(1)	(113)		(114)	1	(22)		(21)
Income (loss) from continuing operations	135	46		181	189	(34)		155
Income (loss) from discontinued operations, net of income taxes (See Note 4)	—	(264)		(264)	—	24		24
Net income (loss) and comprehensive income (loss)	$135	$(218)		$(83)	$189	$(10)		$179
Depreciation, amortization and accretion (1)	81	74		155	60	174		234
Interest expense, net (1)	68	116		184	41	92		133
Income tax expense (benefit) (1)	(1)	(53)		(54)	1	7		8
EBITDA	283	(81)		202	291	263		554
Non-cash compensation expense (1)	1	17		18	4	5		9
Loss (gain) on disposal of assets and impairment charges (1)	—	367		367	(1)	4		3
Unrealized loss (gain) on commodity derivatives (1)	(5)	—		(5)	9	—		9
Inventory fair value adjustments (1)	(8)	—		(8)	(61)	(3)		(64)
Adjusted EBITDA	$271	$303		$574	$242	$269		$511
Capital expenditures (1)	$50	$89		$139	$79	$212		$291
Total assets as of September 30, 2017 and December 31, 2016, respectively	$3,080	$5,227		$8,307	$3,201	$5,500		$8,701
________________________________

(1)	Includes amounts from discontinued operations.

19.	Net Income per Unit
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
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except units and per unit amounts)
Income from continuing operations	$132	$33	$181	$155
Less:
Distributions on Series A Preferred units	7	—	15	—
Incentive distribution rights	22	20	64	60
Distributions on nonvested phantom unit awards	2	1	5	3
Limited partners' interest in income from continuing operations	$101	$12	$97	$92
Income (loss) from discontinued operations	$6	$12	$(264)	$24
Weighted average limited partner units outstanding:
Common - basic	99,469,643	95,339,786	99,185,042	92,720,563
Common - equivalents	647,373	74,658	396,584	74,658
Common - diluted	100,117,016	95,414,444	99,581,626	92,795,221
Income from continuing operations per limited partner unit:
Common - basic	$1.03	$0.11	$0.98	$0.98
Common - diluted	$1.02	$0.11	$0.98	$0.98
Income (loss) from discontinued operations per limited partner unit:
Common - basic	$0.06	$0.13	$(2.66)	$0.26
Common - diluted	$0.06	$0.13	$(2.66)	$0.26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K and our Form 8-K filed on October 2, 2017, including the audited financial statements for the fiscal year ended December 31, 2016.
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

•	the possibility that we may not be able to complete the sale of the remaining continental U.S. company-operated retail assets in a timely manner , or at all;

•	our ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	business strategy and operations of Energy Transfer Partners, L.P. (“ETP”) and Energy Transfer Equity, L.P. (“ETE”) and ETP’s and ETE’s conflicts of interest with us;

•	changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;

•	our dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and convenience store industry;

•	changing customer preferences for alternate fuel sources or improvement in fuel efficiency;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that we are not fully insured against all risk incidents to our business;

•	dangers inherent in the storage and transportation of motor fuel;

•	our reliance on senior management, supplier trade credit and information technology; and

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
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a growth-oriented Delaware master limited partnership engaged in the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors. Additionally, we are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of 5,278 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest and Southeast regions of the United States including 246 company-operated Sunoco-branded Stripes locations in Texas and Louisiana.
We are managed by our General Partner. As of September 30, 2017, ETE, a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, 2.3% of our outstanding common units, and all of our incentive distribution rights and Series A Preferred Units. ETP, another publicly traded master limited partnership which is also controlled by ETE, owns 43.7% of our outstanding common units as of September 30, 2017. Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.
The Partnership recorded a $4 million impairment charge to property and equipment during the three months ended September 30, 2017, as a result of the effects of Hurricane Harvey on the Partnership's retail operations within discontinued operations. The Partnership expects to receive insurance proceeds in the fourth quarter of 2017.
The Partnership recorded transaction costs of $12 million and unit-based compensation of $6 million during the three months ended September 30, 2017, as a result of the 7-Eleven Transaction.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to:

•	1,346 company-operated convenience stores and fuel outlets;

•	155 independently operated consignment locations where we sell motor fuel to retail customers under consignment arrangements with such operators;

•	5,488 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,255 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail segment operates 1,346 convenience stores and fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services. We sold 656 million and 1.9 billion retail motor fuel gallons at these sites during the three and nine months ended September 30, 2017. We opened 10 new retail sites during the nine months ended September 30, 2017, which is reflected in retail activity for the period.
We operate 747 Stripes convenience stores that carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. Our proprietary, in-house Laredo Taco Company restaurant is implemented in 477 Stripes convenience stores. Additionally, we have 56 national branded restaurant offerings in our Stripes stores.
We operate 440 retail convenience stores and fuel outlets under our proprietary and iconic Sunoco fuel brand, which are primarily located in Pennsylvania, New York, and Florida, including 403 APlus convenience stores.
We operate 159 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuels and other services.
Recent Developments
On October 10, 2017, the Partnership and Sunoco Finance Corp. commenced consent solicitations (the “Consent Solicitations”) seeking consents from holders of their outstanding $800 million aggregate principal amount of 6.250% Senior Notes due 2021 (the “2021 Notes”) and $800 million aggregate principal amount of 6.375% Senior Notes due 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”) to amend the respective indentures governing the Notes to, among other things, permit the consummation of the Retail Divestment. On October 18, 2017 the Partnership terminated the Consent Solicitations. Pursuant to its obligations under the 7-Eleven Purchase Agreement, the Partnership will satisfy and discharge the Indentures governing the 2021 and 2023 Notes upon the closing of the 7-Eleven transaction at their respective make-whole premiums, plus accrued and unpaid interest to the redemption date.
On October 10, 2017, pursuant to the terms of the 2020 Indenture, the Partnership and Sunoco Finance Corp. issued a notice of conditional redemption with respect to all $600 million outstanding principal amount of their 2020 Senior Notes. Subject to the condition precedent of the consummation of the 7-Eleven Transaction, the Partnership will redeem the 2020 Senior Notes at a price of 102.750% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, and satisfy and discharge the obligations under the 2020 Indenture.
On April 6, 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven. Pursuant to the Purchase Agreement, we have agreed to sell a portfolio of approximately 1,112 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, for an aggregate purchase price of $3.3 billion. The closing of the transaction contemplated by the Purchase Agreement is expected to occur within the fourth quarter of 2017 or early portion of the first quarter of 2018, and is subject to the satisfaction or waiver of customary closing conditions for a transaction of this type, including the receipt of any approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
With the assistance of a third-party brokerage firm, we previously initiated marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the 7-Eleven Purchase Agreement. We are currently in exclusive negotiations with a potential purchaser and, subject to completion of successful negotiations, anticipate announcing the transaction in the fourth quarter of 2017 and closing the transaction in the first quarter of 2018. There can be no assurance of our success in selling the remaining company-operated retail assets, nor the price or terms of such sale, and even if a sale is consummated, we may remain contingently responsible for certain risks and obligations related to the divested retail assets.
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
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. As of September 30, 2017, of the 97 properties, 27 have been sold and an additional 14 are under contract to be sold. 31 are being sold to 7-Eleven and 10 are being sold in another transaction. The remaining 15 continue to be marketed by the third-party brokerage firm.
The assets under the Purchase Agreement, the 208 Stripes sites and the real estate assets subject to the portfolio optimization plan comprise the retail divestment presented as discontinued operations (“Retail Divestment”).

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
Key operating metrics set forth below are presented as of and for the three and nine months ended September 30, 2017 and 2016 and have been derived from our historical consolidated financial statements.
The operating results for the discontinued operations are shown in the retail operations segment for the purposes of presenting the key operating metrics.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Three Months Ended September 30,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(dollars and gallons in millions, except motor fuel gross profit per gallon)
Revenues:
Retail motor fuel	$—	$40	$40	$—	$36	$36
Wholesale motor fuel sales to third parties	2,419	—	2,419	2,027	—	2,027
Wholesale motor fuel sale to affiliates	16	—	16	28	—	28
Merchandise	—	19	19	—	17	17
Rental income	19	3	22	19	4	23
Other	13	26	39	13	23	36
Total revenues	$2,467	$88	$2,555	$2,087	$80	$2,167
Gross profit:
Retail motor fuel	$—	$5	$5	$—	$6	$6
Wholesale motor fuel	181	—	181	131	—	131
Merchandise	—	5	5	—	4	4
Rental and other	32	28	60	27	24	51
Total gross profit	$213	$38	$251	$158	$34	$192
Net income (loss) and comprehensive income (loss) from continuing operations	92	40	132	40	(7)	33
Net income (loss) and comprehensive income (loss) from discontinued operations	—	6	6	—	12	12
Net income and comprehensive income	$92	$46	$138	$40	$5	$45
Adjusted EBITDA (2)	$87	$112	$199	$81	$108	$189
Distributable cash flow, as adjusted (2)			$132			$124
Operating Data:
Total motor fuel gallons sold:
Retail (3)		656	656		651	651
Wholesale	1,388		1,388	1,371		1,371
Motor fuel gross profit cents per gallon (1):
Retail (3)		25.3¢	25.3¢		27.5¢	27.5¢
Wholesale	10.0¢		10.0¢	10.0¢		10.0¢
Volume-weighted average for all gallons (3)			14.9¢			15.6¢
Retail merchandise margin (3)		32.1%			31.8%
________________________________

(1)	Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define EBITDA, Adjusted EBITDA, and distributable cash flow as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(in millions)
Net income and comprehensive income	$92	$46	$138	$40	$5	$45
Depreciation, amortization and accretion (1)	23	6	29	22	56	78
Interest expense, net (1)	34	30	64	13	41	54
Income tax expense (benefit) (1)	(1)	(13)	(14)	1	4	5
EBITDA	$148	$69	$217	$76	$106	$182
Non-cash compensation expense (1)	—	9	9	2	1	3
Loss (gain) on disposal of assets and impairment charges (1)	(4)	38	34	(1)	1	—
Unrealized loss (gain) on commodity derivatives (1)	(6)	—	(6)	6	—	6
Inventory adjustments (1)	(51)	(4)	(55)	(2)	—	(2)
Adjusted EBITDA	$87	$112	$199	$81	$108	$189
Cash interest expense (1)			59			51
Current income tax expense (benefit) (1)			5			(15)
Maintenance capital expenditures (1)			10			30
Distributable cash flow			$125			$123
Transaction-related expenses (1)			14			1
Series A Preferred distribution			(7)			—
Distributable cash flow, as adjusted			$132			$124
________________________________

(1)	Includes amounts from discontinued operations.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following discussion of results compares the operations for the three months ended September 30, 2017 and 2016.
Revenue. Total revenue for the third quarter of 2017 was $2.6 billion, an increase of $388 million from the third quarter of 2016. The increase is primarily attributable to the following:

•
an increase in wholesale motor fuel revenue of $380 million due to a 17.0%, or a $0.25, increase in the sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold of approximately 17 million;

•	a net increase in other revenue consisting of merchandise, rental income and retail motor fuel of $8 million.
Gross Profit. Gross profit for the third quarter of 2017 was $251 million, an increase of $59 million from the third quarter of 2016. The increase in gross profit is primarily attributable to the following:

•
an increase in gross profit on wholesale motor fuel of $50 million primarily due to a $49 million favorable change in the inventory adjustment compared to the prior year. Excluding the inventory adjustment change, we had a consistent gross profit per wholesale motor fuel gallon and an increase in wholesale motor fuel gallons sold of approximately 17 million;

•	an increase in other gross profit consisting of rental and other of $9 million.
Total Operating Expenses. Total operating expenses for the third quarter of 2017 were $112 million, a decrease of $26 million from the third quarter of 2016. The decrease in total operating expenses is primarily attributable to the following:

•
a decrease in general and administrative expenses of $15 million primarily due to higher costs in 2016 related to relocation, employee termination, and higher contract labor and professional fees as the Partnership transitioned offices in Philadelphia, Pennsylvania, Houston, Texas, and Corpus Christi, Texas, to Dallas during 2016;

•	a decrease in depreciation, amortization and accretion expense of $7 million primarily due to assets reaching the end of their useful lives and disposals of assets; and

•	a gain on disposal of assets of $4 million.
Interest Expense. Interest expense for the third quarter of 2017 was $51 million, an increase of $4 million from the third quarter of 2016. This increase is primarily attributable to higher interest rates on our borrowings under our revolving credit facility that we entered into on September 25, 2014 (the “2014 Revolver”).
Income Tax Benefit. Income tax benefit for the third quarter of 2017 was $44 million, an increase of $18 million from income tax benefit of $26 million for the third quarter of 2016. This change is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries.
Discontinued Operations. Net income (loss) and comprehensive income (loss) from discontinued operations decreased by $6 million. The Change was primarily attributable to a goodwill impairment of $44 million, which was offset by a decrease of $36 million in total operating expense (excluding impairment charge) and a decrease of $1 million in income tax expenses. See Note 4 of the consolidated financial statements for the results from the discontinued operations.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Nine Months Ended September 30,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(dollars and gallons in millions, except motor fuel gross profit per gallon)
Revenues:
Retail motor fuel	$—	$117	$117	$—	$102	$102
Wholesale motor fuel sales to third parties	6,944	—	6,944	5,545	—	5,545
Wholesale motor fuel sale to affiliates	44	—	44	45	—	45
Merchandise	—	53	53	—	50	50
Rental income	58	8	66	57	9	66
Other	37	69	106	30	80	110
Total revenues	$7,083	$247	$7,330	$5,677	$241	$5,918
Gross profit:
Retail motor fuel	$—	$16	$16	$—	$14	$14
Wholesale motor fuel	406	—	406	436	—	436
Merchandise	—	15	15	—	14	14
Rental and other	87	76	163	78	86	164
Total gross profit	$493	$107	$600	$514	$114	$628
Net income (loss) and comprehensive income (loss) from continuing operations	135	46	181	189	(34)	155
Net income (loss) and comprehensive income (loss) from discontinued operations	—	(264)	(264)	—	24	24
Net income (loss) and comprehensive income (loss)	$135	$(218)	$(83)	$189	$(10)	$179
Adjusted EBITDA (2)	$271	$303	$574	$242	$269	$511
Distributable cash flow, as adjusted (2)			$367			$327
Operating Data:
Total motor fuel gallons sold:
Retail (3)		1,901	1,901		1,891	1,891
Wholesale	4,075		4,075	3,930		3,930
Motor fuel gross profit cents per gallon (1):
Retail (3)		26.0¢	26.0¢		23.5¢	23.5¢
Wholesale	10.2¢		10.2¢	10.0¢		10.0¢
Volume-weighted average for all gallons (3)			15.2¢			14.4¢
Retail merchandise margin (3)		31.9%			32.0%
________________________________

(1)	Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define EBITDA, Adjusted EBITDA, and distributable cash flow as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(in millions)
Net income (loss) and comprehensive income (loss)	$135	$(218)	$(83)	$189	$(10)	$179
Depreciation, amortization and accretion (1)	81	74	155	60	174	234
Interest expense, net (1)	68	116	184	41	92	133
Income tax expense (benefit) (1)	(1)	(53)	(54)	1	7	8
EBITDA	$283	$(81)	$202	$291	$263	$554
Non-cash compensation expense (1)	1	17	18	4	5	9
Loss (gain) on disposal of assets and impairment charges (1)	—	367	367	(1)	4	3
Unrealized loss (gain) on commodity derivatives (1)	(5)	—	(5)	9	—	9
Inventory adjustments (1)	(8)	—	(8)	(61)	(3)	(64)
Adjusted EBITDA	$271	$303	$574	$242	$269	$511
Cash interest expense (1)			172			125
Current income tax expense (benefit) (1)			7			(12)
Maintenance capital expenditures (1)			35			73
Distributable cash flow			$360			$325
Transaction-related expenses (1)			22			2
Series A Preferred distribution			(15)			—
Distributable cash flow, as adjusted			$367			$327
________________________________

(1)	Includes amounts from discontinued operations.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following discussion of results compares the operations for the nine months ended September 30, 2017 and 2016.
Revenue. Total revenue for the nine months ended September 30, 2017 was $7.3 billion, an increase of $1.4 billion from the nine months ended September 30, 2016. The increase is primarily attributable to the following:

•
an increase in wholesale motor fuel revenue of $1.4 billion due to a 20.5%, or a $0.29, increase in the sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold of approximately 145 million.

Gross Profit. Gross profit for the nine months ended September 30, 2017 was $600 million, a decrease of $28 million from the nine months ended September 30, 2016. The decrease in gross profit is primarily attributable to the following:

•
a decrease in the gross profit on wholesale motor fuel of $30 million primarily due to a $53 million unfavorable change in the inventory adjustment compared to the prior year. Excluding the inventory adjustment change, we had a 2.0%, or a $0.002, increase in the gross profit per wholesale motor fuel gallon and an increase in wholesale motor fuel gallons sold of approximately 145 million; offset by

•	a net increase in other gross profit consisting of merchandise, rental and retail motor fuel of $2 million.
Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2017 were $371 million, a decrease of $12 million from the nine months ended September 30, 2016. The decrease in total operating expenses is primarily attributable to the following:

•
a decrease in general and administrative expenses of $26 million primarily due to higher costs in 2016 related to relocation, employee termination, and higher contract labor and professional fees as the Partnership transitioned offices in Philadelphia, Pennsylvania, Houston, Texas, and Corpus Christi, Texas, to Dallas during 2016; offset by

•
an increase in other operating expenses of $9 million primarily attributable to the acquisition of the fuels business from Emerge Energy Services LP in August of 2016 as well as increases of utilities, maintenance expenses, property taxes and credit card processing fees in our retail business;

•	an increase in depreciation, amortization and accretion expense of $2 million due to higher capital expenditures over the past year;

•	an increase in rent expense of $2 million; and

•	an increase in loss on disposal of assets of $1 million.
Interest Expense. Interest expense for the nine months ended September 30, 2017 was $162 million, an increase of $51 million from the nine months ended September 30, 2016. This increase is primarily attributable to the borrowings under our term loan agreement that we entered into on March 31, 2016 (“Term Loan”), the issuance of our $800 million 6.250% senior notes due 2021(the “2021 Senior Notes”) on April 7, 2016, as well as the increase in borrowings under our revolving credit facility that we entered into on September 25, 2014 (the “2014 Revolver”).
Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2017 was $114 million, an increase of $93 million from income tax benefit of $21 million for the nine months ended September 30, 2016. This change is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries.
Discontinued Operations. Net income (loss) and comprehensive income (loss) from discontinued operations decreased by $288 million, which was primarily attributable to goodwill impairments of $364 million recognized during the nine months ended September 30, 2017, an increase of $48 million in general and administrative expense, and an increase of $31 million in income tax expense, which was offset by an increase of $73 million in the gross profit and a decrease of $81 million in depreciation, amortization and accretion expense primarily due to the discontinuance of depreciation and amortization expense on the assets held. See Note 4 of the consolidated financial statements for the results from the discontinued operations.
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
We had $86 million and $99 million of cash and cash equivalents on hand as of September 30, 2017 and December 31, 2016, respectively, all of which were unrestricted. As of September 30, 2017, the balance under the 2014 Revolver was $644 million, and $9 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at September 30, 2017 was $847 million. The Partnership was in compliance with all financial covenants at September 30, 2017.
Cash Flows

	For the Nine Months Ended September 30,
	2017	2016
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$222	$172
Investing activities - continuing operations	(75)	(248)
Financing activities - continuing operations	(319)	2,474
Discontinued operations	159	(2,379)
Net increase (decrease) in cash and cash equivalents	$(13)	$19
Cash Flows Provided by Operating Activities - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $222 million and $172 million for the first nine months of 2017 and 2016, respectively. The first nine months of 2017 were primarily impacted by changes in current assets and liabilities. Cash flows fluctuate with increases or decreases in accounts receivable and accounts payable which are impacted by increasing or decreasing motor fuel prices and costs, as well as organic growth in volumes sold and volume increases due to acquisitions.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $75 million and $248 million for the first nine months of 2017 and 2016, respectively. Capital expenditures were $51 million and $44 million for the first nine months of 2017 and 2016, respectively.
Cash Flows Provided by (Used in) Financing Activities - Continuing Operations. Net cash provided by (used in) financing activities was $(319) million and $2.5 billion for the first nine months of 2017 and 2016, respectively. During the nine months ended September 30, 2017, we:

•	received $300 million proceeds from issuance of Series A Preferred Units;

•	borrowed $1.9 billion and repaid $2.3 billion under our 2014 Revolver to fund daily operations; and

•	paid $312 million in distributions to our unitholders, of which $178 million was paid to ETP and ETE collectively.
We intend to pay cash distributions to the holders of our common units, Class C units representing limited partner interests in the Partnership (“Class C Units”) and Series A Preferred Units (“Series A Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. Series A unitholders receive distributions at a fixed rate equal to $0.625 per quarter for each Series A Unit outstanding. There is no guarantee that we will pay a distribution on our units. On October 26, 2017, we declared a quarterly distribution totaling $82 million, or $0.8255 per common unit based on the results for the three months ended September 30, 2017, excluding distributions to Class C and Series A unitholders. The declared distribution will be paid on November 14, 2017 to unitholders of record on November 7, 2017.

Cash Flows Provided by (Used in) Discontinued Operations.
Cash provided by (used in) discontinued operations was $159 million for the first nine months of 2017 and $(2.4) billion for the first nine months of 2016. Cash provided by discontinued operations for operating activities was $245 million or the first nine months of 2017 and $168 million for the first nine months of 2016. Cash used by discontinued operations for investing activities was $82 million for the first nine months of 2017 and $2.6 billion for the first nine months of 2016, of which $2.3 billion in the first nine months of 2016 were due to acquisitions. Changes in cash included in current assets held for sale was $4 million for the first nine months of 2017 and $12 million for the first nine months of 2016.
Capital Expenditures
Included in our capital expenditures for the continuing and discontinued operations for the first nine months of 2017 was $35 million in maintenance capital and $104 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.
We currently expect to spend approximately $150 million on growth capital and approximately $70 million on maintenance capital for the full year 2017.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of September 30, 2017, we have $644 million borrowed on the 2014 Revolver compared to $1.0 billion borrowed at December 31, 2016. Further, as of September 30, 2017, we had $2.2 billion outstanding under our Senior Notes, and $1.2 billion outstanding under our Term Loan. As a condition of the Purchase Agreement entered into on April 6, 2017 with the Buyers previously discussed, we are required to obtain waivers on our Senior Notes or satisfy and discharge the Indentures governing the Senior Notes as a condition precedent to the sale. On October 10, 2017, the Partnership and Sunoco Finance Corp. commenced consent solicitations seeking consents from holders of the 2021 Notes and 2023 Notes to amend the respective indentures governing the notes to, among other things, permit the consummation of the Retail Divestment. On October 18, 2017 the Partnership terminated the Consent Solicitations. Pursuant to its obligations under the 7-Eleven Purchase Agreement, the Partnership will satisfy and discharge the Indentures governing the 2021 and 2023 Senior Notes upon the closing of the 7-Eleven transaction by redeeming the 2021 and 2023 Senior Notes at their respective make-whole premiums, plus accrued and unpaid interests to the redemption date. On October 10, 2017, pursuant to the terms of the 2020 Indenture, the Partnership and Sunoco Finance Corp. issued a notice of conditional redemption with respect to all $600 million outstanding principal amount of their 2020 Senior Notes. Subject to the condition precedent of the consummation of the 7-Eleven Transaction, the Partnership will redeem the 2020 Senior Notes at a price of 102.750% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, and satisfy and discharge its obligations under the 2020 Indenture.
See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 1,241 positions, representing 52 million gallons, outstanding at September 30, 2017 with aggregated unrealized gains of $1 million.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of September 30, 2017:

	Owned	Leased
Wholesale dealer and consignment sites	468	217
Company-operated convenience stores and fuel outlets	856	490
Warehouses, offices and other	100	74
Total	1,424	781
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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the accompanying Notes to Consolidated Financial Statements and in the consolidated financial statements included in Exhibit 99.4 to our Form 8-K filed on October 2, 2017.
Estimates and Critical Accounting Policies
The Partnership’s critical accounting policies have not changed subsequent to those reported in its Annual Report on Form 10-K for the year ended December 31, 2016 and in Exhibit 99.4 to our Form 8-K filed on October 2, 2017. The following information is provided to supplement the previous disclosures specifically related to impairment of long-lived assets and goodwill.
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
The impairment of $642 million during the three months ended December 31, 2016 represented a portion of the goodwill within our retail reporting unit. In the discounted cash flow model used to measure the goodwill impairment in our retail reporting unit, the key assumptions were developed as follows:

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
Once the retail reporting unit’s goodwill was allocated between assets held for sale and continuing operations, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the $188 million goodwill balance that remained in the retail reporting unit. The result of the impairment tests of the goodwill included within the assets held for sale initially indicated an impairment charge of $320 million, which was recognized during the three months ended June 30, 2017. Subsequent to June 30, 2017, management continued to evaluate the goodwill for impairment based on additional information on the fair value of the reporting unit, which resulted in an additional impairment of $44 million during the three months ended September 30, 2017. The key assumption in the impairment test for the goodwill balance classified as held for sale was the fair value of the disposal group, which was based on the assumed proceeds from the sale of those assets. The announced purchase and sale agreement includes the majority of the retail sites that have been classified as held for sale; thus, a key assumption in the goodwill impairment test was the assumed sales proceeds (less the related costs to sell) for the remainder of the sites, which represent approximately 15% of the total number of sites. Management is currently marketing the remaining sites for sale and utilized information from that sales process to develop the assumed sales proceeds for those sites. While management believes that the assumed sales proceeds for these remaining held-for-sale sites are reasonable and likely to be obtained in a sale of those sites, an agreement has not been negotiated and therefore the ultimate outcome could be different than the assumption used in the impairment test. Subsequent to the impairment of goodwill included within the assets held for sale, no further impairments of any other assets held for sale were deemed necessary as the remaining carrying value of the disposal group approximated the assumed proceeds from the sale of those assets less the cost to sell.
For goodwill included in the Aloha and Wholesale reporting units, which goodwill balances total $112 million and $731 million, respectively, and which were not classified as held for sale, no impairments were deemed necessary during the three months ended June 30, 2017. Management does not believe that the goodwill associated with either of these reporting units or the remaining goodwill of $188 million within the retail reporting unit is at significant risk of impairment, and the goodwill will continue to be subjected to annual goodwill impairment testing on October 1.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2014 Revolver of $644 million and $1.2 billion under our Term Loan as of September 30, 2017. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2017 would be to change interest expense by approximately $19 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2017 or 2016.

Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $21 million at September 30, 2017.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2017, Sunoco LLC held approximately $298 million of such inventory. While in storage, volatility and declines in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2016 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 1,241 positions, representing 52 million gallons with aggregate unrealized gains of $1 million outstanding at September 30, 2017.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 14, 2017, our subsidiary Aloha Petroleum, Ltd. (“Aloha”) received a Notice of Violation and Order (“NOVO”) from the Hawaii Department of Health (“DOH”) relating to alleged leak detection and reporting deficiencies at Aloha’s AIM Diamond Head facility in Honolulu, Hawaii with proposed civil penalties of $0.2 million. Aloha is in discussions with the DOH regarding the NOVO. The timing or outcome of this matter cannot reasonably be determined at this time however, we do not expect there to be a material impact on our business or results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 1, 2017, the board of directors (the “Board”) of Sunoco GP LLC (the “Company”) the general partner of Sunoco LP (the “Partnership”) appointed Joseph Kim, currently the Company’s President and Chief Operating Officer, as the Company’s President and Chief Executive Officer, effective on January 1, 2018. Mr. Kim, age 46, has served as the Company’s President and Chief Operating Officer since June 2017. Prior to that, Mr. Kim served as Executive Vice President - Chief Development Officer of the Company since October 2015. Prior to joining Sunoco LP in October 2015, Mr. Kim held various executive positions, including Chief Operating Officer for Pizza Hut and Senior Vice President-Retail Strategy and Growth for Valero Energy. Prior to his 18 years with Pizza Hut and Valero, Mr. Kim worked for Arthur Anderson within both the Audit and Consulting business units. He is a graduate of Trinity University with a bachelor’s degree in Business Administration.
Effective January 1, 2018, in recognition of Mr. Kim’s additional responsibilities in connection with his promotion to President and Chief Executive Officer, his base salary will be $500,000 per year, his target annual cash incentive opportunity for 2018 will be 125 percent of his base salary, and his target annual long-term incentive opportunity for 2018 under the Partnership’s 2012 Long Term Incentive Plan will be 400 percent of his base salary.
There are no arrangements or understandings with any other person pursuant to which Mr. Kim was appointed as President and Chief Executive Officer of the Company, there are no family relationships between Mr. Kim and any of the Company’s directors or executive officers, and Mr. Kim has no reportable transactions under Item 404(a) of Regulation S-K.
Item 6. Exhibits
The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Fifth Amendment to Credit Agreement, dated as of October 16, 2017, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by registrant on October 20, 2017)

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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 7, 2017	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Leta McKinley
Leta McKinley
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)