Form 10-K
period 2017-12-31
Sunoco LP
filed 2018-02-23
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
At June 30, 2017, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $1.6 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 82,487,330 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at February 16, 2018.
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
General
As used in this document, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP, known prior to October 27, 2014 as Susser Petroleum Partners LP, and our consolidated subsidiaries as applicable and appropriate.
Overview
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer Equity, L.P., another publicly traded master limited partnership (“ETE”). The following simplified diagram depicts our organizational structure as of February 7, 2018.

LE GP, LLC
100% Ownership of General Partner Interest
Energy Transfer Equity, L.P.
(NYSE: ETE)
100% Ownership Interest
Energy Transfer Partners, L.L.C.
100% Ownership Interest
Sunoco GP LLC
Non-economic General Partner Interest
100% Ownership of General Partner Interest
Energy Transfer Partners, L.P.
(NYSE: ETP)
26.5% Limited Partner Interest
26,200,809 Common Units
100% Incentive Distribution Rights
2.3% Limited Partner Interest
2,263,158 Common Units
Sunoco LP
(NYSE: SUN)
54.6% Limited Partner Interest
53,997,557 Common Units held by public
100%
Ownership Interest
16.6% Limited Partner Interest
16,410,780 Class C units
Operating Subsidiaries

We are engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors, as well as the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites. Additionally, we are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of 5,322 Sunoco-branded company and third-party operated locations.
Effective January 1, 2016, we completed the acquisition from ETP Retail Holdings, LLC (“ETP Retail”) of (i) the remaining 68.42% membership interest and 49.9% voting interest in Sunoco, LLC (“Sunoco LLC”) and (ii) 100% of the membership interest of Sunoco Retail LLC (“Sunoco Retail”), which immediately prior to the acquisition owned all of the retail assets previously owned by Sunoco, Inc. (R&M), an ethanol plant located in Fulton, NY, 100% of the interests in Sunmarks, LLC and all of the retail assets previously owned by Atlantic Refining and Marketing Corp. This acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no goodwill created. The Partnership’s results of operations include 100% of Sunoco LLC’s and Sunoco Retail’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Sunoco LLC and Sunoco Retail from August 31, 2014.
During 2016, we completed other strategic acquisitions of businesses that operate complementary motor fuel distribution and convenience retail stores (see “Acquisitions” below). As a result of these and previously completed acquisitions, as of December 31, 2017, we operated 1,348 convenience stores and fuel outlets in more than 20 states, offering merchandise, food service, motor fuel and other services. Our retail stores operate under several brands, including our proprietary convenience store brands Stripes, APlus, and Aloha Island Mart. We distributed approximately 7.9 billion gallons of motor fuel during 2017 through our convenience stores and commission agent locations, contracted independent convenience store operators, and other commercial customers.
On April 6, 2017, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel” and together with 7-Eleven, referred to herein collectively as “Buyers”). On January 23, 2018, we completed the disposition of certain assets pursuant to an Amended and Restated Asset Purchase Agreement (the “A&R Purchase Agreement”), by and among us, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Asset Purchase Agreement to reflect certain commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Asset Purchase Agreement. Under the A&R Purchase Agreement, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for approximately $3.2 billion (the “7-Eleven Transaction”).
Operating Segments and Subsidiaries
We operate our business as two segments, which are primarily engaged in wholesale fuel distribution and retail fuel and merchandise sales, respectively. Our primary operations are conducted by the following consolidated subsidiaries:
Wholesale Subsidiaries

•
Sunoco LLC, a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, TX metroplex.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries (Also See Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8)

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
On August 31, 2016, we acquired the fuels business (the “Fuels Business”) from Emerge Energy Services LP (NYSE: EMES) (“Emerge”) for $171 million, inclusive of working capital and other adjustments. The Fuels Business comprises Dallas-based Direct Fuels LLC and Birmingham-based Allied Energy Company LLC, both wholly owned subsidiaries of Emerge, and engages in the processing of transmix and the distribution of refined fuels. As part of the acquisition, we acquired two transmix processing plants with attached refined product terminals. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
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
Recent Developments
On February 7, 2018, subsequent to the record date for SUN’s fourth quarter 2017 cash distributions, the Partnership repurchased 17,286,859 SUN common units owned by subsidiaries of Energy Transfer Partners, L.P. (“ETP”) for aggregate cash consideration of approximately $540 million. The repurchase price per common unit was $31.2376, which is equal to the volume-weighted average trading price of SUN common units on the New York Stock Exchange for the ten trading days ending on January 23, 2018. The Partnership funded the repurchase with cash on hand.
On January 25, 2018, the Partnership redeemed all outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount includes the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
On January 23, 2018, we completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028. The Partnership used the proceeds from the private offering, along with proceeds from the 7-Eleven Transaction, to: 1) redeem in full our existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023; 2) repay in full and terminate our $1.2 billion Term Loan; 3) pay all closing costs and taxes in connection with the 7-Eleven Transaction; 4) redeem the outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million; and 5) repurchase 17,286,859 SUN common units owned by subsidiaries of ETP for aggregate cash consideration of approximately $540 million.
On April 6, 2017, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel” and together with 7-Eleven, referred to herein collectively as “Buyers”). On January 23, 2018, we completed the disposition of assets pursuant to an Amended and Restated Asset Purchase Agreement (the “A&R Purchase Agreement”), by and among us, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Asset Purchase Agreement to reflect certain commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Asset Purchase Agreement. Under the A&R Purchase Agreement, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for approximately $3.2 billion.

We have signed definitive agreements with a commission agent to operate the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the previously announced transaction with 7-Eleven, Inc. Conversion of these sites to the commission agent is expected to occur in the first quarter of 2018.
On March 30, 2017, the Partnership issued to ETE 12,000,000 Series A Preferred Units (the “Preferred Units”) representing limited partner interests in the Partnership at a price per Preferred Unit of $25.00 (the “Offering”). The distribution rate for the Preferred Units was 10.00%, per annum, of the $25.00 liquidation preference per unit (the “Liquidation Preference”) (equal to $2.50 per Preferred Unit per annum) until March 30, 2022, at which point the distribution rate would become a floating rate of 8.00% plus three-month LIBOR of the Liquidation Preference. The Partnership received proceeds from the Offering of $300 million, which was used to repay indebtedness under the revolving credit facility. On January 25, 2018, the Partnership redeemed the Preferred Units for $313 million, including a 1% call premium plus accrued and unpaid quarterly distributions.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties were marketed through a sealed-bid sale. Of the 97 properties, 40 have been sold, 5 are under contract to be sold, and 11 continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and 9 are part of the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets which will be operated by a commission agent.
Available Information
Our principal executive offices are located at 8020 Park Lane, Suite 200, Dallas, Texas 75231. Our telephone number is (832) 234-3600. Our Internet address is www.sunocolp.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this report. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Relationship with Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.
ETE is a publicly traded master limited partnership that indirectly owns our general partner. ETE also directly and indirectly owns equity interests in ETP and the Partnership, all of which are also publicly traded master limited partnerships engaged in diversified energy-related businesses.
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
One of our principal strengths is our relationship with ETE and ETP. As of February 16, 2018, ETE owns 100% of the membership interest in our general partner, a 2.3% limited partner interest in us and all of our incentive distribution rights, and ETP owns a 26.5% limited partnership interest in us. Given the significant joint ownership, we believe ETE and ETP will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of each of ETP and ETE to facilitate organic growth opportunities and accretive acquisitions from third parties, although neither ETE nor ETP is under any obligation to do so.

Commercial Agreements with Affiliates
We are party to the following fee-based commercial agreements with various subsidiaries or affiliates of ETP:

•
Philadelphia Energy Solutions Products Purchase Agreements – two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES’s product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail owns a noncontrolling interest in the parent of PES. PES Holdings, LLC (“PES Holdings”) and eight affiliates filed for Chapter 11 bankruptcy protection on January 21, 2018 in the United States Bankruptcy Court for the District of Delaware to implement a prepackaged reorganization plan that will allow its shareholders to retain a minority stake. PES Holdings’ Chapter 11 Plan (“Plan”) proposes to inject $260 million in new capital into PES Holdings, cut debt service obligations by about $35 million per year and remove debt maturities before 2022. Under that Plan, PES Holdings’ non-debtor parent, Philadelphia Energy Solutions, in which ETP holds an indirect 33% equity interest, will provide a $65 million cash contribution in in exchange for a 25% stake in the reorganized debtor. After the restructuring, the proportionate ownership of Carlyle Group, L.P. and ETP in PES Holdings will be 16.26% and 8.13%, respectively. Finally, Sunoco Logistics Partners Operations L.P. (“SXL Operating Partnership”), a subsidiary of ETP, is providing an additional $75 million exit loan ranked pari passu with the other debt. SXL Operating Partnership’s, PES Holdings’ and ETP’s current contracts will be assumed, without any impairments, in the Chapter 11, and business operations will continue uninterrupted. The financial reorganization is expected to complete in the first quarter of 2018.

•
Transportation and Terminalling Contracts – various agreements with subsidiaries of ETP for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETP for the purchase and sale of fuel.

For more information regarding the commercial agreements, please read “Item 13. Certain Relationships, Related Transactions and Director Independence.”
Our Business and Operations
Wholesale Operations Segment
We are a wholesale distributor of motor fuels and other petroleum products which we supply to third-party dealers and distributors, to independent operators of commission agent locations, other consumers of motor fuel and to our retail locations. Also included in the wholesale segment are transmix processing plants and refined products terminals. Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel.
We are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of 5,322 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States, including 245 company operated Sunoco-branded locations in Texas. We believe we are one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuels, we also distribute other petroleum products such as propane and lubricating oil, and we receive rental income from real estate that we lease or sublease.
During 2017, we purchased motor fuel primarily from independent refiners and major oil companies and distributed it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	1,348 convenience stores and fuel outlets;

•	153 independently operated consignment locations where we sell motor fuel to retail customers under commission agent arrangement with such operators;

•	5,501 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,222 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
On January 23, 2018, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions to 7-Eleven.

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
Sales to Contracted Third Parties
We distribute fuel under long-term contracts to branded distributors, branded and unbranded convenience stores, and branded and unbranded retail fuel outlets operated by third parties. 7-Eleven is the only third party dealer or distributor which is material to our business.
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
During 2017, our wholesale business distributed fuel to 153 commission agent locations. Under these arrangements, we generally provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent commission agents.
We continually seek to expand through the addition of new branded dealers, distributors and commission agent locations, new unbranded commercial customers, and through acquisitions of contracts for existing independently operated sites from other distributors. We evaluate potential independent site operators based on their creditworthiness and the quality of their site and operations, including the site’s size and location, projected monthly volumes of motor fuel, monthly merchandise sales, overall financial performance and previous operating experience. We may extend credit to certain dealers based on our credit evaluation process.
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
Retail Operations Segment
As of December 31, 2017 (prior to the closing of the A&R Purchase Agreement with 7-Eleven, as discussed in Recent Developments), our retail segment operated 1,348 convenience stores and retail fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. We have company operated sites in more than 20 states, with a significant presence in Texas, Pennsylvania, New York, Florida, Virginia and Hawaii.
As of December 31, 2017, we operated 746 Stripes convenience stores in Texas, New Mexico, Oklahoma and Louisiana. Each store offers a customized merchandise mix based on local customer demand and preferences. We built 266 large-format convenience stores from January 2000 through December 31, 2017. We have implemented our proprietary, in-house Laredo Taco Company restaurant concept in 477 Stripes convenience stores. We also own and operate ATM and proprietary money order systems in most Stripes stores and provide other services such as lottery, prepaid telephone cards, wireless services and car washes.
As of December 31, 2017, we operated 441 retail convenience stores and fuel outlets, primarily under our proprietary and iconic Sunoco fuel brand, and principally located in Pennsylvania, New York and Florida, including 404 APlus convenience stores. Sunoco Retail's convenience stores offer a broad selection of food, beverages, snacks, grocery, and non-food merchandise, as well as motor fuel and other services such as ATM's, money orders, lottery, prepaid telephone cards, and wireless services.
As of December 31, 2017, we operated 161 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, food service, motor fuel and other services. As of December 31, 2017, MACS operated 107 retail convenience stores and Aloha operated 54 Aloha, Shell, and Mahalo branded fuel stations.
For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19 Segment Reporting” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Merchandise Suppliers
Our retail businesses purchase approximately 44% of total retail merchandise from McLane Company, Inc. We do not maintain additional product inventories other than what is in our stores.
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
Real Estate and Lease Arrangements
As of December 31, 2017, our real estate and lease arrangements are as follows:

	Owned	Leased
Wholesale dealer and commission agent sites	464	218
Company-operated convenience stores	852	496
Warehouses, offices and other	91	87
Total	1,407	801
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
Environmental Reserves
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $22 million as of December 31, 2017. As of December 31, 2017, we have additional reserves of $41 million that represent our estimate for future asset retirement obligations for underground storage tanks.

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
Other Government Regulation
The Petroleum Marketing Practices Act, or “PMPA,” is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements. Additionally, we are subject to state petroleum franchise laws as well as laws specific to gasoline retailers and dealers, including state laws that regulate our relationships with third parties to whom we lease sites and supply motor fuels.
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

Store Operations
Our remaining retail locations are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations relating to zoning and building requirements and the preparation and sale of food.
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
Our Employees
We are managed and operated by the board of directors and executive officers of our General Partner, which has sole responsibility for providing us with the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our General Partner or its affiliates. As of January 31, 2018, our General Partner’s affiliates had approximately 6,513 employees, 318 of which are represented by labor unions or associations, performing services for our operations, with appropriate costs allocated to us. We believe that we and our General Partner and its affiliates have a satisfactory relationship with employees. Information concerning the executive officers of our General Partner is contained in “Item 10. Directors, Executive Officers and Corporate Governance.”

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
Cash distributions to unitholders is principally dependent upon cash generated from operations. The amount of cash generated from operations will fluctuate from quarter to quarter based on a number of factors, some of which are beyond our control, which include, amongst others:

•	demand for motor fuel in the markets we serve, including seasonal fluctuations in demand for motor fuel;

•	competition from other companies that sell motor fuel products or have convenience stores in the market areas in which we or our commission agents or dealers operate;

•	regulatory action affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs;

•	prevailing economic conditions;

•	supply, extreme weather and logistics disruptions; and

•	volatility of margins for motor fuel.
In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level and timing of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our general working capital needs;

•	reimbursements made to our general partner and its affiliates for all direct and indirect expenses they incur on our behalf pursuant to the partnership agreement;

•	our ability to borrow funds at favorable interest rates and access capital markets;

•	restrictions contained in debt agreements to which we are a party;

•	the level of costs related to litigation and regulatory compliance matters; and

•	the amount of cash reserves established by our general partner in its discretion for the proper conduct of our business.
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
General economic, financial, and political conditions may materially adversely affect our results of operations and financial condition.
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
Our operating results are influenced by prices for motor fuel. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, South America, Russia and Africa could significantly impact crude oil supplies and refined product petroleum costs. Significant increases or high volatility in petroleum costs could impact consumer demand for motor fuel and convenience merchandise. Such volatility makes it difficult to predict the impact that future petroleum costs fluctuations may have on our operating results and financial condition. We are subject to dealer tank wagon pricing structures at certain locations further contributing to margin volatility. A significant change in any of these factors could materially impact both wholesale and retail fuel margins, the volume of motor fuel we distribute or sell, and overall customer traffic, each of which in turn could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
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
Sales of refined motor fuels account for approximately 93% of our total revenues and 62% of our continuing operations gross profit. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make or increase distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
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
New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. Any of these outcomes could result in fewer visits to our convenience stores or independently operated commission agents and dealer locations, a reduction in demand from our wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
The industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.
We rely in part on consumer travel and spending patterns, and may experience more demand for gasoline in the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which we or our commission agents and dealers operate, increasing the demand for motor fuel that we sell and distribute. Therefore, our revenues and cash flows are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our cash flow.
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
Our fuel storage terminals are subject to operational and business risks which may adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
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
We believe that the success of our operations is dependent, in part, on the continuing favorable reputation, market value, and name recognition associated with the motor fuel brands sold at our convenience stores and at stores operated by our independent, branded dealers and commission agents. Erosion of the value of those brands could have an adverse impact on the volumes of motor fuel we distribute, which in turn could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.
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
We expect to generate a significant portion of our motor fuel sales under the 7-Eleven Fuel Supply Agreement, and any loss, or change in the economic terms, of such arrangement could adversely affect our business, financial condition and results of operations.
We expect that the 7-Eleven Fuel Supply Agreement will represent a significant portion of our motor fuel sales in 2018. The 7-Eleven Fuel Supply Agreement is a 15-year fixed margin, “take or pay” fuel supply arrangement with certain affiliates of 7-Eleven. The loss or change in economics of such arrangement and the inability to enter into new contracts on similar economically acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
The convenience store industry is highly competitive and impacted by new entrants. Failure to effectively compete could result in lower sales and lower margins.
The geographic areas in which we operate and supply independently operated commission agent and dealer locations are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we and our independently operated commission agents and dealers sell in our stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. Over the past two decades, several non-traditional retailers, such as supermarkets, hypermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate and supply, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and we expect their market share will continue to grow.
In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we or our independently operated commission agents and dealers do. As a result, our competitors may be able to better respond to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business, results of operations and cash available for distribution to our unitholders.

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
We may be subject to adverse publicity resulting from concerns over food quality, product safety, health or other negative events or developments that could cause consumers to avoid our retail locations or independently operated commission agent or dealer locations.
We may be the subject of complaints or litigation arising from food-related illness or product safety which could have a negative impact on our business. Negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, food service facilities, employee relations or other matters related to our operations may materially adversely affect demand for our food and other products and could result in a decrease in customer traffic to our retail stores or independently operated commission agent or dealer locations.
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
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. The acquisition component of our growth strategy is based, in part, on our expectation of ongoing strategic divestitures of wholesale fuel distribution assets by industry participants. If we are unable to make acquisitions from third parties for any reason, including if we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors, or we or the seller are unable to obtain all necessary consents, our future growth and ability to increase distributions to unitholders will be limited. In addition, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial, and other relevant information considered in determining the application of these funds and other resources. Finally, we may complete acquisitions which at the time of completion we believe will be accretive, but which ultimately may not be accretive. If any of these events were to occur, our future growth would be limited.
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

We do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 35.2% of the company, commission agent or dealer operated retail service stations where we currently control the real estate. We also have rental agreements for certain logistics facilities.  As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Regulations under the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”), the Oil Pollution Act of 1990 (“OPA 90”) and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations (“OSRO”s) to be available to respond to a spill on water from above ground storage tanks or pipelines.
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
Terminal operations are subject to additional programs and regulations under the Occupational Safety and Health Act (“OSHA”). Liability under, or a violation of compliance with, these laws and regulations, or any future laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
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
We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We seek to comply with these requirements by maintaining insurance that we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchases of motor fuels. Coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund.
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
We are subject to federal laws related to the Renewable Fuel Standard.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (RFS) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINS”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINS it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINS to other obligated parties, which may cause an impact on the fuel margins associated with the Partnership’s sale of gasoline.
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
Various federal, state, and local government agencies have the authority to prescribe specific product quality specifications for certain commodities, including commodities that we distribute. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product, require us to incur additional handling costs and/or require the expenditure of capital. If we are unable to procure product or recover these costs through increased selling price, we may not be able to meet our financial obligations. Failure to comply with these regulations could result in substantial penalties.

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
Our continued success depends on our ability to attract and retain qualified personnel in all areas of our business. We compete with other businesses in our market with respect to attracting and retaining qualified employees. A tight labor market, increased overtime and a higher full-time employee ratio may cause labor costs to increase. A shortage of qualified employees may require us to enhance wage and benefits packages in order to compete effectively in the hiring and retention of such employees or to hire more expensive temporary employees. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to customers. We are especially vulnerable to labor shortages in oil and gas drilling areas when energy prices drive higher exploration and production activity.
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
We had $4.3 billion and $2.3 billion of debt outstanding as of December 31, 2017 and January 31, 2018, respectively. We have the ability to incur additional debt under our revolving credit facility and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:

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
Approximately $2.0 billion of our outstanding indebtedness as of December 31, 2017 bears interest at variable interest rates. Should those rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units. As of January 23, 2018, the $2.0 billion was paid off; however, we do expect to use floating rate debt in the future.
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
Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules adopted by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other prudential regulators establish federal regulation of the physical and financial derivatives, including over-the-counter derivatives market and entities, such as us, participating in that market. While most of these regulations are already in effect, the implementation process is still ongoing and the CFTC continues to review and refine its initial rulemakings through additional interpretations and supplemental rulemakings. As a result, any new regulations or modifications to existing regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability and/or liquidity of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
The CFTC has re-proposed speculative position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, although certain bona fide hedging transactions would be exempt from these position limits provided that various conditions are satisfied. The CFTC has also finalized a related aggregation rule that requires market participants to aggregate their positions with certain other persons under common ownership and control, unless an exemption applies, for purposes of determining whether the position limits have been exceeded. If adopted, the revised position limits rule and its finalized companion rule on aggregation may create additional implementation or operational exposure. In addition to the CFTC federal speculative position limit regime, designated contract markets (“DCMs”) also maintain speculative position limit and accountability regimes with respect to contracts listed on their platform as well as aggregation requirements similar to the CFTC’s final aggregation rule. Any speculative position limit regime, whether imposed at the federal-level or at the DCM-level may impose added operating costs to monitor compliance with such position limit levels, addressing accountability level concerns and maintaining appropriate exemptions, if applicable.
The Dodd-Frank Act requires that certain classes of swaps be cleared on a derivatives clearing organization and traded on a DCM or other regulated exchange, unless exempt from such clearing and trading requirements, which could result in the application of certain margin requirements imposed by derivatives clearing organizations and their members. The CFTC and prudential regulators have also adopted mandatory margin requirements for uncleared swaps entered into between swap dealers and certain other counterparties. We currently qualify for and rely upon an end-user exception from such clearing and margin requirements for the swaps we enter into to hedge our commercial risks. However, the application of the mandatory clearing and trade execution requirements and the uncleared swaps margin requirements to other market participants, such as swap dealers, may adversely affect the cost and availability of the swaps that we use for hedging.
In addition to the Dodd-Frank Act, the European Union and other foreign regulators have adopted and are implementing local reforms generally comparable with the reforms under the Dodd-Frank Act. Implementation and enforcement of these regulatory provisions may reduce our ability to hedge our market risks with non-U.S. counterparties and may make transactions involving cross-border swaps more expensive and burdensome. Additionally, the lack of regulatory equivalency across jurisdictions may increase compliance costs and make it more difficult to satisfy our regulatory obligations.
An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2017, our consolidated balance sheet reflected $1.4 billion of goodwill and $768 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles (“GAAP”) require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization. Impairment charges are currently removed from our debt covenant calculations.
During the year 2017, we recorded a goodwill impairment charge of $102 million on our retail reporting unit. See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information.
Risks Related To Our Structure
ETE owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including ETE and ETP, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.
ETE, through its wholly owned subsidiary, Energy Transfer Partners, L.L.C., owns and controls our general partner and appoints all of the officers and directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to ETE. Therefore, conflicts of interest may arise between ETE and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

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
If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our general partner and its affiliates. As of December 31, 2017, ETE and its affiliates held approximately 45.9% of our outstanding common units, which constitutes a 39.5% limited partner interest in us. As of February 7, 2018, subsequent to the partnership repurchase of 17,286,859 common units from ETP, ETE and its affiliates held approximately 34.5% of our outstanding common units, which constitutes a 28.8% limited partner interest in us.

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
As of December 31, 2017, ETP owned 43,487,668 of our common units and ETE owned 2,263,158 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units. As of February 7, 2018, subsequent to the partnership repurchase of 17,286,859 common units from ETP, ETP owned 26,200,809 of our common units.
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
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state income tax at varying rates. Distributions to our unitholders who are treated as holders of corporate stock would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our Unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our Unitholders might be substantially reduced. These rules are applicable for tax years after December 31, 2017.
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
Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investments in our units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) raise issues unique to them. For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including IRAs and other retirement plans, will be “unrelated business taxable income” and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.
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
A description of our properties is included in “Item 1. Business.” In addition, we own and lease warehouses and offices in Pennsylvania, Texas and Hawaii. While we may require additional warehouse and office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
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
On July 14, 2017, our subsidiary Aloha Petroleum, Ltd. (“Aloha”) received a Notice of Violation and Order (“NOVO”) from the Hawaii Department of Health (“DOH”) relating to alleged leak detection and reporting deficiencies at Aloha’s AIM Diamond Head facility in Honolulu, Hawaii with proposed civil penalties of $0.2 million. While Aloha does not admit fault with regard to the alleged deficiencies at the Diamond Head facility, a civil settlement was reached with the DOH on December 6, 2017, under which Aloha agreed to pay a $0.12 million penalty.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interest
As of February 16, 2018, we had outstanding 82,487,330 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and incentive distribution rights (“IDRs”). As of February 16, 2018, ETP and ETE directly and indirectly owned approximately 34.5% of our outstanding common units, which constitutes a 28.8% limited partner ownership interest in us. Our general partner, Sunoco GP LLC, is 100% owned by ETE and owns a non-economic general partner interest in us. ETE also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.503125 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “SUN.”
Our common units have been traded on the NYSE since September 20, 2012. The following table sets forth high and low sales prices per common unit and cash distributions declared per common unit for the periods indicated. The last reported sales price for our common units on February 16, 2018 was $30.41.

	Sales Price per Common Unit		Quarterly Cash Distribution
	High	Low	per Unit (1)
Fiscal Year 2017:
Fourth Quarter	$32.48	$27.91	$0.8255
Third Quarter	$32.67	$29.72	$0.8255
Second Quarter	$31.20	$23.71	$0.8255
First Quarter	$30.47	$23.09	$0.8255

Fiscal Year 2016:
Fourth Quarter	$29.62	$21.01	$0.8255
Third Quarter	$31.50	$27.11	$0.8255
Second Quarter	$37.25	$28.21	$0.8255
First Quarter	$40.00	$22.86	$0.8173
__________________________________________________

(1)	Distributions are shown in the quarter with respect to which they relate. Please see “Distributions of Available Cash” below for a discussion of our policy regarding the payment of distributions.
Holders
At the close of business on February 16, 2018, we had thirteen holders of record of our common units and three holders of record of our Class C units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
On January 25, 2018, the Partnership redeemed all outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount includes the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.

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
Equity Compensation Plan
For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Item 6.	Selected Financial Data
Selected financial data are presented for continuing operations and discontinued operations for all periods presented. The discontinued operations represent results from assets that were sold under an Amended and Restated Asset Purchase Agreement with 7-Eleven, and the real estate assets included in the portfolio optimization plan.
Financial data set forth below is presented for the period January 1, 2014 to August 31, 2014 (the “Predecessor”) prior to ETP's acquisition of Susser (the “ETP Merger”). From September 1, 2014 to December 31, 2014, financial data is presented for the Partnership after the ETP Merger and under the application of “push down” accounting that required its assets and liabilities to be adjusted to fair value on August 31, 2014 (“Successor”). The following tables set forth key operating metrics as of and for the periods indicated and have been derived from our audited historical consolidated financial statements. For the year ended December 31, 2014, we have combined the Predecessor period and the Successor period and presented the unaudited financial data on a combined basis for comparative purposes. This combination does not comply with generally accepted accounting principles, but is presented because we believe it provides the most meaningful comparison of our financial results. The impact from “push down” accounting related to the ETP Merger resulted in a $1.7 billion net change in the fair value of the Partnership’s assets and liabilities and a $4 million decrease in depreciation expense, offset by a $4 million increase in amortization expense.
The 2014 results also reflect the results of the Susser, Sunoco LLC, Sunoco Retail, and MACS acquisitions beginning on September 1, 2014, the initial date of common control, since these acquisitions were accounted for as transactions between entities under common control.
The selected financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Successor			Combined	Predecessor
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014 (1)	Year ended December 31, 2013
	(in millions, except per unit data)
Statement of Income Data:
Total revenues	$11,723	$9,986	$12,430	$9,579	$4,493
Operating income (loss)	$229	$145	$252	$37	$41
Income (loss) from continuing operations	$326	$56	$156	$(26)	$37
Net income (loss) from continuing operations per common limited partner unit - basic	$2.13	$(0.32)	$0.91	$1.75	$1.69
Net income (loss) from continuing operations per common limited partner unit - diluted	$2.12	$(0.32)	$0.91	$1.75	$1.69
Cash distribution per unit	$3.30	$3.29	$2.89	$2.17	$1.84

	Successor				Predecessor
	As of December 31,
	2017	2016	2015	2014 (1)	2013
	(in millions)
Balance Sheet Data (at period end):
Total assets	$8,344	$8,701	$8,842	$8,773	$390
Long-term debt, less current maturities	$4,284	$4,509	$1,953	$1,092	$186
Total equity	$2,247	$2,196	$5,263	$6,008	$80
__________________________________________________

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
EBITDA, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see “Key Operating Metrics Used to Evaluate and Assess Our Business” below for a discussion of our use of EBITDA, Adjusted EBITDA, and distributable cash flow in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements.” These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	the outcome of any legal proceedings that may be instituted against us following the completion of the 7-Eleven Transaction;

•	our ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	business strategy and operations of Energy Transfer Partners, L.P. (“ETP”) and Energy Transfer Equity, L.P. (“ETE”) and ETP’s and ETE’s conflicts of interest with us;

•	changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;

•	our dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and convenience store industry;

•	changing customer preferences for alternate fuel sources or improvement in fuel efficiency;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that we are not fully insured against all risk incidents to our business;

•	dangers inherent in the storage and transportation of motor fuel;

•	our reliance on senior management, supplier trade credit and information technology; and

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
We are a Delaware master limited partnership engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors, as well as the retail sale of motor fuels and merchandise through our company-operated convenience stores and retail fuel sites. Additionally, we are the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of 5,322 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States including 245 company-operated Sunoco-branded Stripes locations in Texas.
We are managed by our General Partner. As of December 31, 2017, ETE, a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, a 2.0% limited partner interest in us and all of our incentive distribution rights. ETP, another publicly traded master limited partnership which is also controlled by ETE, owns a 37.5% limited partner interest in us as of December 31, 2017. Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.
In late 2015, we announced plans to open a corporate office in Dallas, Texas. Certain employees have relocated to Dallas from Philadelphia, Pennsylvania, Houston, Texas and Corpus Christi, Texas. The costs incurred in 2016 were $18 million and substantially reflects the total costs for the relocation. We did not incur any material costs related to the relocation during 2017.
On March 31, 2016 (effective January 1, 2016), we completed the acquisition from ETP Retail Holdings, LLC (“ETP Retail”), of (i) the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and (ii) 100% of the membership interest of Sunoco Retail, which immediately prior to the acquisition owned all of the retail assets previously owned by Sunoco, Inc. (R&M), an ethanol plant located in Fulton, NY, 100% of the interests in Sunmarks, LLC and all of the retail assets previously owned by Atlantic Refining and Marketing Corp. (See Note 3 in the accompanying Notes to Consolidated Financial Statements for more information).
We believe we are one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil, and we receive rental income from real estate that we lease or sublease.
During 2017, we purchased motor fuel primarily from independent refiners and major oil companies and distributed it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii, to:

•	1,348 convenience stores and fuel outlets;

•	153 independently operated consignment locations where we sell motor fuel to retail customers under commission agent arrangement with such operators;

•	5,501 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,222 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts, municipalities and other industrial customers.
As of December 31, 2017, our retail segment operated 1,348 convenience stores and fuel outlets. Our retail convenience stores operated under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services. We sold 2.5 billion retail gallons at these sites during the twelve months ended December 31, 2017. We opened 12 new retail sites during the twelve months ended December 31, 2017.
As of December 31, 2017, we operated 746 Stripes convenience stores that carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. Our proprietary, in-house Laredo Taco Company restaurant is implemented in 477 Stripes convenience stores. Additionally, we have 56 national branded restaurant offerings in our Stripes stores.
As of December 31, 2017, we operated 441 retail convenience stores and fuel outlets under our proprietary and iconic Sunoco fuel brand, which are primarily located in Pennsylvania, New York, and Florida, including 404 APlus convenience stores.
As of December 31, 2017, we operated 161 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, foodservice, motor fuels and other services.
On January 23, 2018, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions to 7-Eleven.
Recent Developments
On January 25, 2018, the Partnership redeemed all outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount includes the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
On January 24, 2018, the Partnership entered into a Common Unit Repurchase Agreement with ETP, whereby the Partnership agreed to repurchase 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million. The repurchase price per common unit is $31.2376, which is equal to the volume weighted average trading price of SUN common units on the New York Stock Exchange for the ten trading days ending on January 23, 2018. We funded the repurchase with cash on hand on February 7, 2018.
On January 23, 2018, we completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028. The Partnership used the proceeds from the private offering, along with proceeds from the 7-Eleven Transaction, to: 1) redeem in full our existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023; 2) repay in full and terminate Term Loan; 3) pay all closing costs and taxes in connection with the 7-Eleven Transaction; 4) redeem the outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million; and 5) repurchase 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million.
On April 6, 2017, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel” and together with 7-Eleven, referred to herein collectively as “Buyers”). On January 23, 2018, we entered into certain Amended and Restated Asset Purchase Agreement (the “A&R Purchase Agreement”), by and among us, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Asset Purchase Agreement to reflect certain commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Asset Purchase Agreement. Under the A&R Purchase Agreement, we agreed to sell a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for approximately $3.2 billion. On January 23, 2018, we completed the disposition of assets pursuant to the A&R Purchase Agreement.

We have signed definitive agreements with a commission agent to operate the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the previously announced transaction with 7-Eleven, Inc. Conversion of these sites to the commission agent is expected to occur in the first quarter of 2018.
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
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. The Partnership will review all bids before divesting any assets. As of December 31, 2017, of the 97 properties, 40 have been sold, 5 are under contract to be sold and 11 continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and 9 are part of approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which will be operated by a commission agent.
The assets under the A&R Purchase Agreement, and the real estate assets subject to the portfolio optimization plan comprise the retail divestment presented as discontinued operations (“Retail Divestment”). See Note 4 to the Consolidated Financial Statements for more information of Retail Divestment.
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

•
Merchandise gross profit and margin. Merchandise gross profit is calculated as the gross sales price of merchandise less direct cost of goods and shortages, including bad merchandise and theft. Merchandise margin is calculated as merchandise gross profit as a percentage of merchandise sales. We do not include gross profit from ancillary products and services in the calculation of merchandise gross profit. We do not anticipate that merchandise gross profit and margin will be used by management as a key measure to analyze our future business performance as we have transitioned primarily into a wholesale fuel distribution business.

•
EBITDA, Adjusted EBITDA and distributable cash flow. EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense. Adjusted EBITDA is further adjusted to exclude allocated non-cash compensation expense, unrealized gains and losses on commodity derivatives and inventory fair value adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. We define distributable cash flow as Adjusted EBITDA less cash interest expense, including the accrual of interest expense related to our long-term debt which is paid on a semi-annual basis, current income tax expense, maintenance capital expenditures and other non-cash adjustments.

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
Key operating metrics set forth below are presented for the years ended December 31, 2017, 2016 and 2015, and have been derived from our historical consolidated financial statements.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended December 31,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Retail motor fuel	$—	$1,577	$1,577	$—	$1,338	$1,338
Wholesale motor fuel sales to third parties	9,278	—	9,278	7,812	—	7,812
Wholesale motor fuel sale to affiliates	55	—	55	62	—	62
Merchandise	—	571	571	—	541	541
Rental income	77	12	89	76	12	88
Other	50	103	153	45	100	145
Total revenues	$9,460	$2,263	$11,723	$7,995	$1,991	$9,986
Gross profit:
Retail motor fuel	$—	$157	$157	$—	$163	$163
Wholesale motor fuel	535	—	535	596	—	596
Merchandise	—	185	185	—	178	178
Rental and other	116	115	231	110	109	219
Total gross profit	$651	$457	$1,108	$706	$450	$1,156
Net income (loss) and comprehensive income (loss) from continuing operations	167	159	326	252	(196)	56
Net loss and comprehensive loss from discontinued operations	—	(177)	(177)	—	(462)	(462)
Net income (loss) and comprehensive income (loss)	$167	$(18)	$149	$252	$(658)	$(406)
Net income (loss) and comprehensive income (loss) attributable to limited partners	$167	$(18)	$149	$252	$(658)	$(406)
Adjusted EBITDA attributable to partners (2)	$346	$386	$732	$320	$345	$665
Distributable cash flow attributable to partners, as adjusted (2)			$473			$390
Operating Data:
Total motor fuel gallons sold:
Retail (3)		2,526	2,526		2,517	2,517
Wholesale	5,421		5,421	5,288		5,288
Motor fuel gross profit cents per gallon (1):
Retail (3)		25.5¢	25.5¢		24.0¢	24.0¢
Wholesale	10.5¢		10.5¢	9.8¢		9.8¢
Volume-weighted average for all gallons (3)			15.2¢			14.4¢
Retail merchandise margin (3)		31.6%			31.5%
_______________________________

(1)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define EBITDA, Adjusted EBITDA and distributable cash flow as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017			2016
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(in millions)
Net income (loss) and comprehensive income (loss)	$167	$(18)	$149	$252	$(658)	$(406)
Depreciation, amortization and accretion (1)	118	85	203	94	225	319
Interest expense, net (1)	88	157	245	59	130	189
Income tax expense (benefit) (1)	(10)	(248)	(258)	5	(36)	(31)
EBITDA	$363	$(24)	$339	$410	$(339)	$71
Non-cash compensation expense (1)	2	22	24	6	7	13
Loss (gain) on disposal of assets & impairment charge (1)	8	392	400	(3)	683	680
Unrealized (gains) losses on commodity derivatives (1)	(3)	—	(3)	5	—	5
Inventory adjustments (1)	(24)	(4)	(28)	(98)	(6)	(104)
Adjusted EBITDA attributable to partners	$346	$386	$732	$320	$345	$665
Cash interest expense (1)			231			178
Current income tax expense (1)			4			—
Maintenance capital expenditures (1)			48			106
Distributable cash flow attributable to partners			$449			$381
Transaction-related expenses (1)			47			9
Series A Preferred distribution			(23)			—
Distributable cash flow attributable to partners, as adjusted			$473			$390
_______________________________

(1)	Includes amounts from discontinued operations.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following discussion of results for 2017 compared to 2016 compares the operations for the years ended December 31, 2017 and 2016, respectively.
Revenue. Total revenue for 2017 was $11.7 billion, an increase of $1.7 billion from 2016. The increase is primarily attributable to the following changes in revenue:

•
an increase in wholesale motor fuel revenue of $1.5 billion due to a 15.6%, or a $0.23, increase in the sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold of approximately 133 million; and

•	a net increase in retail motor fuel and merchandise revenue of $269 million.
Gross Profit. Gross profit for 2017 was $1.1 billion, a decrease of $48 million from 2016. The decrease in gross profit is attributable to the following:

•
a decrease in the gross profit on wholesale motor fuel of $61 million primarily due to a $74 million unfavorable change in the inventory adjustment compared to the prior year. Excluding the inventory adjustment change, we had a 7%, or $0.007 increase in the gross profit per wholesale motor fuel gallon and an increase in wholesale motor fuel gallons of approximately 133 million; and

•	a net increase in other gross profit consisting of merchandise, rental and other and retail motor fuel of $13 million.
Total Operating Expenses. Total operating expenses for 2017 were $879 million, a decrease of $132 million from 2016. The decrease in total operating expenses is attributable to the following:

•
a decrease in loss on disposal of assets and impairment charges of $111 million caused by a decrease of $108 million in lower impairment charges on our retail reporting unit in 2017 compared to 2016 and loss on disposal of assets;

•
a decrease in general and administrative expenses of $15 million primarily due to higher costs in 2016 related to relocation, employee termination, and higher contract labor and professional fees as the Partnership transitioned offices in Philadelphia, Pennsylvania, Houston, Texas, and Corpus Christi, Texas to Dallas during 2016;

•	a decrease in depreciation, amortization and accretion expense of $7 million primarily due to lower depreciation expense over the past year; offset by

•	an increase of other operating expenses of $1 million.
Interest Expense. Interest expense was $209 million in 2017, an increase of $48 million from 2016. The increase is primarily attributable to the borrowings under our term loan agreement that we entered into on March 31, 2016 (“Term Loan”) and the issuance of our $800 million 6.250% senior notes due 2021 (the “2021 Senior Notes”) on April 7, 2016.
Income Tax Expense/(Benefit). Income tax benefit was $306 million for 2017, a change of $234 million from $72 million of income tax benefit for 2016. The change is primarily attributable to the change of the statutory corporate tax rate from 35% to 21%.
Discontinued Operations. Net loss from discontinued operations decreased by $285 million, which was primarily attributable to an increase of $95 million in the gross profit, a decrease of $169 million in impairment charges for discontinued operations during the year ended December 31, 2017 and a decrease in depreciation expense of $109 million , which were offset by an increase of $54 million in general and administrative expense, an increase of $7 million in income tax expense, an increase of $22 million in other operating expenses and an increase of $8 million in interest expense. See Note 4 of the consolidated financial statements for the results from the discontinued operations.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended December 31,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Retail motor fuel	$—	$1,338	$1,338	$—	$1,540	$1,540
Wholesale motor fuel sales to third parties	7,812	—	7,812	10,104	—	10,104
Wholesale motor fuel sale to affiliates	62	—	62	20	—	20
Merchandise	—	541	541	—	544	544
Rental income	76	12	88	52	29	81
Other	45	100	145	28	113	141
Total revenues	$7,995	$1,991	$9,986	$10,204	$2,226	$12,430
Gross profit:
Retail motor fuel	$—	$163	$163	$—	$200	$200
Wholesale motor fuel	596	—	596	384	—	384
Merchandise	—	178	178	—	179	179
Rental and other	110	109	219	74	143	217
Total gross profit	$706	$450	$1,156	$458	$522	$980
Net income (loss) and comprehensive income (loss) from continuing operations	252	(196)	56	68	88	156
Net income (loss) and comprehensive income (loss) from discontinued operations	—	(462)	(462)	—	38	38
Net income (loss) and comprehensive income (loss)	$252	$(658)	$(406)	$68	$126	$194
Net income (loss) and comprehensive income (loss) attributable to limited partners	$252	$(658)	$(406)	$(28)	$115	$87
Adjusted EBITDA attributable to partners (2)	$320	$345	$665	$280	$435	$715
Distributable cash flow attributable to partners, as adjusted (2)			$390			$272
Operating Data:
Total motor fuel gallons sold:
Retail (3)		2,517	2,517		2,488	2,488
Wholesale	5,288		5,288	5,154		5,154
Motor fuel gross profit cents per gallon (1):
Retail (3)		24.0¢	24.0¢		26.4¢	26.4¢
Wholesale	9.8¢		9.8¢	9.4¢		9.4¢
Volume-weighted average for all gallons (3)			14.4¢			14.9¢
Retail merchandise margin (3)		31.5%			31.2%
_______________________________

(1)	Excludes the impact of inventory fair value adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define EBITDA, Adjusted EBITDA and distributable cash flow as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016			2015
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(in millions)
Net income (loss) and comprehensive income (loss)	$252	$(658)	$(406)	$68	$126	$194
Depreciation, amortization, and accretion (3)	94	225	319	68	210	278
Interest expense, net (3)	59	130	189	55	33	88
Income tax expense (benefit) (3)	5	(36)	(31)	4	48	52
EBITDA	$410	$(339)	$71	$195	$417	$612
Non-cash compensation expense (3)	6	7	13	4	4	8
Loss (gain) on disposal of assets & impairment charge (3)	(3)	683	680	1	(2)	(1)
Unrealized losses on commodity derivatives (3)	5	—	5	2	—	2
Inventory adjustments (2) (3)	(98)	(6)	(104)	78	20	98
Adjusted EBITDA	$320	$345	$665	$280	$439	$719
Net income attributable to noncontrolling interest	—	—	—	—	4	4
Adjusted EBITDA attributable to partners	$320	$345	$665	$280	$435	$715
Cash interest expense (1) (3)			178			76
Current income tax benefit (3)			—			(18)
Maintenance capital expenditures (3)			106			35
Preacquisition earnings			—			356
Distributable cash flow attributable to partners			$381			$266
Transaction-related expenses (3)			9			6
Distributable cash flow attributable to partners, as adjusted			$390			$272
_______________________________

(1)	Reflects the partnership’s cash interest less the cash interest paid on our VIE debt of $9 million during the year ended December 31, 2015.

(2)	Due to the change in fuel prices, we recorded a write-down on the value of fuel inventory of $98 million (including $20 million from discontinued operations) at December 31, 2015.

(3)	Includes amounts from discontinued operations.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following discussion of results for 2016 compared to 2015 compares the operations for the years ended December 31, 2016 and 2015, respectively.
Revenue. Total revenue for 2016 was $10.0 billion, a decrease of $2.4 billion from 2015. The decrease is primarily attributable to the following changes in revenue:

•
a decrease in wholesale motor fuel revenue of $2.3 billion, due to a 24.2%, or a $0.48, decrease in the sales price per wholesale motor fuel gallon, slightly offset by an increase in wholesale motor fuel gallons sold of approximately 134 million;

•	a decrease in retail motor fuel revenue of $202 million; offset by

•
an increase in rental and other revenue of $11 million as a result of a $7 million increase in rental income and a $4 million increase in other income primarily related to increased other retail income such as car wash, ATM, and lottery income.

Gross Profit. Gross profit for 2016 was $1.2 billion, an increase of $176 million from 2015. The increase in gross profit is attributable to the following:

•	an increase in the gross profit on wholesale motor fuel of $212 million primarily due to a 28.7%, or $0.55, decrease in the cost per wholesale motor fuel gallon; offset by

•	a decrease in the gross profit on retail motor fuel of $37 million.

Total Operating Expenses. Total operating expenses for 2016 were $1.0 billion, an increase of $283 million from 2015. The increase in total operating expenses is attributable to the following:

•	a goodwill impairment charge of $227 million on our retail segment was recorded in 2016;

•
an increase in general and administrative costs of $29 million primarily due to $18 million for the transition of employees from Houston, Texas, Corpus Christi, Texas and Philadelphia, Pennsylvania to Dallas, Texas, with the remaining increase primarily due to higher professional fees, acquisition costs and other administrative expenses, which includes salaries and wages; and

•	an increase in depreciation, amortization and accretion expense of $26 million primarily due to acquisitions completed in the last quarter of 2015 and throughout the year in 2016.
Interest Expense. Interest expense was $161 million in 2016, an increase of $94 million from 2015. The increase is primarily attributable to the borrowings under our Term Loan, the issuance of the 2021 Senior Notes and $800 million 6.375% senior notes due 2023 (the “2023 Senior Notes”) as the notes were issued in 2015, as well as the increase in borrowings under the 2014 Revolver.
Income Tax Expense. Income tax benefit for 2016 was $72 million, a change of $101 million from 2015. The change is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries in 2016.
Discontinued Operations. Net income (loss) and comprehensive income (loss) from discontinued operations decreased by $500 million, which was primarily attributable to a goodwill impairment charge of $414 million on discontinued operations, an intangible asset impairment charge of $32 million on our Laredo Taco Company tradename, and an increase of $113 million in total operating expenses, interest and income tax expense (excluding impairment charge), which is offset by an increase in the gross profit of $59 million. See Note 4 of the consolidated financial statements for the results from the discontinued operations.
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
As of December 31, 2017, we had $28 million of cash and cash equivalents on hand and borrowing capacity of $726 million under the 2014 Revolver. Based on our current estimates, we expect to utilize capacity under the 2014 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2018; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$303	$466	$349
Investing activities - continuing operations	(132)	(331)	(1,129)
Financing activities - continuing operations	(339)	2,501	1,953
Discontinued operations	93	(2,585)	(1,250)
Net increase (decrease) in cash	$(75)	$51	$(77)
Cash Flows Provided by Operations - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $303 million and $466 million for 2017 and 2016, respectively. The decrease in cash flows provided by operations was primarily impacted by changes in deferred income taxes of $300 million, changes in loss from discontinued operations of $285 million, and changes in impairment charges and losses on disposal of $111 million and changes in operating assets and liabilities of $103 million, partially offset by changes in net income of $555 million and changes in inventory valuation adjustments of $73 million.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $132 million and $331 million for 2017 and 2016, respectively, of which $171 million for 2016 was due to acquisitions. Capital expenditures, were $103 million and $119 million for 2017 and 2016, respectively.
Cash Flows Provided by (Used in) Financing Activities - Continuing Operations. Net cash provided by (used in) financing activities was $(339) million and $2.5 billion for 2017 and 2016, respectively. During year ended December 31, 2017 we:

•	received $300 million proceeds from issuance of Series A Preferred Units;

•	borrowed $2.7 billion and repaid $2.9 billion under our 2014 Revolver to fund daily operations;

•	paid $431 million in distributions to our unitholders, of which $251 million was paid to ETP and ETE collectively.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On January 24, 2018, we declared a quarterly distribution totaling $82 million, or $0.8255 per common unit based on the results for the three months ended December 31, 2017, excluding distributions to Class C unitholders. The distribution was paid on February 14, 2018 to all unitholders of record on February 6, 2018.
Cash Flows Provided by (Used in) Discontinued Operations.
Cash provided by (used in) discontinued operations was $93 million and $(2.6) billion for 2017 and 2016, respectively. Cash provided by discontinued operations for operating activities was $136 million for 2017 and $93 million for 2016. Cash used by discontinued operations for investing activities was $38 million for 2017 and $2.7 billion for 2016, of which $2.4 billion in 2017 were due to acquisitions. Changes in cash included in current assets held for sale was $(5) million for 2017 and $5 million 2016.
Capital Expenditures
Included in our capital expenditures for 2017 was $48 million in maintenance capital and $129 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.
We currently expect to spend approximately $90 million on growth capital and $40 million on maintenance capital for the full year 2018.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of December 31, 2017, we had $765 million borrowed on the 2014 Revolver compared to $1.0 billion borrowed at December 31, 2016. Further, as of December 31, 2017, we had $2.2 billion outstanding under our Senior Notes and $1.2 billion outstanding under our Term Loan. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions. Our contractual obligations as of December 31, 2017 were as follows:

	Payments Due by Years
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt obligations, including current portion (1)	$4,324	$6	$2,619	$812	$887
Interest payments (2)	760	230	332	161	37
Operating lease obligations (3)	812	74	123	101	514
Total	$5,896	$310	$3,074	$1,074	$1,438
_______________________________

(1)
Payments include required principal payments on our debt, capital lease obligations and sale leaseback obligations (see Note 10 to our Consolidated Financial Statements). Assumes the balance of the 2014 Revolver, of which the balance at December 31, 2017 was $765 million, remains outstanding until the 2014 Revolver matures in September 2019.

(2)
Includes interest on outstanding debt, capital lease obligations and sale leaseback financing obligations. Includes interest on the 2014 Revolver balance as of December 31, 2017 and commitment fees on the unused portion of the facility through September 2019 using rates in effect at December 31, 2017.

(3)	Includes minimum rental commitments under non-cancelable leases.
On January 23, 2018, we completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028. The Partnership used proceeds from the private offering to redeem our senior notes existing as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 53 positions, representing 2 million gallons, outstanding at December 31, 2017 with an aggregated unrealized loss of $1 million.
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
At December 31, 2017, we had goodwill recorded in conjunction with past business acquisitions and “push down” accounting totaling $1.4 billion. Under GAAP, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have four reporting units that are appropriate for testing goodwill impairment.
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
During 2017, Sunoco LP announced the sale of a majority of the assets in its retail and Stripes reporting units. These reporting units include the retail operations in the continental United States but excludes the retail convenience store operations in Hawaii that comprise the Aloha reporting unit. Upon the classification of assets and related liabilities as held for sale, Sunoco LP’s management applied the measurement guidance in ASC 360, Property, Plant and Equipment, to calculate the fair value less cost to sell of the disposal group. In accordance with ASC 360-10-35-39, management first tested the goodwill included within the disposal group for impairment prior to measuring the disposal group’s fair value less the cost to sell. In the determination of the classification of assets held for sale and the related liabilities, management allocated a portion of the goodwill balance previously included in the Sunoco LP retail and Stripes reporting units to assets held for sale based on the relative fair values of the business to be disposed of and the portion of the respective reporting unit that will be retained in accordance with ASC 350-20-40-3. The amount of goodwill allocated to assets held for sale was approximately $796 million and $1.1 billion as of December 31, 2017 and 2016, respectively. The remainder of the goodwill was allocated to the retained portion of the retail and Stripes reporting units, which is comprised of Sunoco LP’s ethanol plant, credit card processing services, franchise royalties and retail stores the Partnership continues to operate in the continental United States. This amount, inclusive of the portion of the Aloha reporting unit that represents retail activities, was approximately $678 million and $780 million as of December 31, 2017 and 2016, respectively.
During 2017 management performed goodwill impairment testing on its reporting units included in assets held for sale resulting in impairment charges of $387 million. Of this amount, $102 million was allocated to the sites reclassified to continuing operations in the fourth quarter within the retail and Stripes reporting units. Once allocated, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the retail or Stripes reporting units as a result of these tests.
For goodwill included in the Aloha and Wholesale reporting units, which goodwill balances total $112 million and $732 million, respectively, and which were not classified as held for sale, no impairments were deemed necessary during 2017.
Additionally, we performed impairment tests on our indefinite-lived intangible assets during the fourth quarter of 2017 and recognized $13 million and $4 million of impairment charge on our contractual rights and liquor licenses primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.
Management does not believe that any of these goodwill balances in its reporting units is at significant risk of impairment as of December 31, 2017.
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
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2014 Revolver of $765 million and $1.2 billion under our Term Loan as of December 31, 2017. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 31, 2017 would be to change interest expense by approximately $20 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the twelve months ended December 31, 2017 and 2016.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $18 million at December 31, 2017.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks and transmix in storage. As of December 31, 2017, Sunoco LLC held approximately $334 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME, and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2017 fiscal year, Sunoco LLC maintained an average thirteen day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 53 positions representing 2 million gallons with an aggregated unrealized loss of $1 million outstanding at December 31, 2017.

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

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2017, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2017, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the“Partnership”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
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
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP

Dallas, Texas
February 23, 2018

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interests in our General Partner are solely owned by Energy Transfer Partners, L.L.C. (“ETP LLC”), a wholly owned subsidiary of Energy Transfer Equity, L.P. (“ETE”). Prior to August 20, 2015, the membership interests in our General Partner were solely owned by Energy Transfer Partners, L.P. (“ETP”). As the sole member of our General Partner, ETP LLC is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner's limited liability company agreement provides that our General Partner's Board of Directors (the “Board”) shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2017, the Board consisted of seven persons, three of whom qualify as “independent” under the listing standards of the New York Stock Exchange (“NYSE”) and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE's listing standards, SEC rules and our governance guidelines are James W. Bryant, W. Brett Smith and K. Rick Turner.
As a limited partnership, we are not required by the rules of the NYSE to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that the individuals appointed as directors have experience, skills and qualifications relevant to our business and have a history of service in senior leadership positions with the qualities and attributes required to provide effective oversight of the Partnership. Our Board met eleven times during fiscal year 2017 and each of our current directors, following their appointment, attended at least 75% of those meetings, and 75% of the meetings of any committees on which they served.
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
Committees of the Board of Directors
The Board has established standing committees to consider designated matters. The standing committees of the Board are: the audit committee and the compensation committee. The listing standards of the NYSE do not require boards of directors of publicly traded limited partnerships to be composed of a majority of independent directors, nor are they required to have a standing nominating or compensation committee. Notwithstanding, the Board has elected to have a standing compensation committee. We do not have a nominating committee in view of the fact that ETP LLC, which owns our General Partner, appoints the directors to our Board. The Board has adopted governance guidelines for the Board and charters for each of the audit and compensation committees.
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
The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investor-relations. The audit committee held four meetings during 2017.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Turner and includes Mr. Smith. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2017, neither Mr. Turner nor Mr. Smith was an officer or employee of affiliates of ETE, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Turner nor Mr. Smith is a former employee of affiliates of ETE. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investor-relations. The compensation committee held five meetings during 2017.
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

Name	Age	Position With Our General Partner
Matthew S. Ramsey	62	Chairman of the Board
Joseph Kim	46	President & Chief Executive Officer and Director
Arnold D. Dodderer	50	General Counsel & Assistant Secretary
Karl R. Fails	43	Senior Vice President, Chief Commercial Officer
Brian A. Hand	50	Senior Vice President, Chief Development & Marketing Officer
S. Blake Heinemann	64	Senior Vice President, Chief Sales Officer
Thomas R. Miller	57	Chief Financial Officer
James W. Bryant	84	Director
Christopher R. Curia	62	Director and Executive Vice President, Human Resources
Thomas E. Long	61	Director
W. Brett Smith	58	Director
K. Rick Turner	59	Director
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
Joseph Kim -President and Chief Executive Officer and Director. Mr. Kim was appointed to the Board in January 2018 and has served as President and Chief Executive Officer of our General Partner since January 2018. From June 2017 through December 2017, he served as President and Chief Operating Officer and prior to that served as Executive Vice President and Chief Development Officer since October 2015. Prior to joining the Partnership in October 2015, Mr. Kim held various executive positions, including Chief Operating Officer for Pizza Hut and Senior Vice President - Retail Strategy and Growth for Valero Energy. Prior to his 18 years with Pizza Hut and Valero, Mr. Kim worked for Arthur Anderson within both the Audit and Consulting business units. He is a graduate of Trinity University with a bachelor’s degree in Business Administration.
Arnold D. Dodderer - General Counsel & Assistant Secretary. Mr. Dodderer has served as General Counsel & Assistant Secretary of our General Partner since April 2017, as General Counsel since April 2016 and as General Counsel and Assistant Secretary of our affiliate, Sunoco, Inc., since April 2013. Between June 2007 and April 2013, Mr. Dodderer served in various capacities for Sunoco, Inc., including Assistant General Counsel and Chief Compliance Officer. Prior to joining Sunoco, Mr. Dodderer began his legal career in 2000 as an associate at the international law firm of K&L Gates. Mr. Dodderer earned a B.A. from the University of Arkansas and a J.D. from the University of Michigan.
Karl R. Fails - Senior Vice President, Chief Commercial Officer. Mr. Fails has served as Senior Vice President, Chief Commercial Officer of our General Partner since February 2018. He is responsible for all aspects of the petroleum and renewable fuel supply chain, including supply and trading activities, fuel pricing, product quality, trucking transportation and is also responsible for operations at the Partnership’s ethanol plant and transmix processing facilities. Mr. Fails previously held the position of Executive Vice President - Supply & Trading from January 2017 to January 2018 and held various other leadership positions during his tenure at the Partnership and Sunoco, Inc. Prior to joining Sunoco, Inc. in 2010, Mr. Fails served in various operations and engineering roles in the refining business for both

Valero Energy and Exxon. He holds Bachelor’s degrees in Chemical Engineering and Math from Brigham Young University and a Master of Business Administration degree from the University of California, Berkeley.
Brian A. Hand - Senior Vice President, Chief Development & Marketing Officer. Mr. Hand has served as Senior Vice President, Chief Development & Marketing Officer of our General Partner since February 2018. He is responsible for mergers, acquisitions, strategic divestments, all aspects of marketing, integration, electronic payments, procurement and analytics. Mr. Hand previously held the position of Chief Procurement Officer at various Partnership subsidiaries and also held various other leadership positions during his tenure with the Partnership and Sunoco, Inc. Prior to joining Sunoco, Inc. in 2010, Mr. Hand served in various leadership positions at Hewlett Packard, Blockbuster, Inc. and Cingular Wireless (now AT&T Mobility). He holds a Bachelor’s degree in Accounting and Business Management from Lebanon Valley College and a Master of Business Administration degree from Widener University.
S. Blake Heinemann - Senior Vice President, Chief Sales Officer. Mr. Heinemann has served as Senior Vice President, Chief Sales Officer of our General Partner since February 2018. He is responsible for all branded/unbranded wholesale distribution, dealers, performance products and sales. Mr. Heinemann previously served as Executive Vice President, Operations East from April 2016 to February 2018 and as Executive Vice President, Retail Operations, East from April 2015 to April 2016. He joined Sunoco, Inc. in March 1997 as company operations division manager and has extensive experience in the retail petroleum and convenience store industry. Prior to joining Sunoco, Inc., Mr. Heinemann had both line and staff experience at Ultramar Corporation, Amerada Hess Corporation and Mobil Oil Corporation. He holds a B.S. in Business Administration from California State University and an M.B.A. from Loyola Marymount University.
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
James W. Bryant - Director. Mr. Bryant was appointed to the Board in April 2015. Mr. Bryant serves on our audit committee. Mr. Bryant is a chemical engineer and has more than 40 years of experience in all phases of the natural gas business, specifically in the engineering and management of midstream facilities. Mr. Bryant was a founder of, and currently serves as Chief Executive Officer of Producers Midstream LP, a position he has held since October 2016. Mr. Bryant previously served as a director of Regency GP LLC, the general partner of Regency Energy Partners LP, from July 2010 to April 2015 and was Chairman of the Regency board from April 2014 to April 2015. He also served as a partner and member of the board of directors for Cardinal Midstream, LLC from September 2008 until April 2013, and since then formed JWB Cardinal Investments. Prior to that, he was a co-founder of Cardinal Gas Solutions LP and Regency Gas Services, LLC. Mr. Bryant received a bachelor’s degree in chemical engineering from Louisiana Tech University. Mr. Bryant was selected to serve as a member of the Board based on his more than 40 years of experience in the energy industry as well as his experience as a director on the boards of other public companies.
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

W. Brett Smith - Director. Mr. Smith was appointed to the Board in March 2016. Mr. Smith serves on our audit and compensation committees. He has served as President and Managing Partner of Rubicon Oil & Gas, LLC since October 2000. He has also served as President of Rubicon Oil & Gas II, LP since May 2005, President of Quientesa Royalty LP since February 2005 and President of Action Energy LP since October 2008. Mr. Smith was President of Rubicon Oil & Gas, LP from October 2000 to May 2005. Previously, he served as Vice President with Collins & Ware, Inc. from 1998 to September 2000 and was responsible for land and exploration since the firm’s inception. For more than 30 years Mr. Smith has been active in assembling exploration prospects in the Permian Basin, Oklahoma, New Mexico and the Rocky Mountain areas. Mr. Smith received a Bachelor of Science Degree from the University of Texas. Mr. Smith was selected to serve on our Board based on his extensive experience in the energy industry, including his past experiences as an executive with various energy companies.
K. Rick Turner - Director. Mr. Turner was appointed to the Board in August 2014. Mr. Turner chairs our audit and compensation committees. Mr. Turner is presently a managing director of Altos Energy Partners, LLC. Mr. Turner previously was a private equity executive with several groups after having retired from the Stephens’ family entities, which he had worked for since 1983. He first became a private equity principal in 1990 after serving as the Assistant to the Chairman, Jackson T. Stephens. His areas of focus have been the oil and gas exploration, natural gas gathering and processing industries, and power technology. Prior to joining Stephens, he was employed by Peat, Marwick, Mitchell and Company. Mr. Turner also serves on the board of directors of ETE, and AmeriGas Partners LP. Mr. Turner earned his B.S.B.A. from the University of Arkansas and is a non-practicing Certified Public Accountant. Mr. Turner was selected to serve as a member of the Board based on his industry knowledge, his background in corporate finance and accounting, and his experience as a director and audit committee member on the boards of several other companies.
Section 16(a) Beneficial Ownership Reporting Compliance
Each director and executive officer (and, for a specified period, certain former directors and executive officers) of our General Partner and each holder of more than 10 percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2017, with the exception of a late filing of two Form 4s for Ms. McKinley.
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
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2017 fiscal year are the following officers of our General Partner:

Name	Principal Position
Robert W. Owens (1)	Chief Executive Officer
Joseph Kim	President and Chief Operating Officer (2)
Thomas R. Miller	Chief Financial Officer
S. Blake Heinemann	Executive Vice President, Operations — East
Cynthia A. Archer (3)	Executive Vice President and Chief Marketing Officer
R. Bradley Williams (4)	Executive Vice President, Operations — West

(1)
Mr. Owens, Chief Executive Officer of our General Partner, retired effective December 31, 2017. Mr. Owens entered into a consulting agreement with the Partnership which became effective January 1, 2018 whereby Mr. Owens shall provide consulting and advisory duties to the Partnership as requested by the Chairman on the Board of our General Partner.

(2)	Effective January 1, 2018, Mr. Kim was appointed President and Chief Executive Officer of our General Partner.

(3)	Ms. Archer, Executive Vice President and Chief Marketing Officer of our General Partner, retired effective December 31, 2017.

(4)
Mr. Williams, Executive Vice President, Operations — West of our General Partner, left the Partnership in connection with sale of our retail stores (the “Retail Divestiture”) to 7-Eleven Inc. (“7-Eleven”) in January 2018.

Effective December 31, 2017, Mr. Owens and Ms. Archer retired from our General Partner and terminated their respective employment. In recognition of their services to the Partnership and in consideration of certain covenants in favor of the Partnership, Mr. Owens entered into a Separation and Restricted Covenant Agreement and Full Release of Claims (the "Owens Separation Agreement") and Ms. Archer entered into a Separation Agreements and Full Release of Claims (the "Archer Separation Agreement"), which became effective in January 2018. The agreements provided for the following:
•Owens Separation Agreement:

•	A separation payment to Mr. Owens of a lump sum total gross amount equal to $636,480, less all required government payroll deductions, which is an amount equal to one year of Mr. Owens' base salary;

•	An additional lump sum payment to Mr. Owens of $795,600, less all required government payroll deductions, which is an amount intended to be equivalent to Mr. Owens' target bonus award for 2017;

•	Payment by the Partnership of the full cost of Mr. Owens' premium for continued health insurance coverage under Sunoco LP’s health insurance plan for a period of twelve months; and

•	Accelerated vesting of:

◦	91,540 Sunoco LP restricted phantom unit awards and 6,000 ETP restricted unit awards in January 2018;

◦	45,770 Sunoco LP restricted phantom unit awards and 6,000 ETP restricted unit awards in January 2019; and

◦	45,770 Sunoco LP restricted phantom unit awards in January 2020.
Mr. Owens will continue to receive DERs on the restricted phantom units and restricted units subject to accelerated vesting until such time as the units either accelerate in accordance with the Owens Separation Agreement or are forfeited as a result of breach of the Owens Separation Agreement by Owens. Future vesting of the restricted phantom units and the restricted units require compliance with the two (2) year non-compete and non-solicit restrictive covenants contained in the Owens Separation Agreement. In addition, we retain the right in the event of a breach of the restrictive covenants to terminate any future acceleration of units and to seek repayment of the units initially accelerated upon effectiveness of the Owens Separation Agreement.

•Archer Separation Agreement:

•
Bi-weekly severance payments under the Sunoco GP LLC Severance Plan ("SUN Severance Plan") to Ms. Archer of total gross amount equal to $367,200, less all required government payroll deductions, which is an amount equal to one year of Ms. Archer's base salary;

•	An additional lump sum payment to Ms. Archer of $293,760, less all required government payroll deductions, which is an amount intended to be equivalent to Ms. Archer's target bonus award for 2017;

•
Payment by the Partnership of the full cost of Ms. Archer's premium for continued health insurance coverage under Sunoco LP’s health insurance plan and the Consolidated Omnibus Budget Reconciliation Act for a period of six months; and

•	Accelerated vesting of 31,064 Sunoco LP restricted phantom unit awards and 2,100 ETP restricted unit awards in January 2018.
The accelerated vesting of the restricted phantom units and the restricted units require compliance with the two (2) year non-compete and non-solicit restrictive covenants contained in the Archer Separation Agreement. In addition, we retain the right in the event of a breach of the restrictive covenants to seek repayment of the units initially accelerated upon effectiveness of the Archer Separation Agreement.
In connection with the Retail Divestiture, we entered into a Retention Agreement with Mr. Williams (“Williams Agreement”). We entered into the Williams Agreement in order to retain Mr. Williams as part of our leadership team through closing of the Retail Divestiture and in consideration of the benefits to the Partnership and our General Partner if Mr. Williams remains with 7-Eleven, including helping to ensure a smooth transition of the retail operations and implementation of the post-closing relationship with 7-Eleven. The Williams Agreement provided for certain payments and acceleration of outstanding restricted phantom units and restricted units provided that Williams remained employed through the closing of the Retail Divestiture and for a period of six (6) months after closing with 7-Eleven. Under the terms of the Williams Agreement, Mr. Williams, if he remained employed through closing of the Retail Divestiture, would receive:

(i)	an amount equivalent to his 2017 target bonus award;

(ii)	an amount equivalent to his target bonus award for 2018 pro-rated for the number of days in 2018 prior to the closing of the Retail Divestiture; and

(iii)	Acceleration of 15,000 Sunoco LP restricted phantom unit awards and 2,400 ETP restricted unit awards.
In addition, if Mr. Williams remains employed with 7-Eleven for a period of six (6) months after closing of the Retail Divestiture, he would be eligible to receive acceleration of an additional 10,000 Sunoco LP restricted phantom units. Mr. Williams will continue to receive DERs on the additional 10,000 restricted phantom units until such time as they either accelerate in accordance with the Williams Agreement or are forfeited as a result of breach of the Williams Agreement by Williams.
All remuneration to be received by Williams under the Williams Agreement was/is subject to execution and non-revocation of a Separation Agreement and Full Release of Claims (the “Williams Separation Agreement”) by Williams and a Supplemental Release at the time of the acceleration of the additional restricted phantom units after closing of the Retail Divestiture. At closing of the Retail Divestiture, Mr. Williams executed the Williams Separation Agreement and he received:

(i)	$266,506, less all required government payroll deductions, which is an amount intended to be equivalent to Mr. Williams’ target bonus award for 2017;

(ii)
$16,063, less all required government payroll deductions, which is an amount intended to be equivalent to Mr. Williams’ target bonus award for 2018 pro-rated for the number of days Mr. Williams was employed by us in 2018 prior to closing of the Retail Divestiture; and

(iii)	Accelerated vesting of 15,000 Sunoco LP restricted phantom unit awards and 2,400 ETP restricted unit awards in February 2018.
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

Compensation Philosophy and Objectives
Our compensation philosophy and objectives are consistent with those set by ETP and ETE and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or “at-risk” compensation. We also share ETP and ETE's philosophy that executives' total compensation levels should be competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for our NEOs that provides for an annual base compensation rate slightly below the median market (i.e., approximately the fortieth percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market for similarly situated retail businesses. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted phantom unit awards under the LTIP, which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders.
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

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based or “at-risk” compensation; and

•	reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2017, the compensation paid to our named executive officers consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted phantom unit awards under the equity incentive plan;

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted phantom unit awards under our equity incentive plan;

•	vesting of previously issued time-based restricted unit awards issued pursuant to equity incentive plans of affiliates;

•	401(k) plan employer contributions; and

•	severance payments where applicable.
Methodology
Periodically, we engage a third-party consultant to provide the compensation committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. In 2015, Towers Watson was engaged to (i) provide market information for compensation levels at peer companies in order to assist our compensation committee in its determination of compensation levels for senior management, including our named executive officers; (ii) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (iii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iv) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy during the year ended December 31, 2015. The Partnership was reviewed by Towers Watson through various metrics in order to recognize the Partnership’s unique structure, including the facts that (i) the Partnership receives certain shared-service support from ETE and ETP; and (ii) in other functions, the Partnership operates as an independent publicly-traded organization. As such, Towers Watson reviewed certain of our executive officers, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Towers Watson considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Towers Watson covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate, officer, subsidiary officer or shared service function) given the unique characteristics of our structure.
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
For 2017, the compensation committee continued to use the results of the 2015 Towers Watson compensation analysis, adjusted to account for general inflation and information obtained from other sources, such as 2017 third party survey results, in its determination of compensation levels for executives, including our named executive officers, as appropriate prior to the announcement of the Retail Divestiture. After announcement of the Retail Divestiture and in connection with certain restructuring of the senior leadership team after the announced retirements of Mr. Owens and Ms. Archer, the compensation committee engaged Longnecker and Associates (“Longnecker”), the independent compensation advisor to ETE and ETP GP to provide targeted market review and benchmarking for the identified members of the senior leadership team after closing of the Retail Divestiture, including with respect to Messrs. Kim, Miller and Heinemann. The compensation committee relied on the results of the Longnecker benchmarking for determinations of bonus and long-term incentive targets for 2017 for Messrs. Kim, Miller and Heinemann and for an updated total compensation package for Mr. Kim in connection with his appointment as President and Chief Executive Officer, effective January 1, 2018.
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
During the 2017 merit review process in July, the compensation committee approved base salary increases of 2.5% to Mr. Kim to $392,063 from his previous level of $382,500, 2.5% to Mr. Miller to $328,000 from his previous level of $320,000, and 2.5% to each of Messrs. Heinemann and Williams to $337,566 from their previous level of $329,332. As they had announced their planned retirements, neither Mr. Owens or Ms. Archer received a merit adjustment to their salary in 2017.
The 2.5% increase for the named executive officers discussed above reflects base salary increases consistent with the 2.5% annual merit increase pool set for all employees of the ETP GP, ETE and their affiliates for 2017 by the respective compensation committees.
In addition, the compensation committee, in recognition of his new role as President and Chief Executive Officer approved a base salary of $500,000 for Mr. Kim, effective as of January 1, 2018, which new base salary represented and approximately 27.5% increase from his prior level of $392,063. The adjustment of Mr. Kim’s base salary was approved after review of the Longnecker study and discussions with our General Partner.
Annual Bonus. In addition to base salary, the compensation committee makes a determination whether to award our named executive officers discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. These discretionary bonuses for our named executive officers are provided under the Energy Transfer Partners, L.L.C. Annual Bonus Plan (the “Bonus Plan”). Under the Bonus Plan, the compensation committee’s evaluation of performance and determination of an overall available bonus pool is based on the combined business segments internal earnings target generally based on targeted EBITDA (the “Earnings Target”) budget and the performance of each department compared to the applicable departmental budget (with such performance measured based on the specific dollar amount of general and administrative expenses set for each department). The two performance criteria are weighted 75 percent on internal Earnings Target budget criteria and 25 percent on internal department financial budget criteria. Internal Earnings Target is the primary performance factor in determining annual bonuses, while internal department financial budget criteria is considered to ensure that the Partnership is effectively managing general and administrative costs in a prudent manner. In determining bonuses for named executive officers, the compensation committee takes into account whether the Partnership achieved or exceeded its targeted performance objectives. In the case of our named executive officers, they have a bonus pool target ranging from 100% to 150% percent of their respective annual base earnings (which amount reflects the actual base salary earned during the calendar year to reflect periods before and after any base salary adjustment) with the ability to fund up to an additional 20% above each named executive officer’s target bonus pool upon achievement of 110% of the internal Earnings Target and 110% of the internal department financial budgets. For 2017, the short-term annual cash bonus pool targets for Messrs. Kim, Miller and Heinemann were as follows: for Mr. Kim, 105% which represents an increase from his previous target of 80%; and 100% for Messrs. Miller and Heinemann which represents an increase from their prior targets of 80%. The increase for Mr. Kim was based on and related to his additional responsibilities as the President and Chief Operating Officer during 2017. The increases for Messrs. Miller and Heinemann were based on the results of the Longnecker benchmarking.
Messrs. Owens and Williams and Ms. Archer did not participate under the Bonus Plan for 2017 as they entered into their respective agreements concerning their retirements and separations from the Partnership. Prior to 2017, Mr. Owens has a bonus pool target ranging from 125% to 150% percent of his respective annual base earnings with a target of 125% upon 100% funding of the bonus pool. In order to reach the top of his bonus target range of 150% the Internal Earnings result must exceed 120% of the target.
In February 2018, the compensation committee certified Partnership results to achieve a bonus payout of 100%, which reflected the achievement of approximately 100.6% of the internal Earnings Target and 100% of the budget criteria in respect of 2017 performance under the Bonus Plan. The cash bonuses approved for Messrs. Kim, Miller and Heinemann were $406,259, $323,692, and $333,132, respectively. In approving the 2017 bonuses of the named executive officers, the compensation committee took into account the achievement by the Partnership with respect to its targeted performance objectives for 2017 and the individual performances of the named executive officers.
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
In December of 2017, consistent with the Partnership’s compensation methodology, all of the restricted phantom units granted, including to the named executive officers, provided for the vesting of 60 percent of the units at the end of the third year from the date of the grant and the vesting of the remaining 40 percent of the units at the end of the fifth year, subject to continued employment of the named executive officers through each specified vesting date. These restricted phantom unit awards entitle the grantee of the unit awards to receive, with respect to each Partnership common unit subject to such restricted unit award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our unitholders. In approving the grant of such unit awards, the compensation committee took into account a number of performance factors as well as the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In December 2017, the compensation committee granted restricted phantom units awards to Messrs. Kim, Miller and Heinemann 31,650 units, 18,500 units and 18,500 units, respectively. None of Messrs. Owens and Williams nor Ms. Archer received long-term incentive awards for 2017 as they entered in their respective agreements concerning their retirements and separations from the Partnership.
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
Sunoco GP LLC 401(k) Plan. Effective January 1, 2015, Sunoco GP LLC adopted a new 401(k) benefit plan (“Sunoco GP LLC 401(k)”) for the benefit of corporate services employees, including our NEOs, who provide services on our behalf. Under the terms of the 401(k) plan, employees can contribute up to 75% of their wages, subject to IRS limitations, which, for 2017 was $18,000 on maximum compensation of $270,000. Under the terms of the Sunoco GP LLC 401(k), the Partnership provides a matching contribution equal to 50% on the first 10% of each participant’s elective salary deferrals. Participants age 50 or over at any time in 2017 could elect to make a catch-up contribution of up to $6,000. Catch-up contributions are not eligible for a matching contribution from the Partnership. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.
Sunoco GP LLC Severance Plan. In addition, Sunoco GP LLC has also adopted the SUN Severance Plan, which provides for payment of certain severance benefits in the event of Qualifying Termination (as that term is defined in the SUN Severance Plan). In general, the Severance Plan provides payment of one (1) week of annual base salary for each year or partial year of employment service, up to a maximum of fifty-two weeks or one year of annual base salary (with a minimum of eight weeks of annual base salary) and up to three months of continued group health insurance coverage. The SUN Severance Plan also provides that additional benefits in addition to those provided under the Severance Plan may be paid based on special circumstances, which additional benefits shall be unique and non-precedent setting. The Severance Plan is available to all salaried employees on a nondiscriminatory basis; therefore, amounts that would be payable to the named executive officers upon a Qualified Termination have been excluded from “Compensation Tables - Potential Payments Upon a Termination or Change of Control” below. In addition with respect to the Retail Divestiture, specific benefits were adopted for non-store employees not offered employment with 7-Eleven and terminated by us in connection with the Retail Divestiture under SUN Severance Plan.
The benefit levels are summarized below:

Employee Level	Minimum Severance Pay	Maximum Severance Pay
Senior Manager or below	8 weeks of Base Pay	26 weeks of Base Pay
Director or Senior Director	16 weeks of Base Pay	39 weeks of Base Pay
Vice President and above	26 weeks of Base Pay	52 weeks of Base Pay
In addition, for employees terminated in connection with the Retail Divestiture (and not continuing employment with 7-Eleven) the compensation committee approved certain accelerated vesting of awards long-term incentive awards under the LTIP as follows:

Employee Level	Accelerated Vesting of Outstanding LTIP Awards
Senior Manager or below	30% of the unvested outstanding LTIP awards
Director or Senior Director	40% of the unvested outstanding LTIP awards
Vice President and above	50% of the unvested outstanding LTIP awards
As described above, Ms. Archer received benefits under the SUN Severance Plan, including a total amount equal to $367,200, less all required government payroll deductions, which is an amount equal to one year of Ms. Archer's base salary, which will be paid in bi-weekly installments. Also, the Partnership will pay the full cost of Ms. Archer's premium for continued health insurance coverage under Sunoco LP’s health insurance plan for a period of six months. In addition, Ms. Archer received an additional lump sum payment of $293,760, less all required government payroll deductions, which is an amount intended to be equivalent to Ms. Archer's target bonus award for 2017. In addition, Ms. Archer became entitled to accelerated vesting of 31,064 Sunoco LP restricted phantom unit awards and 2,100 ETP restricted unit awarded to Ms. Archer under the LTIP and the Second Amended and Restarted Energy Transfer Partners, L.P.

2008 Long-Term Incentive Plan (the “2008 ETP Plan”). The accelerated units represented consideration of Ms. Archer’s non-solicit/non-hire covenant in the Archer Separation Agreement after her termination of employment. As of her termination date, any other unvested restricted phantom units or restricted units not covered by the Archer Separation Agreement held by Ms. Archer were immediately forfeited.
Mr. Owens did not receive benefits under the SUN Severance Plan and in consideration for the remuneration provided under the Owens Separation Agreement waived and released the General Partner from any claims for benefits under the SUN Severance Plan.
Other ETP Sponsored Benefit Plans.
Our NEOs participate in certain retirement and deferred compensation plans sponsored by ETP or its affiliates as described below. The Partnership is not allocated any compensation expense nor does it make any contributions to the plans sponsored by ETP or its affiliates.
The Sunoco, Inc. Pension Restoration Plan. The Sunoco, Inc. Pension Restoration Plan is a non-qualified plan that provides for certain retirement benefits that otherwise would be provided under the SCIRP, except for the IRS limits. Effective June 30, 2010, Sunoco Inc. froze pension benefits (including accrued and vested benefits) payable under this plan for all salaried employees including our NEOs who participate in this plan (Ms. Archer and Mr. Heinemann). Ms. Archer’s retirement will trigger a payout of her balances under this plan. Her payment will be processed in July 2018 as Ms. Archer’s payout is subject to the deferred payment rule of IRC Section 409(a).
ETP Deferred Compensation Plan for Former Sunoco Executives. ETP established a deferred compensation plan in connection with its merger with Sunoco Inc. (the “Sunoco Executive DC Plan”). Pursuant to his offer letter from ETP, in connection with the Sunoco Merger, Mr. Owens waived any future rights or benefits to which he otherwise would have been entitled under both the Sunoco, Inc. Executive Retirement Plan (“SERP”), a non-qualified plan that provided supplemental pension benefits over and above benefits under both the SCIRP and the Pension Restoration Plan and the Sunoco Inc. Pension Restoration Plan, in return for which, the then present value, $6,655,750, of such deferred compensation benefits was credited to Mr. Owens’ account under the Sunoco Executive DC Plan. Mr. Owens’ account is 100% vested and was distributed in one lump sum payment upon his retirement. Mr. Owens’ account was credited with deemed earnings or losses based on hypothetical investment fund choices made by him among available funds. Mr. Owens was our only NEO eligible to participate in the Sunoco Executive DC Plan. Mr. Owens’ account balance will be paid out in July 2018 as Mr. Owens’ payout from the Sunoco Executive DC Plan is subject to the deferred payment rule of IRC Section 409(a).
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
Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the ETP NQDC Plan) of ETP, all ETP NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the ETP NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement. Ms. Archer participated in the ETP NQDC Plan and will receive a payout in connection with her retirement. Her payout will be processed in July 2018 as Ms. Archer’s payout from the ETP NQDC Plan is subject to the deferred payment rule of IRC Section 409(a).

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
Compensation Committee Interlocks and Insider Participation
Messrs. Turner and Smith are the only members of the compensation committee. During 2017, neither Messrs. Turner nor Smith was an officer or employee of affiliates of ETE, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Turner nor Smith is a former employee of affiliates of ETE.
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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Unit Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert W. Owens	2017	$636,480	$—	$—	$—	$62,912	$5,619,491	$6,318,883
Chief Executive Officer	2016	629,760	708,480	2,192,764	—	794,960	66,175	4,392,139
	2015	611,077	763,846	4,446,828	—	—	10,543	5,832,294
Joseph Kim	2017	386,913	406,259	897,278	—	—	9,884	1,700,334
President and Chief Operating Officer	2016	378,462	272,492	607,425	—	—	3,797	1,262,176
Thomas M. Miller	2017	323,692	323,692	524,475	—	—	9,430	1,181,289
Chief Financial Officer	2016	196,923	230,400	1,021,650	—	—	22,208	1,471,181
S. Blake Heinemann	2017	333,132	333,132	524,475	—	—	12,294	1,203,033
Executive Vice President, Operations — East	2016	325,855	234,616	534,000	—	—	12,182	1,106,653
	2015	318,635	254,908	976,596	—	—	11,128	1,561,267
Cynthia A. Archer	2017	367,200	—	—	—	34,919	1,599,345	2,001,464
Executive Vice President and Chief Marketing Officer	2016	363,323	261,593	587,400	—	5,703	12,592	1,230,611
	2015	349,716	279,773	1,082,758	—	—	11,374	1,723,621
R. Bradley Williams	2017	333,132	—	—	—	—	9,000	342,132
Executive Vice President, Operations — West	2016	325,855	234,616	534,000	—	—	9,000	1,103,471
	2015	318,937	255,150	1,053,953	—	—	9,000	1,637,040
_________________________________________________

(1)
For comparative purposes, the above table provides a summary of the total compensation for each NEO for each of 2015, 2016 and 2017. In accordance with the terms of our partnership agreement, we reimburse our General Partner and its affiliates for compensation related expenses attributable to the portion of the named executive officer’s time dedicated to providing services to us. For 2015, ETP and their affiliates allocated to us (i) 56%, 50%, 15% and 50% of the cash compensation expense associated with the services performed by Mr. Owens, Ms. Archer, Mr. Heinemann and Mr. Williams, respectively, and (ii) 100% of the grant date fair value of phantom unit awards made under the LTIP Plan to the NEOs and directors in 2015. The remainder of the compensation expense for Mr. Owens in 2015 and for the remainder of the named executive officers in 2015 was primarily allocated to the retail and wholesale businesses of ETP, which businesses were contributed to us in 2015 and 2016. For 2016 and 2017, amounts reported herein reflect (i) 100% of the cash compensation expense associated with the NEO’s services and (iii) 100% grant date value of phantom unit awards associated with the services performed by each of the NEOs and directors. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period.

(2)
The discretionary cash bonus amounts for our named executive officers for 2017 reflect cash bonuses approved by the Compensation Committee in February 2018 that are expected to be paid in March 2018. Mr. Owens and Ms. Archer each retired on December 31, 2017 and received a payment designed to be equivalent to 100% of their targeted bonus in accordance with their respective separation agreements. Mr. Williams left the Partnership upon completion of the 7-Eleven Retail Divestiture and received a payment designed to be equivalent to 100% of his target for 2017 and pro-rated for the portion of the year that he was employed by Sunoco in 2018 in accordance with his Retention Agreement.

(3)
The amounts reported for unit awards represent the full grant date fair value of phantom units granted to each of our NEOs, calculated in accordance with the accounting guidance on share-based payments.

(4)
The details of amounts listed as “All Other Compensation” are presented in the “All Other Compensation” table below. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2017, distribution payments in connection with distribution equivalent rights totaled $851,774 for Mr. Owens, $197,856 for Mr. Kim, $113,919 for Mr. Miller, $239,560 for Mr. Heinemann, $254,551 for Ms. Archer and $197,889 for Mr. Williams.

All Other Compensation

Name	Year	Perquisites and Other Personal Benefits ($) (1)	Matching Contributions to 401(k) and Deferred Compensation Plans ($) (2)	Severance Payments (3)	Other ($) (4)	Total
Robert W. Owens	2017	$61,529	$6,120	$5,546,724	$5,118	$5,619,491
	2016	54,861	6,000	—	5,314	66,175
	2015	—	6,309	—	4,234	10,543
Joseph Kim	2017	—	9,000	—	884	9,884
	2016	—	2,942	—	855	3,797
Thomas M. Miller	2017	2,331	5,023	—	2,077	9,431
	2016	20,928	—	—	1,280	22,208
S. Blake Heinemann	2017	—	9,000	—	3,294	12,294
	2016	—	9,000	—	3,182	12,182
	2015	—	9,000	—	2,128	11,128
Cynthia A. Archer	2017	5,872	9,000	1,580,810	3,663	1,599,345
	2016	—	9,000	—	3,592	12,592
	2015	—	9,000	—	2,374	11,374
R. Bradley Williams	2017	—	9,000		—	9,000
	2016	—	9,000	—	—	9,000
	2015	—	9,000	—	—	9,000
 _________________________________________________

(1)
The amounts in this column reflect relocation costs for Mr. Owens and health insurance premiums in connection with their respective severance agreements of $11,160 and $5,046, respectively, for Mr. Owens and Ms. Archer.

(2)
The amounts in this column reflect the Partnership's matching contributions to the 401(k) plan. Each of our NEOs is eligible to participate in a 401(k) plan that is generally available to all employees. The amounts deferred by the executive officers under the 401(k) plan are fully vested at all times.

(3)
Mr. Owens and Ms. Archer retired as of December 31, 2017. Mr. Owens received a lump sum separation payment after his separation agreement became effective and Ms. Archer will receive bi-weekly payments of her severance amount and such payments began in January 2018 after her separation agreement became effective.  Each received/will receive accelerated vesting of Sunoco LP and ETP unit award contingent upon their compliance with a restrictive covenants described in their separation agreements, the fair value of as of December 31, 2017 is included above ($4,114,644 for Mr. Owens and $919,850 for Ms. Archer).

(4)	The amounts in this column reflect the dollar value of life insurance premiums paid for the benefit of the named executive officers.
Grants of Plan-Based Awards
For Fiscal Year Ended December 31, 2017
The table below reflects awards granted to our NEOs under the LTIP during 2017.

Name	Grant Date	Type of Award (1)	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards ($) (1)
				Threshold (#)	Target (#)	Maximum (#)
Joseph Kim	12/21/2017	Phantom units	12/21/2017	—	—	—	31,650	$897,278
Thomas R. Miller	12/21/2017	Phantom units	12/21/2017	—	—	—	18,500	524,475
S. Blake Heinemann	12/21/2017	Phantom units	12/21/2017	—	—	—	18,500	524,475
_________________________________________________

(1)
The restricted phantom units granted in December 2017 vest 60% in December 2020 and 40% in December 2022. The reported grant date fair value of stock awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18–

Unit-Based Compensation in our Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
Outstanding Equity Awards at December 31, 2017
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2017.

		Unit Awards (1)
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert W. Owens (3)	12/29/2016	82,126	$2,332,378	—	$—
	12/16/2015	65,290	1,854,236	—	—
	1/26/2015	15,664	444,858	—	—
	11/10/2014	20,000	568,000	—	—
Joseph Kim	12/21/2017	31,650	898,860	—	—
	12/29/2016	22,750	646,100	—	—
	12/16/2015	13,888	394,419	—	—
	10/26/2015	20,000	568,000	—	—
Thomas R. Miller	12/21/2017	18,500	525,400	—	—
	12/29/2016	19,500	553,800	—	—
	5/26/2016	15,000	426,000	—	—
S. Blake Heinemann (4)	12/21/2017	18,500	525,400	—	—
	12/29/2016	20,000	568,000	—	—
	12/16/2015	14,780	419,752	—	—
	1/26/2015	2,808	79,747	—	—
	11/10/2014	10,000	284,000	—	—
Cynthia A. Archer (5)	12/29/2016	12,987	368,831	—	—
	12/16/2015	9,888	280,819	—	—
	1/26/2015	2,189	62,168	—	—
	11/10/2014	6,000	170,400	—	—
R. Bradley Williams (6)	12/29/2016	20,000	568,000	—	—
	12/16/2015	16,080	456,672	—	—
	1/26/2015	3,540	100,536	—	—
	11/10/2014	6,000	170,400	—	—
_________________________________________________

(1)	Common unit awards outstanding vest as follows:
•at a rate of 60% in December 2020 and 40% in December 2022 for awards granted in December 2017;
•at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016;
•at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in May 2016 and December 2015; and
•100% in December 2019 for all other awards.

(2)	Based on the closing market price of our common units of $28.40 on December 29, 2017.

(3)
Mr. Owens also had 12,000 unvested ETP unit awards outstanding at December 31, 2017 with a market value of $215,040 based on the closing market price of ETP’s common units of $17.92 on December 29, 2017. In connection with the Owens Severance Agreement, certain units outstanding at December 31, 2017 will accelerate as follows:

◦	91,540 Sunoco LP unit awards and 6,000 ETP unit awards in January 2018;

◦	45,770 Sunoco LP unit awards and 6,000 ETP unit awards in January 2019; and

◦	45,770 Sunoco LP unit awards in January 2020.

(4)
Mr. Heinemann also had 4,200 unvested ETP unit awards outstanding at December 31, 2017 with a market value of $75,264 based on the closing market price of ETP’s common units of $17.92 on December 29, 2017.

(5)
Ms. Archer also had 2,100 unvested ETP unit awards outstanding at December 31, 2017 with a market value of $37,632 based on the closing market price of ETP’s common units of $17.92 on December 29, 2017. In connection with the Archer Severance Agreement, accelerated vesting of 31,064 Sunoco LP unit awards and 2,100 ETP unit awards will occur in January 2018.

(6)
Mr. Williams also had 2,400 unvested ETP unit awards outstanding at December 31, 2017 with a market value of $43,008 based on the closing market price of ETP’s common units of $17.92 on December 29, 2017.

Units Vested
The following table provides information regarding the vesting of SUN restricted phantom units and ETP restricted units held by certain of our NEOs during 2017. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Sunoco LP restricted phantom unit vestings:
Robert W. Owens	53,496	$1,592,576
S. Blake Heinemann	20,472	609,451
Cynthia A. Archer	20,472	609,451
R. Bradley Williams	14,310	426,009
Joseph Kim	3,282	97,705
ETP restricted phantom unit vestings:
S. Blake Heinemann	2,100	34,287
Robert W. Owens	18,000	293,886
Cynthia A. Archer	2,100	34,287
_________________________________________________

(1)
Amounts presented represent the number of unit awards vested during 2017 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of Sunoco LP or ETP’s respective common units upon the vesting date.

Non-Qualified Deferred Compensation
Our NEOs are eligible to participate, and do participate, in a non-qualified deferred compensation plan administered by ETP. The following table provides the voluntary salary deferrals made by the named executive officers in 2017 under the ETP NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Robert W. Owens	$—	$—	$62,912	$—	$6,193,463
Joseph Kim	—	—	—	—	—
Thomas R. Miller	—	—	—	—	—
S. Blake Heinemann	—	—	—	—	—
Cynthia A. Archer	—	—	34,919	—	159,673
R. Bradley Williams	—	—	—	—	—
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

In addition, beginning in October 2014, all awards contain a partial acceleration of vesting for qualified retirement, whereby a recipient who voluntarily retires after at least ten years of service would be eligible for (i) vesting of 40% of the outstanding award, if the recipient retires at age 65 to 68, or (ii) vesting of 50% of the outstanding award, if the recipient is over the age of 68 upon retirement. Currently none of our NEOs are eligible for partial acceleration upon retirement. The acceleration of these awards at retirement is subject to the provisions of IRC Section 409(a) and such accelerated units shall not be delivered before the earlier of (i) the day that is six months plus one day after the date of separation from service or (ii) the tenth (10th) day after the date of the recipient’s death.
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
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the phantom units held by our NEOs on December 31, 2017:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Robert W. Owens	Unit Vesting	$5,199,472	$—	$5,199,472	$444,858
Joseph Kim	Unit Vesting	2,507,379	—	2,507,379	—
Thomas R. Miller	Unit Vesting	1,505,200	—	1,505,200	—
S. Blake Heinemann	Unit Vesting	1,876,899	—	1,876,899	—
Cynthia A. Archer	Unit Vesting	882,218	—	882,218	—
R. Bradley Williams	Unit Vesting	1,295,608	—	1,295,608	—

_________________________________________________

(1)
The amounts reflected above represent the product of the number of phantom units that were subject to vesting/restrictions on December 29, 2017 multiplied by the closing price of our common units of $28.40 on that date.

CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Mr. Owens, our Chief Executive Officer and the annual total compensation of our employees.
For the 2017 calendar year:
The annual total compensation of Mr. Owens, as reported in the Summary Compensation Tables of this Item 11was $6,318,883; and
The median total compensation of the employees supporting our Partnership (other than Mr. Owens) was $25,287.
Based on this information, for 2017 the ratio of the annual total compensation of Mr. Owens to the median of the annual total compensation of the 20,048 employees supporting us as of December 31, 2017 was approximately 250 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:

1.
It was determined that, as of December 31, 2017, the applicable employee populations consisted of 20,048 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2017 that are required to be included in our employee population for the CEO pay ratio evaluation.

2.	To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2017.

3.
We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee”.

4.
Once we identified our median employee, we combined all elements of the employee’s compensation for 2017 resulting in an annual compensation of $25,287. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $5,452 and the employee’s 401(k) matching contribution and profit sharing contribution, as applicable estimated at $2,930 per employee).

5.	With respect to Mr. Owens, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table under this Item 11.
Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. In 2017, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $50,000; an annual cash retainer of $10,000 ($15,000 for the chair) for serving on our audit committee; an annual cash retainer of $5,000 ($7,500 for the chair) for serving on our compensation committee; a flat fee of $1,200 for each committee meeting attended; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of restricted phantom units under the LTIP equal to an aggregate of $100,000 divided by the closing price of SUN units on the date of grant. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board is entitled to receive a pro-rated restricted phantom unit award. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
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
The following table provides a summary of compensation paid to each of our current and former non-employee directors (and Messrs. Curia and Long) for 2017 service:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
James W. Bryant	$67,300	$100,008	$—	$—	$167,308
K. Rick Turner	82,100	100,008	—	—	182,108
W. Brett Smith	77,100	100,008	—	—	177,108
Thomas E. Long (3)	—	484,700	—	—	484,700
Christopher R. Curia (3)	—	338,811	—	—	338,811
____________________________________________

(1)	The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee.

(2)
The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2017, calculated in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 18–Unit-Based Compensation in our Notes to Consolidated Financial Statements. As of December 31, 2017, Mr. Turner had 8,564 outstanding restricted phantom units, Mr. Bryant had 7,617 outstanding restricted phantom units, Mr.

Long had 53,432 outstanding restricted phantom units, Mr. Smith had 6,166 outstanding restricted phantom units, and Mr. Curia had 31,898 outstanding restricted phantom units.

(3)
Messrs. Long (ETE's Group Chief Financial Officer) and Curia (our EVP-Human Resources and EVP-Chief Human Resources Officer of ETE), are entitled to receive grants of restricted phantom units pursuant to the LTIP in recognition of their commitment and contribution to us and our unitholders. The restricted phantom units were granted in December 2017 and will vest 60% in December 2020 and 40% in December 2022, subject to the terms of the award agreement. The awards of restricted phantom units to Messrs. Curia and Long in respect of their contribution to us represent a portion of their total awards as executive officers of ETE and the allocation of such percentage to us is in recognition of the portion of their total time spent on our business.

For 2018, the Board has approved modifications to the compensation of non-employee directors of our Board. The directors will receive an annual retainer fee of $100,000 in cash an increase from $50,000 in 2017. In addition, the chairman of the audit committee will receive an annual fee of $25,000 an increase from $15,000 in 2017 and the members of the audit committee will receive an annual fee of $15,000 an increase from $10,000. The chairman of the compensation committee will receive an annual fee of $15,000 an increase from 7,500 in 2017 and the members of the compensation committee receive an annual fee of $7,500 an increase from $5,000 in 2017. The fees for membership on the Conflicts Committee will continue to be determined on a per instance basis for each Conflicts Committee assignment.
Additionally for 2018, annual grants of restricted phantom units will remain equal to an aggregate of $100,000 to be divided by the closing price of our Common Units on the date of grant, which will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
The proposed compensation changes for the non-employee directors for 2018 were developed in consultation with Mr. Warren after considering the results of a review of directors’ compensation by Longnecker during 2017

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of common units and Class C units of the Partnership that are issued and outstanding as of February 16, 2018 and held by:

•	each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C units;

•	each director, director nominee and named executive officer of our general partner; and

•	all of our directors and executive officers of our general partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (7)	Percentage of Commons Units Beneficially Owned	Class C Units Beneficially Owned	Percentage of Class C Units Beneficially Owned	Percentage of Common and Class C Units Beneficially Owned
ETP (2)	26,200,809	31.8%	—	—	26.5%
Oppenheimer Funds, Inc. (6)	13,398,674	16.2%	—	—	13.6%
Stripes LLC	—	—	5,624,527	34.3%	5.7%
Stripes No. 1009 LLC	—	—	5,544,140	33.8%	5.6%
Aloha Petroleum Ltd (4)	—	—	5,242,113	31.9%	5.3%
Citigroup Inc. (3)	3,633,415	4.4%	—	—	3.7%
ETE (2)	2,263,158	2.7%	—	—	2.3%
Goldman Sachs Asset Management (5)	1,027,948	1.2%	—	—	1.0%
Robert W. Owens	86,571	*	—	—	*
R. Bradley Williams	21,742	*	—	—	*
Cynthia A. Archer	34,019	*	—	—	*
S. Blake Heinemann	13,374	*	—	—	*
Joseph Kim	8,718	*	—	—	*
K. Rick Turner (8)	3,669	*	—	—	*
Christopher R. Curia	1,539	*	—	—	*
Matthew S. Ramsey	1,118	*	—	—	*
James W. Bryant	832	*	—	—	*
Thomas E. Long	—	—	—	—	—
Thomas R. Miller	—	—	—	—	—
W. Brett Smith	—	—	—	—	—
All executive officers and directors as a group (fifteen persons)	184,698	*	—	—	*
____________________________________________

*	Represents less than 1%.

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

(6)
The information contained in the table and this footnote with respect to Oppenheimer Funds, Inc. is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 5, 2018. The business address of the reporting party is Two World Financial center, 225 Liberty Street, New York, New York 10281.

(7)
Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 16, 2018, there were 82,487,330 common units and 16,410,780 Class C Units deemed to be beneficially owned for purposes of the above table.

(8)
Includes 1,000 common units held by the Turner Family Partnership. Mr. Turner disclaims beneficial ownership of these securities, except to the extent of his interest as the general partner of the partnership.

The following table sets forth, as of February 16, 2018, the number of common units of ETP and ETE owned by each of the directors and current executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	ETP Common Units Beneficially Owned†		ETE Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)	Number of Common Units (2)		Percentage of Total Common Units (3)
Cynthia A. Archer	20,420	*	4,500		*
Robert W. Owens	73,147	*	—		—
Thomas R. Miller	—	—	—		—
S. Blake Heinemann	7,266	*	—		—
R. Bradley Williams	4,429	*	3,158		*
James W. Bryant	3,003	*	239,696		*
Christopher R. Curia	61,415	*	29,683		*
Matthew S. Ramsey	23,033	*	52,317		*
K. Rick Turner	10,651	*	452,072	(4)	*
Joseph Kim	6,500	*	—		—
W. Brett Smith	14,800	*	15,445		*
Thomas E. Long	51,869	*	—		—
All executive officers and directors as a group (fifteen persons)	287,370	*	796,871		*
_________________________________________________

*	Represents less than 1%.

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

(3)	As of February 16, 2018, there were 1,164,024,480 common units of ETP and 1,079,152,668 common units of ETE deemed to be beneficially owned for purposes of the above table.

(4)
Includes (i) 39,408 common units held by Mr. Turner directly; (ii) 89,084 common units held in a partnership controlled by the Stephens Group, Mr. Turner’s former employer; (iii) 8,000 common units held by the Turner Family Partnership; and (iv) 157,790 common units held by the Turner Liquidating Trust. The voting and disposition of the common units held by the Stephens Group partnership is controlled by the board of directors of the Stephens Group. With respect to the common units held by the Turner Family Partnership, Mr. Turner exercises voting and dispositive power as the general partner of the partnership; however, he disclaims beneficial ownership of these common units, except to the extent of his interest in the partnership. With respect to the common units held by the Turner Liquidating Trust, Mr. Turner exercises one-third of the shared voting and dispositive power with the administrator of the liquidating trust and Mr. Turner’s ex-wife, who beneficially owns an additional 157,790 common units. Mr. Turner disclaims beneficial ownership of the common units owned by his ex-wife.

Equity Compensation Plan Information
As of December 31, 2017, a total of 2,118,347 phantom units had been issued under the LTIP. Total securities remaining available for issuance under the LTIP as of December 31, 2017 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	—	$—	474,153
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	474,153
 _________________________________________________

(1)	As of January 1, 2018, the number of units awarded for future issuances increased by 500,000 to 974,153 as the Partnership completed a qualifying equity issuance event during 2017.

Item 13.	Certain Relationships, Related Transactions and Director Independence
Transactions with ETE and its Affiliates
The following table summarizes the distributions and payments made by us to ETE or its affiliates during 2017.

Transaction	Explanation	Amount/Value

2017 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our general partner in respect of Series A preferred units, common units and IDRs during 2017.	$251 million

Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our general partner for 2017.	$55 million

Bulk purchases of motor fuel from ETP and its affiliates.	Represents payments made to ETP and its affiliates for bulk motor fuel purchases.	$2.4 billion

Reimbursement to our general partner for certain allocated overhead and other expenses.
Total payment to our general partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations, for 2017 pursuant to the Omnibus Agreement fiscal year.
$1 million

Other Transactions with Related Persons
Related Party Agreements
Sunoco LLC and Sunoco Retail LLC have administrative and support services agreements in place pursuant to which a subsidiary of Sunoco Inc. provided certain general and administrative services to Sunoco LLC and Sunoco Retail LLC during 2017. In addition, Sunoco LLC and Sunoco Retail LLC have a treasury services agreements for centralized cash management with Sunoco (R&M), LLC.

•
Philadelphia Energy Solutions Products Purchase Agreements – two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES’s product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail owns a noncontrolling interest in the parent of PES. PES Holdings, LLC (“PES Holdings”) and eight affiliates filed for Chapter 11 bankruptcy protection on January 21, 2018 in the United States Bankruptcy Court for the District of Delaware to implement a prepackaged reorganization plan that will allow its shareholders to retain a minority stake. PES Holdings’ Chapter 11 Plan (“Plan”) proposes to inject $260 million in new capital into PES Holdings, cut debt service obligations by about $35 million per year and remove debt maturities before 2022. Under that Plan, PES Holdings’ non-debtor parent, Philadelphia Energy Solutions, in which ETP holds an indirect 33% equity interest, will provide a $65 million cash contribution in in exchange for a 25% stake in the reorganized debtor. After the restructuring, the proportionate ownership of Carlyle Group, L.P. and ETP in PES Holdings will be 16.26% and 8.13%, respectively. Finally, Sunoco Logistics Partners Operations L.P. (“SXL Operating Partnership”), a subsidiary of ETP, is providing an additional $75 million exit loan ranked pari passu with the other debt. SXL Operating Partnership’s, PES Holdings’ and ETP’s current contracts will be assumed, without any impairments, in the Chapter 11, and business operations will continue uninterrupted. The financial reorganization is expected to complete in the first quarter of 2018.

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
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP (“Grant Thornton”) for the audit of our annual consolidated financial statements for 2017 and 2016, and fees billed for services rendered by Grant Thornton during the corresponding periods (dollars in millions).

	Fiscal 2017	Fiscal 2016
Audit Fees (1)	$3.1	$3.0
Audit-Related Fees (2)	—	0.2
Tax Fees	—	—
All Other Fees	—	—
Total	$3.1	$3.2
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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Consolidated Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Exhibit Index set forth on page 79.

Item 16.	Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated as of April 6, 2017 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

2.2
Amended and Restated Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 24, 2018)

3.1
Certificate of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012.)

3.2
Certificate of Amendment to the Certificate of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014.)

3.3
Amended and Restated Certificate of Limited Partnership of Sunoco LP dated as of June 6, 2016 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016.)

3.4
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012.)

3.5
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014.)

3.6
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015.)

3.7
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016.)

3.8
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016.)

3.9
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017.)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012.)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014.)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012.)

3.13
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014.)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016.)

4.1
Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 1, 2016.)

4.2
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

4.3
Registration Rights Agreement, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, ETC M-A Acquisition LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, LLC, as representatives of the Initial Purchasers named therein, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.1
Omnibus Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC and Susser Holdings Corporation, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012.)

10.2
Credit Agreement among Susser Petroleum Partners LP, as the Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and an LC Issuer, dated September 25, 2014 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014.)

10.3
First Amendment to Credit Agreement and Increase Agreement by and among Sunoco LP, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and an LC Issuer, and the financial institutions parties thereto, dated April 10, 2015 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 13, 2015.)

10.4
Second Amendment to Credit Agreement, dated as of December 2, 2015, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 8, 2015.)

10.5
Third Amendment to Credit Agreement, dated as of August 1, 2016, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 3, 2016. )

10.6
Fourth Amendment to Credit Agreement, dated as of December 21, 2016, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 22, 2016.)

10.7
Fifth Amendment to Credit Agreement, dated as of October 16, 2017, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 20, 2017.)

10.8
Contribution Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC, Susser Holdings Corporation, Susser Holdings, L.L.C., Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012.)

10.9
Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012.)

10.11
First Amendment to the Susser Petroleum Partners LP 2012 Long Term Incentive Plan, dated November 4 2014 (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 27, 2015.)

10.12	Revised Form of Director Indemnification Agreement (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 14, 2014.)

10.13	Form of Phantom Unit Award Agreement (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012.)

10.14	Form of Restricted Phantom Unit Agreement (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 14, 2014.)

10.15	Form of Time -Vested Restricted Phantom Unit Award Agreement (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653, filed by the registrant on February 24, 2017)

10.16
Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014.)

10.17
Purchase and Sale Agreement, entered into as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014.)

10.18
Amendment No.1, entered into as of December 16, 2014, to Purchase and Sale Agreement, dated as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 19, 2014.)

10.19
Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 23, 2015.)

10.20
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 15, 2015.)

10.21
Contribution Agreement, dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to limited provisions therein, Energy Transfer Partners, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015.)

10.22
Common Unit Purchase Agreement, dated as of November 15, 2015, by and among Sunoco LP and the Purchasers named therein (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015.)

10.23
Common Unit Purchase Agreement, dated as of November 15, 2015, by and between Sunoco LP and Energy Transfer Equity, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015.)

10.24
Purchase Agreement, dated April 4, 2016, by and among Sunoco GP LLC, Sunoco LP, Sunoco Finance Corp., certain subsidiaries of Sunoco LP party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named on Schedule A thereto (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 8, 2016.)

10.25
Equity Distribution Agreement, dated October 4, 2016, by and between Sunoco LP and RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 4, 2016.)

10.26
Limited Waiver Limited Waiver to Credit Agreement, dated as of January 31, 2017, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on February 3, 2017.)

10.27
Limited Waiver to Senior Secured Term Agreement, dated as of January 31, 2017, by and among Sunoco LP, Credit Suisse AG, Cayman Islands Branch, and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on February 3, 2017.)

10.28
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, dated as of April 6, 2017 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

10.29	Robert Bradley Williams Retention Agreement dated June 9, 2017 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 9, 2017)

10.30	Robert W. Owens Separation Agreement dated June 23, 2017 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 23, 2017)

10.31	Robert W. Owens Consulting Agreement dated June 23, 2017 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 23, 2017)

10.32	Cynthia A. Archer Separation Agreement dated June 23, 2017 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 23, 2017)

10.33
Letter Agreement by and among by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., dated January 8, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on January 9, 2018)

10.34
Guarantee of Collection, by ETC M-A Acquisition LLC to Sunoco LP and Sunoco Finance Corp., dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.35
Support Agreement, by and among Sunoco, Inc., Sunoco LP, Sunoco Finance Corp. and ETC M-A Acquisition LLC, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.36
Common Unit Repurchase Agreement, by and among Sunoco LP, Heritage Holdings, Inc. and ETP Holdco Corporation, dated January 24, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.37
Distribution Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated January 23, 2018 * (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment request filed with the Securities and Exchange Commission)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges *

21.1	List of Subsidiaries of the Registrant *

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm *

23.2	Consent of Grant Thornton LLP, independent registered public accounting firm *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

99.1	Information Related to ETC M-A Acquisition LLC *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Joseph Kim
Joseph Kim
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kim	Director, President and Chief Executive Officer	February 23, 2018
Joseph Kim	(Principal Executive Officer)

/s/ Thomas R. Miller	Chief Financial Officer	February 23, 2018
Thomas R. Miller	(Principal Financial Officer)

/s/ Leta G. McKinley	Vice President, Controller and Principal Accounting Officer	February 23, 2018
Leta G. McKinley	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	Chairman of the Board	February 23, 2018
Matthew S. Ramsey

/s/ Thomas E. Long	Director	February 23, 2018
Thomas E. Long

/s/ James W. Bryant	Director	February 23, 2018
James W. Bryant

/s/ Christopher R. Curia	Director	February 23, 2018
Christopher R. Curia

/s/ K. Rick Turner	Director	February 23, 2018
K. Rick Turner

/s/ W. Brett Smith	Director	February 23, 2018
W. Brett Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2015.
Dallas, Texas
February 23, 2018

SUNOCO LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$28	$103
Accounts receivable, net	541	539
Receivables from affiliates	155	3
Inventories, net	426	423
Other current assets	81	73
Assets held for sale	3,313	177
Total current assets	4,544	1,318
Property and equipment, net	1,557	1,584
Other assets:
Goodwill	1,430	1,550
Intangible assets, net	768	775
Other noncurrent assets	45	63
Assets held for sale	—	3,411
Total assets	$8,344	$8,701
Liabilities and equity
Current liabilities:
Accounts payable	$559	$616
Accounts payable to affiliates	206	109
Accrued expenses and other current liabilities	368	372
Current maturities of long-term debt	6	5
Liabilities associated with assets held for sale	75	—
Total current liabilities	1,214	1,102
Revolving line of credit	765	1,000
Long-term debt, net	3,519	3,509
Advances from affiliates	85	87
Deferred tax liability	389	643
Other noncurrent liabilities	125	116
Liabilities associated with assets held for sale	—	48
Total liabilities	6,097	6,505
Commitments and contingencies (Note 13)
Equity:
Limited partners:
Series A Preferred unitholders - affiliated (12,000,000 units issued and outstanding as of December 31, 2017 and no units issued and outstanding as of December 31, 2016)	300	—
Common unitholders (99,667,999 units issued and outstanding as of December 31, 2017 and 98,181,046 units issued and outstanding as of December 31, 2016)	1,947	2,196
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2017 and December 31, 2016)	—	—
Total equity	2,247	2,196
Total liabilities and equity	$8,344	$8,701

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(dollars in millions, except unit and per unit amounts)
Revenues:
Retail motor fuel	$1,577	$1,338	$1,540
Wholesale motor fuel sales to third parties	9,278	7,812	10,104
Wholesale motor fuel sales to affiliates	55	62	20
Merchandise	571	541	544
Rental income	89	88	81
Other	153	145	141
Total revenues	11,723	9,986	12,430
Cost of sales:
Retail motor fuel cost of sales	1,420	1,175	1,340
Wholesale motor fuel cost of sales	8,798	7,278	9,740
Merchandise cost of sales	386	363	365
Other	11	14	5
Total cost of sales	10,615	8,830	11,450
Gross profit	1,108	1,156	980
Operating expenses:
General and administrative	140	155	126
Other operating	375	374	372
Rent	81	81	79
Loss on disposal of assets and impairment charge	114	225	1
Depreciation, amortization and accretion	169	176	150
Total operating expenses	879	1,011	728
Operating income	229	145	252
Interest expense, net	209	161	67
Income (loss) from continuing operations before income taxes	20	(16)	185
Income tax expense (benefit)	(306)	(72)	29
Income from continuing operations	326	56	156
Income (loss) from discontinued operations, net of income taxes	(177)	(462)	38
Net income (loss) and comprehensive income (loss)	149	(406)	194
Less: Net income and comprehensive income attributable to noncontrolling interest	—	—	4
Less: Preacquisition income allocated to general partner	—	—	103
Net income (loss) and comprehensive income (loss) attributable to partners	$149	$(406)	$87

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(dollars in millions, except unit and per unit amounts)
Net income (loss) per limited partner unit - basic:
Continuing operations - common units	$2.13	$(0.32)	$0.91
Discontinued operations - common units	(1.78)	(4.94)	0.20
Net income (loss) - common units	$0.35	$(5.26)	$1.11

Continuing operations - subordinated units	$—	$—	$1.17
Discontinued operations - subordinated units	—	—	0.23
Net income - subordinated units	$—	$—	$1.40

Net income (loss) per limited partner unit - diluted:
Continuing operations - common units	$2.12	$(0.32)	$0.91
Discontinued operations - common units	(1.78)	(4.94)	0.20
Net income (loss) - common units	$0.34	$(5.26)	$1.11

Continuing operations - subordinated units	$—	$—	$1.17
Discontinued operations - subordinated units	—	—	0.23
Net income - subordinated units	$—	$—	$1.40

Weighted average limited partner units outstanding:
Common units - basic	99,270,120	93,575,530	40,253,913
Common units - diluted	99,728,354	93,603,835	40,275,651
Subordinated units - affiliated (basic and diluted)	—	—	10,010,333

Cash distribution per unit	$3.30	$3.29	$2.89

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Units - Affiliated	Common Units	Subordinated Units - Affiliated	Predecessor Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$—	$902	$—	$5,112	$(6)	$6,008
Contribution of Sunoco LLC from ETP	—	—	—	(775)	—	(775)
Contribution of Susser from ETP	—	—	—	(967)	—	(967)
Contribution of assets between entities under common control above historic cost	—	1	60	(1,069)	—	(1,008)
Cancellation of promissory note with ETP	—	255	—	—	—	255
Cash distribution to ETP	—	(25)	—	(179)	—	(204)
Cash distribution to unitholders	—	(112)	(8)	—	—	(120)
Equity issued to ETP	—	1,008	—	—	—	1,008
Public equity offering, net	—	899	—	—	—	899
Subordinated unit conversion	—	60	(60)	—	—	—
Unit-based compensation	—	8	—	—	—	8
Other	—	(30)	—	(7)	2	(35)
Partnership net income	—	79	8	103	4	194
Balance at December 31, 2015	—	3,045	—	2,218	—	5,263
Contribution of Sunoco Retail & Sunoco LLC from ETP	—	—	—	(2,200)	—	(2,200)
Equity issued to ETP	—	194	—	—	—	194
Equity issued to ETE, net of issuance costs	—	61	—	—	—	61
Equity issued under ATM, net	—	71	—	—	—	71
Contribution of assets between entities under common control above historic cost	—	(374)	—	(18)	—	(392)
Cash distribution to unitholders	—	(386)	—	—	—	(386)
Cash distribution to ETP	—	(50)	—	—	—	(50)
Unit-based compensation	—	13	—	—	—	13
Other	—	28	—	—	—	28
Partnership net loss	—	(406)	—	—	—	(406)
Balance at December 31, 2016	—	2,196	—	—	—	2,196
Equity issued under ATM, net	—	33	—	—	—	33
Equity issued to ETE	300	—	—	—	—	300
Cash distribution to unitholders	—	(420)	—	—	—	(420)
Distribution to preferred units	(23)	—	—	—	—	(23)
Unit-based compensation	—	24	—	—	—	24
Other	—	(12)	—	—	—	(12)
Partnership net income	23	126	—	—	—	149
Balance at December 31, 2017	$300	$1,947	$—	$—	$—	$2,247

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$149	$(406)	$194
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	177	462	(38)
Depreciation, amortization and accretion	169	176	150
Amortization of deferred financing fees	15	11	4
Loss on disposal of assets and impairment charge	114	225	1
Non-cash unit based compensation expense	24	13	8
Deferred income tax	(308)	(8)	31
Inventory valuation adjustment	(24)	(97)	78
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1)	(215)	(4)
Accounts receivable from affiliates	(131)	5	(11)
Inventories	21	18	(50)
Other assets	7	(62)	23
Accounts payable	(44)	221	19
Accounts payable to affiliates	97	94	(42)
Accrued liabilities	(16)	56	(33)
Other noncurrent liabilities	54	(27)	19
Net cash provided by continuing operating activities	303	466	349
Cash flows from investing activities:
Capital expenditures	(103)	(119)	(178)
Purchase of intangible assets	(39)	(50)	(61)
Acquisition of Sunoco LLC	—	—	(775)
Acquisition from Alta East	—	—	(57)
Acquisition of VIE assets	—	—	(54)
Acquisition of Emerge fuels business, net of cash acquired	—	(171)	—
Other acquisitions	—	—	(8)
Proceeds from disposal of property and equipment	10	9	4
Net cash used in investing activities	(132)	(331)	(1,129)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,835	1,400
Payments on long-term debt	(5)	(808)	(242)
Revolver borrowings	2,653	2,811	1,471
Revolver repayments	(2,888)	(2,261)	(1,449)
Loan origination costs	—	(30)	(22)
Advances from affiliates	3	255	221
Equity issued to ETE, net of issuance costs	300	61	—
Proceeds from issuance of common units, net of offering costs	33	71	899
Distributions to ETP	—	(50)	(204)
Other cash from financing activities, net	(4)	3	(1)
Distributions to unitholders	(431)	(386)	(120)
Net cash provided by (used in) financing activities	(339)	2,501	1,953
Cash flows from discontinued operations:
Operating activities	136	93	90
Investing activities	(38)	(2,683)	(1,327)
Changes in cash included in current assets held for sale	(5)	5	(13)
Net increase (decrease) in cash and cash equivalents of discontinued operations	93	(2,585)	(1,250)
Net increase (decrease) in cash	(75)	51	(77)
Cash and cash equivalents at beginning of period	103	52	129
Cash and cash equivalents at end of period	$28	$103	$52

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Supplemental disclosure of non-cash investing activities:
Non-cash distribution	$—	$—	$(7)

Supplemental disclosure of non-cash financing activities:
Cancellation of promissory note with ETP	$—	$—	$255
Equity issued to ETP and ETE	$—	$255	$1,008

Supplemental disclosure of cash flow information:
Interest paid	$209	$167	$60
Income taxes paid (refunded), net	$(1)	$(30)	$51

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
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, our majority-owned subsidiaries, and the variable interest entities (“VIE”s) in which we were the primary beneficiary (through December 23, 2015). We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We also operate convenience retail stores across more than 20 states, primarily in Texas, Pennsylvania, New York, Virginia, Florida, and Hawaii.
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
On April 6, 2017, certain subsidiaries of the Partnership (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel,” and, together with 7-Eleven, referred to herein collectively as “Buyers”). On January 23, 2018, we completed the disposition of assets pursuant to the Amended and Restated Asset Purchase Agreement entered by and among Sellers, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Purchase Agreement to reflect commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Purchase Agreement. On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The results of these operations (collectively, the “Retail Divestment”) have been reported as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 for more information related to the Purchase Agreement, the optimization plan, and the discontinued operations. All other footnotes present results of the continuing operations.
We have signed definitive agreements with a commission agent to operate the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the previously announced transaction with 7-Eleven, Inc. Conversion of these sites to the commission agent is expected to occur in the first quarter of 2018. The Partnership determined that these sites no longer meet the accounting requirements to be classified as held for sale or reported as discontinued operations and are no longer considered part of the Retail Divestment.
Our primary operations are conducted by the following consolidated subsidiaries:
Wholesale Subsidiaries

•
Sunoco LLC, a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, Texas metroplex.

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
Acquisition Accounting
Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. A purchase price is recorded for tangible and intangible assets acquired and liabilities assumed based on their fair value. The excess of fair value of consideration conveyed over fair value of net assets acquired is recorded as goodwill. The Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented include the results of operations for each acquisition from their respective dates of acquisition.
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
Sunoco LLC and Sunoco Retail have treasury services agreements with Sunoco (R&M), LLC, an indirect wholly-owned subsidiary of ETP. Pursuant to these agreements, Sunoco LLC and Sunoco Retail participate in Sunoco (R&M), LLC’s centralized cash management program. Under this program, all cash receipts and cash disbursements are processed, together with those of Sunoco (R&M), LLC, through Sunoco (R&M), LLC’s cash accounts with a corresponding credit or charge to the advances to/from affiliates account. The net balance of Sunoco LLC and Sunoco Retail is reflected in either “Advances to affiliates” or “Advances from affiliates” on the Consolidated Balance Sheets.
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
Inventories
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. Under this methodology, the cost of fuel sold consists of actual acquisition costs, which includes transportation and storage costs. Such costs are adjusted to reflect increases or decreases in inventory quantities which are valued based on changes in LIFO inventory layers.
Merchandise inventories are stated at the lower of average cost, as determined by the retail inventory method, or market. We record an allowance for shortages and obsolescence relating to merchandise inventory based on historical trends and any known changes. Shipping and handling costs are included in the cost of merchandise inventories.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $24 million, $22 million and $22 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Long-Lived Assets and Assets Held for Sale
Long-lived assets are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If such indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss (gain) on disposal of assets and impairment charge in the Consolidated Statements of Operations and Comprehensive Income (Loss) for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and discount rates that reflect the risk inherent in future cash flows.
Properties that have been closed and other excess real property are recorded as assets held and used, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and included in other current assets. As of December 31, 2017 and 2016, we had $3.3 billion and $3.6 billion classified as assets held for sale, respectively.
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
If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the goodwill for the reporting unit being lower than the carrying value, an impairment charge is recorded.
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
Revenue Recognition
Revenues from our two primary product categories, motor fuel and merchandise, are recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. The Partnership charges wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through PropCo, our wholly-owned corporate subsidiary, we may sell motor fuel to customers on a commission agent basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. In our wholesale segment, we derive other income from rental income, propane and lubricating oils, and other ancillary product and service offerings. In our retail segment, we derive other income from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, movie rentals, and other ancillary product and service offerings. We record revenue from other retail transactions on a net commission basis when a product is sold and/or services are rendered.
Rental Income
Rental income from operating leases is recognized on a straight line basis over the term of the lease.
Cost of Sales
We include in cost of sales all costs incurred to acquire fuel and merchandise, including the costs of purchasing, storing, and transporting inventory prior to delivery to our customers. Items are removed from inventory and are included in cost of sales based on the retail inventory method for merchandise and the LIFO method for motor fuel. Cost of sales does not include depreciation of property, plant, and equipment as amounts attributed to cost of sales would not be significant. Depreciation is classified within operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $234 million, $243 million and $231 million, for the years ended December 31, 2017, 2016 and 2015, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Earnings Per Unit
In addition to limited partner units, we have identified IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, distributions on Series A Preferred Units and nonvested phantom unit awards, by the weighted-average number of outstanding limited partner units.
Stock and Unit-based Compensation
In connection with our IPO, our General Partner adopted the Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (the “LTIP Plan,” or “Sunoco LP Plan”), under which various types of awards may be granted to employees, consultants, and directors of our General Partner who provide services for us. Compensation expense related to outstanding awards is recognized over the vesting period based on the grant-date fair value. The grant-date fair value is determined based on the market price of our common units on the grant date. We amortize the grant-date fair value of these awards over their vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2017, 2016, and 2015, our qualifying income met the statutory requirement.
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
In November 2015, new federal partnership audit procedures were signed into law which are effective for tax years beginning after December 31, 2017. Under the new procedures, a partnership would be responsible for paying the imputed underpayment of tax resulting from audit adjustments in the adjustment year even though partnerships are “pass through entities.” However, as an alternative to paying the imputed underpayment of tax at the partnership level, a partnership may elect to provide audit adjustment information to the reviewed year partners, whom in turn would be responsible for paying the imputed underpayment of tax in the adjustment year. The Partnership is currently evaluating the impact, if any, this legislation has on our income taxes policies.
Recently Issued Accounting Pronouncements
FASB ASU No. 2014-09. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Partnership will adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catch-up transition method.
We have completed a detailed review of revenue contracts representative of our business segments and their revenue streams as of the adoption date; however, we continue to evaluate contract modifications and new contracts that have been or will be entered in the first quarter of 2018. As a result of the evaluation performed, we have determined that the timing and/or amount of revenue that we recognize on certain contracts will be impacted by the adoption of the new standard. We currently estimate the cumulative catch-up effect to Sunoco LP’s partners’ capital as of January 1, 2018 to be approximately $54 million. These adjustments are primarily related to the change in recognition of dealer incentives and rebates.
In addition to the evaluation performed, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
FASB ASU No. 2016-02. In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. This Topic requires Balance Sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP, excluding short-term leases of 12 months or less. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. In January 2018, the FASB proposed amending the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. We are currently evaluating the effect that the updated standard will have on our consolidated balance sheets and related disclosures.
We are in the process of evaluating our lease contracts to determine the potential impact of adopting the new standards. At this point in our evaluation process, we have determined that the timing and/or amount of lease assets and lease liabilities that we recognize on certain contracts will be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impact. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
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
FASB ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment.” The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Partnership adopted this ASU on April 1, 2017. This accounting guidance was utilized in the goodwill impairment tests performed during fiscal year 2017, which are discussed in Note 4 and Note 8.

3.	Acquisitions
Sunoco LLC and Sunoco Retail LLC Acquisitions
On April 1, 2015, we acquired a 31.58% membership interest and 50.1% voting interest in Sunoco LLC from ETP Retail Holdings, LLC (“ETP Retail”), an indirect wholly-owned subsidiary of ETP, for total consideration of $775 million in cash (the “Sunoco Cash Consideration”) and 795,482 common units representing limited partner interests in the Partnership, pursuant to a Contribution Agreement dated March 23, 2015, among the Partnership, ETP Retail and ETP (the “Sunoco LLC Contribution Agreement”). The Sunoco Cash Consideration was financed through issuance by the Partnership and its wholly owned subsidiary, Sunoco Finance Corp. (“SUN Finance”), of 6.375% Senior Notes due 2023 on April 1, 2015. The common units issued to ETP Retail were issued and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Sunoco LLC Contribution Agreement, ETP guaranteed all of the obligations of ETP Retail.
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
The Susser Acquisition was accounted for as a transaction between entities under common control. Specifically, the Partnership recognized acquired assets and assumed liabilities at their respective carrying values with no additional goodwill created. The Partnership’s results of operations include Susser’s results of operations beginning September 1, 2014, the date of common control. As a result, the Partnership retrospectively adjusted its financial statements to include the balances and operations of Susser from August 31, 2014. Accordingly, the Partnership retrospectively adjusted its Consolidated Statement of Operations and Comprehensive Income to include $2.6 billion of Susser revenues and $18 million of net income for the period from January 1, 2015 through July 31, 2015 as well as $742 million of Susser revenues and $15 million of net loss for the period from September 1, 2014 through December 31, 2014. Pre-Susser acquisition equity of Susser is presented as predecessor equity in our consolidated financial statements.
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

Emerge Fuels Business Acquisition
On August 31, 2016, we acquired the fuels business (the “Fuels Business”) from Emerge Energy Services LP (NYSE: EMES) (“Emerge”) for $171 million, inclusive of working capital and other adjustments, which was funded using amounts available under our revolving credit facility. The Fuels Business includes two transmix processing plants with attached refined product terminals located in the Birmingham, Alabama and the Greater Dallas, Texas metroplex and engages in the processing of transmix and the distribution of refined fuels. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
Management, with the assistance of a third party valuation firm, has determined fair value of assets and liabilities at the date of the Fuels Business acquisition. We determined the value of goodwill by giving consideration to the following qualitative factors:

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
Other Acquisitions
On October 12, 2016, we completed the acquisition of convenience store, wholesale motor fuel distribution, and commercial fuels distribution businesses serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $55 million. This acquisition included six company-owned and operated locations, six company-owned and dealer operated locations, wholesale fuel supply contracts for a network of independent dealer-owned and dealer-operated locations, and a commercial fuels business in the Eastern Texas and Louisiana markets. As part of the acquisition, we acquired 13 fee properties, which included the six company operated locations, six dealer operated locations, and a bulk plant and an office facility. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, has determined the fair value of the assets at the date of acquisition which has increased goodwill by $19 million.
On June 22, 2016, we acquired 14 convenience stores and the wholesale fuel business in the Austin, Houston, and Waco, Texas markets from Kolkhorst Petroleum Inc. (“Kolkhorst”) for $39 million. This acquisition include 5 fee properties and 9 leased properties, all of which are company operated. The acquisition also included supply contracts with dealer-owned and operated sites. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, has determined the fair value of the assets at the date of acquisition which has increased goodwill by $19 million.
On June 22, 2016, we acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $78 million. This acquisition included 19 fee properties (of which 18 are company operated convenience stores and one is a standalone Tim Hortons), one leased Tim Hortons property, and three raw tracts of land in fee for future store development. This acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the estimate of their respective fair values on the purchase date. Management, with the assistance of a third party valuation firm, determined the fair value of the assets at the date of acquisition which has increased goodwill by $42 million.
On December 16, 2015, we acquired a wholesale motor fuel distribution business serving the Northeastern United States from Alta East, Inc. (“Alta East”) for approximately $57 million. This acquisition included 24 fee and 6 leased properties operated by third party dealers or commission agents, and two non-operating surplus locations in fee. The acquisition also included supply contracts with the dealer-owned and operated sites. The acquisition was funded using amounts available under our revolving credit facility with the total purchase consideration allocated to assets acquired based on the estimate of their respective fair values at the purchase date. Management, with the assistance of a third party valuation firm, has determined the fair value of the assets at the date of acquisition which has increased goodwill by $19 million.
Additional acquisitions by the Partnership during 2015 totaled $66 million in consideration paid and increased goodwill by $13 million.
The other acquisitions, including Denny, Kolkhorst, Valentine and Alta East, were all assets acquisitions, and any goodwill created from these acquisitions is deductible for tax purposes.

4.	Discontinued Operations
Pursuant to the Purchase Agreement described in Note 1, Sellers have agreed to sell a portfolio of 1,030 company-operated retail outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company (the “Business”), for an aggregate purchase price of $3.3 billion, payable in cash, plus the value of inventory at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”) and the assumption of certain liabilities related to the Business by Buyers. The purchase price is subject to certain adjustments, including (i) those relating to specified items that arise during post-signing due diligence and inspections and (ii) individual properties not ultimately being acquired by Buyers due to the failure to obtain necessary third party consents or waivers or because either Buyers or Sellers exercise their respective rights, under certain circumstances, to cause a specific property to be excluded from the transaction. In addition, both the Partnership and Sunoco LLC have guaranteed Sellers’ obligations under the Purchase Agreement and related ancillary agreements pursuant to a guarantee agreement (the “Guarantee Agreement”) entered into in connection with the Purchase Agreement. In connection with the Closing, Sellers and Buyers and their respective affiliates will enter into a number of ancillary agreements, including a 15-year “take-or-pay” fuel supply agreement.
On January 23, 2018, we completed the disposition of assets pursuant to the Amended and Restated Asset Purchase Agreement entered by and among Sellers, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Purchase Agreement to reflect commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Purchase Agreement. As a result of the Purchase Agreement and subsequent closing, previously eliminated wholesale motor fuel sales to the Partnership's retail locations will be reported as wholesale motor fuel sales to third parties. Also, the related accounts receivable from such sales will cease to be eliminated from the consolidated balance sheets and will be reported as accounts receivable.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 40 have been sold, 5 are under contract to be sold and 11 continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and 9 are part of the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets which will be operated by a commission agent.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations. See Note 1 for further information regarding the Retail Divestment.

The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the Consolidated Balance Sheets:

	December 31, 2017	December 31, 2016
	(in millions)
Carrying amount of assets held for sale:
Cash	$21	$16
Inventories	149	150
Other current assets	16	11
Property and equipment, net	1,851	1,860
Goodwill	796	1,068
Intangible assets, net	477	480
Other noncurrent assets	3	3
Total assets held for sale	$3,313	$3,588

Carrying amount of liabilities associated with assets held for sale:
Long term debt	$21	$—
Other current and noncurrent liabilities	54	48
Total liabilities associated with assets held for sale	$75	$48
Upon the classification of assets and related liabilities as held for sale, Sunoco LP’s management applied the measurement guidance in ASC 360, Property, Plant and Equipment, to calculate the fair value less cost to sell of the disposal group. In accordance with ASC 360-10-35-39, management first tested the goodwill included within the disposal group for impairment prior to measuring the disposal group’s fair value less the cost to sell. In the determination of the classification of assets held for sale and the related liabilities, management allocated a portion of the goodwill balance previously included in the Sunoco LP retail and Stripes reporting units to assets held for sale based on the relative fair values of the business to be disposed of and the portion of the respective reporting unit that will be retained in accordance with ASC 350-20-40-3. The amount of goodwill allocated to assets held for sale was approximately $796 million and $1.1 billion as of December 31, 2017 and 2016, respectively. The remainder of the goodwill was allocated to the retained portion of the retail and Stripes reporting units, which is comprised of Sunoco LP’s ethanol plant, credit card processing services, franchise royalties and retail stores the Partnership continues to operate in the continental United States. This amount, inclusive of the portion of the Aloha reporting unit that represents retail activities, was approximately $678 million and $780 million as of December 31, 2017 and 2016, respectively.
During 2017 management performed goodwill impairment testing on its reporting units included in assets held for sale resulting in impairment charges of $387 million. Of this amount, $102 million was allocated to the sites reclassified to continuing operations in the fourth quarter within the retail and Stripes reporting units. Once allocated, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the retail or Stripes reporting units as a result of these tests.
The Partnership recorded transaction costs of $37 million and unit-based compensation of $6 million during 2017, as a result of the 7-Eleven Transaction.
The Partnership recorded a $4 million impairment charge to property and equipment during 2017, as a result of the effects of Hurricane Harvey on the Partnership’s retail operations within discontinued operations.

The results of operations associated with discontinued operations are presented in the following table:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in millions)
Revenues:
Motor fuel sales	$5,137	$3,923	$4,351
Merchandise	1,762	1,731	1,634
Rental income	3	2	—
Other	62	56	45
Total revenues	6,964	5,712	6,030
Cost of sales:
Motor fuel cost of sales	4,590	3,458	3,893
Merchandise cost of sales	1,210	1,193	1,133
Other	6	(2)	—
Total cost of sales	5,806	4,649	5,026
Gross profit	1,158	1,063	1,004
Operating expenses:
General and administrative	168	114	91
Other operating	707	685	644
Rent	56	59	61
Loss on disposal of assets and impairment charge	286	455	(2)
Depreciation, amortization and accretion expense	34	143	128
Total operating expenses	1,251	1,456	922
Operating income (loss)	(93)	(393)	82
Interest expense, net	36	28	21
Income (loss) from discontinued operations before income taxes	(129)	(421)	61
Income tax expense	48	41	23
Net income (loss) from discontinued operations	$(177)	$(462)	$38

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Accounts receivable, trade	$285	$361
Credit card receivables	160	133
Vendor receivables for rebates, branding, and other	29	21
Other receivables	69	27
Allowance for doubtful accounts	(2)	(3)
Accounts receivable, net	$541	$539

6.	Inventories, net
Inventories consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Fuel	$387	$383
Merchandise	30	29
Other	9	11
Inventories, net	$426	$423

7.	Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Land	$516	$547
Buildings and leasehold improvements	714	666
Equipment	623	544
Construction in progress	159	185
Total property and equipment	2,012	1,942
Less: accumulated depreciation	455	358
Property and equipment, net	$1,557	$1,584
Depreciation expense on property and equipment was $102 million, $111 million and $113 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

8.	Goodwill and Other Intangible Assets
Goodwill
Goodwill balances and activity for the years ended December 31, 2017 and 2016 consisted of the following:

	Segment
	Wholesale	Retail	Consolidated
	(in millions)
Balance at December 31, 2015	$687	$1,007	$1,694
Goodwill adjustment related to Alta East acquisition	2	—	2
Goodwill related to Kolkhorst acquisition	3	—	3
Goodwill related to Emerge acquisition	78	—	78
Goodwill impairment charge	—	(227)	(227)
Balance at December 31, 2016	770	780	1,550
Goodwill adjustment related to Emerge acquisition	(25)	—	(25)
Goodwill adjustment related to Denny acquisition	7	—	7
Goodwill impairment charge	—	(102)	(102)
Balance at December 31, 2017	$752	$678	$1,430
Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. During the year ended December 31, 2017, we completed our evaluation of the Denny, Emerge, Kolkhorst and Valentine acquisitions' purchase accounting analysis with the assistance of a third party valuation firm.
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. In accordance with ASC 350-20-35 “Goodwill - Subsequent Measurements”. During 2017,

management performed goodwill impairment testing on its reporting units included in assets held for sale resulting in impairment charges of $387 million. Of this amount, $102 million was allocated to the sites reclassified to continuing operations in the fourth quarter within the retail and Stripes reporting units. Once allocated, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the retail or Stripes reporting units as a result of these tests.
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
Other Intangibles
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$288	$—	$288
Contractual rights	30	—	30	43	—	43
Liquor licenses	12	—	12	16	—	16
Finite-lived
Customer relations including supply agreements	674	256	418	611	198	413
Favorable leasehold arrangements, net	12	5	7	10	3	7
Loan origination costs (1)	10	6	4	10	4	6
Other intangibles	5	3	2	3	1	2
Intangible assets, net	$1,038	$270	$768	$981	$206	$775
_______________________________

(1)	Loan origination costs are associated with the 2014 Revolver, see Note 10 for further information of the debt.
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
During the fourth quarter of 2017, the Partnership performed the annual impairment tests on our indefinite-lived intangible assets and recognized $13 million and $4 million of impairment charge on our contractual rights and liquor licenses, respectively, primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.

Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $61 million, $61 million and $37 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.
Customer relations and supply agreements have a remaining weighted-average life of approximately 11 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 14 years. Non-competition agreements and other intangible assets have a remaining weighted-average life of approximately 13 years. Loan origination costs have a remaining weighted-average life of approximately 2 years.
As of December 31, 2017, the Partnership’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years and thereafter for finite-lived intangibles is as follows (in millions):

	Amortization	Interest
2018	$58	$2
2019	57	2
2020	55	—
2021	48	—
2022	28	—
Thereafter	181	—
Total	$427	$4

9.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Wage and other employee-related accrued expenses	$72	$42
Accrued tax expense	180	154
Accrued insurance	26	23
Accrued interest expense	43	39
Dealer deposits	16	16
Accrued capital expenditures	—	14
Others	31	84
Total	$368	$372

10.	Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Term Loan (1)	$1,243	$1,243
Sale leaseback financing obligation	113	117
2014 Revolver	765	1,000
6.375% Senior Notes Due 2023 (2)	800	800
5.500% Senior Notes Due 2020 (2)	600	600
6.250% Senior Notes Due 2021 (2)	800	800
Other	3	1
Total debt	4,324	4,561
Less: current maturities	6	5
Less: debt issuance costs	34	47
Long-term debt, net of current maturities	$4,284	$4,509

_______________________________

(1)	The Term Loan was repaid in full and terminated on January 23, 2018.

(2)	The Senior Notes were redeemed on January 23, 2018.
At December 31, 2017, scheduled future debt principal maturities are as follows (in millions):

2018	$6
2019	2,013
2020	606
2021	806
2022	6
Thereafter	887
Total	$4,324
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
As of December 31, 2017, the balance on the Term Loan was $1.2 billion. The Partnership was in compliance with all financial covenants at December 31, 2017.
The Term Loan was repaid in full and terminated on January 23, 2018. See 2018 Private Offerings of Senior Notes below.

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
The 2021 Senior Notes were redeemed and the indenture governing the 2021 Senior Notes was discharged on January 23, 2018. The redemption amount includes the original consideration of $800 million and $32 million call premium plus accrued and unpaid interest. See 2018 Private Offerings of Senior Notes below.

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
The 2020 Senior Notes were redeemed and the indenture governing the 2020 Senior Notes was discharged on January 23, 2018. The redemption amount includes the original consideration of $600 million and $17 million call premium plus accrued and unpaid interest. See 2018 Private Offerings of Senior Notes below.
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
The 2023 Senior Notes were redeemed and the indenture governing the 2023 Senior Notes was discharged on January 23, 2018. The redemption amount includes the original consideration of $800 million and $44 million call premium plus accrued and unpaid interest. See 2018 Private Offerings of Senior Notes below.

2018 Private Offering of Senior Notes
On January 23, 2018, we and certain of our wholly owned subsidiaries, including SUN Finance (together with the Partnership, the “2023 Issuers”) completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023 (the “2023 Notes”), $800 million in aggregate principal amount of 5.500% senior notes due 2026 (the “2026 Notes”) and $400 million in aggregate principal amount of 5.875% senior notes due 2028 (the “2028 Notes” and, together with the 2023 Notes and the 2026 Notes, the “Notes”).
The terms of the Notes are governed by an indenture dated January 23, 2018, among the Issuers, our General Partner, and certain other subsidiaries of the Partnership (the “Guarantors”) and U.S. Bank National Association, as trustee. The 2023 Notes will mature on January 15, 2023 and interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2018. The 2026 Notes will mature on February 15, 2026 and interest is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2018.  The 2028 Notes will mature on March 15, 2028 and interest is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2018. The Notes are senior obligations of the Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s 2014 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the Notes. ETC M-A guarantees collection to the Issuers with respect to the payment of the principal amount of the Notes. ETC M-A is not subject to any of the covenants under the Indenture.
In connection with our issuance of the Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the Notes for an issue of registered notes with terms substantively identical to each series of Notes and evidencing the same indebtedness as the Notes on or before January 23, 2019.

The Partnership used the proceeds from the private offering, along with proceeds from the 7-Eleven Transaction, to: 1) redeem in full our existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023; 2) repay in full and terminate the Term Loan; 3) pay all closing costs and taxes in connection with the 7-Eleven Transaction; 4) redeem the outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million; and 5) repurchase 17,286,859 SUN common units owned by subsidiaries of ETP for aggregate cash consideration of approximately $540 million.
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
On October 16, 2017, the Partnership entered into the Fifth Amendment to the Credit Agreement with the lenders party thereto and Bank of America, N.A., in its capacity as a letter of credit issuer, as swing line lender, and as administrative agent (the “Fifth Amendment”). The Fifth Amendment amended the agreement to (i) permit the dispositions contemplated by the Retail Divestment, (ii) extend the interest coverage ratio covenant of 2.25x through maturity, (iii) modify the definition of consolidated EBITDA to include projected margins from the minimum gallons to be purchased under any fuel supply contract entered into in connection with the 7-Eleven transaction, and (iv) modify the leverage ratio covenants. In the event no disposition has been consummated, the Partnership must maintain a leverage ratio of not more than (i) as of the last day of each fiscal quarter through September 30, 2017, 6.75 to 1.0, (ii) as of December 31, 2017, 6.75 to 1.0, (iii) as of March 31, 2018, 6.50 to 1.0, (iv) as of June 30, 2018, 6.25 to 1.0, (v) as of September 30, 2018, 6.00 to 1.0, (vi) as of December 31, 2018, 5.75 to 1.0 and (vii) thereafter, 5.50 to 1.0. In the event either the disposition of the 7-Eleven Assets or the disposition of the West Texas Assets (but not both of them) has been consummated, the Partnership must maintain a leverage ratio of not more than (i) as of the last day of each fiscal quarter through September 30, 2017, 6.75 to 1.0, (ii) as of December 31, 2017, 6.00 to 1.0, (iii) as of March 31, 2018, 5.75 to 1.0, (iv) as of June 30, 2018, 5.50 to 1.0, (v) as of September 30, 2018, 5.50 to 1.0, (vi) as of December 31, 2018, 5.50 to 1.0 and (vii) thereafter, 5.50 to 1.0. In the event both the dispositions of the 7-Eleven Assets and the disposition of the West Texas Assets have been consummated, the Partnership must maintain a leverage ratio of not more than (i) as of the last day of each fiscal quarter through September 30, 2017, 6.75 to 1.0, (ii) as of December 31, 2017, 5.75 to 1.0, (iii) as of March 31, 2018, 5.75 to 1.0, (iv) as of June 30, 2018, 5.50 to 1.0, (v) as of September 30, 2018, 5.50 to 1.0, (vi) as of December 31, 2018, 5.50 to 1.0 and (vii) thereafter, 5.50 to 1.0. Notwithstanding the foregoing, if a specified acquisition period is in effect at any time that the maximum leverage ratio would otherwise be 5.50 to 1.0, such maximum leverage ratio shall be 6.00 to 1.0.
As of December 31, 2017, the balance on the 2014 Revolver was $765 million, and $9 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at December 31, 2017 was $726 million. The Partnership was in compliance with all financial covenants at December 31, 2017.
Sale Leaseback Financing Obligation
On April 4, 2013, Southside completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As Southside did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of December 31, 2017 was $113 million.
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
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of December 31, 2017, is estimated to be approximately $4.4 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

11.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Accrued straight-line rent	$13	$10
Reserve for underground storage tank removal	41	34
Reserve for environmental remediation, long-term	23	35
Unfavorable lease liability	10	12
Aloha acquisition contingent consideration	15	15
Others	23	10
Total	$125	$116

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
	(in millions)
Balance at beginning of year	$34	$34
Liabilities incurred	3	3
Liabilities settled	(2)	(1)
Accretion expense	6	4
Revision of estimated cash flows	—	(6)
Balance at end of year	$41	$34

12.	Related-Party Transactions
We are party to the following fee-based commercial agreements with various affiliates of ETP:

•
Philadelphia Energy Solutions Products Purchase Agreements – two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES's product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail owns a noncontrolling interest in the parent of PES. PES Holdings, LLC (“PES Holdings”) and eight affiliates filed for Chapter 11 bankruptcy protection on January 21, 2018 in the United States Bankruptcy Court for the District of Delaware to implement a prepackaged reorganization plan that will allow its shareholders to retain a minority stake. PES Holdings’ Chapter 11 Plan (“Plan”) proposes to inject $260 million in new capital into PES Holdings, cut debt service obligations by about $35 million per year and remove debt maturities before 2022. Under that Plan, PES Holdings’ non-debtor parent, Philadelphia Energy Solutions, in which ETP holds an indirect 33% equity interest, will provide a $65 million cash contribution in in exchange for a 25% stake in the reorganized debtor. After the restructuring, the proportionate ownership of Carlyle Group, L.P. and ETP in PES Holdings will be 16.26% and 8.13%, respectively. Finally, Sunoco Logistics Partners Operations L.P. (“SXL Operating Partnership”), a subsidiary of ETP, is providing an additional $75 million exit loan ranked pari passu with the other debt. SXL Operating Partnership’s, PES Holdings’ and ETP’s current contracts will be assumed, without any impairments, in the Chapter 11, and business operations will continue uninterrupted. The financial reorganization is expected to complete in the first quarter of 2018.

•
ETP Transportation and Terminalling Contracts – various agreements with subsidiaries of ETP for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETP for the purchase and sale of fuel.

We are party to the Susser Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel at cost (including tax and transportation costs), plus a fixed profit margin per gallon to Susser’s existing Stripes convenience stores and independently operated commission agent locations. This profit margin is eliminated through consolidation from the date of common control, September 1, 2014, and thereafter, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
We are party to the Sunoco Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel to Sunoco Retail’s convenience stores. Pursuant to the agreement, pricing is cost plus a fixed margin per gallon. This profit margin is eliminated through consolidation from the date of common control, September 1, 2014, and thereafter, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Summary of Transactions
Related party transactions with affiliates for the years ended December 31, 2017, 2016, and 2015 were as follows (in millions):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Motor fuel sales to affiliates	$55	$62	$20
Bulk fuel purchases from affiliates	$2,416	$1,867	$2,449
Included in the bulk fuel purchases above are purchases from PES, which constitutes 19.6%, 20.3% and 20.8% of our total cost of sales for the years ended December 31, 2017, 2016 and 2015, respectively.
Additional significant affiliate activity related to the Consolidated Balance Sheets are as follows:

•
Net advances from affiliates were $85 million and $87 million at December 31, 2017 and 2016, respectively. Advances to and from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management.

•	Net accounts receivable from affiliates were $155 million and $3 million at December 31, 2017 and 2016, respectively, which are primarily related to motor fuel purchases from us.

•	Net accounts payable to affiliates was $206 million and $109 million as of December 31, 2017 and 2016, respectively, attributable to operational expenses.

13.	Commitments and Contingencies
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
Net rent expense consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in millions)
Cash rent:
Store base rent (1)(2)	$66	$66	$67
Equipment and other rent (3)	14	14	12
Total cash rent	80	80	79
Non-cash rent:
Straight-line rent	1	1	—
Net rent expense	$81	$81	$79
________________________________________________

(1)
Store base rent includes the Partnership's rent expense for leased convenience store properties which are subleased to third-party operators. The sublease income from these sites is recorded in rental income on the statement of operations and totaled $25 million, $25 million and $26 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

(2)	Store base rent includes contingent rent expense totaling $16 million, $18 million, and $20 million for the years ending December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

(3)	Equipment and other rent consists primarily of vehicles and marine transportation vessels.

Future minimum lease payments, excluding sale-leaseback financing obligations (see Note 10), for future fiscal years are as follows (in millions):

2018	$74
2019	64
2020	59
2021	53
2022	48
Thereafter	514
Total	$812

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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2017, our coverage was $10 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $22 million and $40 million as of December 31, 2017 and 2016, respectively, which are classified as accrued expenses and other current liabilities and other noncurrent liabilities. As of December 31, 2017, we had $1 million in an escrow account to satisfy environmental claims related to the MACS acquisition and $8 million in two escrow accounts to satisfy environmental claims related to the Emerge acquisition.
Deferred Branding Incentives
We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we or our branded dealers elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2017, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $1.4 million. Of this amount, approximately $0.3 million would be the responsibility of the Partnership’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, we would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding as no such dealer default is considered probable as of December 31, 2017. We have recorded $1.1 million and $1 million for deferred branding incentives, net of accumulated amortization, as of December 31, 2017 and 2016, respectively, under other non-current liabilities on our Consolidated Balance Sheets. The Partnership amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.
Contingent Consideration related to Aloha Acquisition
Pursuant to an earnout agreement associated with the Aloha Acquisition, we have recorded $15 million and $15 million, as of December 31, 2017 and 2016, respectively, under non-current liabilities on our Consolidated Balance Sheets. Earnout objectives achieved under this agreement during the period of December 16, 2014 through December 31, 2022 are paid annually in arrears. The fair value measurement of such future earnouts is categorized within Level 3 of the fair value hierarchy.

14.	Rental Income under Operating Leases
The balances of property and equipment that are being leased to third parties for rental income were as follows:

	December 31, 2017	December 31, 2016
	(in millions)
Land	$354	$303
Buildings and improvements	254	224
Equipment	53	137
Total property and equipment	661	664
Less: accumulated depreciation	(90)	(121)
Property and equipment, net	$571	$543

Rental income for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 was $89 million, $88 million and $81 million, respectively.
Minimum future rental income under non-cancelable operating leases as of December 31, 2017 is as follows (in millions):

2018	$56
2019	41
2020	23
2021	11
2022	7
Thereafter	6
Total minimum future rentals	$144

15.	Interest Expense, net
Components of net interest expense were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in millions)
Interest expense	$195	$153	$65
Amortization of deferred financing fees	15	11	4
Interest income	(1)	(3)	(2)
Interest expense, net	$209	$161	$67

16.	Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in millions)
Current:
Federal	$—	$(65)	$(3)
State	2	1	1
Total current income tax expense	2	(64)	(2)
Deferred:
Federal	(302)	(12)	12
State	(6)	4	19
Total deferred tax expense (benefit)	(308)	(8)	31
Net income tax expense (benefit)	$(306)	$(72)	$29
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. The completion of the acquisition of Susser on July 31, 2015 (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense (benefit) is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in millions)
Tax at statutory federal rate of 35 percent	$7	$(6)	$65
Partnership earnings not subject to tax	(126)	(127)	(55)
Goodwill impairment	36	55	—
Revaluation of investments in affiliates	—	—	9
State and local tax, net of federal benefit	(6)	4	1
Statutory rate change	(225)	—	8
Other	8	2	1
Net income tax expense (benefit)	$(306)	$(72)	$29
In December 2017, the “Tax Cuts and Jobs Act” was signed into law.  Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017.  As noted above, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.  As such, a deferred tax benefit in the amount of $225 million was realized in 2017.

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Principal components of deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
	(in millions)
Deferred tax assets:
Environmental, asset retirement obligations, and other reserves	$20	$28
Inventories	(1)	12
Net operating loss carry forwards	79	92
Other	78	61
Total deferred tax assets	176	193
Deferred tax liabilities:
Fixed assets	324	506
Trademarks and other intangibles	169	272
Investments in affiliates	72	58
Total deferred tax liabilities	565	836
Net deferred income tax liabilities	$389	$643
Our corporate subsidiaries have federal net operating loss carryforwards of $349 million as of December 31, 2017 which expire in 2033, 2034, 2035 and 2036. Our corporate subsidiaries also have state net operating loss benefits of $5 million, net of federal tax, most of which expire between 2029 and 2036. We have determined that it is more likely than not that all federal and state net operating losses will be utilized, and accordingly, no valuation allowance is required as of December 31, 2017.
The Partnership and its subsidiaries do not have any unrecognized tax benefits for uncertain tax positions as of December 31, 2017 or 2016. The Partnership believes that all tax positions taken or to be taken will more likely than not be sustained under audit, and accordingly, we do not have any unrecognized tax benefits.
Our policy is to accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. We did not have any material interest and penalties in the periods presented.
The Partnership and its subsidiaries are no longer subject to examination by the Internal Revenue Service (“IRS”) for 2013 and prior years. In the first quarter of 2017, the IRS closed an income tax audit of Susser Holdings Corporation (“SHC”)’s 2014 tax year, and SHC completed the appeal of its 2010 and 2012 Texas margin tax years. The State of Pennsylvania is currently conducting an income tax audit of Sunoco LLC’s 2014 and 2015 tax years.

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
As of December 31, 2017, ETE and ETP or their subsidiaries owned 45,750,826 common units, which constitute a 39.4% limited partner ownership interest in us. As of December 31, 2017, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 53,917,173 common units.
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
Distributions on Preferred Units are cumulative beginning March 30, 2017, and payable quarterly in arrears, within 60 days, after the end of each quarter, commencing with the quarter ended June 30, 2017. The distribution payable as of December 31, 2017 was $8 million.
The Offering closed on March 30, 2017, and the Partnership received proceeds from the Offering of $300 million, which it used to repay indebtedness under its revolving credit facility.
On January 25, 2018, the Partnership redeemed all outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount includes the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
Common Units
On March 31, 2016, the Partnership completed a private placement of 2,263,158 common units to ETE (the “PIPE Transaction”). ETE owns the general partner interests and incentive distribution rights in the Partnership.
On October 4, 2016, the Partnership entered into an equity distribution agreement for an at-the-market (“ATM”) offering with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Managers”). Pursuant to the terms of the equity distribution agreement, the Partnership may sell from time to time through the Managers the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $400 million. The Partnership issued 1,268,750 common units from January 1, 2017 through December 31, 2017 in connection with the ATM for $33 million, net of commissions of $0.3 million. As of December 31, 2017, $295 million of our common units remained available to be issued under the equity distribution agreement.
Common unit activity for the years ended December 31, 2017 and 2016 was as follows:

Number of Units
Number of common units at December 31, 2015	87,365,706
Common units issued in connection with ETP Dropdown	5,710,922
Common units issued in connection with the PIPE Transaction	2,263,158
Common units issued in connection with the ATM	2,840,399
Phantom unit vesting	861
Number of common units at December 31, 2016	98,181,046
Common units issued in connection with the ATM	1,268,750
Phantom unit vesting	195,813
Other	22,390
Number of common units at December 31, 2017	99,667,999
On February 7, 2018, subsequent to the record date for SUN’s fourth quarter 2017 distribution, the Partnership repurchased 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million. The repurchase price per common unit was $31.2376, which is equal to the volume weighted average trading price of SUN common units on the New York Stock Exchange for the ten trading days ending on January 23, 2018. The Partnership funded the repurchase with cash on hand.
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

The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Attributable to Common Units
Distributions (a)	$328	$317	$156
Distributions in excess of net income	(293)	(809)	(112)
Limited partners' interest in net income (loss)	$35	$(492)	$44
Attributable to Subordinated Units
Distributions (a)	$—	$—	$23
Distributions in excess of net income	—	—	(12)
Limited partners' interest in net income	$—	$—	$11
(a) Distributions declared per unit to unitholders as of record date	$3.3020	$3.2938	$2.8851
Class C Units
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
Cash distributions paid were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
February 14, 2018	$0.8255	$82	$21
November 14, 2017	$0.8255	$82	$22
August 15, 2017	$0.8255	$82	$21
May 16, 2017	$0.8255	$82	$21
February 16, 2017	$0.8255	$81	$21
November 15, 2016	$0.8255	$79	$20
August 15, 2016	$0.8255	$79	$20
May 16, 2016	$0.8173	$78	$20
February 16, 2016	$0.8013	$70	$17
November 27, 2015	$0.7454	$47	$8
August 28, 2015	$0.6934	$29	$3
May 29, 2015	$0.6450	$23	$1
February 27, 2015	$0.6000	$21	$1

Series A Preferred Unit Holder
Payment Date	Total Cash Distribution
(in millions)
February 14, 2018	$8
November 14, 2017	$7
August 15, 2017	$8

18.	Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was $24 million, $13 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total fair value of phantom units vested for the years ended December 31, 2017, 2016 and 2015, was $9 million, $0 million and $0 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation expenses related to our nonvested phantom units totaled $27 million as of December 31, 2017, which are expected to be recognized over a weighted average period of 3.7 years. The fair value of nonvested phantom units outstanding as of December 31, 2017 and December 31, 2016, totaled $57 million and $69 million, respectively.

Phantom unit award activity for the years ended December 31, 2017 and December 31, 2016 consisted of the following:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	1,147,048	$41.19
Granted	966,337	26.95
Vested	(1,240)	36.98
Forfeited	(98,511)	39.77
Outstanding at December 31, 2016	2,013,634	34.43
Granted	203,867	28.31
Vested	(289,377)	45.48
Forfeited	(150,823)	34.71
Outstanding at December 31, 2017	1,777,301	$31.89
 The Partnership previously granted cash restricted units, which vested in cash. As of December 31, 2017, no such awards remained outstanding.

19.	Segment Reporting
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
Wholesale Segment
Our wholesale segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to our retail segment, to independently-operated dealer stations under long-term supply agreements, and to distributors and other consumers of motor fuel. Also included in the wholesale segment are motor fuel sales to commission agent locations and sales and costs related to processing transmix. We distribute motor fuels across more than 30 states throughout the East Coast and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from our wholesale segment to our retail segment are delivered at cost plus a profit margin. These amounts are reflected in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our wholesale segment is rental income from properties that we lease or sublease.
Retail Segment
Our retail segment primarily operates branded retail convenience stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, and Hawaii. These stores offer motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. The operations of the Retail Divestment are included in discontinued operations in the following segment information. The remaining retail segment includes the Partnership’s ethanol plant, credit card services, franchise royalties, and its retail operations in Hawaii and the continental United States.
The following tables present financial information by segment for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Segment Financial Data for the Year Ended December 31, 2017

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$1,577		$1,577
Wholesale motor fuel sales to third parties	9,278	—		9,278
Wholesale motor fuel sales to affiliates	55	—		55
Merchandise	—	571		571
Rental income	77	12		89
Other	50	103		153
Intersegment sales	1,472	125	(1,597)	—
Total revenue	10,932	2,388	(1,597)	11,723
Gross profit
Retail motor fuel	—	157		157
Wholesale motor fuel	535	—		535
Merchandise	—	185		185
Rental and other	116	115		231
Total gross profit	651	457		1,108
Total operating expenses	406	473		879
Operating income	245	(16)		229
Interest expense, net	88	121		209
Income (loss) from continuing operations before income taxes	157	(137)		20
Income tax benefit	(10)	(296)		(306)
Income from continuing operations	167	159		326
Loss from discontinued operations, net of income taxes	—	(177)		(177)
Net income and comprehensive income	$167	$(18)		$149
Depreciation, amortization and accretion (1)	118	85		203
Interest expense, net (1)	88	157		245
Income tax benefit (1)	(10)	(248)		(258)
EBITDA	363	(24)		339
Non-cash compensation expense (1)	2	22		24
Loss on disposal of assets and impairment charges (1)	8	392		400
Unrealized gain on commodity derivatives (1)	(3)	—		(3)
Inventory fair value adjustments (1)	(24)	(4)		(28)
Adjusted EBITDA	$346	$386		$732
Capital expenditures (1)	$71	$106		$177
Total assets (1)	$3,130	$5,214		$8,344
________________________________

(1)	Includes amounts from discontinued operations.

Segment Financial Data for the Year Ended December 31, 2016

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$1,338		$1,338
Wholesale motor fuel sales to third parties	7,812	—		7,812
Wholesale motor fuel sales to affiliates	62	—		62
Merchandise	—	541		541
Rental income	76	12		88
Other	45	100		145
Intersegment sales	1,195	133	(1,328)	—
Total revenue	9,190	2,124	(1,328)	9,986
Gross profit
Retail motor fuel	—	163		163
Wholesale motor fuel	596	—		596
Merchandise	—	178		178
Rental and other	110	109		219
Total gross profit	706	450		1,156
Total operating expenses	390	621		1,011
Operating income (loss)	316	(171)		145
Interest expense, net	59	102		161
Income (loss) from continuing operations before income taxes	257	(273)		(16)
Income tax expense (benefit)	5	(77)		(72)
Income (loss) from continuing operations	252	(196)		56
Loss from discontinued operations, net of income taxes	—	(462)		(462)
Net income (loss) and comprehensive income (loss)	$252	$(658)		$(406)
Depreciation, amortization and accretion (1)	94	225		319
Interest expense, net (1)	59	130		189
Income tax expense (benefit) (1)	5	(36)		(31)
EBITDA	410	(339)		71
Non-cash compensation expense (1)	6	7		13
Loss (gain) on disposal of assets (1)	(3)	683		680
Unrealized gain on commodity derivatives (1)	5	—		5
Inventory fair value adjustments (1)	(98)	(6)		(104)
Adjusted EBITDA	$320	$345		$665
Capital expenditures (1)	$112	$327		$439
Total assets (1)	$3,201	$5,500		$8,701
________________________________

(1)	Includes amounts from discontinued operations.

Segment Financial Data for the Year Ended December 31, 2015

	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$1,540		$1,540
Wholesale motor fuel sales to third parties	10,104	—		10,104
Wholesale motor fuel sales to affiliates	20	—		20
Merchandise	—	544		544
Rental income	52	29		81
Other	28	113		141
Intersegment sales	1,407	124	(1,531)	—
Total revenue	11,611	2,350	(1,531)	12,430
Gross profit
Retail motor fuel	—	200		200
Wholesale motor fuel	384	—		384
Merchandise	—	179		179
Rental and other	74	143		217
Total gross profit	458	522		980
Total operating expenses	332	396		728
Operating income	126	126		252
Interest expense, net	54	13		67
Income from continuing operations before income taxes	72	113		185
Income tax expense	4	25		29
Income from continuing operations	68	88		156
Income from discontinued operations, net of income taxes	—	38		38
Net income and comprehensive income	$68	$126		$194
Depreciation, amortization and accretion (1)	68	210		278
Interest expense, net (1)	55	33		88
Income tax expense (1)	4	48		52
EBITDA	195	417		612
Non-cash compensation expense (1)	4	4		8
Loss (gain) on disposal of assets (1)	1	(2)		(1)
Unrealized gain on commodity derivatives (1)	2	—		2
Inventory fair value adjustments (1)	78	20		98
Adjusted EBITDA	$280	$439		$719
Capital expenditures (1)	$65	$426		$491
Total assets (1)	$2,926	$5,916		$8,842
________________________________

(1)	Includes amounts from discontinued operations.

20.	Net Income per Unit
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
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in millions, except units and per unit amounts)
Income from continuing operations	$326	$56	$156
Less: Net income and comprehensive income attributable to noncontrolling interest	—	—	4
Less: Preacquisition income allocated to general partner	—	—	75
Income from continuing operations attributable to partners	326	56	77
Less:
Series A Preferred units	23	—	—
Incentive distribution rights	85	81	30
Distributions on nonvested phantom unit awards	6	5	2
Limited partners' interest in net income (loss) from continuing operations	$212	$(30)	$45

Income (loss) from discontinued operations	$(177)	$(462)	$38
Less: Preacquisition income allocated to general partner	—	—	28
Limited partners' interest in net income (loss) from discontinued operations	$(177)	$(462)	$10
Weighted average limited partner units outstanding:
Common - basic	99,270,120	93,575,530	40,253,913
Common - equivalents	458,234	28,305	21,738
Common - diluted	99,728,354	93,603,835	40,275,651
Subordinated - (basic and diluted)	—	—	10,010,333
Income (loss) from continuing operations per limited partner unit:
Common - basic	$2.13	$(0.32)	$0.91
Common - diluted	$2.12	$(0.32)	$0.91
Subordinated - basic and diluted (1)	$—	$—	$1.17
Income (loss) from discontinued operations per limited partner unit:
Common - basic	$(1.78)	$(4.94)	$0.20
Common - diluted	$(1.78)	$(4.94)	$0.20
Subordinated - basic and diluted (1)	$—	$—	$0.23
___________________________

(1)
The subordination period ended on November 30, 2015, at which time outstanding subordinated units were converted to common units. Distributions and the partners' interest in net income were allocated to the subordinated units through November 30, 2015.

21.	Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited financial and operating data for each quarter during 2017 and 2016. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2017				2016
	4th QTR	3rd QTR	2nd QTR	1st QTR	4th QTR	3rd QTR	2nd QTR	1st QTR
Motor fuel sales	$2,758	$2,849	$2,685	$2,618	$2,634	$2,415	$2,367	$1,796
Merchandise sales	142	151	147	131	133	142	138	128
Rental and other income	59	64	60	59	57	62	58	56
Total revenues	$2,959	$3,064	$2,892	$2,808	$2,824	$2,619	$2,563	$1,980

Motor fuel gross profit	$176	$203	$155	$158	$197	$182	$206	$174
Merchandise gross profit	45	49	48	43	44	46	46	42
Other gross profit	56	64	56	55	55	54	56	54
Total gross profit	$277	$316	$259	$256	$296	$282	$308	$270

Income (loss) from operations	$65	$128	$(20)	$56	$(140)	$76	$120	$89

Net Income (loss)	$232	$138	$(222)	$1	$(585)	$45	$72	$62

Income (loss) from continuing operations per limited partner unit:
Common (basic)	$1.91	$0.92	$(0.58)	$(0.11)	$(1.51)	$0.09	$0.60	$0.56
Common (diluted)	$1.90	$0.91	$(0.59)	$(0.11)	$(1.51)	$0.09	$0.60	$0.56
Income (loss) from discontinued operations per limited partner unit:
Common (basic)	$0.11	$0.17	$(1.94)	$(0.11)	$(4.81)	$0.15	$(0.07)	$(0.09)
Common (diluted)	$0.11	$0.17	$(1.94)	$(0.11)	$(4.81)	$0.15	$(0.07)	$(0.09)