Form 10-Q
period 2018-03-31
Sunoco LP
filed 2018-05-10
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35653

SUNOCO LP
(Exact name of registrant as specified in its charter)

Delaware	30-0740483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8111 Westchester Drive, Suite 400, Dallas, Texas 75225
(Address of principal executive offices, including zip code)
(214) 981-0700
(Registrant’s telephone number, including area code)
8020 Park Lane, Suite 200, Dallas, Texas 75231
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
The registrant had 82,492,008 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at May 4, 2018.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2018	December 31, 2017
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$98	$28
Accounts receivable, net	451	541
Receivables from affiliates	160	155
Inventories, net	434	426
Other current assets	71	81
Assets held for sale	6	3,313
Total current assets	1,220	4,544
Property and equipment, net	1,522	1,557
Other assets:
Goodwill	1,430	1,430
Intangible assets, net	656	768
Other noncurrent assets	91	45
Total assets	$4,919	$8,344
Liabilities and equity
Current liabilities:
Accounts payable	$416	$559
Accounts payable to affiliates	178	206
Accrued expenses and other current liabilities	759	368
Current maturities of long-term debt	5	6
Liabilities associated with assets held for sale	—	75
Total current liabilities	1,358	1,214
Revolving line of credit	—	765
Long-term debt, net	2,283	3,519
Advances from affiliates	85	85
Deferred tax liability	124	389
Other noncurrent liabilities	137	125
Total liabilities	3,987	6,097
Commitments and contingencies (Note 14)
Equity:
Limited partners:
Series A Preferred unitholder - affiliated (no units issued and outstanding as of March 31, 2018 and 12,000,000 units issued and outstanding as of December 31, 2017)	—	300
Common unitholders (82,492,008 units issued and outstanding as of March 31, 2018 and 99,667,999 units issued and outstanding as of December 31, 2017)	932	1,947
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of March 31, 2018 and December 31, 2017)	—	—
Total equity	932	2,247
Total liabilities and equity	$4,919	$8,344

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(in millions, except unit and per unit amounts)
Revenues:
Retail motor fuel	$445	$353
Wholesale motor fuel sales to third parties	3,094	2,244
Wholesale motor fuel sales to affiliates	12	21
Merchandise	135	131
Rental income	22	22
Other	41	37
Total revenues	3,749	2,808
Cost of sales:
Retail motor fuel cost of sales	401	317
Wholesale motor fuel cost of sales	2,945	2,143
Merchandise cost of sales	93	88
Other	14	4
Total cost of sales	3,453	2,552
Gross profit	296	256
Operating expenses:
General and administrative	35	32
Other operating	98	92
Rent	15	20
Loss on disposal of assets	3	2
Depreciation, amortization and accretion	49	54
Total operating expenses	200	200
Operating income	96	56
Other expenses:
Interest expense, net	34	58
Loss on extinguishment of debt and other	109	—
Loss from continuing operations before income taxes	(47)	(2)
Income tax expense (benefit)	31	(14)
Income (loss) from continuing operations	(78)	12
Loss from discontinued operations, net of income taxes	(237)	(11)
Net income (loss) and comprehensive income (loss)	$(315)	$1

Net loss per limited partner unit - basic:
Continuing operations - common units	$(1.11)	$(0.11)
Discontinued operations - common units	(2.63)	(0.11)
Net loss - common units	$(3.74)	$(0.22)
Net loss per limited partner unit - diluted:
Continuing operations - common units	$(1.11)	$(0.11)
Discontinued operations - common units	(2.63)	(0.11)
Net loss - common units	$(3.74)	$(0.22)
Weighted average limited partner units outstanding:
Common units - basic	89,753,950	98,609,608
Common units - diluted	90,271,751	98,715,958

Cash distribution per unit	$0.8255	$0.8255

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in millions)

	Preferred Units-Affiliated	Common Units	Total Equity
Balance at December 31, 2017	$300	$1,947	$2,247
Repurchase of common units	—	(540)	(540)
Redemption of Preferred units	(300)	—	(300)
Cash distribution to unitholders	—	(107)	(107)
Distribution to preferred units	(2)	—	(2)
Unit-based compensation	—	3	3
Cumulative effect of change in revenue recognition accounting principle	—	(54)	(54)
Partnership net income (loss)	2	(317)	(315)
Balance at March 31, 2018	$—	$932	$932

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(315)	$1
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	237	11
Depreciation, amortization and accretion	49	54
Amortization of deferred financing fees	2	4
Loss on disposal of assets	3	2
Loss on extinguishment of debt and other	109	—
Non-cash unit based compensation expense	3	4
Deferred income tax	29	(14)
Inventory valuation adjustment	(25)	13
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	90	97
Receivable from affiliates	(5)	(10)
Inventories	17	40
Other assets	10	23
Accounts payable	(143)	(245)
Accounts payable to affiliates	(28)	2
Accrued expenses and other current liabilities	403	(8)
Other noncurrent liabilities	4	12
Net cash provided by (used in) continuing operating activities	440	(14)
Cash flows from investing activities:
Capital expenditures	(19)	(24)
Purchase of intangible assets	(1)	(13)
Proceeds from disposal of property and equipment	3	—
Net cash used in investing activities	(17)	(37)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,200	—
Payments on long-term debt	(3,447)	(1)
Payments for debt extinguishment costs	(93)	—
Revolver borrowings	414	618
Revolver repayments	(1,179)	(857)
Loan origination costs	(24)	—
Advances from affiliates	—	(84)
Equity issued to ETE, net of issuance costs	—	300
Proceeds from issuance of common units, net of offering costs	—	33
Common unit repurchase	(540)	—
Redemption of equity issued to ETE	(303)	—
Other cash from financing activities, net	—	(1)
Distributions to unitholders	(121)	(104)
Net cash used in financing activities	(3,093)	(96)
Cash flows from discontinued operations:
Operating activities	(485)	142
Investing activities	3,214	(40)
Changes in cash included in current assets held for sale	11	(1)
Net increase in cash and cash equivalents of discontinued operations	2,740	101
Net increase (decrease) in cash	70	(46)
Cash and cash equivalents at beginning of period	28	103
Cash and cash equivalents at end of period	$98	$57
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
We are managed by Sunoco GP LLC, our general partner (“General Partner”). As of March 31, 2018, Energy Transfer Equity, L.P. (“ETE”), a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, a 2.3% limited partner interest in us and all of our incentive distribution rights. Energy Transfer Partners, L.P. (“ETP”), another publicly traded master limited partnership which is also controlled by ETE, owns a 26.5% limited partner interest in us as of March 31, 2018.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and our wholly-owned subsidiaries. We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We also operate convenience retail stores in Hawaii and New Jersey.
On April 6, 2017, certain subsidiaries of the Partnership (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel,” and, together with 7-Eleven, referred to herein collectively as “Buyers”). On January 23, 2018, we completed the disposition of assets pursuant to the Amended and Restated Asset Purchase Agreement entered by and among Sellers, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Purchase Agreement to reflect commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Purchase Agreement. Under the Purchase Agreement, as amended and restated, we sold a portfolio of 1,030 company operated retail fuel outlets, together with ancillary businesses and related assets to Buyers for approximately $3.2 billion (the “7-Eleven Transaction”). On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The results of these operations (the real estate optimization assets, together with the 7-Eleven Transaction, the “Retail Divestment”) have been reported as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 for more information related to the Purchase Agreement, the optimization plan, and the discontinued operations. All other footnotes present results of the continuing operations.
On April 1, 2018, the Partnership completed the conversion of 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets to a single commission agent.
Our primary operations are conducted by the following consolidated subsidiaries:
Wholesale Subsidiaries

•
Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, Texas metroplex.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries (Also See Note 4)

•	Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases convenience store properties.

•
Susser Holdings Corporation (“Susser”), a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico and Oklahoma through Stripes-branded convenience stores. Susser merged with and into Stripes LLC, a Texas limited liability company, on April 1, 2018.

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
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on gross profit, income from operations, net income (loss) and comprehensive income (loss), the balance sheets or statements of cash flows.

2.	Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018.
Significant Accounting Policies
As of March 31, 2018, the only material change in the Partnership's significant accounting policies, as compared to those described in the Annual Report on Form 10-K for the year ended December 31, 2017, was the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, described below under Recently Adopted Accounting Pronouncement.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including consignment arrangements, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $53 million and $76 million for the three months ended March 31, 2018 and 2017, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
Recently Issued Accounting Pronouncements
FASB ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. This Topic requires Balance Sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP, excluding short-term leases of 12 months or less. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. In January 2018, the FASB proposed amending the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. We are currently evaluating the effect that the updated standard will have on our consolidated balance sheets and related disclosures.
We are in the process of evaluating our lease contracts to determine the potential impact of adopting the new standard. At this point in our evaluation process, we have determined that the timing and/or amount of lease assets and lease liabilities that we recognize on certain contracts will be impacted by the adoption of the new standard; however, we are still in the process of quantifying this impact. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
In January 2018, the FASB issued Accounting Standards Update No. 2018-01, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840. The Partnership expects to adopt ASU 2016-02 and elect the practical expedient under ASU 2018-01 in the first quarter of 2019 and is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncement
FASB ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. On January 1, 2018 we adopted ASC Topic 606, which is effective for interim and annual reporting periods beginning on or after December 15, 2017. The new standard requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. It also outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes ASC 605 - Revenue Recognition and industry-specific guidance.
We have completed a detailed review of revenue contracts representative of our business segments and their revenue streams as of the adoption date. As a result of the evaluation performed, we have determined that the timing and amount of revenue that we recognize on certain contracts is impacted by the adoption of the new standard. These adjustments are primarily related to the change in recognition of dealer incentives and rebates. In addition to the evaluation performed, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard.
The Partnership has elected to apply the modified retrospective method to adopt the new standard. The implementation of the new standard has an impact on the measurement of recognition of revenue. The cumulative and ongoing effects of the adoption impact the following financials - the Consolidated Balance Sheet, the Consolidated Statement of Operations and Comprehensive Income (Loss), and the Statement of Equity. Additionally, new disclosures have been added in accordance with ASC Topic 606.
Utilizing the practical expedients allowed under the modified retrospective adoption method, ASC Topic 606 was only applied to existing contracts for which the Partnership has remaining performance obligations as of January 1, 2018, and new contracts entered into after January 1, 2018. ASC Topic 606 was not applied to contracts that were completed prior to January 1, 2018.
For contracts in scope of the new revenue standard as of January 1, 2018, we recognized a cumulative effect adjustment to retained earnings to account for the differences in timing of revenue recognition. The comparative information has not been restated under the modified retrospective method and continues to be reported under the accounting standards in effect for those periods.
The material adjustments to the opening balance sheet primarily relate to a change in timing of revenue recognition for variable consideration, such as incentives paid to customers, as well as a change in timing of revenue recognition for franchise fee revenue. Historically, an asset was recognized related to the contract incentives which was amortized over the life of the agreement. Under the new standard, the timing of the recognition of incentives changed due to application of the expected value method to estimate variable consideration. Additionally, under the new standard the change in timing of franchise fee revenue is due to the treatment of revenue recognition from the symbolic license over the term of the agreement.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU No. 2014-09 was as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
	(in millions)
Assets
Other current assets	$81	$8	$89
Property and Equipment, net	1,557	—	1,557
Intangible assets, net	768	(100)	668
Other noncurrent assets	45	39	84
Liabilities and Equity
Other noncurrent liabilities	125	1	126
Common unitholders	1,947	(54)	1,893
The adoption of the new revenue standard resulted in reclassifications to/from revenue, cost of sales, and operating expenses. Additionally, changes in timing of revenue recognition have required the creation of contract asset or contract liability balances, as well as certain balance sheet reclassifications. In accordance with the requirements of Topic 606, the disclosure below shows the impact of adopting the new standard on the income statement and the balance sheet.

	For the Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Revenues
Wholesale motor fuel sales to third parties	$3,094	$3,104	$(10)
Other	41	41	—
Costs of Sales
Other	14	15	(1)
Operating Expenses
Other Operating	98	100	(2)
Depreciation, amortization and accretion	49	55	(6)

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Assets
Other current assets	$71	$62	$9
Property and Equipment, net	1,522	1,522	—
Intangible assets, net	656	761	(105)
Other noncurrent assets	91	49	42
Liabilities and Equity
Other noncurrent liabilities	137	136	1
Common unitholders	932	987	(55)

3.	Acquisitions
On April 3, 2018, our subsidiary, Sunoco LLC, entered into an Asset Purchase Agreement with Superior Plus Energy Services, Inc. (“Superior”), a New York Corporation, pursuant to which it agreed to acquire certain wholesale fuel distribution assets and related terminal assets from Superior for approximately $40 million plus working capital adjustments. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market. The transaction closed on April 25, 2018.
On January 4, 2018, the Partnership entered into an Asset Purchase Agreement with 7-Eleven and SEI Fuel, pursuant to which the Partnership agreed to acquire 26 retail fuel outlets from 7-Eleven and SEI Fuel for approximately $50 million. The transaction closed on April 2, 2018. The Partnership subsequently converted the acquired stations from company-operated sites to commission agent locations.

4.	Discontinued Operations
On January 23, 2018, we completed the disposition of assets pursuant to the Amended and Restated Asset Purchase Agreement entered by and among Sellers, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Purchase Agreement to reflect commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Purchase Agreement. Subsequent to the closing of the 7-Eleven Transaction, previously eliminated wholesale motor fuel sales to the Partnership's retail locations are reported as wholesale motor fuel sales to third parties. Also, the related accounts receivable from such sales are no longer eliminated from the consolidated balance sheets and are reported as accounts receivable.
In connection with the closing of the transactions contemplated by the Purchase Agreement, we entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018 (the “Supply Agreement”), with 7-Eleven and SEI Fuel. The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement under which we have agreed to supply approximately 2.0 billion gallons of fuel annually plus additional aggregate growth volumes of up to 500 million gallons to be added incrementally over the first four years. For the period from January 1, 2018 through January 22, 2018 and the three months ended March 31, 2017, we recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million and $705 million, respectively, that were eliminated in consolidation. We recorded payments on trade receivables from 7-Eleven of $612 million in first quarter of 2018 subsequent to the closing of the sale.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 47 have been sold, one is under contract to be sold and eight continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets which will be operated by a commission agent.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations. See Note 1 for further information regarding the Retail Divestment.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the Consolidated Balance Sheets:

	March 31, 2018	December 31, 2017
	(in millions)
Carrying amount of assets held for sale:
Cash	$—	$21
Inventories	—	149
Other current assets	—	16
Property and equipment, net	6	1,851
Goodwill	—	796
Intangible assets, net	—	477
Other noncurrent assets	—	3
Total assets held for sale	$6	$3,313

Carrying amount of liabilities associated with assets held for sale:
Long term debt	$—	$21
Other current and noncurrent liabilities	—	54
Total liabilities associated with assets held for sale	$—	$75
Upon the classification of assets and related liabilities as held for sale, Sunoco LP’s management applied the measurement guidance in ASC 360, Property, Plant and Equipment, to calculate the fair value less cost to sell of the disposal group. In accordance with ASC 360-10-35-39, management first tested the goodwill included within the disposal group for impairment prior to measuring the disposal group’s fair value less the cost to sell. In the determination of the classification of assets held for sale and the related liabilities, management allocated a portion of the goodwill balance previously included in the Sunoco LP retail and Stripes reporting units to assets held for sale based on the relative fair values of the business to be disposed of and the portion of the respective reporting unit that will be retained. The amount of goodwill allocated to assets held for sale was approximately $796 million as of December 31, 2017. The remainder of the goodwill was allocated to the retained portion of the retail and Stripes reporting units, which comprises Sunoco LP’s ethanol plant, credit card processing services, franchise royalties and retail stores the Partnership continues to operate in the continental United States. This amount, inclusive of the portion of the Aloha reporting unit that represents retail activities, was approximately $678 million as of March 31, 2018 and December 31, 2017.
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
The Partnership recorded transaction costs of $1 million during the three months ended March 31, 2018, as a result of the 7-Eleven Transaction.

The results of operations associated with discontinued operations are presented in the following table:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues:
Motor fuel sales	$256	$1,162
Merchandise	89	409
Rental income	—	1
Other	4	14
Total revenues	349	1,586
Cost of sales:
Motor fuel cost of sales	240	1,057
Merchandise cost of sales	65	282
Other	—	—
Total cost of sales	305	1,339
Gross profit	44	247
Operating expenses:
General and administrative	2	32
Other operating	57	171
Rent	4	14
Loss on disposal of assets	23	5
Depreciation, amortization and accretion expense	—	33
Total operating expenses	86	255
Operating loss	(42)	(8)
Interest expense, net	2	6
Loss on extinguishment of debt and other	20	—
Loss from discontinued operations before income taxes	(64)	(14)
Income tax expense (benefit)	173	(3)
Loss from discontinued operations, net of income taxes	$(237)	$(11)

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Accounts receivable, trade	$289	$285
Credit card receivables	104	160
Vendor receivables for rebates, branding, and other	18	29
Other receivables	42	69
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$451	$541

6.	Inventories, net
Inventories, net, consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Fuel	$393	$387
Merchandise	30	30
Other	11	9
Inventories, net	$434	$426

7.	Property and Equipment, net
Property and equipment, net, consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Land	$523	$516
Buildings and leasehold improvements	716	714
Equipment	660	623
Construction in progress	120	159
Total property and equipment	2,019	2,012
Less: accumulated depreciation	497	455
Property and equipment, net	$1,522	$1,557

8.	Goodwill and Intangible Assets, net
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. At March 31, 2018 and December 31, 2017 we had $1.4 billion of goodwill recorded in conjunction with past business combinations.
Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. In accordance with ASC 350-20-35 “Goodwill - Subsequent Measurements”, during 2017, management performed goodwill impairment testing on its reporting units included in assets held for sale resulting in impairment charges of $387 million. Of this amount, $102 million was allocated to the sites reclassified to continuing operations in the fourth quarter within the retail and Stripes reporting units. Once allocated, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the retail or Stripes reporting units as a result of these tests.
As of March 31, 2018, we evaluated potential impairment indicators. We believe no impairment events occurred during the three months ended March 31, 2018, and we believe the assumptions used in the analysis performed in 2017 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the period from January 1, 2018 through March 31, 2018.

Other Intangible Assets
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$295	$—	$295
Contractual rights	30	—	30	30	—	30
Liquor licenses	12	—	12	12	—	12
Finite-lived
Customer relations including supply agreements (1)	549	242	307	674	256	418
Favorable leasehold arrangements, net	12	5	7	12	5	7
Loan origination costs (2)	10	7	3	10	6	4
Other intangibles	5	3	2	5	3	2
Intangible assets, net	$913	$257	$656	$1,038	$270	$768
_______________________________

(1)	Decrease in gross carrying amount is mainly due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, see Note 2.

(2)	Loan origination costs are associated with the 2014 Revolver, see Note 10 for further information on the 2014 Revolver.
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
During the fourth quarter of 2017, the Partnership performed the annual impairment tests on our indefinite-lived intangible assets and recognized $13 million and $4 million of impairment charges on our contractual rights and liquor licenses, respectively, primarily due to decreases in projected future revenues and cash flows from the date the intangible assets were originally recorded.
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

9.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Wage and other employee-related accrued expenses	$25	$72
Accrued tax expense	601	180
Accrued insurance	14	26
Accrued interest expense	25	43
Dealer deposits	16	16
Other	78	31
Total	$759	$368

10.	Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Term Loan (1)	$—	$1,243
Sale leaseback financing obligation	111	113
2014 Revolver	—	765
4.875% Senior Notes Due 2023	1,000	—
5.500% Senior Notes Due 2026	800	—
5.875% Senior Notes Due 2028	400	—
6.375% Senior Notes Due 2023 (2)	—	800
5.500% Senior Notes Due 2020 (2)	—	600
6.250% Senior Notes Due 2021 (2)	—	800
Other	2	3
Total debt	2,313	4,324
Less: current maturities	5	6
Less: debt issuance costs	25	34
Long-term debt, net of current maturities	$2,283	$4,284
_______________________________

(1)	The Term Loan was repaid in full and terminated on January 23, 2018.

(2)	The Senior Notes were redeemed on January 23, 2018.
Term Loan
The senior secured term loan agreement (the “Term Loan”) provided secured financing in an aggregate principal amount of up to $2.035 billion, which we borrowed in full.
The Term Loan was repaid in full and terminated on January 23, 2018. See 2018 Private Offering of Senior Notes below.
2018 Private Offering of Senior Notes
On January 23, 2018, we and certain of our wholly owned subsidiaries, including Sunoco Finance Corp. (together with the Partnership, the “Issuers”) completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023 (the “2023 Notes”), $800 million in aggregate principal amount of 5.500% senior notes due 2026 (the “2026 Notes”) and $400 million in aggregate principal amount of 5.875% senior notes due 2028 (the “2028 Notes” and, together with the 2023 Notes and the 2026 Notes, the “Notes”).
The terms of the Notes are governed by an indenture dated January 23, 2018, among the Issuers, and certain other subsidiaries of the Partnership (the “Guarantors”) and U.S. Bank National Association, as trustee. The 2023 Notes will mature on January 15, 2023 and interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2018. The 2026 Notes will mature on February 15, 2026 and interest is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2018.  The 2028 Notes will mature on March 15, 2028 and interest is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2018. The Notes are senior obligations of the Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s 2014 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the Notes. ETC M-A Acquisition LLC (“ETC M-A”), a subsidiary of ETP, guarantees collection to the Issuers with respect to the payment of the principal amount of the Notes. ETC M-A is not subject to any of the covenants under the Indenture.
In connection with our issuance of the Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the Notes for an issue of registered notes with terms substantively identical to each series of Notes and evidencing the same indebtedness as the Notes on or before January 23, 2019.

The Partnership used the proceeds from the private offering, along with proceeds from the 7-Eleven Transaction, to: 1) redeem in full our existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023; 2) repay in full and terminate the Term Loan; 3) pay all closing costs in connection with the 7-Eleven Transaction; 4) redeem the outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million; and 5) repurchase 17,286,859 SUN common units owned by subsidiaries of ETP for aggregate cash consideration of approximately $540 million.
6.250% Senior Notes Due 2021
The 2021 Senior Notes were redeemed and the indenture governing the 2021 Senior Notes was discharged on January 23, 2018. The redemption amount includes the original consideration of $800 million and a $32 million call premium plus accrued and unpaid interest. See 2018 Private Offering of Senior Notes above.
5.500% Senior Notes Due 2020
The 2020 Senior Notes were redeemed and the indenture governing the 2020 Senior Notes was discharged on January 23, 2018. The redemption amount includes the original consideration of $600 million and a $17 million call premium plus accrued and unpaid interest. See 2018 Private Offering of Senor Notes above.
6.375% Senior Notes Due 2023
The 2023 Senior Notes were redeemed and the indenture governing the 2023 Senior Notes was discharged on January 23, 2018. The redemption amount includes the original consideration of $800 million and a $44 million call premium plus accrued and unpaid interest. See 2018 Private Offerings of Senior Notes above.
Revolving Credit Agreement
On September 25, 2014, we entered into a $1.25 billion revolving credit facility (the “2014 Revolver”) among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer. Proceeds from the revolving credit facility were used to pay off the Partnership’s then-existing revolving credit facility entered into on September 25, 2012. On April 10, 2015, we received a $250 million increase in commitments under the 2014 Revolver and, as a result, we are permitted to borrow up to $1.5 billion on a revolving credit basis.
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
As of March 31, 2018, the balance on the 2014 Revolver was zero, and $8 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at March 31, 2018 was $1.5 billion. The Partnership was in compliance with all financial covenants at March 31, 2018.
Sale Leaseback Financing Obligation
On April 4, 2013, Southside Oil, LLC (“Southside”) completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As Southside did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of March 31, 2018 was $111 million.
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
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of March 31, 2018, is estimated to be approximately $2.2 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

11.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Accrued straight-line rent	$12	$13
Reserve for underground storage tank removal	50	41
Reserve for environmental remediation	24	23
Unfavorable lease liability	17	10
Aloha acquisition contingent consideration	15	15
Others	19	23
Total	$137	$125

12.	Related-Party Transactions
We are party to the following fee-based commercial agreements with various affiliates of ETP:

•
Philadelphia Energy Solutions Products Purchase Agreements – two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES’s product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail Holdings, LLC, a subsidiary of ETP, owns a noncontrolling interest in the parent of PES.

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
Summary of Transactions
Significant affiliate activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss) is as follows:

•
Net advances from affiliates were $85 million as of March 31, 2018 and December 31, 2017. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management.

•	Net accounts receivable from affiliates were $160 million and $155 million as of March 31, 2018 and December 31, 2017, respectively, which are primarily related to motor fuel purchases from us.

•	Net accounts payable to affiliates was $178 million and $206 million as of March 31, 2018 and December 31, 2017, respectively, which are related to operational expenses and fuel pipeline purchases.

•	Wholesale motor fuel sales to affiliates of $12 million and $21 million for the three months ended March 31, 2018 and 2017, respectively.

•
Bulk fuel purchases from affiliates of $777 million and $545 million for the three months ended March 31, 2018 and 2017, respectively, which is included in wholesale motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income (Loss).

13.	Revenue
Disaggregation of Revenue
We operate our business in two primary operating segments, wholesale and retail, both of which are included as reportable segments. We disaggregate revenue within the operating segments by channels.

The following table depicts the disaggregation of revenue by segment:

For the Three Months Ended March 31, 2018
(in millions)
Retail Segment
Retail Motor Fuel	$445
Merchandise	135
Other	30
Total Retail Revenue	610
Wholesale Segment
Dealer	800
Distributor	1,623
Unbranded Wholesale	562
Commission Agent	121
Rental Income (1)	19
Other	14
Total Wholesale Revenue	3,139
Total Revenue	$3,749
________________________________

(1)	Rental Income is the result of our lease arrangements which are outside the scope of ASC Topic 606.
Wholesale Revenue
The Partnership’s wholesale operations earn revenue from the following channels: sales to Dealers, sales to Distributors, Unbranded Wholesale Revenue, Commission Agent Revenue, Rental Income, and Other Income. Wholesale motor fuel revenue consists primarily of the sale of motor fuel under supply agreements with third party customers and affiliates. Fuel supply contracts with our wholesale customers generally provide that we distribute motor fuel at a formula price based on published rates, volume-based profit margin, and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, the Partnership estimates the variable consideration amount and factors in such an estimate to determine the transaction price under the expected value method.
Revenue is recognized under the wholesale motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. Under the new standard, to determine when control transfers to the customer, the shipping terms of the contract are assessed as shipping terms are considered a primary indicator of the transfer of control. For FOB shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, the Partnership is precluded from redirecting the shipment to another customer and revenue is recognized.
Commission agent revenue consists of sales from consignment agreements between the Partnership and select operators. The Partnership supplies motor fuel to sites operated by commission agents and sells the fuel directly to the end customer. In consignment arrangements, control of the product is transferred at the point in time when the goods are removed from consignment stock and sold to the end customer. To reflect the transfer of control, the Partnership recognizes consignment revenue at the point in time fuel is sold to the end customer.
Retail Revenue
The Partnership’s retail operations earn revenue from the following channels: Retail Motor Fuel Sales, Merchandise Sales, and Other Income. Retail Motor Fuel Sales consist of fuel sales to consumers at company-operated retail convenience stores. Merchandise Revenue comprises the in-store merchandise and foodservice sales at company-operated convenience stores. Other Income represents a variety of other services within our retail segment including car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. Revenue from retail operations is recognized when (or as) the performance obligations are satisfied (i.e. when the customer obtains control of the good).

Contract Balances with Customers
The Partnership satisfies its obligations by transferring goods or services in exchange for consideration from customers. The timing of performance may differ from the timing the associated consideration is paid to or received from the customer, thus resulting in the recognition of a contract asset or a contract liability.
The Partnership recognizes a contract asset when making upfront consideration payments to certain customers. The upfront considerations represent a pre-paid incentive, as these payments are not made for distinct goods or services provided by the customer. The pre-payment incentives are recognized as a contract asset upon payment and amortized as a reduction of revenue over the term of the specific agreement.
The Partnership recognizes a contract liability if the customer's payment of consideration precedes the entity's fulfillment of the performance obligations. We maintain some franchise agreements requiring dealers to make one-time upfront payments for long term license agreements. The Partnership recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license.
The balances of receivables from contracts with customers listed in the table below include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience and on a specific identification basis.
The opening and closing balances of the Partnership’s contract assets and contract liabilities are as follows:

	Balance at January 1, 2018	Balance at March 31, 2018	Increase/ (Decrease)
	(in millions)
Contract Balances
Contract Asset	$51	$55	$4
Accounts receivable from contracts with customers	$445	$393	$(52)
Contract Liability	$1	$1	$—
The amount of revenue recognized in the current period that was included in the opening contract liability balance was $0.1 million. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between entity's performance and the customer’s payment.
Performance Obligations
At contract inception, the Partnership assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Partnership considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Partnership allocates the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service.
The Partnership distributes fuel under long-term contracts to branded distributors, branded and unbranded third party dealers, and branded and unbranded retail fuel outlets. Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately nine years, with an estimated, volume-weighted term remaining of approximately four years.
As part of the Purchase Agreement with 7-Eleven, the Partnership and 7-Eleven and SEI Fuel (collectively, the “Distributor”) have entered into a 15-year take-or-pay fuel supply agreement in which the Distributor is required to purchase a minimum volume of fuel annually. We expect to recognize this revenue in accordance with the contract as we transfer control of the product to the customer. However, in case of annual shortfall we will recognize the amount payable by the Distributor ratably over the remaining period associated with the shortfall. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations.
In some contractual arrangements, the Partnership grants dealers a franchise license to operate the Partnership’s convenience stores over the life of a franchise agreement. In return for the grant of the convenience store license, the dealer makes a one-time nonrefundable franchise fee payment to the Partnership plus sales based royalties payable to the Partnership at a contractual rate during the period of the franchise agreement. Under the requirements of ASC Topic 606, the franchise license is deemed to be a symbolic license for which recognition of revenue over time is the most appropriate measure of progress toward complete satisfaction of the performance obligation. Revenue from this symbolic license is recognized evenly over the license period.
As of March 31, 2018, the aggregate amount of revenue expected to be recognized related to unsatisfied or partially satisfied franchise fee performance obligations (contract liabilities) is approximately $0.4 million for the remainder of 2018, $0.3 million in 2019, $0.2 million in 2020, and $0.1 million thereafter.
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of Other Assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that the Partnership recognized for the period ended March 31, 2018 was $3 million. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
Practical Expedients Selected by the Partnership
For the period ended March 31, 2018, the Partnership elected the following practical expedients in accordance with ASC 606:

•
Significant financing component - The Partnership elected not to adjust the promised amount of consideration for the effects of significant financing component if the Partnership expects at contract inception that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•
Incremental costs of obtaining a contract - The Partnership generally expenses sales commissions when incurred because the amortization period would have been less than one year. We record these costs within general and administrative expenses. The Partnership elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less.

•
Shipping and handling costs - The Partnership elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

•
Measurement of transaction price - The Partnership has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Partnership from a customer, for e.g. sales tax, value added tax etc.

•
Variable consideration of wholly unsatisfied performance obligations - The Partnership has elected to exclude the estimate of variable consideration to the allocation of wholly unsatisfied performance obligations.

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

Net rent expense consisted of the following:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Cash rent:
Store base rent (1) (2)	$15	$16
Equipment and other rent (3)	—	4
Total cash rent	15	20
Non-cash rent:
Straight-line rent	—	—
Net rent expense	$15	$20
________________________________

(1)
Store base rent includes the Partnership's rent expense for leased convenience store properties which are subleased to third-party operators. The sublease income from these sites is recorded in rental income on the statement of operations and totaled $6 million and $6 million for the three months ended March 31, 2018 and 2017, respectively.

(2)	Store base rent includes contingent rent expense totaling $1 million and $4 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	Equipment and other rent consists primarily of vehicles and marine transportation vessels.

15.	Interest Expense, net
Components of net interest expense were as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Interest expense	$34	$55
Amortization of deferred financing fees	2	4
Interest income	(2)	(1)
Interest expense, net	$34	$58

16.	Income Tax Expense
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate to net income tax expense (benefit) is as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in million)
Tax at statutory federal rate (1)	$(10)	$(1)
Partnership earnings not subject to tax	9	(13)
Statutory tax rate changes	29	—
Other	3	—
Net income tax expense (benefit)	$31	$(14)
________________________________

(1)
In December 2017, the “Tax Cuts and Jobs Act” was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017.

17.	Partners' Capital
As of March 31, 2018, ETE and ETP or their subsidiaries owned 28,463,967 common units, which constitutes 34.5% of our outstanding common units. As of March 31, 2018, our consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 54,028,041 common units.
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
Activity of our common units for the three months ended March 31, 2018 is as follows:

Number of Units
Number of common units at December 31, 2017	99,667,999
Common units repurchase	(17,286,859)
Phantom unit vesting	110,868
Number of common units at March 31, 2018	82,492,008
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

The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	For the Three Months Ended March 31,
	2018	2017
Attributable to Common Units
Distributions (a)	$68	$82
Distributions in excess of net income	(404)	(104)
Limited partners' interest in net income (loss)	$(336)	$(22)

(a) Distributions declared per unit to unitholders as of record date	$0.8255	$0.8255
 Class C Units
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
Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the three months ended March 31, 2018, Class C distributions declared totaled $14 million.
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
Cash distributions paid or payable during 2018 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
May 15, 2018	$0.8255	$68	$18
February 14, 2018	$0.8255	$82	$21

Series A Preferred Unit Holder
Payment Date	Total Cash Distribution
(in millions)
January 25, 2018 (1)	$10
________________________________

(1)
$10 million cash distribution paid on January 25, 2018 includes $8 million cash distribution for the three months ended December 31, 2017 and $2 million cash distribution for the period from January 1, 2018 through January 25, 2018.

18.	Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was $3 million and $4 million for the three months ended March 31, 2018 and 2017, respectively. The total fair value of phantom units vested during the three months ended March 31, 2018 and 2017, was $5 million and $0.4 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation cost related to our nonvested restricted phantom units totaled

$27 million as of March 31, 2018, which is expected to be recognized over a weighted average period of 3.78 years. The fair value of nonvested phantom units outstanding as of March 31, 2018 totaled $56 million.
A summary of our phantom unit award activity is as follows:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	2,013,634	$34.43
Granted	203,867	28.31
Vested	(289,377)	45.48
Forfeited	(150,823)	34.71
Outstanding at December 31, 2017	1,777,301	31.89
Granted	420,300	28.86
Vested	(169,996)	28.18
Forfeited	(214,344)	31.93
Outstanding at March 31, 2018	1,813,261	$30.96

19.	Segment Reporting
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
Retail Segment
Prior to the completion of the Retail Divestment, our retail segment primarily operated branded retail convenience stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, and Hawaii. These stores offer motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. The operations of the Retail Divestment are included in discontinued operations in the following segment information. Subsequent to the completion of the Retail Divestment, the remaining retail segment includes the Partnership's ethanol plant, credit card services, franchise royalties, and its retail operations in Hawaii and the continental United States.
The following tables present financial information by segment for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018				2017
	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals	Wholesale Segment	Retail Segment	Intercompany Eliminations	Totals
	(in millions)
Revenue
Retail motor fuel	$—	$445		$445	$—	$353		$353
Wholesale motor fuel sales to third parties	3,094	—		3,094	2,244	—		2,244
Wholesale motor fuel sales to affiliates	12	—		12	21	—		21
Merchandise	—	135		135	—	131		131
Rental income	19	3		22	19	3		22
Other	14	27		41	13	24		37
Intersegment sales	404	34	(438)	—	327	35	(362)	—
Total revenue	3,543	644	(438)	3,749	2,624	546	(362)	2,808
Gross profit
Retail motor fuel	—	44		44	—	36		36
Wholesale motor fuel	161	—		161	122	—		122
Merchandise	—	42		42	—	43		43
Rental and other	29	20		49	28	27		55
Total gross profit	190	106		296	150	106		256
Total operating expenses	119	81		200	91	109		200
Operating income (loss)	71	25		96	59	(3)		56
Interest expense, net	19	15		34	20	38		58
Loss on extinguishment of debt and other	109	—		109	—	—		—
Income (loss) from continuing operations before income taxes	(57)	10		(47)	39	(41)		(2)
Income tax expense (benefit)	1	30		31	1	(15)		(14)
Income (loss) from continuing operations	(58)	(20)		(78)	38	(26)		12
Loss from discontinued operations, net of income taxes (See Note 4)	—	(237)		(237)	—	(11)		(11)
Net income (loss) and comprehensive income (loss)	$(58)	$(257)		$(315)	$38	$(37)		$1
Depreciation, amortization and accretion (1)	28	21		49	22	65		87
Interest expense, net (1)	19	17		36	20	44		64
Income tax expense (benefit) (1)	1	203		204	1	(18)		(17)
EBITDA	(10)	(16)		(26)	81	54		135
Non-cash compensation expense (1)	—	3		3	—	4		4
Loss on disposal of assets (1)	3	23		26	2	5		7
Loss on extinguishment of debt and other (1)	109	20		129	—	—		—
Unrealized gain on commodity derivatives (1)	—	—		—	(5)	—		(5)
Inventory fair value adjustments (1)	(25)	(1)		(26)	13	1		14
Other non-cash adjustments	3	—		3	—	—		—
Adjusted EBITDA	$80	$29		$109	$91	$64		$155
Capital expenditures (1)	$12	$7		$19	$12	$54		$66
Total assets as of March 31, 2018 and December 31, 2017, respectively	$3,073	$1,846		$4,919	$3,130	$5,214		$8,344
________________________________

(1)	Includes amounts from discontinued operations.

20.	Net Income per Unit
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
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in millions, except units and per unit amounts)
Income (loss) from continuing operations	$(78)	$12
Less:
Distributions on Series A Preferred units	2	—
Incentive distribution rights	18	21
Distributions on nonvested phantom unit awards	1	2
Limited partners' interest in net loss from continuing operations	$(99)	$(11)
Loss from discontinued operations	$(237)	$(11)
Weighted average limited partner units outstanding:
Common - basic	89,753,950	98,609,608
Common - equivalents	517,801	106,350
Common - diluted	90,271,751	98,715,958
Loss from continuing operations per limited partner unit:
Common - basic	$(1.11)	$(0.11)
Common - diluted	$(1.11)	$(0.11)
Loss from discontinued operations per limited partner unit:
Common - basic	$(2.63)	$(0.11)
Common - diluted	$(2.63)	$(0.11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2017.
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
For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2017. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors, as well as the retail sale of motor fuels and merchandise through our company-

operated convenience stores and retail fuel sites. Additionally, we are the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of 5,293 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States.
We are managed by our General Partner. As of March 31, 2018, ETE, a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, a 2.3% limited partner interest in us and all of our incentive distribution rights. ETP, another publicly traded master limited partnership which is also controlled by ETE, owns a 26.5% limited partner interest in us as of March 31, 2018.
The Partnership recorded transaction costs of $1 million during the three months ended March 31, 2018, as a result of the 7-Eleven Transaction.
We believe we are one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil, and we receive rental income from real estate that we lease or sublease.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	284 convenience stores and fuel outlets;

•	185 independently operated consignment locations where we sell motor fuel to retail customers under commission arrangements with such operators;

•	6,503 convenience stores and retail fuel outlets operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,203 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts, municipalities and other industrial customers.
As of March 31, 2018, we operated 284 convenience stores and fuel outlets. Our retail convenience stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services. We sold 245 million retail motor fuel gallons at these sites during the three months ended March 31, 2018.
On January 23, 2018, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions to 7-Eleven.
Recent Developments
On April 3, 2018, our subsidiary, Sunoco, LLC, entered into an Asset Purchase Agreement with Superior Plus Energy Services, Inc. (“Superior”), a New York Corporation, pursuant to which it agreed to acquire certain wholesale fuel distribution assets and related terminal assets from Superior for approximately $40 million plus working capital adjustments. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market. The transaction closed on April 25, 2018.
On April 1, 2018, the Partnership completed the conversion of 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets to a single commission agent. Under the commission agent model, the Partnership owns, prices and sells fuel at the sites, paying the commission agent a fixed cents-per-gallon commission and receives rental income from the commission agent. The commission agent conducts all operations related to the convenience stores and related restaurant locations.
On April 2, 2018, the Partnership completed an acquisition of 26 retail fuel outlets from 7-Eleven and SEI Fuel Services, Inc., a wholly-owned subsidiary of 7-Eleven (“SEI Fuel”) for approximately $50 million, pursuant to an Asset Purchase Agreement entered by the Partnership, 7-Eleven and SEI Fuel on January 4, 2018. The Partnership subsequently converted the acquired stations from company-operated sites to commission agent locations.
On February 7, 2018, the Partnership repurchased 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million. The repurchase price per common unit was $31.2376, which is equal to the volume weighted average trading price of SUN common units on the New York Stock Exchange for the ten trading days ending on January 23, 2018. We funded the repurchase with cash on hand on February 7, 2018.
On January 25, 2018, the Partnership redeemed all outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount includes the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.

On January 23, 2018, we completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028. The Partnership used the proceeds from the private offering, along with proceeds from the 7-Eleven Transaction, to: 1) redeem in full our existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023; 2) repay in full and terminate the Term Loan; 3) pay all closing costs in connection with the 7-Eleven Transaction; 4) redeem the outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million; and 5) repurchase 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million.
On January 23, 2018, we entered into certain Amended and Restated Asset Purchase Agreement (the “A&R Purchase Agreement”), by and among us, 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel” and together with 7-Eleven, referred to herein collectively as “Buyers”), and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Asset Purchase Agreement that was entered by the parties on April 6, 2017 to reflect certain commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Asset Purchase Agreement. Under the A&R Purchase Agreement, we agreed to sell a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for approximately $3.2 billion. On January 23, 2018, we completed the disposition of assets pursuant to the A&R Purchase Agreement.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. As of March 31, 2018, of the 97 properties, 47 have been sold, one is under contract to be sold, and eight continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which will be operated by a commission agent.
The assets under the A&R Purchase Agreement and the real estate assets subject to the portfolio optimization plan comprise the retail divestment presented as discontinued operations (“Retail Divestment”). See Note 4 to the Consolidated Financial Statements for more information of Retail Divestment.
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
Key operating metrics set forth below are presented as of and for the three months ended March 31, 2018 and 2017 and have been derived from our historical consolidated financial statements.
The operating results for the discontinued operations are shown in the retail operations segment for the purposes of presenting the key operating metrics.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Three Months Ended March 31,
	2018			2017
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Retail motor fuel	$—	$445	$445	$—	$353	$353
Wholesale motor fuel sales to third parties	3,094	—	3,094	2,244	—	2,244
Wholesale motor fuel sale to affiliates	12	—	12	21	—	21
Merchandise	—	135	135	—	131	131
Rental income	19	3	22	19	3	22
Other	14	27	41	13	24	37
Total revenues	$3,139	$610	$3,749	$2,297	$511	$2,808
Gross profit:
Retail motor fuel	$—	$44	$44	$—	$36	$36
Wholesale motor fuel	161	—	161	122	—	122
Merchandise	—	42	42	—	43	43
Rental and other	29	20	49	28	27	55
Total gross profit	$190	$106	$296	$150	$106	$256
Income (loss) from continuing operations	(58)	(20)	(78)	38	(26)	12
Loss from discontinued operations, net of taxes	—	(237)	(237)	—	(11)	(11)
Net income (loss) and comprehensive income (loss)	$(58)	$(257)	$(315)	$38	$(37)	$1
Adjusted EBITDA (2)	$80	$29	$109	$91	$64	$155
Distributable cash flow, as adjusted (2)			$85			$77
Operating Data:
Total motor fuel gallons sold:
Retail (3)		245	245		595	595
Wholesale	1,612		1,612	1,313		1,313
Motor fuel gross profit cents per gallon (1):
Retail (3)		24.4¢	24.4¢		23.1¢	23.1¢
Wholesale	8.4¢		8.4¢	10.6¢		10.6¢
Volume-weighted average for all gallons (3)			10.5¢			14.5¢
Retail merchandise margin (3)		29.7%			31.6%
________________________________

(1)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define EBITDA, Adjusted EBITDA, and distributable cash flow as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018			2017
	Wholesale	Retail	Total	Wholesale	Retail	Total
	(in millions)
Net income (loss) and comprehensive income (loss)	$(58)	$(257)	$(315)	$38	$(37)	$1
Depreciation, amortization and accretion (1)	28	21	49	22	65	87
Interest expense, net (1)	19	17	36	20	44	64
Income tax expense (benefit) (1)	1	203	204	1	(18)	(17)
EBITDA	$(10)	$(16)	$(26)	$81	$54	$135
Non-cash compensation expense (1)	—	3	3	—	4	4
Loss on disposal of assets (1)	3	23	26	2	5	7
Loss on extinguishment of debt and other (1)	109	20	129	—	—	—
Unrealized gain on commodity derivatives (1)	—	—	—	(5)	—	(5)
Inventory adjustments (1)	(25)	(1)	(26)	13	1	14
Other non-cash adjustments	3	—	3	—	—	—
Adjusted EBITDA	$80	$29	$109	$91	$64	$155
Cash interest expense (1)			34			60
Current income tax expense (1)			468			—
Transaction-related income taxes (2)			(480)			—
Maintenance capital expenditures (1)			3			18
Distributable cash flow			$84			$77
Transaction-related expenses (1)			3			—
Series A Preferred distribution			(2)			—
Distributable cash flow, as adjusted			$85			$77
________________________________

(1)	Includes amounts from discontinued operations.

(2)	Transaction-related income taxes primarily related to the 7-Eleven Transaction.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following discussion of results compares the operations for the three months ended March 31, 2018 and 2017.
Revenue. Total revenue attributable to continuing operations for the three months ended March 31, 2018 was $3.7 billion, an increase of $941 million from the three months ended March 31, 2017. The increase is primarily attributable to the following:

•
an increase in wholesale motor fuel revenue of $841 million due to a 11.8%, or a $0.20, increase in the sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold of approximately 299 million;

•
an increase in retail motor fuel revenue of $92 million due to 32.2% , or a $0.77, increase in the sales price per retail motor fuel gallon, offset by a decrease in retail motor fuel gallons sold of approximately 7 million; and

•	a net increase in merchandise revenue, rental income and other revenue of $8 million.
Gross Profit. Gross profit attributable to continuing operations for the three months ended March 31, 2018 was $296 million, an increase of $40 million from the three months ended March 31, 2017. The increase in gross profit is primarily attributable to the following:

•
an increase in the gross profit on wholesale motor fuel of $39 million primarily due to a $38 million favorable change in the inventory adjustment compared to the prior year. Excluding the inventory adjustment change, we had a 20.8%, or a $0.022, decrease in the gross profit per wholesale motor fuel gallon and an increase in wholesale motor fuel gallons sold of approximately 299 million; and

•
an increase in the gross profit on retail motor fuel of $8 million primarily due to a 23.6%, or a $0.060, increase in the gross profit per retail motor fuel gallon, offset by a decrease in retail motor fuel gallons sold of approximately 7 million; offset by

•	a net decrease in other gross profit consisting of merchandise, rental and other of $7 million.
Total Operating Expenses. Total operating expenses attributable to continuing operations for each of the three months ended March 31, 2018 and 2017 were $200 million, reflecting the net impacts of the following:

•	an increase in general and administrative expenses and other operating expenses of $9 million primarily attributable to higher salary, insurance and maintenance expenses; and

•	an increase in loss on disposal of assets of $1 million; offset by

•	a net decrease in rent expense and depreciation, amortization and accretion expense of $10 million.
Interest Expense. Interest expense attributable to continuing operations for the three months ended March 31, 2018 was $34 million, a decrease of $24 million from the three months ended March 31, 2017. This decrease is primarily attributable to the repayment in full of our term loan agreement that we entered into on March 31, 2016 (“Term Loan”), and the decrease in borrowings under our revolving credit facility that we entered into on September 25, 2014 (the “2014 Revolver”).
Loss on extinguishment of debt and other. Loss on extinguishment of debt and other for the three months ended March 31, 2018 was $109 million, which was primarily attributable to $106 million loss recognized from the redemption of our senior notes, and $3 million related to the early redemption penalty of our Series A Preferred Units previously held by ETE.
Income Tax Expense (Benefit). Income tax expense attributable to continuing operations for the three months ended March 31, 2018 was $31 million, a change of $45 million from income tax benefit of $(14) million for the three months ended March 31, 2017. This change is primarily attributable to higher earnings from the Partnership’s consolidated corporate subsidiaries and a state income tax statutory rate change.
Discontinued Operations. Net loss from discontinued operations increased by $226 million, which was primarily attributable to an increase of $176 million in income tax expense, a $20 million loss on extinguishment of debt related to the discontinued operations and a increase of $18 million in loss on disposal of assets caused by the completion of the majority of the Retail Divestment during the three months ended March 31, 2018. The increase of net loss from discontinued operations was also impacted by a decrease of $203 million in the gross profit, and partially offset by a decrease of $187 million in operating expenses excluding the loss on disposal of assets and a decrease of $4 million in interest expense. These changes were primarily attributable to a partial period for the majority of the Retail Divestment during the three months ended March 31, 2018. See Note 4 of the consolidated financial statements for the results from the discontinued operations.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 may also significantly impact our liquidity.
We had $98 million and $28 million of cash and cash equivalents on hand as of March 31, 2018 and December 31, 2017, respectively, all of which were unrestricted. As of March 31, 2018, the balance under the 2014 Revolver was zero, and $8 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at March 31, 2018 was $1.5 billion. The Partnership was in compliance with all financial covenants at March 31, 2018. Based on our current estimates, we expect to utilize capacity under the 2014 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2018; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$440	$(14)
Investing activities - continuing operations	(17)	(37)
Financing activities - continuing operations	(3,093)	(96)
Discontinued operations	2,740	101
Net increase (decrease) in cash and cash equivalents	$70	$(46)
Cash Flows Provided by (Used in) Operating Activities - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by (used in) operations was $440 million and $(14) million for the first three months of 2018 and 2017, respectively. The increase in cash flows used in operations was primarily impacted by changes in operating assets and liabilities of $437 million, a loss on extinguishment of debt of $109 million and changes in deferred income taxes expense of $43 million, partially offset by changes in net income from continuing operations of $90 million, changes in inventory valuation adjustments of $38 million, and change in deprecation, amortization and accretion of $7 million.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $17 million and $37 million for the first three months of 2018 and 2017, respectively. Capital expenditures were $19 million and $24 million for the first three months of 2018 and 2017, respectively.
Cash Flows Used in Financing Activities - Continuing Operations. Net cash used in financing activities was $3.1 billion and $96 million for the first three months of 2018 and 2017, respectively. During the three months ended March 31, 2018, we:

•
borrowed $2.2 billion under our 2018 Senior Notes offering, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028;

•	borrowed $414 million and repaid $1.2 billion under our 2014 Revolver to fund daily operations;

•
redeemed $2.2 billion of our existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023;

•	repaid $1.2 billion Term Loan in full and terminated it;

•	redeemed the outstanding Series A Preferred Units held by ETE for $300 million and a call premium of $3 million;

•	repurchased 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million ; and

•	paid $121 million in distributions to our unitholders, of which $69 million was paid to ETP and ETE collectively.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On April 26, 2018, we declared a quarterly distribution totaling $68 million, or $0.8255 per common unit based on the results for the three months ended March 31, 2018, excluding distributions to Class C unitholders. The declared distribution will be paid on May 15, 2018 to unitholders of record on May 7, 2018.
Cash Flows Provided by Discontinued Operations.
Cash provided by discontinued operations was $2.7 billion for the first three months of 2018 and $101 million for the first three months of 2017. Cash provided by (used in) discontinued operations for operating activities was $(485) million for the first three months of 2018 and $142 million for the first three months of 2017. Cash provided by (used in) discontinued operations for investing activities was $3.2 billion for the first three months of 2018 and $(40) million for the first three months of 2017, of which $3.2 billion for 2018 was proceeds from 7-Eleven Transaction. Changes in cash included in current assets held for sale was $11 million for the first three months of 2018 and $(1) million for the first three months of 2017.
Capital Expenditures
Included in our capital expenditures for the continuing and discontinued operations for the first three months of 2018 was $3 million in maintenance capital and $16 million in growth capital. Growth capital relates primarily to dealer supply contracts.
We currently expect to spend approximately $90 million on growth capital and approximately $40 million on maintenance capital for the full year 2018.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of March 31, 2018, we have zero borrowed on the 2014 Revolver compared to $765 million borrowed at December 31, 2017. Further, as of March 31, 2018, we had $2.2 billion outstanding under our Senior Notes. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 347 positions, representing 15 million gallons, outstanding at March 31, 2018 with an aggregated unrealized loss of $1 million.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of March 31, 2018:

	Owned	Leased
Wholesale dealer and consignment sites	473	242
Company-operated convenience stores and fuel outlets	147	137
Warehouses, offices and other	82	84
Total	702	463
Estimates and Critical Accounting Policies
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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the accompanying Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following information is provided to supplement the previous disclosure specifically related to revenue recognition.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. On January 1, 2018 we adopted ASC Topic 606, which is effective for annual reporting periods beginning on or after December 15, 2017. The new standard requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. It also outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes ASC 605 - Revenue Recognition and industry-specific guidance.
For contracts in scope of the new revenue standard as of January 1, 2018, we recognized a cumulative effect adjustment to retained earnings to account for the differences in timing of revenue recognition. The comparative information has not been restated under the modified retrospective method and continues to be reported under the accounting standards in effect for those periods.
The material adjustments to the opening balance sheet primarily relate to a change in timing of revenue recognition for variable consideration, such as incentives paid to customers, as well as a change in timing of revenue recognition for franchise fee revenue. Historically, an asset was recognized related to the contract incentives which was amortized over the life of the agreement. Under the new standard, the timing of the recognition of incentives changed due to application of the expected value method to estimate variable consideration. Additionally, under the new standard the change in timing of franchise fee revenue is due to the treatment of revenue recognition from the symbolic license over the term of the agreement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had no outstanding borrowings on the 2014 Revolver as of March 31, 2018. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2018 would be no change to interest expense. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2018 or 2017.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $26 million at March 31, 2018.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2018, Sunoco LLC held approximately $332 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2017 fiscal year, Sunoco LLC maintained an average thirteen day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 347 positions, representing 15 million gallons with an aggregate unrealized loss of $1 million outstanding at March 31, 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the Partnership’s adoption of ASC 606 effective January 1, 2018, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard. The Partnership’s adoption and implementation of ASC 606 is discussed in Note 2 to the consolidated financial statements included in “Item 1. Financial Statements.”
There have been no changes in our internal control, other than those discussed above, over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
You should carefully consider the risks described below, and described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.
Unitholders may be subject to limitations on their ability to deduct interest expense we incur.
Pursuant to recently enacted legislation our ability to deduct business interest expense will be limited for U.S. federal income tax purposes to an amount equal to our business interest income and 30% of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.
Non-U.S. unitholders will be subject to U.S. federal income taxes and withholding with respect to income and gain from owning our common units.
Non-U.S. persons are generally taxed and subject to U.S. federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and, under recently enacted legislation, any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
Recently enacted legislation also imposes a U.S. federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance have been issued. Non-U.S. persons should consult a tax advisor before investing in our common units.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents our common unit repurchase activity for the quarter ended March 31, 2018:

Period	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1, 2018 to January 31, 2018	—	$—	—	$—
February 1, 2018 to February 28, 2018	17,286,859	31.2376	17,286,859	—
March 1, 2018 to March 31, 2018	—	—	—	—
Total	17,286,859	$31.2376	17,286,859	$—
________________________________

(1)
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

See Note 17, “Partners Capital”, in the accompanying Notes to Consolidated Financial Statements for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The Partnership is including information in this Part II. Item 5. in order to: (i) file Exhibit 99.2 hereto to replace in its entirety the section under the heading “Material Income Tax Consequences” that appears in the Partnership’s Registration Statement on Form S-3 (Registration File No. 333-213057), as filed with the SEC on August 10, 2016 (as so filed and as so amended, the “Registration Statement”), to provide updated disclosure regarding the material tax considerations associated with the Partnership’s operations; and (ii) provide the legal opinion of Hunton Andrews Kurth LLP relating to certain tax matters, a copy of which is filed as Exhibit 8.1 hereto in connection with the Registration Statement.
In addition, effective May 8, 2018, each of the Partnership and Sunoco GP LLC, the general partner of the Partnership (the “General Partner”), changed its principal office to 8111 Westchester Drive, Suite 400, Dallas, Texas 75225 from 8020 Park Lane, Suite 200, Dallas, Texas 75231. Accordingly, on May 8, 2018, the General Partner filed with the Delaware Secretary of State an Amended and Restated Certificate of Limited Partnership (the “Certificate”) and executed Amendment No. 6 (the “LP Agreement Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Partnership to reflect such changes. Additionally, on May 8, 2018, the General Partner’s sole member executed Amendment No. 3 (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the General Partner to reflect the above mentioned changes to the General Partner’s principal office address.
The Certificate, the LP Agreement Amendment and the LLC Agreement Amendment are attached hereto as Exhibits 3.1, 3.2 and 3.3, respectively.
Item 6. Exhibits
The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1 *	Amended and Restated Certificate of Limited Partnership of Sunoco LP dated as of May 8, 2018.

3.2 *	Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP dated as of May 8, 2018.

3.3 *	Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018.

8.1 *	Opinion of Hunton Andrews Kurth LLP related to tax matters

12.1 *	Statement of Computation of Ratio of Earnings to Fixed Charges

23.1 *	Consent of Hunton Andrews Kurth LLP (included in Exhibit 8.1 hereto)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1 *	Information Related to ETC M-A Acquisition LLC

99.2 *	Material Tax Consequences

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation

101.DEF *	XBRL Taxonomy Extension Definition

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation

* -	Filed herewith.

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 10, 2018	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Leta McKinley
Leta McKinley
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)