Form 10-Q
period 2018-06-30
Sunoco LP
filed 2018-08-09
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2018
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
The registrant had 82,503,573 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at August 3, 2018.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2018	December 31, 2017
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$19	$28
Accounts receivable, net	529	541
Receivables from affiliates	163	155
Inventories, net	456	426
Other current assets	62	81
Assets held for sale	6	3,313
Total current assets	1,235	4,544
Property and equipment, net	1,520	1,557
Other assets:
Goodwill	1,469	1,430
Intangible assets, net	659	768
Other noncurrent assets	123	45
Total assets	$5,006	$8,344
Liabilities and equity
Current liabilities:
Accounts payable	$439	$559
Accounts payable to affiliates	167	206
Accrued expenses and other current liabilities	544	368
Current maturities of long-term debt	5	6
Liabilities associated with assets held for sale	—	75
Total current liabilities	1,155	1,214
Revolving line of credit	320	765
Long-term debt, net	2,282	3,519
Advances from affiliates	85	85
Deferred tax liability	112	389
Other noncurrent liabilities	136	125
Total liabilities	4,090	6,097
Commitments and contingencies (Note 14)
Equity:
Limited partners:
Series A Preferred unitholder - affiliated (no units issued and outstanding as of June 30, 2018 and 12,000,000 units issued and outstanding as of December 31, 2017)	—	300
Common unitholders (82,498,849 units issued and outstanding as of June 30, 2018 and 99,667,999 units issued and outstanding as of December 31, 2017)	916	1,947
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of June 30, 2018 and December 31, 2017)	—	—
Total equity	916	2,247
Total liabilities and equity	$5,006	$8,344

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except unit and per unit amounts)
Revenues:
Motor fuel sales	$4,507	$2,685	$8,058	$5,303
Rental income	34	22	56	44
Other	66	185	242	353
Total revenues	4,607	2,892	8,356	5,700
Cost of sales:
Motor fuel cost of sales	4,280	2,530	7,626	4,990
Other	17	103	124	195
Total cost of sales	4,297	2,633	7,750	5,185
Gross profit	310	259	606	515
Operating expenses:
General and administrative	34	36	69	68
Other operating	86	93	184	185
Rent	19	22	34	42
Loss on disposal of assets and impairment charges	2	92	5	94
Depreciation, amortization and accretion	41	36	90	90
Total operating expenses	182	279	382	479
Operating income (loss)	128	(20)	224	36
Other expenses:
Interest expense, net	36	54	70	112
Loss on extinguishment of debt and other	—	—	109	—
Income (loss) from continuing operations before income taxes	92	(74)	45	(76)
Income tax expense (benefit)	(2)	(45)	29	(59)
Income (loss) from continuing operations	94	(29)	16	(17)
Loss from discontinued operations, net of income taxes	(26)	(193)	(263)	(204)
Net income (loss) and comprehensive income (loss)	$68	$(222)	$(247)	$(221)

Net income (loss) per limited partner unit - basic:
Continuing operations - common units	$0.91	$(0.58)	$(0.29)	$(0.70)
Discontinued operations - common units	(0.32)	(1.94)	(3.05)	(2.07)
Net income (loss) - common units	$0.59	$(2.52)	$(3.34)	$(2.77)
Net income (loss) per limited partner unit - diluted:
Continuing operations - common units	$0.90	$(0.59)	$(0.29)	$(0.70)
Discontinued operations - common units	(0.32)	(1.94)	(3.05)	(2.07)
Net income (loss) - common units	$0.58	$(2.53)	$(3.34)	$(2.77)
Weighted average limited partner units outstanding:
Common units - basic	82,494,976	99,466,424	86,104,411	99,040,383
Common units - diluted	82,947,669	99,900,007	86,569,372	99,306,045

Cash distributions per unit	$0.8255	$0.8255	$1.6510	$1.6510
 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in millions)

	Preferred Units-Affiliated	Common Units	Total Equity
Balance at December 31, 2017	$300	$1,947	$2,247
Repurchase of common units	—	(540)	(540)
Redemption of preferred units	(300)	—	(300)
Cash distribution to common unitholders	—	(194)	(194)
Distribution to preferred unitholder	(2)	—	(2)
Unit-based compensation	—	6	6
Cumulative effect of change in revenue recognition accounting principle	—	(54)	(54)
Partnership net income (loss)	2	(249)	(247)
Balance at June 30, 2018	$—	$916	$916

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net loss	$(247)	$(221)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Loss from discontinued operations	263	204
Depreciation, amortization and accretion	90	90
Amortization of deferred financing fees	3	8
Loss on disposal of assets and impairment charges	5	94
Loss on extinguishment of debt and other	109	—
Non-cash unit based compensation expense	6	9
Deferred income tax	21	(59)
Inventory valuation adjustment	(57)	42
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12	141
Receivable from affiliates	(8)	(145)
Inventories	47	(14)
Other assets	(12)	(13)
Accounts payable	(130)	(188)
Accounts payable to affiliates	(39)	60
Accrued expenses and other current liabilities	189	(28)
Other noncurrent liabilities	3	39
Net cash provided by continuing operating activities	255	19
Cash flows from investing activities:
Capital expenditures	(32)	(36)
Purchase of intangible assets	(2)	(22)
Acquisition from Superior	(58)	—
Purchase of sites from 7-Eleven	(54)	—
Proceeds from disposal of property and equipment	3	—
Net cash used in investing activities	(143)	(58)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,200	—
Payments on long-term debt	(3,448)	(3)
Payments for debt extinguishment costs	(93)	—
Revolver borrowings	1,410	1,413
Revolver repayments	(1,855)	(1,588)
Loan origination costs	(24)	—
Advances from affiliates	—	1
Preferred units issued to ETE, net of issuance costs	—	300
Proceeds from issuance of common units, net of offering costs	—	33
Common unit repurchase	(540)	—
Redemption of preferred units from ETE	(303)	—
Other cash from financing activities, net	—	2
Distributions to unitholders	(208)	(209)
Net cash used in financing activities	(2,861)	(51)
Cash flows from discontinued operations:
Operating activities	(478)	152
Investing activities	3,207	(62)
Changes in cash included in current assets held for sale	11	(2)
Net increase in cash and cash equivalents of discontinued operations	2,740	88
Net decrease in cash	(9)	(2)
Cash and cash equivalents at beginning of period	28	103
Cash and cash equivalents at end of period	$19	$101
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
We are managed by Sunoco GP LLC, our general partner (“General Partner”). As of June 30, 2018, Energy Transfer Equity, L.P. (“ETE”), a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, a 2.3% limited partner interest in us and all of our incentive distribution rights. Energy Transfer Partners, L.P. (“ETP”), another publicly traded master limited partnership which is also controlled by ETE, owns a 26.5% limited partner interest in us as of June 30, 2018.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and our wholly-owned subsidiaries. We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We also operate retail stores in Hawaii, New Jersey and Texas.
On April 6, 2017, certain subsidiaries of the Partnership (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “7-Eleven Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel,” and, together with 7-Eleven, referred to herein collectively as “Buyers”). On January 23, 2018, we completed the disposition of assets pursuant to the Amended and Restated Asset Purchase Agreement entered by and among Sellers, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the 7-Eleven Purchase Agreement to reflect commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the 7-Eleven Purchase Agreement. Under the 7-Eleven Purchase Agreement, as amended and restated, we sold a portfolio of 1,030 company operated retail fuel outlets, together with ancillary businesses and related assets to Buyers for approximately $3.2 billion (the “7-Eleven Transaction”). On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The results of these operations (the real estate optimization assets, together with the 7-Eleven Transaction, the “Retail Divestment”) have been reported as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 for more information related to the 7-Eleven Purchase Agreement, the optimization plan, and the discontinued operations.
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

•
Susser Petroleum Property Company LLC (“PropCo”), a Delaware limited liability company, primarily owns and leases retail store properties. On July 1, 2018, PropCo contributed all of its assets to Sunoco Retail LLC and became a pure holding company. PropCo changed its name to Sunoco Property Company LLC on July 1, 2018.

•	Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey.

•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates retail stores on the Hawaiian Islands.

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
Significant Accounting Policies
As of June 30, 2018, the only material change in the Partnership's significant accounting policies, as compared to those described in the Annual Report on Form 10-K for the year ended December 31, 2017, was the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, described below under Recently Adopted Accounting Pronouncement.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $122 million and $135 million for the three months ended June 30, 2018 and 2017, respectively, and $181 million and $211 million for the six months ended June 30, 2018 and 2017, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The Partnership has elected to apply the modified retrospective method to adopt the new standard. The implementation of the new standard has an impact on the measurement of recognition of revenue. The cumulative and ongoing effects of the adoption impact the Consolidated Balance Sheet, the Consolidated Statement of Operations and Comprehensive Income (Loss), and the Statement of Equity. Additionally, new disclosures have been added in accordance with ASC Topic 606.
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
The adoption of the new revenue standard resulted in reclassifications to/from revenue, cost of sales, and operating expenses. Additionally, changes in timing of revenue recognition have required the creation of contract asset or contract liability balances, as well as certain balance sheet reclassifications. In accordance with the requirements of Topic 606, the disclosure below shows the impact of adopting the new standard on the statement of operations and comprehensive income (loss) and the balance sheet.

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Revenues
Motor fuel sales	$4,507	$4,520	$(13)	$8,058	$8,081	$(23)
Rental income	34	34	—	56	56	—
Other	66	66	—	242	242	—
Costs of Sales
Other	17	18	(1)	124	126	(2)
Operating Expenses
Other Operating	86	88	(2)	184	188	(4)
Depreciation, amortization and accretion	41	48	(7)	90	103	(13)

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Assets
Other current assets	$62	$53	$9
Property and Equipment, net	1,520	1,520	—
Intangible assets, net	659	771	(112)
Other noncurrent assets	123	77	46
Liabilities and Equity
Other noncurrent liabilities	136	135	1
Common unitholders	916	974	(58)

3.	Acquisitions
On August 1, 2018, our subsidiary, Sunoco LLC, completed the acquisition of the equity interests of Sandford Energy, LLC, Sandford Transportation, LLC and their respective subsidiaries for approximately $66 million plus working capital adjustments. The acquired wholesale fuels business distributes approximately 115 million gallons of fuel annually to exploration, drilling and oil field services customers, primarily in basins in Central and West Texas and Oklahoma.
On April 3, 2018, our subsidiary, Sunoco LLC, entered into an Asset Purchase Agreement with Superior Plus Energy Services, Inc. (“Superior”), a New York corporation, pursuant to which it agreed to acquire certain wholesale fuel distribution assets and related terminal assets from Superior for approximately $40 million plus working capital adjustments of $18 million. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market. The transaction closed on April 25, 2018. Management, with the assistance of a third party valuation firm, is in the process of evaluating the initial purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $9 million.
On January 4, 2018, certain subsidiaries of the Partnership entered into an Asset Purchase Agreement with 7-Eleven and SEI Fuel, pursuant to which they agreed to acquire 26 retail fuel outlets from 7-Eleven and SEI Fuel for approximately $54 million. The transaction closed on April 2, 2018. We subsequently converted the acquired stations from company-operated sites to commission agent locations. Management, with the assistance of a third party valuation firm, is in the process of evaluating the initial purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $30 million.

4.	Discontinued Operations
On January 23, 2018, we completed the disposition of assets pursuant to the Amended and Restated Asset Purchase Agreement entered by and among Sellers, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the 7-Eleven Purchase Agreement to reflect commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the 7-Eleven Purchase Agreement. Subsequent to the closing of the 7-Eleven Transaction, previously eliminated wholesale motor fuel sales to the Partnership's retail locations are reported as wholesale motor fuel sales to third parties. Also, the related accounts receivable from such sales are no longer eliminated from the consolidated balance sheets and are reported as accounts receivable.
In connection with the closing of the transactions contemplated by the 7-Eleven Purchase Agreement, we entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018 (the “Supply Agreement”), with 7-Eleven and SEI Fuel. The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement under which we have agreed to supply approximately 2.0 billion gallons of fuel annually plus additional aggregate growth volumes of up to 500 million gallons to be added incrementally over the first four years. For the period from January 1, 2018 through January 22, 2018, the three and six months ended June 30, 2017, we recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million, $757 million, and $1.5 billion, respectively, that were eliminated in consolidation. We recorded payments on trade receivables from 7-Eleven of $979 million and $1.6 billion in the three and six months ended June 30, 2018, subsequent to the closing of the sale.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico,

New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 47 have been sold, three are under contract to be sold and six continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets which are operated by a commission agent.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations. See Note 1 for further information regarding the Retail Divestment.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the Consolidated Balance Sheets:

	June 30, 2018	December 31, 2017
	(in millions)
Carrying amount of assets held for sale:
Cash	$—	$21
Inventories	—	149
Other current assets	—	16
Property and equipment, net	6	1,851
Goodwill	—	796
Intangible assets, net	—	477
Other noncurrent assets	—	3
Total assets held for sale	$6	$3,313

Carrying amount of liabilities associated with assets held for sale:
Long term debt	$—	$21
Other current and noncurrent liabilities	—	54
Total liabilities associated with assets held for sale	$—	$75
The Partnership recorded transaction costs of $6 million during the six months ended June 30, 2018, as a result of the 7-Eleven Transaction.

The results of operations associated with discontinued operations are presented in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Motor fuel sales	$—	$1,280	$256	$2,442
Other (1)	—	477	93	901
Total revenues	—	1,757	349	3,343
Cost of sales:
Motor fuel cost of sales	—	1,139	240	2,196
Other	—	314	65	596
Total cost of sales	—	1,453	305	2,792
Gross profit	—	304	44	551
Operating expenses:
General and administrative	5	36	7	69
Other operating	—	184	57	356
Rent	—	14	4	28
Loss on disposal of assets and impairment charges	38	234	61	239
Depreciation, amortization and accretion expense	—	3	—	36
Total operating expenses	43	471	129	728
Operating loss	(43)	(167)	(85)	(177)
Interest expense, net	—	4	2	8
Loss on extinguishment of debt and other	—	—	20	—
Loss from discontinued operations before income taxes	(43)	(171)	(107)	(185)
Income tax expense (benefit)	(17)	22	156	19
Loss from discontinued operations, net of income taxes	$(26)	$(193)	$(263)	$(204)
________________________________

(1)	Other revenue includes merchandise sales totaling $461 million for the three months ended June 30, 2017, and $89 million and $870 million for the six months ended June 30, 2018 and 2017, respectively.

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Accounts receivable, trade	$388	$285
Credit card receivables	99	160
Vendor receivables for rebates, branding, and other	7	29
Other receivables	37	69
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$529	$541

6.	Inventories, net
Inventories, net, consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Fuel	$439	$387
Merchandise	6	30
Other	11	9
Inventories, net	$456	$426

7.	Property and Equipment, net
Property and equipment, net, consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Land	$529	$516
Buildings and leasehold improvements	716	714
Equipment	722	623
Construction in progress	77	159
Total property and equipment	2,044	2,012
Less: accumulated depreciation	524	455
Property and equipment, net	$1,520	$1,557

8.	Goodwill and Intangible Assets, net
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. At June 30, 2018 and December 31, 2017, we had $1.5 billion and $1.4 billion, respectively, of goodwill recorded in conjunction with past business combinations.
As of June 30, 2018, we evaluated potential impairment indicators. We believe no impairment events occurred during the six months ended June 30, 2018, and we believe the assumptions used in the analysis performed in 2017 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the period from January 1, 2018 through June 30, 2018.

Other Intangible Assets
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$295	$—	$295
Contractual rights	30	—	30	30	—	30
Liquor licenses	12	—	12	12	—	12
Finite-lived
Customer relations including supply agreements (1)	561	251	310	674	256	418
Favorable leasehold arrangements, net	12	5	7	12	5	7
Loan origination costs (2)	10	7	3	10	6	4
Other intangibles	5	3	2	5	3	2
Intangible assets, net	$925	$266	$659	$1,038	$270	$768
_______________________________

(1)	Decrease in gross carrying amount is mainly due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, see Note 2.

(2)	Loan origination costs are associated with the 2014 Revolver, see Note 10 for further information on the 2014 Revolver.
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
Customer relations and supply agreements have a remaining weighted-average life of approximately 11 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 14 years. Non-competition agreements and other intangible assets have a remaining weighted-average life of approximately 10 years. Loan origination costs have a remaining weighted-average life of approximately 1 year.

9.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Wage and other employee-related accrued expenses	$28	$72
Accrued tax expense	323	180
Accrued insurance	29	26
Accrued interest expense	55	43
Dealer deposits	18	16
Reserve for environmental remediation	11	—
Other	80	31
Total	$544	$368

10.	Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Term Loan (1)	$—	$1,243
Sale leaseback financing obligation	110	113
2014 Revolver	320	765
4.875% Senior Notes Due 2023	1,000	—
5.500% Senior Notes Due 2026	800	—
5.875% Senior Notes Due 2028	400	—
6.375% Senior Notes Due 2023 (2)	—	800
5.500% Senior Notes Due 2020 (2)	—	600
6.250% Senior Notes Due 2021 (2)	—	800
Other	2	3
Total debt	2,632	4,324
Less: current maturities	5	6
Less: debt issuance costs	25	34
Long-term debt, net of current maturities	$2,602	$4,284
_______________________________

(1)	The Term Loan was repaid in full and terminated on January 23, 2018.

(2)	The Senior Notes were redeemed on January 23, 2018.
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
Revolving Credit Agreement
On July 27, 2018, we entered into a new Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”).Borrowings under the 2018 Revolver were used to pay off the Partnership’s existing revolving credit facility entered into on September 25, 2014 (the “2014 Revolver”).
The 2018 Revolver is a $1.50 billion revolving credit facility, expiring July 27, 2023 (which date may be extended in accordance with the terms of the 2018 Revolver). The facility can be increased from time to time upon the Partnership’s written request, subject to certain conditions, up to an additional $750 million. Borrowings under the revolving credit facility will bear interest at a base rate (a rate based off of the higher of (a) the Federal Funds Rate (as defined in the 2018 Revolver) plus 0.5%, (b) Bank of America’s prime rate and (c) one-month LIBOR (as defined therein) plus 1.00%) or LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25%, in the case of a LIBOR loan, or from 0.250% to 1.25%, in the case of a base rate loan (determined with reference to the Partnership’s Net Leverage Ratio (as defined in the 2018 Revolver)). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 1.75%, in the case of a LIBOR loan, or from 0.125% to 0.750%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt and the Partnership’s corporate issuer rating). Interest is payable quarterly if the base rate applies, at the end of the applicable interest period if LIBOR applies and at the end of the month if daily floating LIBOR applies. In addition, the unused portion of the Partnership’s revolving credit facility will be subject to a commitment fee ranging from 0.250% to 0.350%, based on the Partnership’s Leverage Ratio. Upon the first achievement by the Partnership of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.350%, based on the Partnership’s credit rating as described above.
The 2018 Revolver requires the Partnership to maintain a Net Leverage Ratio of not more than 5.50 to 1.00. The maximum Net Leverage Ratio is subject to upwards adjustment of not more than 6.00 to 1.00 for a period not to exceed three fiscal quarters in the event the Partnership engages in certain specified acquisitions of not less than $50 million (as permitted under the 2018 Revolver). The 2018 Revolver also requires the Partnership to maintain an Interest Coverage Ratio (as defined in the 2018 Revolver) of not less than 2.25 to 1.00.
Indebtedness under the 2018 Revolver is secured by a security interest in, among other things, all of the Partnership’s present and future personal property and all of the present and future personal property of its guarantors, the capital stock of its material subsidiaries (or 66% of the capital stock of material foreign subsidiaries), and any intercompany debt. Upon the first achievement by the Partnership of an investment grade credit rating, all security interests securing the 2018 Revolver will be released.
As of June 30, 2018, the balance on the 2014 Revolver was $320 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at June 30, 2018 was $1.2 billion. The Partnership was in compliance with all financial covenants at June 30, 2018.

Sale Leaseback Financing Obligation
On April 4, 2013, Southside Oil, LLC (“Southside”) completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As Southside did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of June 30, 2018 was $110 million.
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
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of June 30, 2018, is estimated to be approximately $2.5 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

11.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Accrued straight-line rent	$12	$13
Reserve for underground storage tank removal	50	41
Reserve for environmental remediation	28	23
Unfavorable lease liability	17	10
Aloha acquisition contingent consideration	11	15
Other	18	23
Total	$136	$125

12.	Related-Party Transactions
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

We are party to the Stripes Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel at cost (including tax and transportation costs), plus a fixed profit margin per gallon to certain independently operated commission agent locations including 207 Stripes retail sites recently converted to the commission agent model.

We are party to the Sunoco Distribution Contract, a 10-year agreement under which we are the exclusive distributor of motor fuel to Sunoco Retail’s retail stores. Pursuant to the agreement, pricing is cost plus a fixed margin per gallon. This profit margin is eliminated through consolidation from the date of common control, September 1, 2014, and thereafter, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
In connection with the closing of our IPO on September 25, 2012, we also entered into an Omnibus Agreement with Susser Holding Corporation (“Susser”) (the “Omnibus Agreement”). Pursuant to the Omnibus Agreement, among other things, the Partnership received a three-year option to purchase from Susser up to 75 of Susser's new or recently constructed Stripes retail stores at Susser's cost and lease the stores back to Susser at a specified rate for a 15-year initial term. During 2015, we completed all 75 sale-leaseback transactions under the Omnibus Agreement.
Summary of Transactions
Significant affiliate balances and activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss) are as follows:

•
Net advances from affiliates were $85 million and $85 million as of June 30, 2018 and December 31, 2017, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management.

•	Net accounts receivable from affiliates were $163 million and $155 million as of June 30, 2018 and December 31, 2017, respectively, which are primarily related to motor fuel purchases from us.

•	Net accounts payable to affiliates were $167 million and $206 million as of June 30, 2018 and December 31, 2017, respectively, which are related to operational expenses and fuel pipeline purchases.

•	Motor fuel sales to affiliates were $10 million and $6 million for the three months ended June 30, 2018 and 2017, respectively.

•	Motor fuel sales to affiliates were $22 million and $28 million for the six months ended June 30, 2018 and 2017, respectively.

•
Bulk fuel purchases from affiliates were $887 million and $545 million for the three months ended June 30, 2018 and 2017, respectively, which is included in motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income (Loss).

•
Bulk fuel purchases from affiliates were $1.7 billion and $1.1 billion for the six months ended June 30, 2018 and 2017, respectively, which is included in motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income (Loss).

13.	Revenue
Disaggregation of Revenue
We operate our business in two primary segments, fuel distribution and marketing and all other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$983	$1,783
Distributor	2,207	3,830
Unbranded Wholesale	687	1,249
Commission Agent	427	548
Rental income	31	50
Other	15	29
Total	4,350	7,489
All Other Segment
Motor Fuel	203	648
Rental income	3	6
Other	51	213
Total	257	867
Total Revenue	$4,607	$8,356
Fuel Distribution and Marketing Revenue
The Partnership’s fuel distribution and marketing operations earn revenue from the following channels: sales to Dealers, sales to Distributors, Unbranded Wholesale Revenue, Commission Agent Revenue, Rental Income and Other Income. Motor fuel revenue consists primarily of the sale of motor fuel under supply agreements with third party customers and affiliates. Fuel supply contracts with our customers generally provide that we distribute motor fuel at a formula price based on published rates, volume-based profit margin, and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, the Partnership estimates the variable consideration amount and factors in such an estimate to determine the transaction price under the expected value method.
Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. Under the new standard, to determine when control transfers to the customer, the shipping terms of the contract are assessed as shipping terms are considered a primary indicator of the transfer of control. For FOB shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, the Partnership is precluded from redirecting the shipment to another customer and revenue is recognized.
Commission agent revenue consists of sales from commission agent agreements between the Partnership and select operators. The Partnership supplies motor fuel to sites operated by commission agents and sells the fuel directly to the end customer. In commission agent arrangements, control of the product is transferred at the point in time when the goods are sold to the end customer. To reflect the transfer of control, the Partnership recognizes commission agent revenue at the point in time fuel is sold to the end customer.
The Partnership receives rental income from leased or subleased properties. Revenues from leasing arrangements for which we are the lessor are recognized ratably over the term of the underlying lease.
All Other Revenue
The Partnership’s all other operations earn revenue from the following channels: Motor Fuel Sales, Rental Income and Other Income. Motor Fuel Sales consist of fuel sales to consumers at company-operated retail stores. Other Income includes merchandise revenue that comprises the in-store merchandise and foodservice sales at company-operated retail stores, and other revenue that represents a variety of other services within our all other segment including credit card processing, car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. Revenue from all other operations is recognized when (or as) the performance obligations are satisfied (i.e. when the customer obtains control of the good).

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
The opening and closing balances of the Partnership’s contract assets and contract liabilities are as follows:

	Balance at January 1, 2018	Balance at June 30, 2018	Increase/ (Decrease)
	(in millions)
Contract Balances
Contract Asset	$51	$59	$8
Accounts receivable from contracts with customers	$445	$487	$42
Contract Liability	$1	$1	$—
The amount of revenue recognized in the three and six months ended June 30, 2018 that was included in the opening contract liability balance was $0.2 million and $0.3 million. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between entity's performance and the customer’s payment.
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
As part of the 7-Eleven Purchase Agreement, the Partnership and 7-Eleven and SEI Fuel (collectively, the “Distributor”) have entered into a 15-year take-or-pay fuel supply agreement in which the Distributor is required to purchase a minimum volume of fuel annually. We expect to recognize this revenue in accordance with the contract as we transfer control of the product to the customer. However, in case of annual shortfall we will recognize the amount payable by the Distributor at the sooner of the time at which the Distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations.
In some contractual arrangements, the Partnership grants dealers a franchise license to operate the Partnership’s retail stores over the life of a franchise agreement. In return for the grant of the retail store license, the dealer makes a one-time nonrefundable franchise fee payment to the Partnership plus sales based royalties payable to the Partnership at a contractual rate during the period of the franchise agreement. Under the requirements of ASC Topic 606, the franchise license is deemed to be a symbolic license for which recognition of revenue over time is the most appropriate measure of progress toward complete satisfaction of the performance obligation. Revenue from this symbolic license is recognized evenly over the life of the franchise agreement.
As of June 30, 2018, the aggregate amount of revenue expected to be recognized related to unsatisfied or partially satisfied franchise fee performance obligations (contract liabilities) is approximately $0.3 million for the remainder of 2018, $0.4 million in 2019, $0.2 million in 2020, and $0.1 million thereafter.
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that the Partnership recognized for the three and six months ended June 30, 2018 were $3 million and $6 million, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
Practical Expedients Selected by the Partnership
For the period ended June 30, 2018, the Partnership elected the following practical expedients in accordance with ASC 606:

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

•
Measurement of transaction price - The Partnership has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Partnership from a customer (i.e., sales tax, value added tax, etc).

•
Variable consideration of wholly unsatisfied performance obligations - The Partnership has elected to exclude the estimate of variable consideration to the allocation of wholly unsatisfied performance obligations.

14.	Commitments and Contingencies
Leases
The Partnership leases certain retail store and other properties under non-cancellable operating leases whose initial terms are typically 5 to 15 years, with some having a term of 40 years or more, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease. In addition, certain leases require additional contingent payments based on sales or motor fuel volumes. We typically are responsible for payment of real estate taxes, maintenance expenses and insurance. These properties are either sublet to third parties or used for our retail store operations.

Net rent expense consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Cash rent:
Store base rent (1) (2)	$18	$19	$33	$35
Equipment and other rent (3)	1	2	1	6
Total cash rent	19	21	34	41
Non-cash rent:
Straight-line rent	—	1	—	1
Net rent expense	$19	$22	$34	$42
________________________________

(1)
Store base rent includes the Partnership's rent expense for leased retail store properties which are subleased to third-party operators. The sublease income from these sites is recorded in rental income on the statement of operations and totaled $11 million and $6 million for the three months ended June 30, 2018 and 2017, respectively, and $17 million and $12 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
Store base rent includes contingent rent expense totaling $1 million and $6 million for the three months ended June 30, 2018 and 2017, respectively, and $2 million and $10 million for the six months ended June 30, 2018 and 2017, respectively.

(3)	Equipment and other rent consists primarily of vehicles and store equipment.

15.	Interest Expense, net
Components of net interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Interest expense	$36	$57	$70	$112
Amortization of deferred financing fees	1	4	3	8
Interest income	(1)	(7)	(3)	(8)
Interest expense, net	$36	$54	$70	$112

16.	Income Tax Expense
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate to net income tax expense (benefit) is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in million)
Tax at statutory federal rate (1)	$18	$(25)	$8	$(26)
Partnership earnings not subject to tax	(10)	(43)	(1)	(56)
Goodwill impairment	—	31	—	31
State and local tax, net of federal benefit	1	(6)	1	(6)
Statutory tax rate changes	(10)	—	19	—
Other	(1)	(2)	2	(2)
Net income tax expense (benefit)	$(2)	$(45)	$29	$(59)
________________________________

(1)
In December 2017, the “Tax Cuts and Jobs Act” was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017.

17.	Partners' Capital
As of June 30, 2018, ETE and ETP or their subsidiaries owned 28,463,967 common units, which constitutes 34.5% of our outstanding common units. As of June 30, 2018, our consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 54,034,882 common units.
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
Activity of our common units for the six months ended June 30, 2018 is as follows:

Number of Units
Number of common units at December 31, 2017	99,667,999
Common units repurchase	(17,286,859)
Phantom unit vesting	117,709
Number of common units at June 30, 2018	82,498,849

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

The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Attributable to Common Units
Distributions (a)	$68	$82	$136	$164
Distributions in excess of net income	(19)	(334)	(423)	(438)
Limited partners' interest in net income (loss)	$49	$(252)	$(287)	$(274)

(a) Distributions declared per unit to unitholders as of record date	$0.8255	$0.8255	$1.6510	$1.6510
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
Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the six months ended June 30, 2018, Class C distributions declared totaled $28 million.
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between our common unitholders and the holder of our incentive distribution rights (“IDRs”) based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our common unitholders and our IDR holder for the minimum quarterly distribution per common unit are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

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
Cash distributions paid or payable during 2018 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
August 15, 2018	$0.8255	$68	$17
May 15, 2018	$0.8255	$68	$18
February 14, 2018	$0.8255	$82	$21

Series A Preferred Unit Holder
Payment Date	Total Cash Distribution
(in millions)
January 25, 2018 (1)	$10
________________________________

(1)
$10 million cash distribution paid on January 25, 2018 includes $8 million cash distribution for the three months ended December 31, 2017 and $2 million cash distribution for the period from January 1, 2018 through January 25, 2018.

18.	Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was $3 million and $5 million for the three months ended June 30, 2018 and 2017, respectively, and $6 million and $9 million for the six months ended June 30, 2018 and 2017, respectively. The total fair value of phantom units vested during the six months ended June 30, 2018 and 2017, was $5 million and $1 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation cost related to our nonvested restricted phantom units totaled $24 million as of June 30, 2018, which is expected to be recognized over a weighted average period of 3.57 years. The fair value of nonvested phantom units outstanding as of June 30, 2018 totaled $54 million.
A summary of our phantom unit award activity is as follows:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	2,013,634	$34.43
Granted	203,867	28.31
Vested	(289,377)	45.48
Forfeited	(150,823)	34.71
Outstanding at December 31, 2017	1,777,301	31.89
Granted	420,300	28.86
Vested	(179,262)	28.43
Forfeited	(284,536)	31.77
Outstanding at June 30, 2018	1,733,803	$30.93

19.	Segment Reporting
Our financial statements reflect two reportable segments, fuel distribution & marketing and all other. After the Retail Divestment and the conversion of 207 retail sites to commission agent sites, the Partnership has renamed the former Wholesale segment to Fuel Distribution and Marketing and the former Retail segment is renamed to All Other.
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense, non-cash compensation expense, gains and losses on disposal of assets and impairment charges, unrealized gains and losses on commodity derivatives, inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations.
Fuel Distribution and Marketing Segment
Our Fuel Distribution and Marketing segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to independently-operated dealer stations under long-term supply agreements, to distributors and other consumers of motor fuel, and to Partnership-operated stations included in our All Other segment. Also included in the Fuel Distribution and Marketing segment are motor fuel sales to commission agent locations and sales and costs related to processing transmix. We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from our Fuel Distribution and Marketing segment to Partnership-operated stations included in our All Other segment are delivered at cost plus a profit margin. These amounts are reflected in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our Fuel Distribution and Marketing segment is rental income from properties that we lease or sublease.
All Other Segment
Prior to the completion of the Retail Divestment, our All Other segment primarily operated branded retail stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, and Hawaii. These stores offered motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. The operations of the Retail Divestment are included in discontinued operations in the following segment information. Subsequent to the completion of the Retail Divestment, the remaining All Other segment includes the Partnership's ethanol plant, credit card services, franchise royalties, and its retail operations in Hawaii, New Jersey and Texas.
The following tables present financial information by segment for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018				2017
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$4,304	$203		$4,507	$2,287	$398		$2,685
Rental income	31	3		34	19	3		22
Other	15	51		66	12	173		185
Intersegment sales	453	30	(483)	—	350	25	(375)	—
Total revenue	4,803	287	(483)	4,607	2,668	599	(375)	2,892
Gross profit
Motor fuel	204	23		227	102	53		155
Rental	31	3		34	19	3		22
Other	18	31		49	8	74		82
Total gross profit	253	57		310	129	130		259
Total operating expenses	128	54		182	112	167		279
Operating income (loss)	125	3		128	17	(37)		(20)
Interest expense, net	27	9		36	13	41		54
Income (loss) from continuing operations before income taxes	98	(6)		92	4	(78)		(74)
Income tax expense (benefit)	(3)	1		(2)	(1)	(44)		(45)
Income (loss) from continuing operations	101	(7)		94	5	(34)		(29)
Loss from discontinued operations, net of income taxes (See Note 4)	—	(26)		(26)	—	(193)		(193)
Net income (loss) and comprehensive income (loss)	$101	$(33)		$68	$5	$(227)		$(222)
Depreciation, amortization and accretion (1)	35	6		41	37	2		39
Interest expense, net (1)	27	9		36	14	44		58
Income tax benefit (1)	(3)	(16)		(19)	(1)	(22)		(23)
EBITDA	160	(34)		126	55	(203)		(148)
Non-cash compensation expense (1)	1	2		3	1	4		5
Loss on disposal of assets and impairment charges (1)	—	40		40	2	324		326
Unrealized loss on commodity derivatives (1)	—	—		—	5	—		5
Inventory fair value adjustments (1)	(32)	—		(32)	30	2		32
Other non-cash adjustments	3	—		3	—	—		—
Adjusted EBITDA	$132	$8		$140	$93	$127		$220
Capital expenditures (1)	$11	$2		$13	$14	$19		$33
Total assets as of June 30, 2018 and December 31, 2017, respectively	$3,900	$1,106		$5,006	$3,130	$5,214		$8,344
________________________________

(1)	Includes amounts from discontinued operations.

	For the Six Months Ended June 30,
	2018				2017
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$7,410	$648		$8,058	$4,553	$750		$5,303
Rental income	50	6		56	38	6		44
Other	29	213		242	24	329		353
Intersegment sales	811	64	(875)	—	679	60	(739)	—
Total revenue	8,300	931	(875)	8,356	5,294	1,145	(739)	5,700
Gross profit
Motor fuel	365	67		432	225	88		313
Rental	50	6		56	38	6		44
Other	28	90		118	17	141		158
Total gross profit	443	163		606	280	235		515
Total operating expenses	247	135		382	203	276		479
Operating income (loss)	196	28		224	77	(41)		36
Interest expense, net	46	24		70	33	79		112
Loss on extinguishment of debt and other	109	—		109	—	—		—
Income (loss) from continuing operations before income taxes	41	4		45	44	(120)		(76)
Income tax expense (benefit)	(2)	31		29	—	(59)		(59)
Income (loss) from continuing operations	43	(27)		16	44	(61)		(17)
Loss from discontinued operations, net of income taxes (See Note 4)	—	(263)		(263)	—	(204)		(204)
Net income (loss) and comprehensive income (loss)	$43	$(290)		$(247)	$44	$(265)		$(221)
Depreciation, amortization and accretion (1)	63	27		90	59	67		126
Interest expense, net (1)	46	26		72	33	87		120
Income tax expense (benefit) (1)	(2)	187		185	—	(40)		(40)
EBITDA	150	(50)		100	136	(151)		(15)
Non-cash compensation expense (1)	1	5		6	1	8		9
Loss on disposal of assets and impairment charges (1)	3	63		66	4	329		333
Loss on extinguishment of debt and other (1)	109	20		129	—	—		—
Inventory fair value adjustments (1)	(57)	(1)		(58)	43	5		48
Other non-cash adjustments	6	—		6	—	—		—
Adjusted EBITDA	$212	$37		$249	$184	$191		$375
Capital expenditures (1)	$23	$9		$32	$26	$73		$99
Total assets as of June 30, 2018 and December 31, 2017, respectively	$3,900	$1,106		$5,006	$3,130	$5,214		$8,344
________________________________

(1)	Includes amounts from discontinued operations.

20.	Net Income per Unit
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
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except units and per unit amounts)
Income (loss) from continuing operations	$94	$(29)	$16	$(17)
Less:
Distributions on Series A Preferred units	—	8	2	8
Incentive distribution rights	17	21	35	42
Distributions on nonvested phantom unit awards	2	1	3	3
Limited partners' interest in net income (loss) from continuing operations	$75	$(59)	$(24)	$(70)
Loss from discontinued operations	$(26)	$(193)	$(263)	$(204)
Weighted average limited partner units outstanding:
Common - basic	82,494,976	99,466,424	86,104,411	99,040,383
Common - equivalents	452,693	433,583	464,961	265,662
Common - diluted	82,947,669	99,900,007	86,569,372	99,306,045
Income (loss) from continuing operations per limited partner unit:
Common - basic	$0.91	$(0.58)	$(0.29)	$(0.70)
Common - diluted	$0.90	$(0.59)	$(0.29)	$(0.70)
Loss from discontinued operations per limited partner unit:
Common - basic	$(0.32)	$(1.94)	$(3.05)	$(2.07)
Common - diluted	$(0.32)	$(1.94)	$(3.05)	$(2.07)

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
Adjusted EBITDA and Distributable Cash Flow, as adjusted are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see “Key Measures Used to Evaluate and Assess Our Business” below for a discussion of our use of Adjusted EBITDA and Distributable Cash Flow, as adjusted in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	the outcome of any legal proceedings that may be instituted against us following the completion of the 7-Eleven Transaction;

•	our ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	business strategy and operations of Energy Transfer Partners, L.P. (“ETP”) and Energy Transfer Equity, L.P. (“ETE”) and ETP’s and ETE’s conflicts of interest with us;

•	changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;

•	our dependence on limited principal suppliers;

•	competition in the motor fuel distribution and retail store industry;

•	changing customer preferences for alternate fuel sources or improvement in fuel efficiency;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that we are not fully insured against all risk incidents to our business;

•	dangers inherent in the storage and transportation of motor fuel;

•	our reliance on senior management, supplier trade credit and information technology; and

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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents.   In

addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. We also operate 76 retail stores located in Hawaii, New Jersey and Texas.
We are managed by our General Partner. As of June 30, 2018, ETE, a publicly traded master limited partnership, owns 100% of the membership interests in our General Partner, a 2.3% limited partner interest in us and all of our incentive distribution rights. ETP, another publicly traded master limited partnership which is also controlled by ETE, owns a 26.5% limited partner interest in us as of June 30, 2018.
The Partnership recorded transaction costs of $6 million during the six months ended June 30, 2018, as a result of the 7-Eleven Transaction.
We believe we are one of the largest independent motor fuel distributors by gallons in the United States and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	76 retail stores;

•	416 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;

•	6,610 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,783 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
On January 23, 2018, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions to 7-Eleven.
As of June 30, 2018, we operated 76 retail stores. Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services. We sold 55 million and 300 million retail motor fuel gallons at these sites during the three and six months ended June 30, 2018.
Recent Developments
On August 1, 2018, our subsidiary, Sunoco, LLC (“Sunoco LLC”), completed the acquisition of the equity interests of Sandford Energy, LLC, Sandford Transportation, LLC and their respective subsidiaries for approximately $66 million plus working capital adjustments. The acquired wholesale fuels business distributes approximately 115 million gallons of fuel annually to exploration, drilling and oil field services customers, primarily in basins in Central and West Texas and Oklahoma.
On July 27, 2018, we entered into a new Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). Borrowings under the 2018 Revolver were used to pay off the Partnership’s existing revolving credit facility entered into on September 25, 2014 (the “2014 Revolver”).
On April 3, 2018, our subsidiary, Sunoco LLC, entered into an Asset Purchase Agreement with Superior Plus Energy Services, Inc. (“Superior”), a New York Corporation, pursuant to which it agreed to acquire certain wholesale fuel distribution assets and related terminal assets from Superior for approximately $58 million. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market. The transaction closed on April 25, 2018.
On April 2, 2018, certain subsidiaries of the Partnership completed an acquisition of 26 retail fuel outlets from 7-Eleven and SEI Fuel Services, Inc., a wholly-owned subsidiary of 7-Eleven (“SEI Fuel”) for approximately $54 million, pursuant to an Asset Purchase Agreement entered by certain subsidiaries of the Partnership, 7-Eleven and SEI Fuel on January 4, 2018. We subsequently converted the acquired stations from company-operated sites to commission agent locations.
On April 1, 2018, we completed the conversion of 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets to a single commission agent. Under the commission agent model, the Partnership owns, prices and sells fuel at the sites, paying the commission agent a fixed cents-per-gallon commission and receives rental income from the commission agent. The commission agent conducts all operations related to the retail stores and related restaurant locations.

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
On January 23, 2018, we entered into a certain Amended and Restated Asset Purchase Agreement (the “A&R Purchase Agreement”), by and among us, 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel” and together with 7-Eleven, referred to herein collectively as “Buyers”), and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Asset Purchase Agreement that was entered by the parties on April 6, 2017 to reflect certain commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Asset Purchase Agreement. Under the A&R Purchase Agreement, we agreed to sell a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for approximately $3.2 billion. On January 23, 2018, we completed the disposition of assets pursuant to the A&R Purchase Agreement.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. As of June 30, 2018, of the 97 properties, 47 have been sold, three are under contract to be sold, and six continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which are operated by a commission agent.
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

•
Motor fuel gallons sold. One of the primary drivers of our business is the total volume of motor fuel sold through our channels. Fuel distribution contracts with our customers generally provide that we distribute motor fuel at a fixed, volume-based profit margin or at an agreed upon level of price support. As a result, gross profit is directly tied to the volume of motor fuel that we distribute.

•
Gross profit per gallon. Gross profit per gallon is calculated as the gross profit on motor fuel (excluding non-cash fair value adjustments) divided by the number of gallons sold, and is typically expressed as cents per gallon. Our gross profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail gross profit per gallon is heavily impacted by volatile pricing and intense competition from retail stores, supermarkets, club stores and other retail formats, which varies based on the market.

•
Adjusted EBITDA and Distributable Cash Flow, as adjusted. Adjusted EBITDA as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, allocated non-cash compensation expense, unrealized gains and losses on commodity derivatives and inventory fair value adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. We define Distributable Cash Flow, as adjusted, as Adjusted EBITDA less cash interest expense, including the accrual of interest expense related to our long-term debt which is paid on a semi-annual basis, Series A Preferred distribution, current income tax expense, maintenance capital expenditures and other non-cash adjustments.
Adjusted EBITDA and Distributable Cash Flow, as adjusted are not financial measures calculated in accordance with GAAP. For a reconciliation of Adjusted EBITDA and Distributable Cash Flow, as adjusted to their most directly comparable financial measure calculated and presented in accordance with GAAP, read “Key Operating Metrics” below.
We believe Adjusted EBITDA and Distributable Cash Flow, as adjusted are useful to investors in evaluating our operating performance because:

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

•
Distributable Cash Flow, as adjusted provides useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance, and as it provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Adjusted EBITDA and Distributable Cash Flow, as adjusted are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted EBITDA and Distributable Cash Flow, as adjusted have limitations as analytical tools, and one should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our total cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect interest expense or the cash requirements necessary to service interest or principal payments on our revolving credit facility or term loan;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and

•	as not all companies use identical calculations, our presentation of Adjusted EBITDA and Distributable Cash Flow, as adjusted may not be comparable to similarly titled measures of other companies.
Key Operating Metrics
The following information is intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.
Key operating metrics set forth below are presented as of and for the three and six months ended June 30, 2018 and 2017 and have been derived from our historical consolidated financial statements.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Three Months Ended June 30,
	2018			2017
	Fuel Distribution and Marketing	All Other	Total	Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$4,304	$203	$4,507	$2,287	$398	$2,685
Rental income	31	3	34	19	3	22
Other	15	51	66	12	173	185
Total revenues	$4,350	$257	$4,607	$2,318	$574	$2,892
Gross profit:
Motor fuel sales	$204	$23	$227	$102	$53	$155
Rental	31	3	34	19	3	22
Other	18	31	49	8	74	82
Total gross profit	$253	$57	$310	$129	$130	$259
Income (loss) from continuing operations	101	(7)	94	5	(34)	(29)
Loss from discontinued operations, net of taxes	—	(26)	(26)	—	(193)	(193)
Net income (loss) and comprehensive income (loss)	$101	$(33)	$68	$5	$(227)	$(222)
Adjusted EBITDA (2)	$132	$8	$140	$93	$127	$220
Distributable Cash Flow, as adjusted (2)			$106			$158
Operating Data:
Motor fuel gallons sold (3)			1,977			2,024
Motor fuel gross profit cents per gallon (1) (3)			9.9 ¢			16.2 ¢
________________________________

(1)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define Adjusted EBITDA and Distributable Cash Flow, as adjusted as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations. The 6.30 cent per gallon decrease was primarily attributable to the divestiture of the majority of company-operated sites.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), and Adjusted EBITDA to Distributable Cash Flow, as adjusted for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$132	$93	$39
All other	8	127	(119)
Total	140	220	(80)
Depreciation, amortization and accretion (1)	(41)	(39)	(2)
Interest expense, net (1)	(36)	(58)	22
Non-cash compensation expense (1)	(3)	(5)	2
Loss on disposal of assets and impairment charges (1)	(40)	(326)	286
Unrealized loss on commodity derivatives (1)	—	(5)	5
Inventory fair value adjustments (1)	32	(32)	64
Other non-cash adjustments	(3)	—	(3)
Income (loss) before income tax (expense) benefit (1)	49	(245)	294
Income tax benefit (1)	19	23	(4)
Net income (loss) and comprehensive income (loss)	$68	$(222)	$290

Adjusted EBITDA	140	220	(80)
Cash interest expense (1)	34	53	(19)
Current income tax expense (benefit) (1)	(5)	2	(7)
Transaction-related income taxes	10	—	10
Maintenance capital expenditures (1)	2	7	(5)
Distributable Cash Flow	$99	$158	$(59)
Transaction-related expenses (1)	7	8	(1)
Series A Preferred distribution	—	(8)	8
Distributable Cash Flow, as adjusted	$106	$158	$(52)
________________________________

(1)	Includes amounts from discontinued operations.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following discussion of results compares the operations for the three months ended June 30, 2018 and 2017.
Revenue. Total revenue attributable to continuing operations for the second quarter of 2018 was $4.6 billion, an increase of $1.7 billion from the second quarter of 2017. The increase is primarily attributable to the following:

•
an increase in fuel distribution and marketing motor fuel revenue of $2.0 billion due to a 34.5%, or a $0.57, increase in the sales price per motor fuel gallon, and an increase in the motor fuel gallons sold of approximately 548 million;

•	an increase in rental income of $12 million primarily due to the increase in commission agent sites in the current period; offset by

•
a net decrease in other revenue of $314 million, which is comprised primarily of all other motor fuel, merchandise and other income. The decrease is primarily due to the conversion of 207 retail sites to commission agent sites during April 2018.

Gross Profit. Gross profit attributable to continuing operations for the second quarter of 2018 was $310 million, an increase of $51 million from the second quarter of 2017. The increase in gross profit is primarily attributable to the following:

•
an increase in fuel distribution and marketing gross profit on motor fuel of $102 million primarily due to a $62 million favorable change in the inventory adjustment compared to the prior year. Excluding the inventory adjustment change, we had an increase in the fuel distribution and marketing motor fuel gallons sold of approximately 548 million, partially offset by a 6.30%, or a $0.006, decrease in the gross profit per motor fuel gallon; offset by

•
a net decrease in other gross profit consisting primarily of all other motor fuel, merchandise, rental and other of $51 million The decrease is primarily due to the conversion of 207 retail sites to commission agent sites during April 2018.

Total Operating Expenses. Total operating expenses attributable to continuing operations for the second quarter of 2018 were $182 million, a decrease of $97 million from the second quarter of 2017. The decrease in total operating expenses is primarily attributable to the following:

•
a decrease in loss of disposal of assets and impairment charges of $90 million primarily due to the impairment of goodwill associated with our retail reporting unit in the prior period, of which a portion of the impairment was allocated to sites that were subsequently converted to the commission agent model and are reflected in continuing operations;

•	a net decrease in general and administrative expenses and other operating expense of $9 million primarily due to lower salaries and benefits;

•	a decrease in rent expense of $3 million; offset by

•	an increase in depreciation, amortization and accretion expense of $5 million.
Interest Expense. Interest expense attributable to continuing operations for the second quarter of 2018 was $36 million, a decrease of $18 million from the second quarter of 2017. This decrease is primarily attributable to the repayment in full of our term loan agreement that we entered into on March 31, 2016 (“Term Loan”), and the decrease in borrowings under our 2014 Revolver.
Income Tax Benefit. Income tax benefit attributable to continuing operations for the second quarter of 2018 was $2 million, a decrease of $43 million from income tax benefit of $45 million for the second quarter of 2017. This change is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries and the change of the statutory corporate tax rate from 35% to 21%.
Discontinued Operations. Net loss from discontinued operations decreased by $167 million. The change was primarily caused by the completion of the majority of the Retail Divestment during the three months ended March 31, 2018. See Note 4 of the consolidated financial statements for the results from the discontinued operations.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Six Months Ended June 30,
	2018			2017
	Fuel Distribution and Marketing	All Other	Total	Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$7,410	$648	$8,058	$4,553	$750	$5,303
Rental income	50	6	56	38	6	44
Other	29	213	242	24	329	353
Total revenues	$7,489	$867	$8,356	$4,615	$1,085	$5,700
Gross profit:
Motor fuel sales	$365	$67	$432	$225	$88	$313
Rental	50	6	56	38	6	44
Other	28	90	118	17	141	158
Total gross profit	$443	$163	$606	$280	$235	$515
Income (loss) from continuing operations	43	(27)	16	44	(61)	(17)
Loss from discontinued operations, net of taxes	—	(263)	(263)	—	(204)	(204)
Net income (loss) and comprehensive income (loss)	$43	$(290)	$(247)	$44	$(265)	$(221)
Adjusted EBITDA (2)	$212	$37	$249	$184	$191	$375
Distributable Cash Flow, as adjusted (2)			$191			$235
Operating Data:
Total motor fuel gallons sold (3)			3,834			3,931
Motor fuel gross profit cents per gallon (1) (3)			10.2 ¢			15.4 ¢
________________________________

(1)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define Adjusted EBITDA and Distributable Cash Flow, as adjusted as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations. The 5.20 cent per gallon decrease was primarily attributable to the divestiture of the majority of company-operated sites.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), and Adjusted EBITDA to Distributable Cash Flow, as adjusted for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$212	$184	$28
All other	37	191	(154)
Total	249	375	(126)
Depreciation, amortization and accretion (1)	(90)	(126)	36
Interest expense, net (1)	(72)	(120)	48
Non-cash compensation expense (1)	(6)	(9)	3
Loss on disposal of assets and impairment charges (1)	(66)	(333)	267
Loss on extinguishment of debt and other (1)	(129)	—	(129)
Inventory fair value adjustments (1)	58	(48)	106
Other non-cash adjustments	(6)	—	(6)
Loss before income tax (expense) benefit (1)	(62)	(261)	199
Income tax (expense) benefit (1)	(185)	40	(225)
Net income (loss) and comprehensive income (loss)	$(247)	$(221)	$(26)

Adjusted EBITDA	249	375	(126)
Cash interest expense (1)	68	113	(45)
Current income tax expense (benefit) (1)	463	2	461
Transaction-related income taxes (2)	(470)	—	(470)
Maintenance capital expenditures (1)	5	25	(20)
Distributable Cash Flow	$183	$235	$(52)
Transaction-related expenses (1)	10	8	2
Series A Preferred distribution	(2)	(8)	6
Distributable Cash Flow, as adjusted	$191	$235	$(44)
________________________________

(1)	Includes amounts from discontinued operations.

(2)	Transaction-related income taxes primarily related to the 7-Eleven Transaction.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following discussion of results compares the operations for the six months ended June 30, 2018 and 2017.
Revenue. Total revenue attributable to continuing operations for the six months ended June 30, 2018 was $8.4 billion, an increase of $2.7 billion from the six months ended June 30, 2017. The increase is primarily attributable to the following:

•
an increase in fuel distribution and marketing motor fuel revenue of $2.9 billion due to 23.8%, or a $0.40, increase in the sales price per motor fuel gallon, and an increase in the motor fuel gallons sold of approximately 846 million;

•	an increase in rental income of $12 million primarily due to the increase in commission agent sites in the current period; offset by

•
a net decrease in other revenue of $213 million, which is comprised primarily of all other motor fuel, merchandise and other income. The decrease is primarily due to the conversion of 207 retail sites to commission agent sites during April 2018.

Gross Profit. Gross profit attributable to continuing operations for the six months ended June 30, 2018 was $606 million, an increase of $91 million from the six months ended June 30, 2017. The increase in gross profit is primarily attributable to the following:

•
an increase in the fuel distribution and marketing gross profit on motor fuel of $140 million primarily due to $100 million favorable change in the inventory adjustment compared to the prior year. Excluding the inventory adjustment change, we had an increase in the fuel distribution and marketing motor fuel gallons sold of approximately 846 million, offset by a 13.0%, or a $0.013, decrease in the gross profit per motor fuel gallon; offset by

•
a net decrease in other gross profit consisting of all other motor fuel, merchandise, rental and other of $49 million. The decrease is primarily due to the conversion of 207 retail sites to commission agent sites during April 2018.

Total Operating Expenses. Total operating expenses attributable to continuing operations for the six months ended June 30, 2018 was $382 million, a decrease of $97 million from the six months ended June 30, 2017. The decrease in total operating expenses is primarily attributable to the following:

•	a decrease in loss on disposal of assets and impairment charge of $89 million; and

•	a decrease in rent expense of $8 million.
Interest Expense. Interest expense attributable to continuing operations for the six months ended June 30, 2018 was $70 million, a decrease of $42 million from the six months ended June 30, 2017. This decrease is primarily attributable to the repayment in full of the Term Loan, and the decrease in borrowings under the 2014 Revolver.
Loss on extinguishment of debt and other. Loss on extinguishment of debt and other for the six months ended June 30, 2018 was $109 million, which was primarily attributable to $106 million loss recognized from the redemption of our senior notes, and $3 million related to the call premium incurred on the redemption of our Series A Preferred Units previously held by ETE.
Income Tax Expense (Benefit). Income tax expense attributable to continuing operations for the six months ended June 30, 2018 was $29 million, a change of $88 million from income tax benefit of $(59) million for the six months ended June 30, 2017. This change is primarily attributable to higher earnings from the Partnership’s consolidated corporate subsidiaries and was partially offset by the change of the statutory corporate tax rate from 35% to 21%.
Discontinued Operations. Net loss from discontinued operations increased by $59 million, which was primarily attributable to an increase of $137 million in income tax expense, a $20 million loss on extinguishment of debt related to the discontinued operations and partially offset by a decrease of $92 million in operating loss and a decrease of $6 million in interest expense caused by the completion of the majority of the Retail Divestment during the three months ended March 31, 2018. See Note 4 of the consolidated financial statements for the results from the discontinued operations.
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
We had $19 million and $28 million of cash and cash equivalents on hand as of June 30, 2018 and December 31, 2017, respectively, all of which were unrestricted. As of June 30, 2018, the balance under the 2014 Revolver was $320 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2014 Revolver at June 30, 2018 was $1.2 billion. The Partnership was in compliance with all financial covenants at June 30, 2018. On July 27, 2018, we entered into the 2018 Revolver. Borrowings under the 2018 Revolver were used to pay off the 2014 Revolver. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2018; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$255	$19
Investing activities - continuing operations	(143)	(58)
Financing activities - continuing operations	(2,861)	(51)
Discontinued operations	2,740	88
Net decrease in cash and cash equivalents	$(9)	$(2)
Cash Flows Provided by Operating Activities - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $255 million and $19 million for the first six months of 2018 and 2017, respectively. The increase in cash flows provided by operations was primarily impacted by changes in operating assets and liabilities of $210 million, a loss on extinguishment of debt of $109 million, changes in deferred income taxes expense of $80 million and change in net income (loss) from continuing operations of $33 million, partially offset by changes in inventory valuation adjustments of $99 million, and change in loss on disposal of assets and impairment charges of $89 million.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $143 million and $58 million for the first six months of 2018 and 2017, respectively, of which $112 million in 2018 was due to acquisitions. Capital expenditures were $32 million and $36 million for the first six months of 2018 and 2017, respectively.
Cash Flows Used in Financing Activities - Continuing Operations. Net cash used in financing activities was $2.9 billion and $51 million for the first six months of 2018 and 2017, respectively. During the six months ended June 30, 2018, we:

•
borrowed $2.2 billion under our 2018 Senior Notes offering, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028;

•	borrowed $1.4 billion and repaid $1.9 billion under our 2014 Revolver to fund daily operations;

•
redeemed $2.2 billion of our existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023;

•	repaid $1.2 billion Term Loan in full and terminated it;

•	redeemed the outstanding Series A Preferred Units held by ETE for $300 million and a call premium of $3 million;

•	repurchased 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million ; and

•	paid $208 million in distributions to our unitholders, of which $110 million was paid to ETP and ETE collectively.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On July 27, 2018, we declared a quarterly distribution totaling $68 million, or $0.8255 per common unit based on the results for the three months ended June 30, 2018, excluding distributions to Class C unitholders. The declared distribution will be paid on August 15, 2018 to unitholders of record on August 7, 2018.
Cash Flows Provided by Discontinued Operations.
Cash provided by discontinued operations was $2.7 billion for the first six months of 2018 and $88 million for the first six months of 2017. Cash provided by (used in) discontinued operations for operating activities was $(478) million for the first six months of 2018 and $152 million for the first six months of 2017. Cash provided by (used in) discontinued operations for investing activities was $3.2 billion for the first six months of 2018 and $(62) million for the first six months of 2017, of which $3.2 billion for 2018 was proceeds from 7-Eleven Transaction. Changes in cash included in current assets held for sale was $11 million for the first six months of 2018 and $(2) million for the first six months of 2017.
Capital Expenditures
Included in our capital expenditures for the continuing and discontinued operations for the first six months of 2018 was $5 million in maintenance capital and $27 million in growth capital. Growth capital relates primarily to dealer supply contracts.
Excluding acquisitions, we currently expect to spend approximately $65 million on growth capital and approximately $30 million on maintenance capital for the full year 2018.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of June 30, 2018, we have $320 million borrowed on the 2014 Revolver compared to $765 million borrowed at December 31, 2017. Further, as of June 30, 2018, we had $2.2 billion outstanding under our Senior Notes. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 445 positions, representing 19 million gallons, outstanding at June 30, 2018 with an aggregated unrealized loss of $2 million.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of June 30, 2018:

	Owned	Leased
Dealer and commission agent sites	619	320
Company-operated retail stores	6	70
Warehouses, offices and other	85	82
Total	710	472
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
The material adjustments to the opening balance sheet primarily relate to a change in timing of revenue recognition for variable consideration, such as incentives paid to customers, as well as a change in timing of revenue recognition for franchise fee revenue. Historically, an asset was recognized related to the contract incentives which was amortized over the life of the agreement. Under the new standard, the timing of the recognition of incentives changed due to application of the expected value method to estimate variable consideration. Additionally, under the new standard the change in timing of franchise fee revenue is due to the treatment of revenue recognition from the symbolic license over the term of the franchise agreement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had three hundred twenty million outstanding borrowings on the 2014 Revolver as of June 30, 2018. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2018 would be a $3 million change to interest expense. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2018 or 2017.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $22 million at June 30, 2018.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2018, Sunoco LLC held approximately $377 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2017 fiscal year, Sunoco LLC maintained an average thirteen day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 445 positions, representing 19 million gallons with an aggregate unrealized loss of $2 million outstanding at June 30, 2018.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
You should carefully consider the risks described below, and described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sunoco GP LLC Annual Bonus Plan (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on July 13, 2018)

10.2
Amended and Restated Credit Agreement, dated as of July 27, 2018, among Sunoco LP, as borrower, Bank of America N.A., as administrative agent, collateral agent, swingline lender and an LC issuer, and the lenders party thereto. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on July 31, 2018)

12.1 *	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1 *	Information Related to ETC M-A Acquisition LLC

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation

101.DEF *	XBRL Taxonomy Extension Definition

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation

* -	Filed herewith.

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 9, 2018	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Camilla A. Harris
Camilla A. Harris
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)