Form 10-Q
period 2018-09-30
Sunoco LP
filed 2018-11-08
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth company	☐
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
The registrant had 82,513,643 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at November 2, 2018.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2018	December 31, 2017
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$15	$28
Accounts receivable, net	627	541
Receivables from affiliates	134	155
Inventories, net	469	426
Other current assets	80	81
Assets held for sale	6	3,313
Total current assets	1,331	4,544
Property and equipment, net	1,494	1,557
Other assets:
Goodwill	1,534	1,430
Intangible assets, net	655	768
Other noncurrent assets	134	45
Total assets	$5,148	$8,344
Liabilities and equity
Current liabilities:
Accounts payable	$551	$559
Accounts payable to affiliates	160	206
Accrued expenses and other current liabilities	370	368
Current maturities of long-term debt	5	6
Liabilities associated with assets held for sale	—	75
Total current liabilities	1,086	1,214
Revolving line of credit	493	765
Long-term debt, net	2,281	3,519
Advances from affiliates	85	85
Deferred tax liability	118	389
Other noncurrent liabilities	140	125
Total liabilities	4,203	6,097
Commitments and contingencies (Note 14)
Equity:
Limited partners:
Series A Preferred unitholder - affiliated (no units issued and outstanding as of September 30, 2018 and 12,000,000 units issued and outstanding as of December 31, 2017)	—	300
Common unitholders (82,513,643 units issued and outstanding as of September 30, 2018 and 99,667,999 units issued and outstanding as of December 31, 2017)	945	1,947
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of September 30, 2018 and December 31, 2017)	—	—
Total equity	945	2,247
Total liabilities and equity	$5,148	$8,344

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except unit and per unit amounts)
Revenues:
Motor fuel sales	$4,662	$2,849	$12,720	$8,152
Rental income	35	22	91	66
Other	64	193	306	546
Total revenues	4,761	3,064	13,117	8,764
Cost of sales:
Motor fuel cost of sales	4,415	2,646	12,041	7,636
Other	13	102	137	297
Total cost of sales	4,428	2,748	12,178	7,933
Gross profit	333	316	939	831
Operating expenses:
General and administrative	34	30	103	98
Other operating	86	96	270	281
Rent	20	20	54	62
Loss (gain) on disposal of assets and impairment charges	(8)	8	(3)	102
Depreciation, amortization and accretion	42	34	132	124
Total operating expenses	174	188	556	667
Operating income	159	128	383	164
Other expenses:
Interest expense, net	35	51	105	163
Loss on extinguishment of debt and other	—	—	109	—
Income from continuing operations before income taxes	124	77	169	1
Income tax expense (benefit)	10	(44)	39	(103)
Income from continuing operations	114	121	130	104
Income (loss) from discontinued operations, net of income taxes	(2)	17	(265)	(187)
Net income (loss) and comprehensive income (loss)	$112	$138	$(135)	$(83)

Net income (loss) per limited partner unit - basic:
Continuing operations - common units	$1.16	$0.92	$0.84	$0.22
Discontinued operations - common units	(0.03)	0.17	(3.12)	(1.90)
Net income (loss) - common units	$1.13	$1.09	$(2.28)	$(1.68)
Net income (loss) per limited partner unit - diluted:
Continuing operations - common units	$1.15	$0.91	$0.83	$0.22
Discontinued operations - common units	(0.03)	0.17	(3.12)	(1.90)
Net income (loss) - common units	$1.12	$1.08	$(2.29)	$(1.68)
Weighted average limited partner units outstanding:
Common units - basic	82,506,279	99,469,643	84,891,853	99,185,042
Common units - diluted	83,084,713	100,117,016	85,373,976	99,581,626

Cash distributions per unit	$0.8255	$0.8255	$2.4765	$2.4765
 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in millions)

	Preferred Units-Affiliated	Common Units	Total Equity
Balance at December 31, 2017	$300	$1,947	$2,247
Repurchase of common units	—	(540)	(540)
Redemption of preferred units	(300)	—	(300)
Cash distribution to common unitholders	—	(281)	(281)
Distribution to preferred unitholder	(2)	—	(2)
Unit-based compensation	—	10	10
Cumulative effect of change in revenue recognition accounting principle	—	(54)	(54)
Partnership net income (loss)	2	(137)	(135)
Balance at September 30, 2018	$—	$945	$945

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net loss	$(135)	$(83)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Loss from discontinued operations	265	187
Depreciation, amortization and accretion	132	124
Amortization of deferred financing fees	4	12
Loss (gain) on disposal of assets and impairment charges	(3)	102
Loss on extinguishment of debt and other	109	—
Non-cash unit based compensation expense	10	18
Deferred income tax	21	(59)
Inventory valuation adjustment	(51)	(8)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(40)	89
Receivable from affiliates	21	(137)
Inventories	30	31
Other assets	(42)	6
Accounts payable	(20)	(31)
Accounts payable to affiliates	(46)	86
Accrued expenses and other current liabilities	17	(28)
Other noncurrent liabilities	3	19
Net cash provided by continuing operating activities	275	328
Cash flows from investing activities:
Capital expenditures	(62)	(75)
Purchase of intangible assets	(2)	(29)
Acquisition from Superior	(58)	—
Purchase of sites from 7-Eleven	(54)	—
Acquisition from Sandford	(90)	—
Proceeds from disposal of property and equipment	26	4
Net cash used in investing activities	(240)	(100)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,200	—
Payments on long-term debt	(3,448)	(4)
Payments for debt extinguishment costs	(93)	—
Revolver borrowings	2,100	1,894
Revolver repayments	(2,372)	(2,250)
Loan origination costs	(35)	—
Advances from affiliates	—	1
Preferred units issued to ETE, net of issuance costs	—	300
Proceeds from issuance of common units, net of offering costs	—	33
Common unit repurchase	(540)	—
Redemption of preferred units from ETE	(303)	—
Other cash from financing activities, net	—	(2)
Distributions to unitholders	(295)	(312)
Net cash used in financing activities	(2,786)	(340)
Cash flows from discontinued operations:
Operating activities	(480)	160
Investing activities	3,207	(57)
Changes in cash included in current assets held for sale	11	(2)
Net increase in cash and cash equivalents of discontinued operations	2,738	101
Net decrease in cash	(13)	(11)
Cash and cash equivalents at beginning of period	28	103
Cash and cash equivalents at end of period	$15	$92
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
We are managed by Sunoco GP LLC, our general partner (“General Partner”). As of September 30, 2018, Energy Transfer Equity, L.P. (“ETE”), a publicly traded master limited partnership, owned 100% of the membership interests in our General Partner, a 2.3% limited partner interest in us and all of our incentive distribution rights. Energy Transfer Partners, L.P. (“ETP”), another publicly traded master limited partnership which is also controlled by ETE, owned a 26.5% limited partner interest in us as of September 30, 2018. In October 2018, ETE and ETP completed the previously announced merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on Friday, October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.” For purposes of maintaining clarity, the following references are used herein:

•	References herein to “ETP” refer to Energy Transfer Partners, L.P. prior to its name change and Energy Transfer Operating, L.P. following its name change;

•	References herein to “ETE” refer to Energy Transfer Equity, L.P. prior to its name change and Energy Transfer LP following its name change;
In connection with the transaction, immediately prior to closing, ETE contributed 2,263,158 of our common units to ETP in exchange for 2,874,275 ETP common units, and contributed 100% of the limited liability company interests in our General Partner and all of our incentive distribution rights to ETP in exchange for 42,812,389 ETP common units. As a result, following the transaction, ETP directly owns our General Partner, all of our incentive distribution rights and approximately 34.5% of our common units, which constitutes a 28.8% limited partner interest in us.
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
Our primary operations are conducted by the following consolidated subsidiaries:

•
Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, the Greater Dallas, Texas metroplex and New York.

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
Significant Accounting Policies
As of September 30, 2018, the only material change in the Partnership's significant accounting policies, as compared to those described in the Annual Report on Form 10-K for the year ended December 31, 2017, was the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, described below under Recently Adopted Accounting Pronouncement.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $97 million and $107 million for the three months ended September 30, 2018 and 2017, respectively, and $280 million and $303 million for the nine months ended September 30, 2018 and 2017, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
Recently Issued Accounting Pronouncements
FASB ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. The update requires lessees to record virtually all leases on their balance sheets. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, the FASB issued ASU No. 2018-01 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the existing lease guidance in Topic 840. The Partnership plans to elect the package of transition practical expedients and will adopt this standard beginning with its first quarter of fiscal 2019 and apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Partnership has performed several procedures to evaluate the impact of the adoption of this standard on the financial statements and disclosures and address the implications of Topic 842 on future lease arrangements. The procedures include reviewing all forms of leases, performing a completeness assessment over the lease population, establishing processes and controls to timely identify new and modified lease agreements, educating its employees on these new processes and controls and implementing a third-party supported lease accounting information system to account for our leases in accordance with the new standard. However, we are still in the process of quantifying this impact. We expect that upon adoption most of the Partnership’s lease commitments will be recognized as right of use assets and lease obligations.
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

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Revenues
Motor fuel sales	$4,662	$4,676	$(14)	$12,720	$12,757	$(37)
Rental income	35	35	—	91	91	—
Other	64	64	—	306	306	—
Costs of Sales
Other	13	14	(1)	137	140	(3)
Operating Expenses
Other Operating	86	88	(2)	270	276	(6)
Depreciation, amortization and accretion	42	50	(8)	132	153	(21)

	September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Assets
Other current assets	$80	$69	$11
Property and Equipment, net	1,494	1,494	—
Intangible assets, net	655	777	(122)
Other noncurrent assets	134	83	51
Liabilities and Equity
Other noncurrent liabilities	140	139	1
Common unitholders	945	1,006	(61)

3.	Acquisitions
On October 16, 2018, our subsidiary, Sunoco LLC, completed the acquisition of BRENCO Marketing Corporation’s fuel distribution business for approximately $24 million plus working capital adjustments. The acquired wholesale fuels business distributes approximately 95 million gallons of fuel annually across a network of approximately 160 dealer and commission agent-operated locations and 100 commercial accounts in Central and East Texas.
On August 1, 2018, our subsidiary, Sunoco LLC, completed the acquisition of the equity interests of Sandford Energy, LLC, Sandford Transportation, LLC and their respective subsidiaries for approximately $66 million plus working capital and other adjustments. The acquired wholesale fuels business distributes approximately 115 million gallons of fuel annually to exploration, drilling and oil field services customers, primarily in basins in Central and West Texas and Oklahoma. Management, with the assistance of a third party valuation firm, is in the process of evaluating the initial purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $65 million.
On April 25, 2018, our subsidiary, Sunoco LLC, completed the acquisition of wholesale fuel distribution assets and related terminal assets from Superior Plus Energy Services, Inc. for approximately $40 million plus working capital adjustments of $18 million. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market. Management, with the assistance of a third party valuation firm, is in the process of evaluating the initial purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $10 million.
On April 2, 2018, certain subsidiaries of the Partnership completed the acquisition of 26 retail fuel outlets from 7-Eleven and SEI Fuel for approximately $54 million. We subsequently converted the acquired stations from company-operated sites to commission agent locations. Management, with the assistance of a third party valuation firm, is in the process of evaluating the initial purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $29 million.

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
In connection with the closing of the transactions contemplated by the 7-Eleven Purchase Agreement, we entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018 (the “Supply Agreement”), with 7-Eleven and SEI Fuel. The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement under which we have agreed to supply approximately 2.0 billion gallons of fuel annually plus additional aggregate growth volumes of up to 500 million gallons to be added incrementally over the first four years. For the period from January 1, 2018 through January 22, 2018, and the three and nine months ended September 30, 2017, we recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million, $926 million, and $2.4 billion, respectively, that were eliminated in consolidation. We received payments on trade receivables from 7-Eleven of $1.0 billion and $2.6 billion during the three and nine months ended September 30, 2018, subsequent to the closing of the sale.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 50 have been sold, one is under contract to be sold and five continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets which are operated by a commission agent.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations. See Note 1 for further information regarding the Retail Divestment.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
	(in millions)
Carrying amount of assets held for sale:
Cash	$—	$21
Inventories	—	149
Other current assets	—	16
Property and equipment, net	6	1,851
Goodwill	—	796
Intangible assets, net	—	477
Other noncurrent assets	—	3
Total assets held for sale	$6	$3,313

Carrying amount of liabilities associated with assets held for sale:
Long term debt	$—	$21
Other current and noncurrent liabilities	—	54
Total liabilities associated with assets held for sale	$—	$75
The Partnership recorded transaction costs of $6 million during the nine months ended September 30, 2018, as a result of the 7-Eleven Transaction.

The results of operations associated with discontinued operations are presented in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Motor fuel sales	$—	$1,320	$256	$3,762
Other (1)	—	482	93	1,383
Total revenues	—	1,802	349	5,145
Cost of sales:
Motor fuel cost of sales	—	1,163	240	3,359
Other	—	319	65	915
Total cost of sales	—	1,482	305	4,274
Gross profit	—	320	44	871
Operating expenses:
General and administrative	—	57	7	126
Other operating	—	169	57	525
Rent	—	13	4	41
Loss on disposal of assets and impairment charges	—	26	61	265
Depreciation, amortization and accretion expense	—	(5)	—	31
Total operating expenses	—	260	129	988
Operating income (loss)	—	60	(85)	(117)
Interest expense, net	—	13	2	21
Loss on extinguishment of debt and other	—	—	20	—
Income (loss) from discontinued operations before income taxes	—	47	(107)	(138)
Income tax expense	2	30	158	49
Income (loss) from discontinued operations, net of income taxes	$(2)	$17	$(265)	$(187)
________________________________

(1)
Other revenue includes merchandise sales totaling $466 million for the three months ended September 30, 2017, and $89 million and $1.3 billion for the nine months ended September 30, 2018 and 2017, respectively.

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Accounts receivable, trade	$453	$285
Credit card receivables	129	160
Vendor receivables for rebates, branding, and other	6	29
Other receivables	41	69
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$627	$541

6.	Inventories, net
Inventories, net, consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Fuel	$457	$387
Merchandise	5	30
Other	7	9
Inventories, net	$469	$426

7.	Property and Equipment, net
Property and equipment, net, consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Land	$517	$516
Buildings and leasehold improvements	724	714
Equipment	729	623
Construction in progress	77	159
Total property and equipment	2,047	2,012
Less: accumulated depreciation	553	455
Property and equipment, net	$1,494	$1,557

8.	Goodwill and Intangible Assets, net
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. At September 30, 2018 and December 31, 2017, we had $1.5 billion and $1.4 billion, respectively, of goodwill recorded in conjunction with past business combinations.
As of September 30, 2018, we evaluated potential impairment indicators. We believe no impairment events occurred during the nine months ended September 30, 2018, and we believe the assumptions used in the analysis performed in 2017 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the period from January 1, 2018 through September 30, 2018.

Other Intangible Assets
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$295	$—	$295
Contractual rights	30	—	30	30	—	30
Liquor licenses	12	—	12	12	—	12
Finite-lived
Customer relations including supply agreements (1)	484	186	298	674	256	418
Favorable leasehold arrangements, net	12	5	7	12	5	7
Loan origination costs (2)	17	6	11	10	6	4
Other intangibles	5	3	2	5	3	2
Intangible assets, net	$855	$200	$655	$1,038	$270	$768
_______________________________

(1)	Decrease in gross carrying amount is mainly due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, see Note 2.

(2)	Loan origination costs are associated with the Revolving Credit Agreement, see Note 10 for further information.
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
Customer relations and supply agreements have a remaining weighted-average life of approximately 11 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 13 years. Other intangible assets have a remaining weighted-average life of approximately 10 years. Loan origination costs have a remaining weighted-average life of approximately 4 years.

9.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Wage and other employee-related accrued expenses	$29	$72
Accrued tax expense	205	180
Accrued insurance	14	26
Accrued interest expense	19	43
Dealer deposits	16	16
Reserve for environmental remediation	6	—
Other	81	31
Total	$370	$368

10.	Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Term Loan (1)	$—	$1,243
Sale leaseback financing obligation	109	113
2018 Revolver	493	—
2014 Revolver (2)	—	765
4.875% Senior Notes Due 2023	1,000	—
5.500% Senior Notes Due 2026	800	—
5.875% Senior Notes Due 2028	400	—
6.375% Senior Notes Due 2023 (3)	—	800
5.500% Senior Notes Due 2020 (3)	—	600
6.250% Senior Notes Due 2021 (3)	—	800
Other	1	3
Total debt	2,803	4,324
Less: current maturities	5	6
Less: debt issuance costs	24	34
Long-term debt, net of current maturities	$2,774	$4,284
_______________________________

(1)	The Term Loan was repaid in full and terminated on January 23, 2018.

(2)	The 2014 Revolver was repaid in full on July 27, 2018.

(3)	The Senior Notes were redeemed on January 23, 2018.
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
The terms of the Notes are governed by an indenture dated January 23, 2018, among the Issuers, and certain other subsidiaries of the Partnership (the “Guarantors”) and U.S. Bank National Association, as trustee. The 2023 Notes will mature on January 15, 2023 and interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2018. The 2026 Notes will mature on February 15, 2026 and interest is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2018.  The 2028 Notes will mature on March 15, 2028 and interest is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2018. The Notes are senior obligations of the Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s 2018 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the Notes. ETC M-A Acquisition LLC (“ETC M-A”), a subsidiary of ETP, guarantees collection to the Issuers with respect to the payment of the principal amount of the Notes. ETC M-A is not subject to any of the covenants under the Indenture.
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
The 2018 Revolver is a $1.50 billion revolving credit facility, expiring July 27, 2023 (which date may be extended in accordance with the terms of the 2018 Revolver). The facility can be increased from time to time upon the Partnership’s written request, subject to certain conditions, up to an additional $750 million. Borrowings under the revolving credit facility will bear interest at a base rate (a rate based off of the higher of (a) the Federal Funds Rate (as defined in the 2018 Revolver) plus 0.5%, (b) Bank of America’s prime rate and (c) one-month LIBOR (as defined therein) plus 1.00%) or LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25%, in the case of a LIBOR loan, or from 0.250% to 1.25%, in the case of a base rate loan (determined with reference to the Partnership’s Net Leverage Ratio as defined in the 2018 Revolver). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 1.75%, in the case of a LIBOR loan, or from 0.125% to 0.750%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt and the Partnership’s corporate issuer rating). Interest is payable quarterly if the base rate applies, at the end of the applicable interest period if LIBOR applies and at the end of the month if daily floating LIBOR applies. In addition, the unused portion of the Partnership’s revolving credit facility will be subject to a commitment fee ranging from 0.250% to 0.350%, based on the Partnership’s Leverage Ratio. Upon the first achievement by the Partnership of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.350%, based on the Partnership’s credit rating as described above.
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
As of September 30, 2018, the balance on the 2018 Revolver was $493 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at September 30, 2018 was $999 million. The Partnership was in compliance with all financial covenants at September 30, 2018.

Sale Leaseback Financing Obligation
On April 4, 2013, Southside Oil, LLC (“Southside”) completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As Southside did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of September 30, 2018 was $109 million.
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
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of September 30, 2018, is estimated to be approximately $2.7 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

11.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Accrued straight-line rent	$12	$13
Reserve for underground storage tank removal	51	41
Reserve for environmental remediation	28	23
Unfavorable lease liability	16	10
Aloha acquisition contingent consideration	—	15
Other	33	23
Total	$140	$125

12.	Related-Party Transactions
We are party to the following fee-based commercial agreements with various affiliates of ETP:

•
Philadelphia Energy Solutions Products Purchase Agreements – two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES’s product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail Holdings, LLC, a subsidiary of ETP, owns a noncontrolling interest in the parent of PES. Beginning in the third quarter of 2018, PES was no longer considered an affiliate of ETP as the interest in PES owned by ETP decreased to an amount which was no longer considered to give ETP any significant influence over PES’s management or operations.

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
Summary of Transactions
Significant affiliate balances and activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss) are as follows:

•
Net advances from affiliates were $85 million and $85 million as of September 30, 2018 and December 31, 2017, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management.

•	Net accounts receivable from affiliates were $134 million and $155 million as of September 30, 2018 and December 31, 2017, respectively, which are primarily related to motor fuel purchases from us.

•
Net accounts payable to affiliates were $160 million and $206 million as of September 30, 2018 and December 31, 2017, respectively, which are related to operational expenses and fuel pipeline purchases.

•	Motor fuel sales to affiliates were $1 million and $16 million for the three months ended September 30, 2018 and 2017, respectively.

•	Motor fuel sales to affiliates were $23 million and $44 million for the nine months ended September 30, 2018 and 2017, respectively.

•
Bulk fuel purchases from affiliates were $96 million and $601 million for the three months ended September 30, 2018 and 2017, respectively, which is included in motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income (Loss).

•
Bulk fuel purchases from affiliates were $1.8 billion and $1.7 billion for the nine months ended September 30, 2018 and 2017, respectively, which is included in motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income (Loss).

13.	Revenue
Disaggregation of Revenue
We operate our business in two primary segments, fuel distribution and marketing and all other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$998	$2,781
Distributor	2,253	6,083
Unbranded Wholesale	762	2,011
Commission Agent	437	985
Rental income	32	82
Other	12	41
Total	4,494	11,983
All Other Segment
Motor Fuel	212	860
Rental income	3	9
Other	52	265
Total	267	1,134
Total Revenue	$4,761	$13,117
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
All Other Revenue
The Partnership’s all other operations earn revenue from the following channels: Motor Fuel Sales, Rental Income and Other Income. Motor Fuel Sales consist of fuel sales to consumers at company-operated retail stores. Other Income includes merchandise revenue that comprises the in-store merchandise and foodservice sales at company-operated retail stores, and other revenue that represents a variety of other services within our all other segment including credit card processing, car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. Revenue from all other operations is recognized when (or as) the performance obligations are satisfied (i.e. when the customer obtains control of the good or the service is provided).

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
The opening and closing balances of the Partnership’s contract assets and contract liabilities are as follows:

	Balance at January 1, 2018	Balance at September 30, 2018	Increase/ (Decrease)
	(in millions)
Contract Balances
Contract Asset	$51	$66	$15
Accounts receivable from contracts with customers	$445	$582	$137
Contract Liability	$1	$1	$—
The amount of revenue recognized in the three and nine months ended September 30, 2018 that was included in the opening contract liability balance was $0.1 million and $0.4 million. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between entity's performance and the customer’s payment.
Performance Obligations
At contract inception, the Partnership assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Partnership considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Partnership allocates the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or the service is provided.
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
As part of the 7-Eleven Purchase Agreement, the Partnership and 7-Eleven and SEI Fuel (collectively, the “Distributor”) have entered into a 15-year take-or-pay fuel supply agreement in which the Distributor is required to purchase a volume of fuel that provides the Partnership a minimum amount of gross profit annually. We expect to recognize this revenue in accordance with the contract as we transfer control of the product to the customer. However, in case of annual shortfall we will recognize the amount payable by the Distributor at the sooner of the time at which the Distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations.
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
As of September 30, 2018, the aggregate amount of revenue expected to be recognized related to unsatisfied or partially satisfied franchise fee performance obligations (contract liabilities) is approximately $0.1 million for the remainder of 2018, $0.4 million in 2019, $0.2 million in 2020, and $0.1 million thereafter.
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that the Partnership recognized for the three and nine months ended September 30, 2018 were $4 million and $10 million, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
Practical Expedients Selected by the Partnership
For the period ended September 30, 2018, the Partnership elected the following practical expedients in accordance with ASC 606:

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

Net rent expense consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Cash rent:
Store base rent (1) (2)	$19	$16	$52	$51
Equipment and other rent (3)	1	4	2	10
Total cash rent	20	20	54	61
Non-cash rent:
Straight-line rent	—	—	—	1
Net rent expense	$20	$20	$54	$62
________________________________

(1)
Store base rent includes the Partnership's rent expense for leased retail store properties which are subleased to third-party operators. The sublease income from these sites is recorded in rental income on the statement of operations and totaled $11 million and $7 million for the three months ended September 30, 2018 and 2017, respectively, and $28 million and $19 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Store base rent includes contingent rent expense totaling $1 million and $3 million for the three months ended September 30, 2018 and 2017, respectively, and $3 million and $13 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Equipment and other rent consists primarily of vehicles and store equipment.

15.	Interest Expense, net
Components of net interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Interest expense	$35	$47	$105	$151
Amortization of deferred financing fees	1	4	4	12
Interest income	(1)	—	(4)	—
Interest expense, net	$35	$51	$105	$163

16.	Income Tax Expense
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate to net income tax expense (benefit) is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in million)
Tax at statutory federal rate (1)	$26	$27	$34	$1
Partnership earnings not subject to tax	(16)	(74)	(17)	(130)
Goodwill impairment	—	4	—	35
State and local tax, net of federal benefit	3	(3)	4	(9)
Statutory tax rate changes	(3)	—	16	—
Other	—	2	2	—
Net income tax expense (benefit)	$10	$(44)	$39	$(103)
________________________________

(1)
In December 2017, the “Tax Cuts and Jobs Act” was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017.

17.	Partners' Capital
As of September 30, 2018, ETE and ETP or their subsidiaries owned 28,463,967 common units, which constitutes 34.5% of our outstanding common units, and the public owned 54,049,676 common units. As of September 30, 2018, our consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).
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
Activity of our common units for the nine months ended September 30, 2018 is as follows:

Number of Units
Number of common units at December 31, 2017	99,667,999
Common units repurchase	(17,286,859)
Phantom unit vesting	132,503
Number of common units at September 30, 2018	82,513,643

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

The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Attributable to Common Units
Distributions (a)	$68	$82	$204	$246
Distributions in excess of net income	25	25	(398)	(413)
Limited partners' interest in net income (loss)	$93	$107	$(194)	$(167)

(a) Distributions declared per unit to unitholders as of record date	$0.8255	$0.8255	$2.4765	$2.4765
 Class C Units
Class C Units (i) are not convertible or exchangeable into Common Units or any other units of the Partnership and are non-redeemable; (ii) are entitled to receive distributions of available cash of the Partnership (other than available cash derived from or attributable to any distribution received by the Partnership from its wholly owned subsidiary, Sunoco Property Company LLC (“PropCo”), the proceeds of any sale of the membership interests of PropCo, or any interest or principal payments received by the Partnership with respect to indebtedness of PropCo or its subsidiaries) at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding, (iii) do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, (iv) are not allocated any items of income, gain, loss, deduction or credit attributable to the Partnership’s ownership of, or sale or other disposition of, the membership interests of PropCo, or the Partnership’s ownership of any indebtedness of PropCo or any of its subsidiaries (“PropCo Items”), (v) will be allocated gross income (other than from PropCo Items) in an amount equal to the cash distributed to the holders of Class C Units and (vi) will be allocated depreciation, amortization and cost recovery deductions as if the Class C Units were Common Units and 1% of certain allocations of net termination gain (other than from PropCo Items).
Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income. For the nine months ended September 30, 2018, Class C distributions declared totaled $43 million.
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between our common unitholders and the holder of our incentive distribution rights (“IDRs”) based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per common unit target amount.” The percentage interests shown for our common unitholders and our IDR holder for the minimum quarterly distribution per common unit are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

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
Cash distributions paid or payable during 2018 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
November 14, 2018	$0.8255	$68	$18
August 15, 2018	$0.8255	$68	$17
May 15, 2018	$0.8255	$68	$18
February 14, 2018	$0.8255	$82	$21

Series A Preferred Unit Holder
Payment Date	Total Cash Distribution
(in millions)
January 25, 2018 (1)	$10
________________________________

(1)
$10 million cash distribution paid on January 25, 2018 includes $8 million cash distribution for the three months ended December 31, 2017 and $2 million cash distribution for the period from January 1, 2018 through January 25, 2018.

18.	Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was $4 million and $9 million for the three months ended September 30, 2018 and 2017, respectively, and $10 million and $18 million for the nine months ended September 30, 2018 and 2017, respectively. The total fair value of phantom units vested during the nine months ended September 30, 2018 and 2017, was $6 million and $2 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation cost related to our nonvested restricted phantom units totaled $21 million as of September 30, 2018, which is expected to be recognized over a weighted average period of 3.36 years. The fair value of nonvested phantom units outstanding as of September 30, 2018 totaled $53 million.
A summary of our phantom unit award activity is as follows:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	2,013,634	$34.43
Granted	203,867	28.31
Vested	(289,377)	45.48
Forfeited	(150,823)	34.71
Outstanding at December 31, 2017	1,777,301	31.89
Granted	421,100	28.86
Vested	(199,504)	28.95
Forfeited	(299,121)	31.34
Outstanding at September 30, 2018	1,699,776	$30.96

19.	Segment Reporting
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
Fuel Distribution and Marketing Segment
Our Fuel Distribution and Marketing segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to independently-operated dealer stations under long-term supply agreements, to distributors and other consumers of motor fuel, and to Partnership-operated stations included in our All Other segment. Also included in the Fuel Distribution and Marketing segment are motor fuel sales to commission agent locations and sales and costs related to processing transmix. We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from our Fuel Distribution and Marketing segment to Partnership-operated stations included in our All Other segment are delivered at cost plus a profit margin. These amounts are included in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our Fuel Distribution and Marketing segment is rental income from properties that we lease or sublease.
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
The following tables present financial information by segment for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018				2017
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$4,450	$212		$4,662	$2,435	$414		$2,849
Rental income	32	3		35	19	3		22
Other	12	52		64	13	180		193
Intersegment sales	460	29	(489)	—	407	34	(441)	—
Total revenue	4,954	296	(489)	4,761	2,874	631	(441)	3,064
Gross profit
Motor fuel	222	25		247	158	45		203
Rental	32	3		35	19	3		22
Other	7	44		51	13	78		91
Total gross profit	261	72		333	190	126		316
Total operating expenses	143	31		174	88	100		188
Operating income	118	41		159	102	26		128
Interest expense, net	28	7		35	34	17		51
Income from continuing operations before income taxes	90	34		124	68	9		77
Income tax expense (benefit)	1	9		10	(1)	(43)		(44)
Income from continuing operations	89	25		114	69	52		121
Income (loss) from discontinued operations, net of income taxes (See Note 4)	—	(2)		(2)	—	17		17
Net income and comprehensive income	$89	$23		$112	$69	$69		$138
Depreciation, amortization and accretion (1)	32	10		42	23	6		29
Interest expense, net (1)	28	7		35	34	30		64
Income tax expense (benefit) (1)	1	11		12	(1)	(13)		(14)
EBITDA	150	51		201	125	92		217
Non-cash compensation expense (1)	1	3		4	—	9		9
Loss (gain) on disposal of assets and impairment charges (1)	21	(29)		(8)	(4)	38		34
Unrealized loss on commodity derivatives (1)	—	—		—	(6)	—		(6)
Inventory fair value adjustments (1)	7	—		7	(51)	(4)		(55)
Other non-cash adjustments	4	—		4	—	—		—
Adjusted EBITDA	$183	$25		$208	$64	$135		$199
Capital expenditures (1)	$21	$9		$30	$25	$16		$41
Total assets as of September 30, 2018 and December 31, 2017, respectively	$4,052	$1,096		$5,148	$3,130	$5,214		$8,344
________________________________

(1)	Includes amounts from discontinued operations.

	For the Nine Months Ended September 30,
	2018				2017
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$11,860	$860		$12,720	$6,988	$1,164		$8,152
Rental income	82	9		91	57	9		66
Other	41	265		306	37	509		546
Intersegment sales	1,271	93	(1,364)	—	1,088	94	(1,182)	—
Total revenue	13,254	1,227	(1,364)	13,117	8,170	1,776	(1,182)	8,764
Gross profit
Motor fuel	587	92		679	383	133		516
Rental	82	9		91	57	9		66
Other	35	134		169	30	219		249
Total gross profit	704	235		939	470	361		831
Total operating expenses	390	166		556	291	376		667
Operating income (loss)	314	69		383	179	(15)		164
Interest expense, net	74	31		105	68	95		163
Loss on extinguishment of debt and other	109	—		109	—	—		—
Income (loss) from continuing operations before income taxes	131	38		169	111	(110)		1
Income tax expense (benefit)	(1)	40		39	(1)	(102)		(103)
Income (loss) from continuing operations	132	(2)		130	112	(8)		104
Loss from discontinued operations, net of income taxes (See Note 4)	—	(265)		(265)	—	(187)		(187)
Net income (loss) and comprehensive income (loss)	$132	$(267)		$(135)	$112	$(195)		$(83)
Depreciation, amortization and accretion (1)	95	37		132	81	74		155
Interest expense, net (1)	74	33		107	68	116		184
Income tax expense (benefit) (1)	(1)	198		197	(1)	(53)		(54)
EBITDA	300	1		301	260	(58)		202
Non-cash compensation expense (1)	2	8		10	1	17		18
Loss on disposal of assets and impairment charges (1)	24	34		58	—	367		367
Loss on extinguishment of debt and other (1)	109	20		129	—	—		—
Unrealized gain on commodity derivatives (1)	—	—		—	(5)	—		(5)
Inventory fair value adjustments (1)	(50)	(1)		(51)	(8)	—		(8)
Other non-cash adjustments	10	—		10	—	—		—
Adjusted EBITDA	$395	$62		$457	$248	$326		$574
Capital expenditures (1)	$44	$18		$62	$50	$89		$139
Total assets as of September 30, 2018 and December 31, 2017, respectively	$4,052	$1,096		$5,148	$3,130	$5,214		$8,344
________________________________

(1)	Includes amounts from discontinued operations.

20.	Net Income per Unit
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
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except units and per unit amounts)
Income from continuing operations	$114	$121	$130	$104
Less:
Distributions on Series A Preferred units	—	7	2	15
Incentive distribution rights	18	22	53	64
Distributions on nonvested phantom unit awards	1	2	4	5
Limited partners' interest in net income from continuing operations	$95	$90	$71	$20
Income (loss) from discontinued operations	$(2)	$17	$(265)	$(187)
Weighted average limited partner units outstanding:
Common - basic	82,506,279	99,469,643	84,891,853	99,185,042
Common - equivalents	578,434	647,373	482,123	396,584
Common - diluted	83,084,713	100,117,016	85,373,976	99,581,626
Income from continuing operations per limited partner unit:
Common - basic	$1.16	$0.92	$0.84	$0.22
Common - diluted	$1.15	$0.91	$0.83	$0.22
Income (loss) from discontinued operations per limited partner unit:
Common - basic	$(0.03)	$0.17	$(3.12)	$(1.90)
Common - diluted	$(0.03)	$0.17	$(3.12)	$(1.90)

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
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	our ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	business strategy and operations of Energy Transfer LP and its conflicts of interest with us;

•	changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;

•	our dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and retail store industry;

•	changing customer preferences for alternate fuel sources or improvement in fuel efficiency;

•	changes in our credit rating, as assigned by rating agencies;

•	a deterioration in the credit and/or capital markets;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that we are not fully insured against all risk incidents to our business;

•	dangers inherent in the storage and transportation of motor fuel;

•	our ability to manage growth and/or control costs;

•	our reliance on senior management, supplier trade credit and information technology; and

•
our partnership structure, which may create conflicts of interest between us and Sunoco GP LLC, our general partner (“General Partner”), and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.
For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.
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
We are managed by Sunoco GP LLC, our General Partner. As of September 30, 2018, Energy Transfer Equity, L.P. (“ETE”), a publicly traded master limited partnership, owned 100% of the membership interests in our General Partner, a 2.3% limited partner interest in us and all of our incentive distribution rights. Energy Transfer Partners, L.P. (“ETP”), another publicly traded master limited partnership which is also controlled by ETE, owned a 26.5% limited partner interest in us as of September 30, 2018. In October 2018, ETE and ETP completed the previously announced merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on Friday, October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.” For purposes of maintaining clarity, the following references are used herein:

•	References herein to “ETP” refer to Energy Transfer Partners, L.P. prior to its name change and Energy Transfer Operating, L.P. following its name change;

•	References herein to “ETE” refer to Energy Transfer Equity, L.P. prior to its name change and Energy Transfer LP following its name change;
In connection with the transaction, immediately prior to closing, ETE contributed 2,263,158 of our common units to ETP in exchange for 2,874,275 ETP common units, and contributed 100% of the limited liability company interests in our General Partner and all of our incentive distribution rights to ETP in exchange for 42,812,389 ETP common units. As a result, following the transaction, ETP directly owns our General Partner, all of our incentive distribution rights and approximately 34.5% of our common units, which constitutes a 28.8% limited partner interest in us.
The Partnership recorded transaction costs of $6 million during the nine months ended September 30, 2018, as a result of the 7-Eleven Transaction.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	76 retail stores;

•	419 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;

•	6,615 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,552 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
On January 23, 2018, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions to 7-Eleven.
As of September 30, 2018, we operated 76 retail stores. Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments
On October 16, 2018, our subsidiary, Sunoco, LLC (“Sunoco LLC”), completed the acquisition of BRENCO Marketing Corporation’s fuel distribution business for approximately $24 million plus working capital adjustments. The acquired wholesale fuels business distributes approximately 95 million gallons of fuel annually across a network of approximately 160 dealer and commission agent-operated locations and 100 commercial accounts in Central and East Texas.
On August 1, 2018, our subsidiary, Sunoco LLC, completed the acquisition of the equity interests of Sandford Energy, LLC, Sandford Transportation, LLC and their respective subsidiaries for approximately $66 million plus working capital and other adjustments. The acquired wholesale fuels business distributes approximately 115 million gallons of fuel annually to exploration, drilling and oil field services customers, primarily in basins in Central and West Texas and Oklahoma.

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
On April 25, 2018, our subsidiary, Sunoco LLC, completed the acquisition of wholesale fuel distribution assets and related terminal assets from Superior Plus Energy Services, Inc. for approximately $58 million. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market.
On April 2, 2018, certain subsidiaries of the Partnership completed the acquisition of 26 retail fuel outlets from 7-Eleven and SEI Fuel Services, Inc., a wholly-owned subsidiary of 7-Eleven (“SEI Fuel”) for approximately $54 million. We subsequently converted the acquired stations from company-operated sites to commission agent locations.
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
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. As of September 30, 2018, of the 97 properties, 50 have been sold, one is under contract to be sold, and five continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which are operated by a commission agent.
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
Key operating metrics set forth below are presented as of and for the three and nine months ended September 30, 2018 and 2017 and have been derived from our historical consolidated financial statements.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Three Months Ended September 30,
	2018			2017
	Fuel Distribution and Marketing	All Other	Total	Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$4,450	$212	$4,662	$2,435	$414	$2,849
Rental income	32	3	35	19	3	22
Other	12	52	64	13	180	193
Total revenues	$4,494	$267	$4,761	$2,467	$597	$3,064
Gross profit:
Motor fuel sales	$222	$25	$247	$158	$45	$203
Rental	32	3	35	19	3	22
Other	7	44	51	13	78	91
Total gross profit	$261	$72	$333	$190	$126	$316
Income from continuing operations	89	25	114	69	52	121
Income (loss) from discontinued operations, net of taxes	—	(2)	(2)	—	17	17
Net income and comprehensive income	$89	$23	$112	$69	$69	$138
Adjusted EBITDA (2)	$183	$25	$208	$64	$135	$199
Distributable Cash Flow, as adjusted (2)			$149			$132
Operating Data:
Motor fuel gallons sold (3)			2,004			2,044
Motor fuel gross profit cents per gallon (1) (3)			12.7 ¢			14.9	¢
________________________________

(1)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define Adjusted EBITDA and Distributable Cash Flow, as adjusted as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations. The 2.20 cent per gallon decrease was primarily attributable to the divestiture of the majority of company-operated sites.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), and Adjusted EBITDA to Distributable Cash Flow, as adjusted for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$183	$64	$119
All other	25	135	(110)
Total	208	199	9
Depreciation, amortization and accretion (1)	(42)	(29)	(13)
Interest expense, net (1)	(35)	(64)	29
Non-cash compensation expense (1)	(4)	(9)	5
Gain (loss) on disposal of assets and impairment charges (1)	8	(34)	42
Unrealized loss on commodity derivatives (1)	—	6	(6)
Inventory fair value adjustments (1)	(7)	55	(62)
Other non-cash adjustments	(4)	—	(4)
Income before income tax (expense) benefit (1)	124	124	—
Income tax (expense) benefit (1)	(12)	14	(26)
Net income and comprehensive income	$112	$138	$(26)

Adjusted EBITDA	208	199	9
Cash interest expense (1)	34	59	(25)
Current income tax expense (1)	16	5	11
Maintenance capital expenditures (1)	11	10	1
Distributable Cash Flow	$147	$125	$22
Transaction-related expenses (1)	2	14	(12)
Series A Preferred distribution	—	(7)	7
Distributable Cash Flow, as adjusted	$149	$132	$17
________________________________

(1)	Includes amounts from discontinued operations.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following discussion of results compares the operations for the three months ended September 30, 2018 and 2017.
Revenue. Total revenue attributable to continuing operations for the third quarter of 2018 was $4.8 billion, an increase of $1.7 billion from the third quarter of 2017. The increase is primarily attributable to the following:

•
an increase in fuel distribution and marketing motor fuel revenue of $2.0 billion due to a 30.3%, or a $0.53, increase in the sales price per motor fuel gallon, and an increase in the motor fuel gallons sold of approximately 559 million;

•	an increase in rental income of $13 million primarily due to the increase in commission agent sites in the current period; offset by

•
a net decrease in other revenue of $331 million, which is comprised primarily of all other motor fuel, merchandise and other income. The decrease is primarily due to the conversion of 207 retail sites to commission agent sites during April 2018.

Gross Profit. Gross profit attributable to continuing operations for the third quarter of 2018 was $333 million, an increase of $17 million from the third quarter of 2017. The increase in gross profit is primarily attributable to the following:

•
an increase in fuel distribution and marketing gross profit on motor fuel of $64 million primarily due to an increase in motor fuel gallons sold of approximately 559 million, a 53.20%, or a $0.041, increase in the gross profit per motor fuel gallon which includes a one-time benefit of approximately $25 million related to a cash settlement with a fuel supplier, partially offset by a $58 million unfavorable change in the inventory adjustment compared to the prior year; offset by

•
a net decrease in other gross profit consisting primarily of all other motor fuel, merchandise, rental and other of $47 million The decrease is primarily due to the conversion of 207 retail sites to commission agent sites during April 2018.

Total Operating Expenses. Total operating expenses attributable to continuing operations for the third quarter of 2018 were $174 million, a decrease of $14 million from the third quarter of 2017. The decrease in total operating expenses is primarily attributable to the following:

•	a change in loss (gain) of disposal of assets of $16 million primarily due to a $8 million gain recognized in the third quarter of 2018 related to fixed assets disposals and adjustments;

•	a net decrease in general and administrative expenses and other operating expense of $6 million primarily due to lower salaries and benefits; offset by

•	an increase in depreciation, amortization and accretion expense of $8 million.
Interest Expense. Interest expense attributable to continuing operations for the third quarter of 2018 was $35 million, a decrease of $16 million from the third quarter of 2017. This decrease is primarily attributable to the repayment in full of our term loan agreement that we entered into on March 31, 2016 (“Term Loan”), and the decrease in borrowings under the Revolver Credit Agreement.
Income Tax Expense (Benefit). Income tax expense attributable to continuing operations for the third quarter of 2018 was $10 million, a change of $54 million from income tax benefit of $(44) million for the third quarter of 2017. This change is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries and was partially offset by the change of the statutory corporate tax rate from 35% to 21%.
Discontinued Operations. Net income from discontinued operations decreased by $19 million. The change was primarily caused by the completion of the majority of the Retail Divestment during the three months ended March 31, 2018. See Note 4 of the consolidated financial statements for the results from the discontinued operations.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	For the Nine Months Ended September 30,
	2018			2017
	Fuel Distribution and Marketing	All Other	Total	Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$11,860	$860	$12,720	$6,988	$1,164	$8,152
Rental income	82	9	91	57	9	66
Other	41	265	306	37	509	546
Total revenues	$11,983	$1,134	$13,117	$7,082	$1,682	$8,764
Gross profit:
Motor fuel sales	$587	$92	$679	$383	$133	$516
Rental	82	9	91	57	9	66
Other	35	134	169	30	219	249
Total gross profit	$704	$235	$939	$470	$361	$831
Income (loss) from continuing operations	132	(2)	130	112	(8)	104
Loss from discontinued operations, net of taxes	—	(265)	(265)	—	(187)	(187)
Net income (loss) and comprehensive income (loss)	$132	$(267)	$(135)	$112	$(195)	$(83)
Adjusted EBITDA (2)	$395	$62	$457	$248	$326	$574
Distributable Cash Flow, as adjusted (2)			$340			$367
Operating Data:
Total motor fuel gallons sold (3)			5,838			5,976
Motor fuel gross profit cents per gallon (1) (3)			11.1 ¢			15.2 ¢
________________________________

(1)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

(2)	We define Adjusted EBITDA and Distributable Cash Flow, as adjusted as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations. The 4.10 cent per gallon decrease was primarily attributable to the divestiture of the majority of company-operated sites.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), and Adjusted EBITDA to Distributable Cash Flow, as adjusted for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$395	$248	$147
All other	62	326	(264)
Total	457	574	(117)
Depreciation, amortization and accretion (1)	(132)	(155)	23
Interest expense, net (1)	(107)	(184)	77
Non-cash compensation expense (1)	(10)	(18)	8
Loss on disposal of assets and impairment charges (1)	(58)	(367)	309
Loss on extinguishment of debt and other (1)	(129)	—	(129)
Unrealized loss on commodity derivatives (1)	—	5	(5)
Inventory fair value adjustments (1)	51	8	43
Other non-cash adjustments	(10)	—	(10)
Income (loss) before income tax (expense) benefit (1)	62	(137)	199
Income tax (expense) benefit (1)	(197)	54	(251)
Net loss and comprehensive loss	$(135)	$(83)	$(52)

Adjusted EBITDA	457	574	(117)
Cash interest expense (1)	102	172	(70)
Current income tax expense (benefit) (1)	479	7	472
Transaction-related income taxes (2)	(470)	—	(470)
Maintenance capital expenditures (1)	16	35	(19)
Distributable Cash Flow	$330	$360	$(30)
Transaction-related expenses (1)	12	22	(10)
Series A Preferred distribution	(2)	(15)	13
Distributable Cash Flow, as adjusted	$340	$367	$(27)
________________________________

(1)	Includes amounts from discontinued operations.

(2)	Transaction-related income taxes primarily related to the 7-Eleven Transaction.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following discussion of results compares the operations for the nine months ended September 30, 2018 and 2017.
Revenue. Total revenue attributable to continuing operations for the nine months ended September 30, 2018 was $13.1 billion, an increase of $4.4 billion from the nine months ended September 30, 2017. The increase is primarily attributable to the following:

•
an increase in fuel distribution and marketing motor fuel revenue of $4.9 billion due to 26.2%, or a $0.45, increase in the sales price per motor fuel gallon, and an increase in the motor fuel gallons sold of approximately 1.4 billion;

•	an increase in rental income of $25 million primarily due to the increase in commission agent sites in the current period; offset by

•
a net decrease in other revenue of $544 million, which is comprised primarily of all other motor fuel, merchandise and other income. The decrease is primarily due to the conversion of 207 retail sites to commission agent sites during April 2018.

Gross Profit. Gross profit attributable to continuing operations for the nine months ended September 30, 2018 was $939 million, an increase of $108 million from the nine months ended September 30, 2017. The increase in gross profit is primarily attributable to the following:

•
an increase in the fuel distribution and marketing gross profit on motor fuel of $204 million primarily due to $42 million favorable change in the inventory adjustment compared to the prior year and a one-time cash benefit of approximately $25 million related to a cash settlement with a fuel supplier. Excluding the inventory adjustment change, we had an increase in the fuel distribution and marketing motor fuel gallons sold of approximately 1.4 billion and a 6.5%, or a $0.006, increase in the gross profit per motor fuel gallon; offset by

•
a net decrease in other gross profit consisting of all other motor fuel, merchandise, rental and other of $96 million. The decrease is primarily due to the conversion of 207 retail sites to commission agent sites during April 2018.

Total Operating Expenses. Total operating expenses attributable to continuing operations for the nine months ended September 30, 2018 was $556 million, a decrease of $111 million from the nine months ended September 30, 2017. The decrease in total operating expenses is primarily attributable to the following:

•	a decrease in loss (gain) on disposal of assets and impairment charge of $105 million;

•	a decrease in rent expense of $8 million;

•	a net decrease in general and administrative expenses and other operating expense of $6 million primarily due to lower salaries and benefits; offset by

•	an increase in depreciation, amortization and accretion expense of $8 million.
Interest Expense. Interest expense attributable to continuing operations for the nine months ended September 30, 2018 was $105 million, a decrease of $58 million from the nine months ended September 30, 2017. This decrease is primarily attributable to the repayment in full of the Term Loan, and the decrease in borrowings under the Revolver Credit Agreement.
Loss on extinguishment of debt and other. Loss on extinguishment of debt and other for the nine months ended September 30, 2018 was $109 million, which was primarily attributable to $106 million loss recognized from the redemption of our senior notes, and $3 million related to the call premium incurred on the redemption of our Series A Preferred Units previously held by ETE.
Income Tax Expense (Benefit). Income tax expense attributable to continuing operations for the nine months ended September 30, 2018 was $39 million, a change of $142 million from income tax benefit of $(103) million for the nine months ended September 30, 2017. This change is primarily attributable to higher earnings from the Partnership’s consolidated corporate subsidiaries and was partially offset by the change of the statutory corporate tax rate from 35% to 21%.
Discontinued Operations. Net loss from discontinued operations increased by $78 million, which was primarily attributable to an increase of $109 million in income tax expense, a $20 million loss on extinguishment of debt related to the discontinued operations and partially offset by a decrease of $32 million in operating loss and a decrease of $19 million in interest expense caused by the completion of the majority of the Retail Divestment during the three months ended March 31, 2018. See Note 4 of the consolidated financial statements for the results from the discontinued operations.
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
We had $15 million and $28 million of cash and cash equivalents on hand as of September 30, 2018 and December 31, 2017, respectively, all of which were unrestricted. As of September 30, 2018, the balance under the 2018 Revolver was $493 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at September 30, 2018 was $999 million. The Partnership was in compliance with all financial covenants at September 30, 2018. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2018; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$275	$328
Investing activities - continuing operations	(240)	(100)
Financing activities - continuing operations	(2,786)	(340)
Discontinued operations	2,738	101
Net decrease in cash and cash equivalents	$(13)	$(11)
Cash Flows Provided by Operating Activities - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $275 million and $328 million for the first nine months of 2018 and 2017, respectively. The decrease in cash flows provided by operations was primarily impacted by change in loss on disposal of assets and impairment charges of $105 million, changes in operating assets and liabilities of $112 million, and changes in inventory valuation adjustments of $43 million, partially offset by a loss on extinguishment of debt of $109 million, changes in deferred income taxes expense of $80 million and change in net income (loss) from continuing operations of $26 million.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $240 million and $100 million for the first nine months of 2018 and 2017, respectively, of which $202 million in 2018 was due to acquisitions. Capital expenditures were $62 million and $75 million for the first nine months of 2018 and 2017, respectively.
Cash Flows Used in Financing Activities - Continuing Operations. Net cash used in financing activities was $2.8 billion and $340 million for the first nine months of 2018 and 2017, respectively. During the nine months ended September 30, 2018, we:

•
borrowed $2.2 billion under our 2018 Senior Notes offering, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028;

•	borrowed $2.1 billion and repaid $2.4 billion under our 2014 Revolver to fund daily operations;

•
redeemed $2.2 billion of our existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023;

•	repaid $1.2 billion Term Loan in full and terminated it;

•	redeemed the outstanding Series A Preferred Units held by ETE for $300 million and a call premium of $3 million;

•	repurchased 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million ; and

•	paid $295 million in distributions to our unitholders, of which $151 million was paid to ETP and ETE collectively.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On October 26, 2018, we declared a quarterly distribution totaling $68 million, or $0.8255 per common unit based on the results for the three months ended September 30, 2018, excluding distributions to Class C unitholders. The declared distribution will be paid on November 14, 2018 to unitholders of record on November 6, 2018.
Cash Flows Provided by Discontinued Operations.
Cash provided by discontinued operations was $2.7 billion for the first nine months of 2018 and $101 million for the first nine months of 2017. Cash provided by (used in) discontinued operations for operating activities was $(480) million for the first nine months of 2018 and $160 million for the first nine months of 2017. Cash provided by (used in) discontinued operations for investing activities was $3.2 billion for the first nine months of 2018 and $(57) million for the first nine months of 2017, of which $3.2 billion for 2018 was proceeds from 7-Eleven Transaction. Changes in cash included in current assets held for sale was $11 million for the first nine months of 2018 and $(2) million for the first nine months of 2017.
Capital Expenditures
Included in our capital expenditures for the continuing and discontinued operations for the first nine months of 2018 was $16 million in maintenance capital and $46 million in growth capital. Growth capital relates primarily to dealer supply contracts.
Excluding acquisitions, we currently expect to spend approximately $65 million on growth capital and approximately $30 million on maintenance capital for the full year 2018.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of September 30, 2018, we have $493 million borrowed on the 2018 Revolver compared to $765 million borrowed on the 2014 Revolver at December 31, 2017. Further, as of September 30, 2018, we had $2.2 billion outstanding under our Senior Notes. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 22 positions, representing 1 million gallons, outstanding at September 30, 2018 with an aggregated unrealized loss of $2 million.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of September 30, 2018:

	Owned	Leased
Dealer and commission agent sites	620	318
Company-operated retail stores	6	70
Warehouses, offices and other	71	75
Total	697	463
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $493 million outstanding borrowings on the 2018 Revolver as of September 30, 2018. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2018 would be a $5 million change to interest expense. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2018 or 2017.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $25 million at September 30, 2018.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2018, Sunoco LLC held approximately $385 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2017 fiscal year, Sunoco LLC maintained an average thirteen day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 22 positions, representing 1 million gallons with an aggregate unrealized loss of $2 million outstanding at September 30, 2018.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 8, 2018	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Camilla A. Harris
Camilla A. Harris
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)