Form 10-K
period 2018-12-31
Sunoco LP
filed 2019-02-22
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2018
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
Registrant’s telephone number, including area code: (214) 981-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange (NYSE)
Securities registered pursuant to Section 12(g) of the Act: NONE
_______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
At June 30, 2018, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $1.3 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 82,725,202 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at February 15, 2019.
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
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
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
Overview
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP. In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed the previously announced merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” (“ET”) and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.”
In connection with the transaction, immediately prior to closing, ETE contributed 2,263,158 of our common units to ETP in exchange for 2,874,275 ETP common units, and contributed 100% of the limited liability company interests in our General Partner and all of our incentive distribution rights to ETP in exchange for 42,812,389 ETP common units.

The following simplified diagram depicts our organizational structure as of February 15, 2019.

LE GP, LLC
100% Ownership of General Partner Interest
Energy Transfer LP
(NYSE: ET)
(formerly EnergyTransfer Equity, L.P.)
100% Ownership of General Partner Interest
Energy Transfer Operating, L.P.
(formerly EnergyTransfer Partners, L.P.)
100% Ownership Interest
Sunoco GP LLC
100% Incentive Distribution Rights
28.7% Limited Partner Interest
28,463,967 Common Units
Non-economic General Partner Interest
Sunoco LP
(NYSE: SUN)
54.7% Limited Partner Interest
54,261,235 Common Units held by public
100%
Ownership Interest
16.6% Limited Partner Interest
16,410,780 Class C units
Operating Subsidiaries

We are engaged in the distribution of motor fuels to independent dealers, distributors, and other commercial customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. Additionally, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuel. We also operate 75 retail stores located in Hawaii and New Jersey.
During 2018, we completed strategic acquisitions of complementary motor fuel distribution businesses (see “Acquisitions” below). As a result of these and previously completed acquisitions, as of December 31, 2018, we distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the Unites States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We distributed approximately 7.9 billion gallons of motor fuel during 2018 through our independent dealers, distributors, other commercial customers, retail sites operated by commission agents and retail sites owned and operated by us.
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

Operating Segments and Subsidiaries
We operate our business as two segments, fuel distribution and marketing and all other. Our primary operations are conducted by the following consolidated subsidiaries:

•
Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Texas, Arkansas and New York.

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
Acquisitions
On January 18, 2019, we acquired certain convenience store locations from Speedway LLC for approximately $5 million plus working capital adjustments. We subsequently converted the acquired convenience store locations to commission agent locations.
On December 20, 2018, we completed the acquisition of the refined products terminalling business from American Midstream Partners, LP (NYSE: AMID) for approximately $127 million inclusive of working capital adjustments. The refined products terminalling business consists of terminals located in Texas and Arkansas with a combined 21 tanks, approximately 1.3 million barrels of storage capacity and approximately 77,500 barrels per day of total throughput capacity.
On December 18, 2018, we completed the acquisition of the wholesale fuel distribution business from Schmitt Sales, Inc. for approximately $46 million inclusive of working capital adjustments. The acquired wholesale fuels business distributes approximately 180 million gallons of fuel annually across a network of dealer and commission agent-operated locations in the Upstate New York and Pennsylvania markets.
On October 16, 2018, we completed the acquisition of BRENCO Marketing Corporation’s fuel distribution business for approximately $26 million inclusive of working capital adjustments. The acquired wholesale fuels business distributes approximately 95 million gallons of fuel annually across a network of approximately 160 dealer and commission agent-operated locations and 100 commercial accounts in Central and East Texas.
On August 1, 2018, we completed the acquisition of the equity interests of Sandford Energy, LLC, Sandford Transportation, LLC and their respective subsidiaries for approximately $93 million inclusive of working capital and other adjustments. The acquired wholesale fuels business distributes approximately 115 million gallons of fuel annually to exploration, drilling and oil field services customers, primarily in basins in Central and West Texas and Oklahoma.
On April 25, 2018, we completed the acquisition of wholesale fuel distribution assets and related terminal assets from Superior Plus Energy Services, Inc. for approximately $58 million inclusive of working capital adjustments. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market.
On April 2, 2018, we completed the acquisition of 26 retail fuel outlets from 7-Eleven and SEI Fuel for approximately $54 million. We subsequently converted the acquired stations from company-operated sites to commission agent locations.
See Note 3 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on our acquisitions.
Recent Developments
On January 18, 2019, we announced the execution of a definitive asset purchase agreement with Attis Industries Inc. (NASDAQ: ATIS) (“Attis”) for the sale of our ethanol plant, including the grain malting operation, in Fulton, New York. As part of the transaction, we will enter into a 10-year ethanol offtake agreement with Attis. Total consideration for the divestiture is $20 million in cash plus certain working capital adjustments. The transaction is subject to regulatory clearances and customary closing conditions and is expected to close in the first quarter of 2019.

Significant Achievements in 2018
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
On January 23, 2018, we entered into the A&R Purchase Agreement, by and among us, 7-Eleven, SEI Fuel, and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Asset Purchase Agreement that was entered by the parties on April 6, 2017 to reflect certain commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Asset Purchase Agreement. Under the A&R Purchase Agreement, we agreed to sell a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for approximately $3.2 billion. On January 23, 2018, we completed the disposition of assets pursuant to the A&R Purchase Agreement.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. As of December 31, 2018, of the 97 properties, 51 have been sold, one is under contract to be sold and four continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which will be operated by a commission agent.
Available Information
Our principal executive offices are located at 8111 Westchester Drive, Suite 400, Dallas, Texas 75225. Our telephone number is (214) 981-0700. Our Internet address is www.sunocolp.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this report. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Relationship with Energy Transfer Operating, L.P. and Energy Transfer LP
ETO, a consolidated subsidiary of ET, directly owns our general partner, all of our incentive distribution rights and equity interests in the Partnership. ET, one of the largest publicly traded master limited partnerships in the United States in terms of equity market capitalization, directly owns equity interests in ETO.
ETO, through its wholly owned operating subsidiaries, is engaged primarily in natural gas and natural gas liquids transportation, storage and fractionation services. ETO is also engaged in refined product and crude oil operations including transportation, terminalling services, storage and retail marketing of gasoline and middle distillates through its subsidiaries.
One of our principal strengths is our relationship with ETO and ET. As of February 15, 2019, ETO owns 100% of the membership interest in our general partner, all of our incentive distribution rights and 34.4% of our common units. Given the significant ownership, we believe ETO and ET will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of each of ETO and ET to facilitate organic growth opportunities and accretive acquisitions from third parties, although neither ETO nor ET is under any obligation to do so.
Commercial Agreements with Affiliates
We are party to fee-based commercial agreements with various subsidiaries or affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel. In addition, we are party to two related party purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing, LLC(“PES”) and one with PES’s product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail Holdings, LLC, a subsidiary of ETO, owns a noncontrolling interest in the parent of PES. Beginning in the third quarter of 2018, PES was no longer considered an affiliate of ETO as ETO was no longer considered to have any significant influence over PES’s management or operations.
For more information regarding the commercial agreements, please read “Item 13. Certain Relationships, Related Transactions and Director Independence.”
Our Business and Operations
Fuel Distribution and Marketing Segment
We are a distributor of motor fuels and other petroleum products which we supply to third-party dealers and distributors, to independent operators of commission agent locations, other commercial consumers of motor fuel and to our retail locations. Also included in the segment are transmix processing plants and refined products terminals. Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel.
We are the exclusive wholesale supplier of the Sunoco-branded motor fuel, supplying an extensive distribution network of 5,293 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States. We believe we are one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuels, we also distribute other petroleum products such as propane and lubricating oil, and we receive rental income from real estate that we lease or sublease.
During 2018, we purchased motor fuel primarily from independent refiners and major oil companies and distributed it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	75 company owned and operated retail stores;

•	554 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangements with such operators;

•	6,741 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,714 other commercial customers, including unbranded retail stores, other fuel distributors, school districts and municipalities and other industrial customers.

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
Sales to Contracted Third Parties
We distribute fuel under long-term contracts to branded distributors, branded and unbranded convenience stores, and branded and unbranded retail fuel outlets operated by third parties. 7-Eleven is the only third party dealer or distributor which is individually over 10% of our fuel distribution and marketing segment or individually over 10% of our aggregate business.
Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately nine years, with an estimated, volume-weighted term remaining of approximately four years.
Distribution contracts with retail stores generally commit us to distribute branded (including, but not limited to, Sunoco branded) or unbranded motor fuel to a location or group of locations and arrange for all transportation and logistics. These contracts require, among other things, that dealers maintain the standards established by the applicable fuel brand, if any. The initial term of these contracts range from three to twenty years, with most contracts for ten years.
Our supply contracts and distribution contracts are typically constructed so that we receive either (i) a fee per gallon equal to the posted rack rate, less any applicable commercial discounts, plus transportation costs, taxes and a fixed, volume-based fee, which is usually expressed in cents per gallon, or (ii) receive a variable cent per gallon margin (“dealer tank wagon pricing”).
During 2018, our fuel distribution and marketing business distributed fuel to 554 commission agent locations. Under these arrangements, we generally provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent commission agents.
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
Sales to Other Commercial Customers
We distribute unbranded fuel to numerous other customers, including retail stores, unattended fueling facilities and certain other commercial customers. These customers are primarily commercial, governmental and other parties who buy motor fuel by the load or in bulk and who do not generally enter into exclusive contractual relationships with us, if they enter into a contractual relationship with us at all. Sales to these customers are typically made at a quoted price based upon our cost plus taxes, cost of transportation and a margin determined at time of sale, and may provide for immediate payment or the extension of credit for up to 45 days. We also sell propane, lubricating oil and other petroleum products, such as heating fuels, to our commercial customers on both a spot and contracted basis. In addition, we receive income from the manufacture and distribution sale of race fuels at our Marcus Hook, Pennsylvania manufacturing facility.
Fuel Supplier Arrangements
We distribute branded motor fuel under the Aloha, Chevron, Citgo, Conoco, Exxon, Mahalo, Mobil, Phillips 66, Shamrock, Shell, Sunoco, Texaco, and Valero brands. We purchase branded motor fuel from major oil companies and refiners under supply agreements. Our largest branded fuel suppliers in terms of volume are Chevron, Exxon, Phillips 66 and Valero. The branded fuel supply agreements generally have an initial term of three to five years. Each supply agreement typically contains provisions relating to payment terms, use of the supplier’s brand names, credit card processing, compliance with other of the supplier’s requirements, insurance coverage and compliance with legal and environmental requirements, among others.
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
Terminals and Transmix
We operate two transmix processing facilities and thirteen refined product terminals (six in Hawaii and seven in the continental United States). Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel. Our refined product terminals provide storage and distribution services used to supply our own retail stations as well as third-party customers. In addition, we provide services at our terminals to various third-party throughput customers.
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
Technology
Technology is an important part of our fuel distribution and marketing operations. We utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time from a personal computer to obtain prices, place orders, and review invoices, credit card transactions and electronic funds transfer notifications. Substantially all of our customer payments are processed by electronic funds transfer. We use an Internet-based system to assist with fuel inventory management and procurement and an integrated distribution fuel system for financial accounting, procurement, billing and inventory management.
All Other Segment
Our All Other segment includes the Partnership’s retail operations in Hawaii and New Jersey, credit card services, franchise royalties, and ethanol plant.
For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 20 Segment Reporting” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Real Estate and Lease Arrangements
As of December 31, 2018, our real estate and lease arrangements are as follows:

	Owned	Leased
Dealer and commission agent sites	622	317
Company-operated retail stores	6	69
Warehouses, offices and other	63	77
Total	691	463

Competition
In the fuel distribution and marketing business, we compete primarily with other independent motor fuel distributors. The markets for distribution of motor fuel and the large and growing retail store industry are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. Significant competitive factors include the availability of major brands, customer service, price, range of services offered and quality of service, among others. We rely on our ability to provide value-added and reliable service and to control our operating costs in order to maintain our margins and competitive position.
In the all other segment, we face strong competition in the market for the sale of retail gasoline and merchandise. Our competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, supermarkets, drugstores, dollar stores, club stores and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. It also varies with gasoline and convenience store offerings. The principal competitive factors affecting our retail marketing operations include gasoline and diesel acquisition costs, site location, product price, selection and quality, site appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition. We compete by pricing gasoline competitively, combining our retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns.
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
Working Capital Requirements
We maintain customary levels of fuel and merchandise inventories, and carry corresponding payables balances to suppliers of those inventories, relating to our retail store operations. In addition, Sunoco LLC purchases a significant amount of unbranded fuel in bulk and stores it for an extended amount of time. We also have rental obligations relating to leased locations. Our working capital needs will typically fluctuate over the medium to long term with the price of crude oil, and over the short term due to the timing of motor fuel tax, sales tax, interest and rent payments.
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
We believe we are in compliance in all material respects with applicable environmental laws and regulations, and we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. Any future change in regulatory requirements could cause us to incur significant costs. We incorporate by reference into this section our disclosures included in Note 14 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Environmental Reserves
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $35 million as of December 31, 2018. As of December 31, 2018, we have additional reserves of $54 million that represent our estimate for future asset retirement obligations for underground storage tanks.
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
Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At the federal level, Congress has considered legislation to reduce GHG emissions in the United States. Such federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products. In addition, in May 2016, the EPA issued final standards that would reduce methane emissions from new and modified oil and natural gas production by up to 45% from 2012 levels by 2025. However, in September 2018, the EPA proposed amendments to the 2016 standards that would reduce fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the 2016 standards and the EPA’s attempts to delay their implementation. Moreover, in August 2015, EPA issued final rules outlining the Clean Power Plan (“CPP”) which was developed in accordance with President Obama’s Climate Action Plan announced the previous year. Under the CPP, carbon pollution from power plants must be reduced over 30% below 2005 levels by 2030. However, the current administration under President Trump announced a plan to replace the CPP with a more business-friendly rule, known as the Affordable Clean Energy rule, in August 2018.
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
Our Employees
We are managed and operated by the board of directors and executive officers of our General Partner, which has sole responsibility for providing us with the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our General Partner or its affiliates. As of December 31, 2018, our General Partner and its affiliates had approximately 3,622 employees, 288 of which are represented by labor unions or associations, performing services for our operations, with appropriate costs allocated to us. We believe that we and our General Partner and its affiliates have a satisfactory relationship with employees. Information concerning the executive officers of our General Partner is contained in “Item 10. Directors, Executive Officers and Corporate Governance.”

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
Sales of refined motor fuels account for approximately 97% of our total revenues and 71% of our continuing operations gross profit. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative motor fuels could reduce demand for the conventional petroleum based motor fuels we currently sell. Additionally, a shift toward electric, hydrogen, natural gas or other alternative-power vehicles could fundamentally change our customers’ shopping habits or lead to new forms of fueling destinations or new competitive pressures.
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
A portion of our strategy to grow our business is dependent on our ability to make acquisitions that result in an increase in cash flow. The acquisition component of our growth strategy is based, in part, on our expectation of ongoing strategic divestitures of wholesale fuel distribution assets by industry participants. If we are unable to make acquisitions from third parties for any reason, including if we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors, or we or the seller are unable to obtain all necessary consents, our future growth and ability to increase distributions to unitholders will be limited. In addition, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial, and other relevant information considered in determining the application of these funds and other resources. Finally, we may complete acquisitions which at the time of completion we believe will be accretive, but which ultimately may not be accretive. If any of these events were to occur, our future growth would be limited.
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
If any of these risks or other unanticipated liabilities or costs were to materialize, then desired benefits from past acquisitions and future acquisitions could result in a negative impact to our future results of operations. In addition, acquired assets may perform at levels below the forecasts used to evaluate them, due to factors beyond our control. If the acquired assets perform at levels below the forecasts, then our future results of operations could be negatively impacted.
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
We do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 38.1% of the company, commission agent or dealer operated retail service stations where we currently control the real estate. We also have rental agreements for certain logistics facilities.  As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are responsible for investigating and remediating contamination at a number of our current and former properties. We are entitled to reimbursement for certain of these costs under various third-party contractual indemnities and insurance policies, subject to eligibility requirements, deductibles, per incident, annual and aggregate caps. To the extent third parties (including insurers) do not pay for investigation and remediation, and/or insurance is not available, we will be obligated to make these additional payments, which could have a material adverse impact on our business, liquidity, results of operations and cash available for distribution to our unitholders.
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
Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control. Terrorist attacks or threats, whether within the United States or abroad, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers may adversely impact our operations. Specifically, strategic targets such as energy related assets (which could include refineries that produce the motor fuel we purchase, ports in which crude oil is delivered or attacks to the electrical grid ) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could have an adverse impact on energy prices, including prices for motor fuels, and an adverse impact on our operations. Any or a combination of these occurrences could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
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
We had $3.0 billion of debt outstanding as of December 31, 2018. We have the ability to incur additional debt under our revolving credit facility and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:

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
In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet other cash needs. Our ability to service our debt depends upon, amongst other things, our financial and operating performance as impacted by prevailing economic conditions, and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service our debt will depend on market interest rates, since the rates applicable to a portion of our borrowings fluctuate. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.
Increases in interest rates could reduce the amount of cash we have available for distributions as well as the relative value of those distributions to yield-oriented investors, which could cause a decline in the market value of our common units.
Approximately $700 million of our outstanding indebtedness as of December 31, 2018 bears interest at variable interest rates. Should those rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
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
In addition, our credit agreement contains covenants requiring us to maintain certain financial ratios. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.

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
As of December 31, 2018, our consolidated balance sheet reflected $1.6 billion of goodwill and $708 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles (“GAAP”) require us to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or when events or circumstances occur, indicating that goodwill or indefinite-lived intangible assets might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization. Impairment charges are allowed to be removed from our debt covenant calculations.
See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information.
Risks Related To Our Structure
ETO owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including ETO and ET, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.
ETO, owns and controls our general partner and appoints all of the officers and directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to ETO. Therefore, conflicts of interest may arise between ETO and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•	Our general partner’s affiliates, including ETO, ET and its affiliates, are not prohibited from engaging in other business or activities, including those in direct competition with us.

•
In addition, neither our partnership agreement nor any other agreement requires ETO to pursue a business strategy that favors us. The affiliates of our general partner have fiduciary duties to make decisions in their own best interests and in the best interest of their owners, which may be contrary to our interests. In addition, our general partner is allowed to take into account the interests of parties other than us or our unitholders, such as ETO, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•
Certain officers and directors of our general partner are officers or directors of affiliates of our general partner, and also devote significant time to the business of these entities and are compensated accordingly.

•	Affiliates of our general partner, including ETO, are not limited in their ability to compete with us and may offer business opportunities or sell assets to parties other than us.

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

•
ETO may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to ETO’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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
Our partnership agreement limits the liability and duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. By purchasing common units, common unitholders consent to be bound by the partnership agreement, and pursuant to our partnership agreement, each common unitholder consents to various actions and conflicts of interest contemplated in our partnership agreement that might otherwise constitute a breach of fiduciary or other duties under Delaware law. For example:

•
Our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles our general partner to consider only the interests and factors that it desires, with no duty or obligation to give consideration to the interests of, or factors affecting, our common unitholders. Decisions made by our general partner in its individual capacity will be made by ETO, as the owner of our general partner, and not by the board of directors of our general partner. Examples of such decisions include:

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

ETO may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of our general partner’s board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.
ETO has the right, at any time it has received incentive distributions at the highest level to which it is entitled (50%) for each of the prior four consecutive whole fiscal quarters (and the amount of each such did not exceed adjusted operating surplus for each such quarter), to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. Following a reset election by ETO, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution reflected by the current target distribution levels.
If ETO elects to reset the target distribution levels, it will be entitled to receive a number of common units equal the number of common units which would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to ETO on the incentive distribution rights in the prior two quarters. We anticipate that ETO would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that ETO could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units to ETO in connection with resetting the target distribution levels.
Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.
Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our common unitholders have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, are chosen entirely by ETO due to its ownership of our general partner, and not by our common unitholders. Unlike a publicly traded corporation, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of management.
Even if holders of our common units are dissatisfied, they cannot easily remove our general partner without its consent.
If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our general partner and its affiliates. As of December 31, 2018, ETO and its affiliates held approximately 34.4% of our outstanding common units, which constitutes a 28.7% limited partner interest in us.
Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party without the consent of our unitholders in a merger, in a sale of all or substantially all of its assets or in other transactions so long as certain conditions are satisfied. Furthermore, our partnership agreement does not restrict the ability of ETO to transfer all or a portion of its interest in our general partner to a third party. Any new owner of our general partner or our general partner interest would then be in a position to replace the board of directors and executive officers of our general partner with its own designees without the consent of unitholders and thereby exert significant control over us, and may change our business strategy.
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
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by ETO.
As of December 31, 2018, ETO owned 28,463,967 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.
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
Non-U.S. persons are generally taxed and subject to U.S. federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
A U.S. federal income tax withholding obligation of 10% of the amount realized is generally imposed upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance have been issued. Non-U.S. persons should consult a tax advisor before investing in our common units.

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
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact to our financial condition or results of operations.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interest
As of February 15, 2019, we had outstanding 82,725,202 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and incentive distribution rights (“IDRs”). As of February 15, 2019, ETO directly owned approximately 34.4% of our outstanding common units, which constitutes a 28.7% limited partner ownership interest in us. Our general partner, Sunoco GP LLC, is 100% owned by ETO and owns a non-economic general partner interest in us. ETO also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.503125 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “SUN.” Our common units have been traded on the NYSE since September 20, 2012.
Holders
At the close of business on February 15, 2019, we had sixteen holders of record of our common units and two holders of record of our Class C units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus, after the payment of distributions to the Class C unitholders, between our common unitholders and the holder of our IDRs based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of the holder of our IDRs and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our common unitholders and the holder of our IDRs for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. ETO currently owns our IDRs.

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

Series A Preferred Units
On January 25, 2018, the Partnership redeemed all of the previously outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount includes the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
Class C Units
We have outstanding an aggregate of 16,410,780 Class C units (“Class C Units”) consisting of (i) 5,242,113 Class C Units held by Aloha, and (ii) 11,168,667 Class C Units held by Sunoco Retail.
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
Equity Compensation Plan
For disclosures regarding securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Item 6.	Selected Financial Data
Selected financial data are presented for continuing operations and discontinued operations for all periods presented. The discontinued operations represent results from assets that were sold under an Amended and Restated Asset Purchase Agreement with 7‑Eleven, and the real estate assets included in the portfolio optimization plan.
Financial data set forth below for the year ended December 31, 2014 includes amounts for the period January 1, 2014 to August 31, 2014 (the “Predecessor period”) prior to ETP’s acquisition of Susser Holdings Corporation (the “ETP Merger”). From September 1, 2014 to December 31, 2014 (“Successor period”), financial data is presented for the Partnership after the ETP Merger and under the application of “push down” accounting that required its assets and liabilities to be adjusted to fair value on August 31, 2014. For the year ended December 31, 2014, we have combined the Predecessor period and the Successor period and presented the unaudited financial data on a combined basis for comparative purposes. This combination does not comply with generally accepted accounting principles, but is presented because we believe it provides the most meaningful comparison of our financial results. The impact from “push down” accounting related to the ETP Merger resulted in a $1.7 billion net change in the fair value of the Partnership’s assets and liabilities and a $4 million decrease in depreciation expense, offset by a $4 million increase in amortization expense.
The 2014 results also reflect the results of the Susser, Sunoco LLC, Sunoco Retail, and MACS Retail LLC (“MACS”) acquisitions beginning on September 1, 2014, the initial date of common control, since these acquisitions were accounted for as transactions between entities under common control.
The selected financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended December 31,
	2018	2017	2016	2015	2014 (1)
	(in millions, except per unit data)
Statement of Income Data:
Total revenues	$16,994	$11,723	$9,986	$12,430	$9,579
Operating income	$345	$229	$145	$252	$37
Income (loss) from continuing operations	$58	$326	$56	$156	$(26)
Net income (loss) from continuing operations per common limited partner unit - basic	$(0.25)	$2.13	$(0.32)	$0.91	$1.75
Net income (loss) from continuing operations per common limited partner unit - diluted	$(0.25)	$2.12	$(0.32)	$0.91	$1.75
Cash distribution per unit	$3.30	$3.30	$3.29	$2.89	$2.17

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Balance Sheet Data (at period end):
Total assets	$4,879	$8,344	$8,701	$8,842	$8,773
Long-term debt, less current maturities	$2,980	$4,284	$4,509	$1,953	$1,092
Total equity	$784	$2,247	$2,196	$5,263	$6,008
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
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements.” These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	our ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	business strategy and operations of Energy Transfer Operating, L.P. and Energy Transfer LP and their respective conflicts of interest with us;

•	changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;

•	our dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and retail store industry;

•	changing customer preferences for alternate fuel sources or improvement in fuel efficiency;

•	changes in our credit rating, as assigned by rating agencies;

•	a deterioration in the credit and/or capital market;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that we are not fully insured against all risk incidents to our business;

•	dangers inherent in the storage and transportation of motor fuel;

•	our ability to manage growth and/or control costs;

•	our reliance on senior management, supplier trade credit and information technology; and

•
our partnership structure, which may create conflicts of interest between us and Sunoco GP LLC, our general partner (“General Partner”), and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.
For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward‑looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuel. We also operate 75 retail stores located in Hawaii and New Jersey.
We are managed by our General Partner. As of December 31, 2018, Energy Transfer Operating, L.P. (“ETO”) owns 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.4% of our common units, which constitutes a 28.7% limited partner interest in us. In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed the previously announced merger of ETP with a wholly‑owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” (“ET”) and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.”
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
In late 2015, we announced plans to open a corporate office in Dallas, Texas. Certain employees have relocated to Dallas from Philadelphia, Pennsylvania, Houston, Texas and Corpus Christi, Texas. The costs incurred in 2016 were $18 million and substantially reflects the total costs for the relocation. We did not incur any material costs related to the relocation during 2017 and 2018.
We believe we are one of the largest independent motor fuel distributors by gallons in the United States and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil.
During 2018, we purchased motor fuel primarily from independent refiners and major oil companies and distributed it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii, to:

•	75 company owned and operated retail stores;

•	554 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangement with such operators;

•	6,741 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,714 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
On January 23, 2018, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions to 7-Eleven.
As of December 31, 2018, we operate 75 retail stores. Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments
On January 18, 2019, we announced the execution of a definitive asset purchase agreement with Attis Industries Inc. (NASDAQ: ATIS) (“Attis”) for the sale of our ethanol plant, including the grain malting operation, in Fulton, New York. As part of the transaction, we will enter into a 10-year ethanol offtake agreement with Attis. Total consideration for the divestiture is $20 million in cash plus certain working capital adjustments. The transaction is subject to regulatory clearances and customary closing conditions and is expected to close in the first quarter of 2019.
On January 18, 2019, we acquired certain convenience store locations from Speedway LLC for approximately $5 million plus working capital adjustments. We will convert the acquired convenience store locations to wholesale distribution sites.
Significant Achievements in 2018
On December 20, 2018, we completed the acquisition of the refined products terminalling business from American Midstream Partners, LP (NYSE: AMID) for approximately $127 million inclusive of working capital adjustments. The refined products terminalling business consists of terminals located in Texas and Arkansas with a combined 21 tanks, approximately 1.3 million barrels of storage capacity and approximately 77,500 barrels per day of total throughput capacity.
On December 18, 2018, we completed the acquisition of the wholesale fuel distribution business from Schmitt Sales, Inc. for approximately $46 million inclusive of working capital adjustments. The acquired wholesale fuels business distributes approximately 180 million gallons of fuel annually across a network of dealer and commission agent-operated locations in the Upstate New York and Pennsylvania markets.
On October 16, 2018, we completed the acquisition of BRENCO Marketing Corporation’s fuel distribution business for approximately $26 million inclusive working capital adjustments. The acquired wholesale fuels business distributes approximately 95 million gallons of fuel annually across a network of approximately 160 dealer and commission agent-operated locations and 100 commercial accounts in Central and East Texas.
On August 1, 2018, we completed the acquisition of the equity interests of Sandford Energy, LLC, Sandford Transportation, LLC and their respective subsidiaries for approximately $93 million inclusive of working capital and other adjustments. The acquired wholesale fuels business distributes approximately 115 million gallons of fuel annually to exploration, drilling and oil field services customers, primarily in basins in Central and West Texas and Oklahoma.
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
On April 25, 2018, we completed the acquisition of wholesale fuel distribution assets and related terminal assets from Superior Plus Energy Services, Inc. for approximately $58 million inclusive of working capital adjustments. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market.
On April 2, 2018, we completed the acquisition of 26 retail fuel outlets from 7-Eleven, Inc., (“7-Eleven”) and SEI Fuel Services, Inc., a wholly-owned subsidiary of 7-Eleven (“SEI Fuel”) for approximately $54 million. We subsequently converted the acquired stations from company-operated sites to commission agent locations.

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
On February 7, 2018, we repurchased 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million. The repurchase price per common unit was $31.2376, which is equal to the volume weighted average trading price of SUN common units on the New York Stock Exchange for the ten trading days ending on January 23, 2018. We funded the repurchase with cash on hand on February 7, 2018.
On January 25, 2018, we redeemed all outstanding Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount includes the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
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
On January 23, 2018, we entered into certain Amended and Restated Asset Purchase Agreement (the “A&R Purchase Agreement”), by and among us, 7-Eleven, a Texas corporation, and SEI Fuel, a Texas corporation and wholly-owned subsidiary of 7‑Eleven, and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the Asset Purchase Agreement that was entered by the parties on April 6, 2017 to reflect certain commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the Asset Purchase Agreement. Under the A&R Purchase Agreement, we agreed to sell a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for approximately $3.2 billion. On January 23, 2018, we completed the disposition of assets pursuant to the A&R Purchase Agreement.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. As of December 31, 2018, of the 97 properties, 51 have been sold, one is under contract to be sold and four continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which will be operated by a commission agent.
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
Seasonality
Our business exhibits some seasonality due to our customers’ increased demand for motor fuel during the late spring and summer months as compared to the fall and winter months. Travel, recreation, and construction activities typically increase in these months, driving up the demand for motor fuel sales. Our gallons sold are typically somewhat higher in the second and third quarters of our fiscal years due to this seasonality. Results from operations may therefore vary from period to period.

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

•
Gross profit per gallon. Gross profit per gallon is calculated as the gross profit on motor fuel (excluding non-cash inventory adjustments) divided by the number of gallons sold, and is typically expressed as cents per gallon. Our gross profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail gross profit per gallon is heavily impacted by volatile pricing and intense competition from retail stores, supermarkets, club stores and other retail formats, which varies based on the market.

•
Adjusted EBITDA and Distributable Cash Flow, as adjusted. Adjusted EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, allocated non-cash compensation expense, unrealized gains and losses on commodity derivatives and inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. We define Distributable Cash Flow, as adjusted, as Adjusted EBITDA less cash interest expense, including the accrual of interest expense related to our long-term debt which is paid on a semi-annual basis, Series A Preferred distribution, current income tax expense, maintenance capital expenditures and other non-cash adjustments.

Adjusted EBITDA and Distributable Cash Flow, as adjusted, are not financial measures calculated in accordance with GAAP. For a reconciliation of Adjusted EBITDA and Distributable Cash Flow, as adjusted, to their most directly comparable financial measure calculated and presented in accordance with GAAP, read “Key Operating Metrics” below.
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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA do not reflect cash requirements for such replacements; and

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
Key operating metrics set forth below are presented for the years ended December 31, 2018, 2017 and 2016, and have been derived from our historical consolidated financial statements.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended December 31,
	2018			2017
	Fuel Distribution and Marketing	All Other	Total	Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$15,466	$1,038	$16,504	$9,333	$1,577	$10,910
Rental income	118	12	130	77	12	89
Other	48	312	360	50	674	724
Total revenues	$15,632	$1,362	$16,994	$9,460	$2,263	$11,723
Gross profit (1):
Motor fuel	$673	$123	$796	$535	$157	$692
Rental	118	12	130	77	12	89
Other	40	156	196	39	288	327
Total gross profit	$831	$291	$1,122	$651	$457	$1,108
Income (loss) from continuing operations	80	(22)	58	167	159	326
Loss from discontinued operations, net of taxes	—	(265)	(265)	—	(177)	(177)
Net income (loss) and comprehensive income (loss)	$80	$(287)	$(207)	$167	$(18)	$149
Adjusted EBITDA (2)	$554	$84	$638	$346	$386	$732
Distributable Cash Flow, as adjusted (2)			$455			$473
Operating Data:
Total motor fuel gallons sold (3)			7,859			7,947
Motor fuel gross profit cents per gallon (3) (4)			11.4 ¢			15.2 ¢
_______________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA and Distributable Cash Flow, as adjusted as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations. The 3.8 cent per gallon decrease was primarily attributable to the divestiture of the majority of company-operated sites.

(4)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) and Adjusted EBITDA to Distributable Cash Flow, as adjusted for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$554	$346	$208
All other	84	386	(302)
Total	638	732	(94)
Depreciation, amortization and accretion (1)	(182)	(203)	21
Interest expense, net (1)	(146)	(245)	99
Non-cash compensation expense (1)	(12)	(24)	12
Loss on disposal of assets and impairment charges (1)	(80)	(400)	320
Loss on extinguishment of debt and other (1)	(129)	—	(129)
Unrealized gain (loss) on commodity derivatives (1)	(6)	3	(9)
Inventory adjustments (1)	(84)	28	(112)
Other non-cash adjustments	(14)	—	(14)
Income (loss) before income tax (expense) benefit (1)	(15)	(109)	94
Income tax (expense) benefit (1)	(192)	258	(450)
Net income (loss) and comprehensive income (loss)	$(207)	$149	$(356)

Adjusted EBITDA	$638	$732	$(94)
Cash interest expense (1)	142	231	(89)
Current income tax expense (1)	489	4	485
Transaction-related income taxes (2)	(470)	—	(470)
Maintenance capital expenditures (1)	31	48	(17)
Distributable Cash Flow	446	449	(3)
Transaction-related expenses (1)	11	47	(36)
Series A Preferred distribution	(2)	(23)	21
Distributable Cash Flow, as adjusted	$455	$473	$(18)
_______________________________

(1)	Includes amounts from discontinued operations.

(2)	Transaction-related income taxes primarily related to the 7-Eleven Transaction.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following discussion of results for 2018 compared to 2017 compares the operations for the years ended December 31, 2018 and 2017, respectively.
Segment Adjusted EBITDA. Total segment adjusted EBITDA for 2018 was $638 million, a decrease of $94 million from 2017. The increase is primarily attributable to the following changes:

•
a decrease in the gross profit on motor fuel sales of $294 million, primarily due to a 25.2%, or $0.038, decrease in cents per gallons sold as a result of the change in mix of gallons sold from higher gross profit company-operated fuel sites to supplying lower gross profit fuel distribution and marketing gallons as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018;

•
a decrease in other gross profit of $671 million, primarily related to lower merchandise gross profit as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018; offset by

•
a decrease in operating costs of $871 million, as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018. These expenses include other operating expense, general and administrative expense and rent expense.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $182 million in 2018, a decrease of $21 million from 2017. The decrease is primarily due to the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018.

Interest Expense. Interest expense was $146 million in 2018, a decrease of $99 million from 2017. The decrease is primarily attributable to the repayment in full of the Term Loan and a reduction in interest rates from the refinancing of our Senior Notes in January 2018.
Non-Cash Compensation Expense. Non-cash compensation expense was $12 million in 2018, a decrease of $12 million from 2017. The decrease is primarily attributable to additional grants outstanding during the 2017 and severance accrual for certain employees related to the 7-Eleven transaction recorded in the prior year.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges was $80 million in 2018, a decrease of $320 million from 2017. The 2018 amount is primarily attributable to loss on fixed assets driven by the 7-Eleven sale and the $30 million impairment on our contractual rights intangible. The 2017 amount is primarily attributable to goodwill impairments of $387 million related to assets held for sale.
Income Tax Expense/(Benefit). Income tax expense for 2018 was $192 million, a change of $450 million from 2017. The change is primarily due to the taxable gain recognized on the sales of assets to 7-Eleven and a reduction in the federal corporate income rate per the “Tax Cuts and Jobs Act” recorded in 2017.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended December 31,
	2017			2016
	Fuel Distribution and Marketing	All Other	Total	Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$9,333	$1,577	$10,910	$7,874	$1,338	$9,212
Rental income	77	12	89	76	12	88
Other	50	674	724	45	641	686
Total revenues	$9,460	$2,263	$11,723	$7,995	$1,991	$9,986
Gross profit (1):
Motor fuel	$535	$157	$692	$596	$163	$759
Rental	77	12	89	76	12	88
Other	39	288	327	34	275	309
Total gross profit	$651	$457	$1,108	$706	$450	$1,156
Income (loss) from continuing operations	167	159	326	252	(196)	56
Loss from discontinued operations, net of taxes	—	(177)	(177)	—	(462)	(462)
Net income (loss) and comprehensive income (loss)	$167	$(18)	$149	$252	$(658)	$(406)
Adjusted EBITDA (2)	$346	$386	$732	$320	$345	$665
Distributable Cash Flow, as adjusted (2)			$473			$390
Operating Data:
Total motor fuel gallons sold (3)			7,947			7,805
Motor fuel gross profit cents per gallon (3) (4)			15.2 ¢			14.4 ¢
_______________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA and Distributable Cash Flow, as adjusted as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations.

(4)	Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The following table presents a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$346	$320	$26
All other	386	345	41
Total	732	665	67
Depreciation, amortization and accretion (1)	(203)	(319)	116
Interest expense, net (1)	(245)	(189)	(56)
Non-cash compensation expense (1)	(24)	(13)	(11)
Loss on disposal of assets and impairment charges (1)	(400)	(680)	280
Unrealized gain (loss) on commodity derivatives (1)	3	(5)	8
Inventory adjustments (1)	28	104	(76)
Loss before income tax benefit (1)	(109)	(437)	328
Income tax benefit (1)	258	31	227
Net loss and comprehensive loss	$149	$(406)	$555

Adjusted EBITDA	$732	$665	$67
Cash interest expense (1)	231	178	53
Current income tax expense (1)	4	—	4
Maintenance capital expenditures (1)	48	106	(58)
Distributable Cash Flow	449	381	68
Transaction-related expenses (1)	47	9	38
Series A Preferred distribution	(23)	—	(23)
Distributable Cash Flow, as adjusted	$473	$390	$83
_______________________________

(1)	Includes amounts from discontinued operations.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following discussion of results for 2017 compared to 2016 compares the operations for the years ended December 31, 2017 and 2016, respectively.
Segment Adjusted EBITDA. Total segment adjusted EBITDA for 2017 was $732 million, an increase of $67 million from 2016. The increase is primarily attributable to the following changes:

•	an increase in the gross profit on motor fuel sales of $83 million, primarily due to a 6.8%, or $0.009, increase in cents per gallons sold and an increase in gallons sold of approximately 143 million;

•	an increase in other gross profit of $31 million, primarily related to new store construction and rental income compared to the prior year; offset by

•	an increase in operating costs of $47 million, primarily related to transaction costs for 2017 acquisitions and increased operating costs related to new company-operated fuel sites.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $203 million in 2017, a decrease of $116 million from 2016. The decrease is primarily due to the cessation of depreciation on assets held for sale.
Interest Expense. Interest expense was $245 million in 2017, an increase of $56 million from 2016. The increase is primarily attributable to the borrowings under our Term Loan, the issuance of the 2021 Senior Notes and $800 million 6.375% senior notes due 2023 (the “2023 Senior Notes”) as the notes were issued in 2015, as well as the increase in borrowings under the 2014 Revolver.
Non-Cash Compensation Expense. Non-cash compensation expense was $24 million in 2017, an increase of $11 million from 2016. The increase is primarily attributable to additional grants outstanding during 2017 and severance accrual for certain employees related to the 7-Eleven transaction.

Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges was $400 million in 2017, a decrease of $280 million from 2016. Of the 2017 amount, $102 million was related to continuing operations in the retail and Stripes reporting units and the remainder was related to assets held for sale. The 2016 amount is primarily attributable to goodwill impairment testing on our retail reporting units resulting in impairment charges of $641 million.
Income Tax Benefit. Income tax benefit for 2017 was $258 million, an increase of $227 million from 2016. The change is primarily attributable to the change of the statutory corporate tax rate from 35% to 21%.
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
As of December 31, 2018, we had $56 million of cash and cash equivalents on hand and borrowing capacity of $792 million under the 2018 Revolver. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2019; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$447	$303	$466
Investing activities - continuing operations	(469)	(132)	(331)
Financing activities - continuing operations	(2,684)	(339)	2,501
Discontinued operations	2,734	93	(2,585)
Net increase (decrease) in cash	$28	$(75)	$51
Cash Flows Provided by Operations - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $447 million and $303 million for 2018 and 2017, respectively. The increase in cash flows provided by operations was primarily due to an $161 million increase in cash basis net income compared to the prior year, partially offset by, changes in operating assets and liabilities of $17 million.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $469 million and $132 million for 2018 and 2017, respectively, of which $401 million for 2018 was due to acquisitions. Capital expenditures were $103 million and $103 million for 2018 and 2017, respectively.
Cash Flows Used in Financing Activities - Continuing Operations. Net cash used in financing activities was $2.7 billion and $339 million for 2018 and 2017, respectively. During year ended December 31, 2018 we:

•
issued $2.2 billion of Senior Notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028;

•	borrowed $2.8 billion and repaid $2.9 billion under our 2014 Revolver and 2018 Revolver to fund daily operations;

•
redeemed $2.2 billion of our existing senior notes, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023;

•	repaid the $1.2 billion Term Loan in full and terminated it;

•	redeemed the outstanding Series A Preferred Units held by ETE for $300 million and a call premium of $3 million;

•	repurchased 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million; and

•	paid $383 million in distributions to our unitholders, of which $192 million was paid to ETO and ET collectively.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On January 25, 2019, we declared a quarterly distribution totaling $68 million, or $0.8255 per common unit based on the results for the three months ended December 31, 2018, excluding distributions to Class C unitholders. The distribution was paid on February 14, 2019 to all unitholders of record on February 6, 2019.
Cash Flows Provided by (Used in) Discontinued Operations.
Cash provided by discontinued operations were $2.7 billion and $93 million for 2018 and 2017, respectively. Cash provided by (used in) discontinued operations for operating activities was $(484) million for 2018 and $136 million for 2017. Cash provided by (used in) discontinued operations for investing activities was $3.2 billion for 2018 and $(38) million for 2017, of which $3.2 billion in 2018 was proceeds from 7-Eleven Transaction. The change in cash included in current assets held for sale was $11 million for 2018 and $(5) million for 2017.
Capital Expenditures
Included in our capital expenditures for 2018 was $31 million in maintenance capital and $72 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.
We currently expect to spend approximately $90 million on growth capital and $45 million on maintenance capital for the full year 2019.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of December 31, 2018, we had $700 million borrowed on the 2018 Revolver and $2.2 billion outstanding under our Senior Notes. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions. Our contractual obligations as of December 31, 2018 were as follows:

	Payments Due by Years
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt obligations, including current portion (1)	$3,008	$5	$12	$1,712	$1,279
Interest payments (2)	927	156	311	248	212
Operating lease obligations (3)	412	64	103	69	176
Service concession arrangement (4)	394	15	30	31	318
Total	$4,741	$240	$456	$2,060	$1,985
_______________________________

(1)
Payments include required principal payments on our debt, capital lease obligations and sale leaseback obligations (see Note 10 to our Consolidated Financial Statements). Assumes the balance of the 2018 Revolver, of which the balance at December 31, 2018 was $700 million, remains outstanding until the 2018 Revolver matures in July 2023.

(2)
Includes interest on outstanding debt, capital lease obligations and sale leaseback financing obligations. Includes interest on the 2018 Revolver balance as of December 31, 2018 and commitment fees on the unused portion of the facility through July 2023 using rates in effect at December 31, 2018.

(3)	Includes minimum rental commitments under non-cancelable leases.

(4)	Includes minimum guaranteed payments under service concession arrangements with New Jersey Turnpike Authority and New York Thruway Authority.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 220 positions, representing 9 million gallons, outstanding at December 31, 2018 with an aggregated unrealized loss of $6 million.
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
At December 31, 2018, we had goodwill recorded in conjunction with past business acquisitions and “push down” accounting totaling $1.6 billion. Under GAAP, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have four reporting units that are appropriate for testing goodwill impairment.
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
During the fourth quarter of 2018, we performed the annual impairment tests on our indefinite-lived intangible assets and recognized $30 million of impairment charge on our contractual rights, primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.
During the fourth quarter of 2018, management performed goodwill impairment testing on its reporting units. No goodwill impairment was identified for the reporting units as a result of these tests. Management does not believe that any of the goodwill balances in its reporting units is currently at risk of impairment; however, of the $1.6 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2018, approximately $0.3 billion is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.
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
Income Taxes. As a limited partnership we are generally not subject to state and federal income tax and would therefore not recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We are, however, subject to a statutory requirement that our non-

qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through our wholly-owned taxable corporate subsidiary for which we have recognized deferred income tax liabilities and assets. These balances, as well as any income tax expense, are determined through management’s estimations, interpretation of tax laws of multiple jurisdictions and tax planning strategies. If our actual results differ from estimated results due to changes in tax laws, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustments in the future as additional facts become known or as circumstances change.
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
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2018 Revolver of $700 million as of December 31, 2018. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 31, 2018 would be to change interest expense by approximately $7 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the twelve months ended December 31, 2018 and 2017.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $21 million at December 31, 2018.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks and transmix in storage. As of December 31, 2018, Sunoco LLC held approximately $301 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME, and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2018 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 220 positions representing 9 million gallons with an aggregated unrealized loss of $6 million outstanding at December 31, 2018.

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
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2018, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2018, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the“Partnership”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2018, and our report dated February 22, 2019 expressed an unqualified opinion on those financial statements.
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
February 22, 2019

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interests in our General Partner are solely owned by Energy Transfer Operating, L.P. (“ETO”), a wholly owned subsidiary of Energy Transfer LP (“ET”). Prior to October 19, 2018, the membership interests in our General Partner were solely owned by Energy Transfer Partners, L.L.C., a wholly owned subsidiary of ET. As the sole member of our General Partner, ETO is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner’s limited liability company agreement provides that our General Partner’s Board of Directors (the “Board”) shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2018, the Board consisted of seven persons, three of whom qualify as “independent” under the listing standards of the New York Stock Exchange (“NYSE”) and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE’s listing standards, SEC rules and our governance guidelines are James W. Bryant, Oscar A. Alvarez and Imad K. Anbouba.
As a limited partnership, we are not required by the rules of the NYSE to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that the individuals appointed as directors have experience, skills and qualifications relevant to our business and have a history of service in senior leadership positions with the qualities and attributes required to provide effective oversight of the Partnership. Our Board met nine times during fiscal year 2018 and each of our current directors, following their appointment, other than Mr. Long, attended at least 75% of those meetings, and 75% of the meetings of any committees on which they served.
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
Committees of the Board of Directors
The Board has established standing committees to consider designated matters. The standing committees of the Board are: the audit committee and the compensation committee. The listing standards of the NYSE do not require boards of directors of publicly traded limited partnerships to be composed of a majority of independent directors, nor are they required to have a standing nominating or compensation committee. Notwithstanding, the Board has elected to have a standing compensation committee. We do not have a nominating committee in view of the fact that ETO, which owns our General Partner, appoints the directors to our Board. The Board has adopted governance guidelines for the Board and charters for each of the audit and compensation committees.
Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The current members of the audit committee are James W. Bryant, Oscar A. Alvarez and Imad K. Anbouba, each of whom are independent under the NYSE’s standards and SEC’s rules for audit committee members. In addition, the Board has determined that Mr. Anbouba, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations.
The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investor-relations. The audit committee held four meetings during 2018.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Bryant and includes Mr. Anbouba. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2018, neither Mr. Bryant nor Mr. Anbouba was an officer or employee of affiliates of ET, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Bryant nor Mr. Anbouba is a former employee of affiliates of ET. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investor-relations. The compensation committee held four meetings during 2018.
Code of Ethics
The Board has approved a Code of Business Conduct and Ethics which is applicable to all directors, officers and employees of our General Partner and its affiliates, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Business Conduct and Ethics is available on our website at http://www.sunocolp.com/investor-relations (under the ‘Investor Relations/Corporate Governance’ tab) and in print without charge to any unit holder who sends a written request to our secretary at our principal executive offices at 8111 Westchester Drive, Suite 400, Dallas, Texas 75225. We intend to post any amendments of this code, or waivers of its provisions applicable to directors or executive officers of our general partner, including its principal executive officer and principal financial officer, at this location on our website.
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

Name	Age	Position With Our General Partner
Matthew S. Ramsey	63	Chairman of the Board
Joseph Kim	47	President & Chief Executive Officer and Director
Arnold D. Dodderer	51	General Counsel & Assistant Secretary
Karl R. Fails	44	Senior Vice President, Chief Operations Officer
Brian A. Hand	51	Senior Vice President, Chief Development & Marketing Officer
S. Blake Heinemann	65	Senior Vice President, Chief Sales Officer
Thomas R. Miller	58	Chief Financial Officer
Oscar A. Alvarez	63	Director
Imad K. Anbouba	64	Director
James W. Bryant	85	Director
Christopher R. Curia	63	Director and Executive Vice President, Human Resources
Thomas E. Long	62	Director
Matthew S. Ramsey - Chairman of the Board. Mr. Ramsey was appointed as the Chairman of the Board in April 2015, having previously been appointed to the Board in August 2014. Mr. Ramsey is the President and Chief Operating Officer and director of ETO’s general partner and has served in that capacity since November 2015. Mr. Ramsey served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Ramsey has served on the Board of Directors of the general partner of ET since July 2012. Mr. Ramsey has served on the board of directors of the general partner of USA Compression Partners, LP since April 2018. Prior to joining ETO in November 2015, Mr. Ramsey served as president of Houston-based RPM Exploration Ltd., a private oil and gas exploration partnership generating and drilling 3-D seismic prospects on the Gulf Coast of Texas. Mr. Ramsey formerly served as a director of RSP Permian, Inc. from January 2014 to July 2018. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company (“Nuevo Energy”), an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc. (“Torch Energy”), a company providing management and operations services to energy companies, including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company. Mr. Ramsey was appointed to serve on our Board in recognition of his vast knowledge of the energy space and valuable industry, operational and management experience.
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
Arnold D. Dodderer - General Counsel & Assistant Secretary. Mr. Dodderer has served as General Counsel & Assistant Secretary of our General Partner since April 2017, as General Counsel since April 2016 and as General Counsel and Assistant Secretary of our affiliate, Sunoco, Inc. (now known as ETC Sunoco Holdings LLC), since April 2013. Between June 2007 and April 2013, Mr. Dodderer served in various capacities for Sunoco, Inc., including Assistant General Counsel and Chief Compliance Officer. Prior to joining Sunoco, Mr. Dodderer began his legal career in 2000 as an associate at the international law firm of K&L Gates. Mr. Dodderer earned a B.A. from the University of Arkansas and a J.D. from the University of Michigan.
Karl R. Fails - Senior Vice President, Chief Operations Officer. Mr. Fails has served as Senior Vice President, Chief Operations Officer of our General Partner since January 2019. He is responsible for all aspects of the petroleum and renewable fuel supply chain, including supply and trading activities, fuel pricing, product quality, trucking transportation and midstream operations, which includes product terminals and transmix processing facilities. Mr. Fails previously held the position of Senior Vice President, Chief Commercial Officer from February 2018 to January 2019, and Executive Vice President - Supply & Trading from January 2017 to January 2018 and held various other leadership positions during his tenure at the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Fails served in various operations and engineering roles in the refining business for both Valero

Energy and Exxon. He holds Bachelor’s degrees in Chemical Engineering and Math from Brigham Young University and a Master of Business Administration degree from the University of California, Berkeley.
Brian A. Hand - Senior Vice President, Chief Development & Marketing Officer. Mr. Hand has served as Senior Vice President, Chief Development & Marketing Officer of our General Partner since February 2018. He is responsible for mergers, acquisitions, strategic divestments, all aspects of marketing, integration, electronic payments, procurement and analytics. Mr. Hand previously held the position of Chief Procurement Officer at various Partnership subsidiaries and also held various other leadership positions during his tenure with the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Hand served in various leadership positions at Hewlett Packard, Blockbuster, Inc. and Cingular Wireless (now AT&T Mobility). He holds a Bachelor’s degree in Accounting and Business Management from Lebanon Valley College and a Master of Business Administration degree from Widener University.
S. Blake Heinemann - Senior Vice President, Chief Sales Officer. Mr. Heinemann has served as Senior Vice President, Chief Sales Officer of our General Partner since February 2018. He is responsible for all branded/unbranded wholesale distribution, dealers, performance products and sales. Mr. Heinemann previously served as Executive Vice President, Operations East from April 2016 to February 2018 and as Executive Vice President, Retail Operations, East from April 2015 to April 2016. He joined Sunoco, Inc. in March 1997 as company operations division manager and has extensive experience in the retail petroleum and convenience store industry. Prior to joining Sunoco, Inc. (now known as ETC Sunoco Holdings LLC), Mr. Heinemann had both line and staff experience at Ultramar Corporation, Amerada Hess Corporation and Mobil Oil Corporation. He holds a B.S. in Business Administration from California State University and an M.B.A. from Loyola Marymount University.
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
Oscar A. Alvarez - Director. Mr. Alvarez was appointed to the Board in March 2018. Mr. Alvarez serves on our audit committee. Mr. Alvarez served the Republic of Honduras for over 30 years, and was elected as a Representative in the National Congress of Honduras multiple times before retiring from politics in 2018. Over the course of his political career he was appointed to the cabinet position of Secretary of Security in both 2002 and 2010. Prior to this, he assisted with the diplomatic mission of the Honduran Embassy in Washington D.C. as Assistant Defense Attache. In 1994, Mr. Alvarez entered the private sector and founded Atessa Seguridad S.A., providing turnkey security services for many major banks in the country of Honduras. A veteran of the Honduran Armed Forces, he is a graduate of United States Army Ranger School in Fort Benning, GA and the Special Forces Qualification Course at Fort Bragg, NC. Mr. Alvarez has a bachelor's degree from Texas A&M University, where he was the first cadet to be commissioned into a foreign army. He has also taken graduate courses in International Relations at Johns Hopkins University. Mr. Alvarez was selected to serve on our Board due to his extensive international experience.
Imad K. Anbouba - Director. Mr. Anbouba was appointed to the Board in March 2018. Mr. Anbouba chairs our audit committee and serves on our compensation committee. Mr. Anbouba has been the President and Chief Executive Officer of MarJam Global Holdings, Inc. since 1999 and previously served Triton Energy Limited in senior managerial positions from June 1987 to July 1998. Mr. Anbouba is a petroleum engineer with more than 35 years of experience in the oil and gas midstream and petrochemical industries. Mr. Anbouba has previously served as a member of the board of directors and Chief Executive Officer of Central Energy GP LLC from May 2012 to November 2013. He has also previously served as a member of the board of the Dallas Wildcatters from August 2010 to May 2013 and member of the board and Vice President of the Dallas Petroleum Club from January 1997 to January 2000 and January 1998 to January 1999, respectively. Mr. Anbouba was selected to our Board based on his extensive experience in the energy industry, including his past experiences as an executive with various energy companies.
James W. Bryant - Director. Mr. Bryant was appointed to the Board in April 2015. Mr. Bryant chairs our compensation committee and serves on our audit committee. Mr. Bryant is a chemical engineer and has more than 40 years of experience in all phases of the natural gas business, specifically in the engineering and management of midstream facilities. Mr. Bryant was a founder of, and currently serves as Chief Executive Officer of Producers Midstream LP, a position he has held since October 2016. Mr. Bryant previously served as a director of Regency GP LLC, the general partner of Regency Energy Partners LP, from July 2010 to April 2015 and was Chairman of the Regency board from April 2014 to April 2015. He also served as a partner and member of the board of directors for Cardinal Midstream, LLC from September 2008 until April 2013, and since then formed JWB Cardinal Investments. Prior to that, he was a co-founder of Cardinal Gas Solutions LP and Regency Gas Services, LLC. Mr. Bryant received a bachelor’s degree in chemical engineering from Louisiana Tech University. Mr. Bryant was selected to serve as a member of the Board based on his more than 40 years of experience in the energy industry as well as his experience as a director on the boards of other public companies.

Christopher R. Curia - Director and Executive Vice President-Human Resources. Mr. Curia was appointed to the Board in August 2014. Mr. Curia has served as Executive Vice President-Human Resources of our General Partner since April 2015. Mr. Curia joined ETO in July 2008 and was appointed the Executive Vice President and Chief Human Resources Officer of ET in January 2015. Mr. Curia has served on the board of directors of the general partner of USA Compression Partners, LP since April 2018. Prior to joining ETO, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil and brings with him more than three decades of Human Resources experience in the oil and gas field. He also has several years’ experience in the retail sector of the energy industry. Mr. Curia earned a master’s degree in Industrial Relations from the University of West Virginia. Mr. Curia was selected to serve as a member of the Board due to the valuable perspective he brings from his extensive experience working as a human resources professional in the energy industry, and the insights he brings to the Board on matters such as succession planning, compensation, employee management and acquisition evaluation and integration.
Thomas E. Long - Director. Mr. Long was appointed to the Board in May 2016. Mr. Long has served as Group Chief Financial Officer of ET’s general partner since February 2016. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner, from November 2016 to July 2017. Mr. Long has served on the board of directors of the general partner of USA Compression Partners, LP since April 2018. Mr. Long previously served as Chief Financial Officer of ETO’s general partner since April 2015 and as Executive Vice President and Chief Financial Officer of Regency Energy Partners LP’s general partner from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, CO. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies. Mr. Long was selected to serve on our Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
Section 16(a) Beneficial Ownership Reporting Compliance
Each director and executive officer (and, for a specified period, certain former directors and executive officers) of our General Partner and each holder of more than 10 percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2018, with the exception of a late filing by each of Messrs. Dodderer and Ramsey.
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
As is commonly the case for many publicly traded limited partnerships, we do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers. ETO controls our General Partner and ETO owns a significant limited partner interest in us. ETO is controlled by ET. References to “our officers” and “our directors” refer to the officers and directors of our General Partner.
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2018 fiscal year are the following officers of our General Partner:

Name	Principal Position
Joseph Kim	President and Chief Executive Officer
Thomas R. Miller	Chief Financial Officer
S. Blake Heinemann	Senior Vice President, Chief Sales Officer (1)
Brian A. Hand	Senior Vice President, Chief Development & Marketing Officer
Karl R. Fails	Senior Vice President, Chief Commercial Officer (2)

(1)    Mr. Heinemann will be retiring from the Company effective April 1, 2019.
(2)    Effective January 1, 2019, Mr. Fails was appointed Senior Vice President, Chief Operations Officer of our General Partner.

Mr. Heinemann will be retiring from the General Partner on April 1, 2019. In connection with Mr. Heinemann’s retirement, Mr. Heinemann and the Partnership intend to enter into a Separation and Restrictive Covenant Agreement and Full Release of Claims (the “Separation Agreement”). The Separation Agreement will become effective after execution and the expiration of a seven (7) day revocation period. The Separation Agreement will provide for the following:

•
A severance payment to Mr. Heinemann of total gross amount of $294,201.58, less all required government payroll deductions and withholdings, which is an amount equal to forty-four (44) weeks of Mr. Heinemann’s base salary;

•	The acceleration and vesting of 38,276 restricted phantom units previously granted under the Sunoco LP 2012 Long-Term Incentive Plan; and

•	Payment by the Partnership of the full cost of Mr. Heinemann’s premium for continued health insurance coverage under the Company’s health insurance plan for a period of eight (8) months;
The accelerated vesting of the restricted phantom units require compliance with the 20 month non-compete and non-solicit restrictive covenants contained in the Separation Agreement. In addition, the Partnership retains the right in the event of breach of the restrictive covenants to seek repayment of the units accelerated upon effectiveness of the Separation Agreement.
In 2014, our board of directors established a compensation committee to review and make decisions with respect to the compensation determinations of our officers and directors. However, our compensation committee continues to consult with and receive guidance and input, as appropriate, from ET’s compensation committee, ET’s Chairman of the board of directors, and ET’s Executive Vice President and Chief Human Resources Officer to ensure compensation decisions are undertaken consistent with the compensation philosophy and objectives set by ET.
Compensation Philosophy and Objectives
Our compensation philosophy and objectives are consistent with those set by ET and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or “at-risk” compensation. We also share ET’s philosophy that executives’ total compensation levels should be competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for our NEOs that provides for an annual base compensation rate slightly below the median market (i.e., approximately the fortieth percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market for similarly situated retail businesses. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted unit and/or restricted phantom unit awards under the LTIP, which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders.
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

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based or “at-risk” compensation; and

•	reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2018, the compensation paid to our named executive officers consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted unit and/or restricted phantom unit awards under the equity incentive plan;

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit and/or restricted phantom unit awards under our equity incentive plan;

•	vesting of previously issued time-based restricted unit and/or restricted phantom unit awards issued pursuant to equity incentive plans of affiliates;

•	401(k) plan employer contributions; and

•	severance payments where applicable.
Methodology
Periodically, we engage a third-party consultant to provide the compensation committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. Most recently, Longnecker & Associates (“Longnecker”), the independent compensation advisor to ET and ETO was engaged to provide targeted market review and benchmarking for the identified members of the senior leadership team, including with respect to the named executive officers after the announcement of the Retail Divestiture, In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership was reviewed by Longnecker through various metrics in order to recognize the Partnership’s unique structure, including the facts that (i) the Partnership receives certain shared-service support from ET and ETO; and (ii) in other functions, the Partnership operates as an independent publicly-traded organization. As such, Longnecker reviewed certain of our executive officers, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Longnecker considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Longnecker covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate, officer, subsidiary officer or shared service function) given the unique characteristics of our structure.
The compensation committee utilized the information provided by Longnecker to compare the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards of our named executive officers with the benchmarking data provided to ensure that the compensation of our named executive officers is both consistent with our compensation philosophy and competitive with the market. The compensation committee considered and reviewed the results of the study performed by Longnecker to ensure the results indicated that our compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives. As part of its study, Longnecker found that the Partnership is achieving its stated objectives with respect to the “at-risk” approach.
For 2018, the compensation committee used the results of the Longnecker compensation analysis, adjusted to account for general inflation and information obtained from other sources, such as 2018 third party survey results, in its determination of compensation levels for our named executive officers although third party survey data is not used by the compensation committee to benchmark the amount of total compensation or any specific element of compensation for the named executive officers.
While, as noted, Longnecker did not provide a full study to the Partnership during 2018, Longnecker did provide (i) advice and feedback on the structure of the Sunoco GP LLC Annual Bonus Plan (the “Bonus Plan”). Additionally, Longnecker considered and provided feedback on the appropriateness, targets and composition of the 2018 equity award pool and the 2018 annual bonus awards under the Bonus Plan and benchmarking on certain non-named executive officers hires and promotions.
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
During the 2018 merit review process in July, the compensation committee approved base salary increases of 3% to each of the named executive officers. Mr. Kim's salary increased to $515,000 from his previous level of $500,000, Mr. Miller's salary increased to $337,840 from his previous level of $328,000, Mr. Heinemann's salary increased to $347,693 from his previous level of $337,566, Mr. Hand's salary increased to $309,000 from his previous level of $300,000, and Mr. Fails' salary increased to $316,725 from his previous level of $307,500.
The 3% increase for the named executive officers discussed above reflects base salary increases consistent with the 3% annual merit increase pool set for all employees of the ETP GP, ET and their affiliates for 2018 by the respective compensation committees.
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
These discretionary bonuses for our named executive officers were previously provided under the Energy Transfer Partners, L.L.C. Annual Bonus Plan. On July 10, 2018, the compensation committee approved and adopted the terms of the Bonus Plan. The Bonus Plan is a discretionary annual cash bonus plan available to all employees, including executive officers. The purpose of the Bonus Plan is to reward employees for contributions towards the Partnership’s business goals and to aid in motivating employees. The Bonus Plan is administered by the compensation committee and the compensation committee has the authority to establish and interpret the rules and regulations relating to the Bonus Plan, to select participants, to determine and approve the size of any actual award amount, to make all determinations, including factual determinations, under the Bonus Plan, and to take all other actions necessary or appropriate for the proper administration of the Bonus Plan.
For each calendar year, or any other period designated by the compensation committee (the “Performance Period”), the compensation committee will evaluate and determine an overall funded cash bonus pool based on achievement of (i) an internal Adjusted EBITDA target (“Adjusted EBITDA Target”), (ii) an internal distributable cash flow target (“DCF Target”) and (iii) performance of each department compared to the applicable departmental budget (“Departmental Budget Target”). The performance criteria are weighted 60% on the achievement of the Adjusted EBITDA Target, 20% on the achievement of the DCF Target and 20% on the achievement of the Departmental Budget Target (collectively “Budget Targets”). The total amount of cash to be allocated to the funded bonus pool will range from 0% to 120% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. The maximum funding of the bonus pool is 116% of the total pool target and to achieve such funding each of the Adjusted EBITDA and the DCF Target must achieve 120% funding and the Department Budget target must achieve its 100% target. While the funded bonus pool will reflect an aggregation of performance under each target, in the event performance under the Adjusted EBITDA Target is below 80% of its target, no bonus pool will be funded. If the bonus pool is funded, a participant may earn a cash award for the Performance Period based upon the level of attainment of the Budget Targets and his or her individual performance. Awards are paid in cash as soon as practicable after the end of the Performance Period but in no event later than two and one-half months after the end of the Performance Period.

For 2018, the short-term annual cash bonus pool targets for Messrs. Kim, Miller, Heinemann, Hand and Fails were as follows: for Mr. Kim, 130%; and 100% for Messrs. Miller, Heinemann, Hand and Fails.
While the achievement of the various budget targets sets a bonus pool under the Bonus Plan, actual bonus awards are discretionary. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of the budget targets during the performance period in light of the contribution of each individual to our profitability and success during such year. The compensation committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and it does not utilize any formulaic approach to determine annual bonuses.
In February 2019, the compensation committee certified Partnership results to achieve a bonus payout of 114% of the bonus pool, which reflected the achievement of approximately 111.2% of the Adjusted EBITDA Target; 109.7% of the DCF Target and 100% of the Departmental Budget Target in respect of 2018 performance under the Bonus Plan. The cash bonuses approved for Messrs. Kim, Miller, Heinemann, Hand and Fails were $719,000, $365,800, $376,500, $334,600 and $342,900, respectively.
In approving the 2018 bonuses of the named executive officers, the compensation committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2018 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2018 performance were materially consistent with their applicable bonus pool targets.
Long-Term Equity Awards. In 2018, the Board adopted the Sunoco LP 2018 Long-Term Incentive Plan (the “2018 LTIP”). [The 2018 LTIP has not been approved by a majority of SUN unitholders.] Each of the Sunoco LP 2012 Long-Term Incentive Plan (the “2012 LTIP”) and 2018 LTIP (collectively the “LTIPs”) is designed to provide long-term incentive awards in order to promote achievement of our long-term strategic business objectives. The LTIPs are designed to align the economic interests of the named executive officers, key employees and directors with those of our unitholders and to provide an incentive to management for continuous employment with the General Partner and its affiliates. Each of our named executive officers is eligible to participate in the LTIPs. The LTIPs provide us with the flexibility to grant unit options, restricted units, phantom units, unit appreciation rights, cash awards, distribution equivalent rights, substitute awards, and other unit-based awards, or any combination of the foregoing. These awards are intended to align the interests of plan participants (including our NEOs) with those of our unitholders and to give plan participants the opportunity to share in our long-term performance. Since 2014, all awards granted to our named executive officers under an LTIP have consisted of restricted unit and/or restricted phantom unit awards that are subject to vesting over a specified period of time.
From time to time, the compensation committee may make grants under the plan to employees and/or directors containing such terms as the compensation committee shall determine under the LTIPs. The compensation committee determines the conditions upon which the restricted units granted may become vested or forfeited, and whether or not any such restricted units will have distribution equivalent rights (“DERs”) entitling the grantee to distributions receive an amount in cash equal to cash distributions made by us with respect to a like number of our common units during the restricted period.
In December of 2018, consistent with the Partnership’s compensation methodology, the compensation committee in consultation determined to issue long-term incentive awards in the form of restricted units under the 2018 LTIP to the named executive officers. All of the restricted units granted, including to the named executive officers, provided for the vesting of 60 percent of the units at the end of the third year from the date of the grant and the vesting of the remaining 40 percent of the units at the end of the fifth year, subject to continued employment of the named executive officers through each specified vesting date. These restricted unit awards entitle the grantee of the unit awards to receive, with respect to each Partnership common unit subject to such restricted unit award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our unitholders. In approving the grant of such unit awards, the compensation committee took into account a number of performance factors as well as the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In December 2018, the compensation committee granted restricted units awards to Messrs. Kim, Miller, Heinemann, Hand and Fails of 73,000 units, 20,000 units, 22,000 units, 23,500 units and 26,000 units, respectively under the 2018 LTIP. In approving the grant of such restricted unit awards, the compensation committee considered several factors, including the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2018 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the partnership as that term is defined under the 2018 LTIP.
The issuance of common units pursuant to our equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the common units.

We believe that permitting the accelerated vesting of equity awards upon a change in control creates an important retention tool for us by enabling employees to realize value from these awards in the event that we undergo a change in control transaction. The actual value to be realized upon any acceleration are discussed below under “Potential Payments Upon a Termination or Change of Control.”
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
Sunoco GP LLC 401(k) Plan. Effective January 1, 2015, Sunoco GP LLC adopted a new 401(k) benefit plan (“Sunoco GP LLC 401(k)”) for the benefit of corporate services employees, including our NEOs, who provide services on our behalf. Under the terms of the 401(k) plan, employees can contribute up to 75% of their wages, subject to IRS limitations, which, for 2018 was $18,500 on maximum compensation of $275,000. Under the terms of the Sunoco GP LLC 401(k), the Partnership provides a matching contribution equal to 50% on the first 10% of each participant’s elective salary deferrals. Participants age 50 or over at any time in 2018 could elect to make a catch-up contribution of up to $6,000. Catch-up contributions are not eligible for a matching contribution from the Partnership. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement. Effective December 31, 2018, the Sunoco GP LLC 401(k) was merged into the Energy Transfer Partners GP, L.P. 401(k) Plan (the “ETP 401(k) Plan”).
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
Other ET Sponsored Benefit Plans. Our NEOs participate in certain retirement and deferred compensation plans sponsored by ET or its affiliates as described below. The Partnership is not allocated any compensation expense nor does it make any contributions to the plans sponsored by ET or its affiliates.
The Sunoco, Inc. Pension Restoration Plan. The Sunoco, Inc. Pension Restoration Plan is a non-qualified plan that provides for certain retirement benefits that otherwise would be provided under the SCIRP, except for the IRS limits. Effective June 30, 2010, Sunoco Inc. froze pension benefits (including accrued and vested benefits) payable under this plan for all salaried employees including our NEOs who participate in this plan (Mr. Heinemann).
ET Non-Qualified Deferred Compensation Plan (the “ET NQDC Plan”) is a deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus and/or quarterly non-vested restricted unit and/or restricted phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the ET NQDC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50 percent of their annual base salary, 50 percent of their quarterly non-vested restricted unit and/or restricted phantom unit distribution income, and/or 50 percent of their discretionary performance bonus compensation during the following year. Pursuant to the ET NQDC Plan, ET may make annual discretionary matching contributions to participants’ accounts; however, ET has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the ET NQDC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.
Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the ET NQDC Plan) of ET, all ET NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the ET NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement.
Risk Assessment Related to Our Compensation Structure
We believe our compensation plans and programs for our named executive officers, as well as the other employees who provide services to us, are appropriately structured and are not reasonably likely to result in material risk to us. We believe our compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated our compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. We use restricted units and/or restricted phantom units rather than unit options for equity awards because restricted units and/or restricted phantom units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that our employees’ interests align with those of our unitholders for our long-term performance.
Accounting and Tax Considerations
We account for the equity compensation expense for equity awards granted under our LTIP in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to estimate and record an expense for each equity award over the vesting period of the award. For performance-based restricted units and/or restricted phantom units that are paid out in the form of common units, the value of our common units on the date of grant is used for determining the expense, with an adjustment for the actual performance factors achieved. Thus, the expense for performance-based restricted units and/or restricted phantom units payable in units generally is not adjusted for changes in the trading price of our common units after the date of grant. For market-based awards, the value is determined using a Monte Carlo simulation. The expense for restricted units and/or restricted phantom units settled in common units is recognized ratably over the vesting period. For cash compensation, the accounting rules require us to record it as an expense at the time the obligation is accrued. Because we are a partnership, and our General Partner is a limited liability company, Internal Revenue Code (“Code”) Section 162(m) does not apply to the compensation paid to our NEOs and, accordingly, our compensation committee did not consider its impact in making the compensation recommendations discussed above.
Compensation Committee Interlocks and Insider Participation
Messrs. Anbouba and Bryant are the only members of the compensation committee. During 2018, neither Mr. Anbouba nor Mr. Bryant was an officer or employee of affiliates of ET or ETO, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Anbouba nor Bryant is a former employee of affiliates of ET or ETO.
Compensation Committee Report
The compensation committee of the board of directors of our General Partner has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with the management of the Partnership and approved its inclusion on this annual report on Form 10-K.
Compensation Committee
James W. Bryant (Chairman)
Imad K. Anbouba
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
Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph Kim	2018	$502,772	$—	$1,964,430	$719,000	$—	$15,541	$3,201,743
President and Chief Executive Officer	2017	386,913	—	897,278	406,259	—	9,884	1,700,334
	2016	378,462	—	607,425	272,492	—	3,797	1,262,176
Thomas R. Miller	2018	332,542	—	538,200	365,800	—	17,066	1,253,608
Chief Financial Officer and Treasurer	2017	323,692	—	524,475	323,692	—	9,430	1,181,289
	2016	196,923	—	1,021,650	230,400	—	22,208	1,471,181
S. Blake Heinemann	2018	342,240	—	592,020	376,500	—	15,989	1,326,749
Senior Vice President — Chief Sales Officer	2017	333,132	—	524,475	333,132	—	12,294	1,203,033
	2016	325,855	—	534,000	234,616	—	12,182	1,106,653
Karl R. Fails	2018	311,758	—	699,660	342,900	(28,110)	16,252	1,342,460
Senior Vice President — Chief Commercial Officer

Brian A. Hand	2018	304,154	—	632,385	334,600	(6,552)	14,764	1,279,351
Senior Vice President — Chief Development & Marketing Officer

_________________________________________________

(1)
For comparative purposes, the above table provides a summary of the total compensation for each NEO for each of 2016, 2017 and 2018. In accordance with the terms of our partnership agreement, we reimburse our General Partner and its affiliates for compensation related expenses attributable to the portion of the named executive officer’s time dedicated to providing services to us. For the periods presented, amounts reported herein reflect (i) 100% of the cash compensation expense associated with the NEO’s services and (iii) 100% grant date value of phantom unit awards associated with the services performed by each of the NEOs and directors. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period.

(2)
The amounts reported for unit awards represent the full grant date fair value of restricted units and/or restricted phantom units granted to each of our NEOs, calculated in accordance with the accounting guidance on share-based payments.

(3)
Sunoco LP maintains the Bonus Plan which provides for discretionary basis. Award of discretionary bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis.

(4)
The amounts reflected for 2018 in this column include (i) 401(k) Plan matching contributions made on behalf of the named executive officers of $12,292 for Mr. Kim, $9,412 for Mr. Heinemann, $11,642 for Mr. Hand and $13,750 each for Messrs. Miller and Fails, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Kim, Fails and Hand and $1,000 each for Messrs. Miller and Heinemann, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers of $1,249 for Mr. Kim, $2,316 for Mr. Miller, $5,577 for Mr. Heinemann, $502 for Mr. Fails and $1,122 for Mr. Hand. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2018, distribution payments in connection with distribution equivalent rights totaled $262,740 for Mr. Kim, $175,006 for Mr. Miller, $228,645 for Mr. Heinemann, $189,940 for Mr. Fails and $149,322 for Mr. Hand.

Grants of Plan-Based Awards
For Fiscal Year Ended December 31, 2018
The table below reflects awards granted to our NEOs under the LTIP during 2018.

Name	Grant Date	Type of Award (1)	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards ($) (1)

Joseph Kim	12/19/2018	Restricted units	73,000	$1,964,430
Thomas R. Miller	12/19/2018	Restricted units	20,000	538,200
S. Blake Heinemann	12/19/2018	Restricted units	22,000	592,020
Karl R. Fails	12/19/2018	Restricted units	26,000	699,660
Brian A. Hand	12/19/2018	Restricted units	23,500	632,385
_________________________________________________

(1)
The restricted units granted in December 2018 vest 60% in December 2021 and 40% in December 2023. The reported grant date fair value of stock awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18–Unit-Based Compensation in our Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Outstanding Equity Awards at December 31, 2018
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2018.

		Unit Awards (1)
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Kim	12/19/2018	73,000	$1,984,870	—	$—
	12/21/2017	31,650	860,564	—	—
	12/29/2016	22,750	618,573	—	—
	12/16/2015	6,868	186,741	—	—
	10/26/2015	8,000	217,520	—	—
Thomas R. Miller	12/19/2018	20,000	543,800	—	—
	12/21/2017	18,500	503,015	—	—
	12/29/2016	19,500	530,205	—	—
	5/26/2016	6,000	163,140	—	—
S. Blake Heinemann	12/19/2018	22,000	598,180	—	—
	12/21/2017	18,500	503,015	—	—
	12/29/2016	20,000	543,800	—	—
	12/16/2015	5,912	160,747	—	—
	1/26/2015	3,312	90,053	—	—
	11/10/2014	10,000	271,900	—	—
Karl R. Fails	12/19/2018	26,000	706,940	—	—
	12/21/2017	20,500	557,395	—	—
	12/29/2016	18,000	489,420	—	—
	12/16/2015	3,640	98,972	—	—
	1/26/2015	3,028	82,331	—	—
	11/10/2014	5,000	135,950	—	—
Brian A. Hand	12/19/2018	23,500	638,965	—	—
	12/21/2017	18,000	489,420	—	—
	12/29/2016	12,750	346,673	—	—
	12/16/2015	3,328	90,488	—	—
	1/26/2015	1,636	44,483	—	—
	11/10/2014	3,000	81,570	—	—
_________________________________________________

(1)	Common unit awards outstanding vest as follows:
•at a rate of 60% in December 2021 and 40% in December 2023 for awards granted in December 2018;
•at a rate of 60% in December 2020 and 40% in December 2022 for awards granted in December 2017;
•at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016;
•100% in December 2020 for awards granted in May 2016 and December 2015; and
•100% in December 2019 for all other awards.

(2)	Based on the closing market price of our common units of $27.19 on December 31, 2018.

Units Vested
The following table provides information regarding the vesting of SUN restricted units and/or restricted phantom units and ET restricted units held by certain of our NEOs during 2018. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Sunoco LP restricted unit and restricted phantom unit vestings:
Joseph Kim	10,302	$286,705
Thomas R. Miller	9,000	250,470
S. Blake Heinemann	8,868	246,796
Karl R. Fails	5,460	151,952
Brian A. Hand	4,992	138,927
ET restricted unit vestings:
S. Blake Heinemann	5,376	78,199
Karl R. Fails	3,840	55,857
Brian A. Hand	3,072	44,685
_________________________________________________

(1)
Amounts presented represent the number of unit awards vested during 2018 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of Sunoco LP or ET’s respective common units upon the vesting date.

Non-Qualified Deferred Compensation
Our NEOs are eligible to participate, and do participate, in a non-qualified deferred compensation plan administered by ET. The following table provides the voluntary salary deferrals made by the named executive officers in 2018 under the ET NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Joseph Kim	$—	$—	$—	$—	$—
Thomas R. Miller	—	—	—	—	—
S. Blake Heinemann	—	—	—	—	—
Karl R. Fails	120,720	—	(28,110)	—	407,654
Brian A. Hand	45,626	—	(6,552)	—	107,532
Potential Payments upon Termination or Change of Control
Pursuant to the terms of the award agreements issued under the LTIP, in the event of a (i) Change of Control (as defined in the LTIPs) or (ii) termination of employment due to death or disability, all restricted units and/or restricted phantom units shall vest. In the event of a termination of employment for any other reason, all restricted units and/or restricted phantom units that are still unvested shall be forfeited.
In addition, beginning in October 2014, all awards under both the 2012 LTIP and the 2018 LTIP contain a partial acceleration of vesting for qualified retirement, whereby a recipient who voluntarily retires after at least five years of service would be eligible for (i) vesting of 40% of the outstanding award, if the recipient retires at age 65 to 68, or (ii) vesting of 50% of the outstanding award, if the recipient is over the age of 68 upon retirement. Currently none of our NEOs are eligible for partial acceleration upon retirement. The acceleration of these awards at retirement is subject to the provisions of IRC Section 409(a) and such accelerated units shall not be delivered before the earlier of (i) the day that is six months plus one day after the date of separation from service or (ii) the tenth (10th) day after the date of the recipient’s death.
Under the LTIPs, a “Change of Control” means, and shall be deemed to have occurred upon one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the General Partner, the Partnership, or an affiliate of either the General Partner or the Partnership, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the General Partner or the Partnership; (ii) the limited partners of the General Partner or the Partnership approve, in one transaction or a series of transactions, a plan of complete liquidation of the General Partner or the Partnership; (iii) the sale or other disposition by either the General Partner or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than an affiliate; (iv) the General Partner or an affiliate of the General Partner or the Partnership ceases to be the General Partner of the Partnership; (v) any other event specified as a “Change of Control” in the equity incentive plan maintained by Susser at the time of such “Change of Control;” or (vi) any other event specified as a “Change of Control” in an applicable award agreement. Notwithstanding the above, with respect to a 409A award, a “Change of Control” shall not occur unless that Change of Control also constitutes a “change in the ownership of a corporation,” a “change in the effective control of a corporation,” or a “change in the ownership of a substantial portion of a corporation’s assets,” in each case, within the meaning of 1.409A-3(i)(5) of the 409A regulations, as applied to non-corporate entities.
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2018:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Joseph Kim	Unit Vesting	$3,868,267	$—	$3,868,267	$—
Thomas R. Miller	Unit Vesting	1,740,160	—	1,740,160	—
S. Blake Heinemann	Unit Vesting	2,167,696	—	2,167,696	—
Karl R. Fails	Unit Vesting	2,071,008	—	2,071,008	—
Brian A. Hand	Unit Vesting	1,691,599	—	1,691,599	—

_________________________________________________

(1)
The amounts reflected above represent the product of the number of restricted units and/or restricted phantom units that were subject to vesting/restrictions on December 31, 2018 multiplied by the closing price of our common units of $27.19 on that date.

CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Mr. Kim, our President and Chief Executive Officer and the annual total compensation of our employees.
For the 2018 calendar year:
The annual total compensation of Mr. Kim, as reported in the Summary Compensation Tables of this Item 11 was $3,201,743; and
The median total compensation of the employees supporting our Partnership (other than Mr. Kim) was $71,447.
Based on this information, for 2018 the ratio of the annual total compensation of Mr. Kim to the median of the annual total compensation of the 2,802 employees supporting us as of December 31, 2018 was approximately 45 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:

1.
It was determined that, as of December 31, 2018, the applicable employee populations consisted of 2,802 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2018 that are required to be included in our employee population for the CEO pay ratio evaluation.

2.	To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2018.

3.
We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee”.

4.
Once we identified our median employee, we combined all elements of the employee’s compensation for 2018 resulting in an annual compensation of $71,447. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $9,689 and the employee’s 401(k) matching contribution and profit sharing contribution, as applicable estimated at $5,518 per employee).

5.	With respect to Mr. Kim, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table under this Item 11.
Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. In January 2018, the Board approved modifications to the compensation of the non-employee directors on our Board. For 2018, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $100,000; an annual cash retainer of $15,000 ($25,000 for the chair) for serving on our audit committee; an annual cash retainer of $7,500 ($15,000 for the chair) for serving on our compensation committee; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of restricted units and/or restricted phantom units under the LTIP equal to an aggregate of $100,000 divided by the closing price of SUN units on the date of grant. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board for the first time is entitled to receive 2,500 unvested SUN common units. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
Under the LTIP, the director will forfeit all unvested restricted units and/or restricted phantom units upon a termination of his duties as a director for any reason. If the director ceases providing services due to death or disability (as defined by the LTIP) prior to the date all restricted units and/or restricted phantom units have vested, then all restrictions lapse and all restricted units and/or restricted phantom units become immediately vested. If a Change of Control (as defined under the LTIP) occurs, then all unvested restricted units and/or restricted phantom units become fully vested as of the date of the Change of Control. In addition, our directors will be reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board or its committees.
The following table provides a summary of compensation paid to each of our current and former non-employee directors (and Messrs. Ramsey, Long and Curia) for 2018 service:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Oscar A. Alvarez (3)	$65,806	$70,800	$—	$—	$136,606
Imad K. Anbouba (3)	75,819	70,800	—	—	146,619
James W. Bryant	113,533	100,006	—	—	213,539
W. Brett Smith (3)	44,128	100,006	—	—	144,134
K. Rick Turner (3)	46,614	100,006	—	—	146,620
Thomas E. Long (4)	—	520,036	—	—	520,036
Christopher R. Curia (4)	—	454,375	—	—	454,375
Matthew S. Ramsey (4)	—	641,131	—	—	641,131
____________________________________________

(1)	The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee.

(2)
The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2018, calculated in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 18–Unit-Based Compensation in our Notes to Consolidated Financial Statements. As of December 31, 2018, Mr. Alvarez had 2,500 outstanding restricted phantom units, Mr. Anbouba had 2,500 outstanding restricted phantom units, Mr. Bryant had 11,081 outstanding restricted phantom units, Mr. Long had 64,282 outstanding restricted phantom units, Mr. Curia had 50,322 outstanding restricted phantom units and Mr. Ramsey had 24,938 outstanding restricted phantom units.

(3)	Messrs. Alvarez and Anbouba were elected to the Board of our General Partner in March 2018, subsequent to the March 2018 resignations of Messrs. Smith and Turner.

(4)
Messrs. Long (ET's Chief Financial Officer), Curia (ET's EVP-Chief Human Resources Officer) and Ramsey (ET's Chief Operating Officer), are entitled to receive grants of restricted units and/or restricted phantom units pursuant to the LTIP in recognition of their commitment and contribution to us and our unitholders. The restricted units granted in December 2018 will vest 60% in December 2021 and 40% in December 2023, subject to the terms of the award agreement. The awards of restricted units to Messrs. Long, Curia and Ramsey in respect of their contribution to us represent a portion of their total awards as executive officers of ET and the allocation of such percentage to us is in recognition of the portion of their total time spent on our business.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of common units and Class C units of the Partnership that are issued and outstanding as of February 15, 2019 and held by:

•	each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C units;

•	each director, director nominee and named executive officer of our general partner; and

•	all of our directors and executive officers of our general partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (7)	Percentage of Commons Units Beneficially Owned	Class C Units Beneficially Owned	Percentage of Class C Units Beneficially Owned	Percentage of Common and Class C Units Beneficially Owned
ETO (2)	28,463,967	34.4%	—	—	28.7%
Oppenheimer Funds, Inc. (6)	15,163,482	18.3%	—	—	15.3%
Sunoco Retail LLC	—	—	11,168,667	68.1%	11.3%
Aloha Petroleum Ltd (4)	—	—	5,242,113	31.9%	5.3%
Citigroup Inc. (3)	3,633,415	4.4%	—	—	3.7%
Goldman Sachs Asset Management (5)	5,048,904	6.1%	—	—	5.1%
Karl R. Fails	11,826	*	—	—	*
Brian A. Hand	8,078	*	—	—	*
S. Blake Heinemann	20,082	*	—	—	*
Joseph Kim	15,378	*	—	—	*
Thomas R. Miller	5,458	*	—	—	*
Oscar A. Alvarez	—	—	—	—	—
Imad K. Anbouba	—	—	—	—	—
James W. Bryant	2,348	*	—	—	*
Christopher R. Curia	17,700	*	—	—	*
Thomas E. Long	8,475	*	—	—	*
Matthew S. Ramsey	1,118	*	—	—	*
All executive officers and directors as a group (twelve persons)	90,463	*	—	—	*
____________________________________________

*	Represents less than 1%.

(1)
As of the date set forth above, there are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations. Unless otherwise indicated, the address for all beneficial owners in this table is 8111 Westchester Drive, Suite 400, Dallas, Texas 75225.

(2)	The address for ETO and ETO’s subsidiaries is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.

(3)
The information contained in the table and this footnote with respect to Citigroup Inc. is based solely on a filing on Schedule 13G filed with the Securities and Exchange Commission on January 10, 2017. The business address of the reporting party is 388 Greenwich Street, New York, New York 10013.

(4)	The address for Aloha is 1132 Bishop St., Suite 1700, Honolulu, Hawaii 96813.

(5)
The information contained in the table and this footnote with respect to Goldman Sachs Asset Management LP is based solely on a filing on Schedule 13G filed with the Securities and Exchange Commission on February 5, 2019. The business address of the reporting party is 200 West Street, New York, New York 10282.

(6)
The information contained in the table and this footnote with respect to Oppenheimer Funds, Inc. is based solely on a filing on Schedule 13G filed with the Securities and Exchange Commission on January 18, 2019. The business address of the reporting party is Two World Financial center, 225 Liberty Street, New York, New York 10281.

(7)
Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 15, 2019, there were 82,725,202 common units and 16,410,780 Class C Units deemed to be beneficially owned for purposes of the above table.

The following table sets forth, as of February 15, 2019, the number of common units of ET owned by each of the directors and named executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	ET Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)
Karl R. Fails	13,161	*
Brian A. Hand	7,440	*
S. Blake Heinemann	13,407	*
Joseph Kim	6,500	*
Thomas R. Miller	—	—
Oscar A. Alvarez	—	—
Imad K. Anbouba	7,416	*
James W. Bryant	243,540	*
Christopher R. Curia	113,058	*
Thomas E. Long	141,984	*
Matthew S. Ramsey	148,051	*
All executive officers and directors as a group (twelve persons)	694,557	*
_________________________________________________

*	Represents less than 1%.

†
Officers and directors of our General Partner may be deemed to indirectly beneficially own certain limited partnership interests in us or ETO, by virtue of owning common units in ETO or ET, respectively, or based upon their simultaneous service as officers or directors of ETO or ET. Any such deemed ownership is not reflected in the table.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 8111 Westchester Drive, Suite 400, Dallas, Texas 75225.

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

(3)	As of February 15, 2019, there were 2,619,391,387 common units of ET deemed to be beneficially owned for purposes of the above table.
Equity Compensation Plan Information
As of December 31, 2018, a total of 2,879,530 phantom units had been issued under the LTIP. Total securities remaining available for issuance under the LTIP as of December 31, 2018 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	—	$—	212,970
Equity compensation plans not approved by security holders	—	—	9,317,350
Total	—	$—	9,530,320
 _________________________________________________

(1)	As of January 1, 2019, the number of units awarded for future issuances under the 2012 LTIP increased by 500,000 to 712,970 as the Partnership completed a qualifying equity issuance event during 2018.

Item 13.	Certain Relationships, Related Transactions and Director Independence
Transactions with ET and its Affiliates
The following table summarizes the distributions and payments made by us to ET or its affiliates during 2018.

Transaction	Explanation	Amount/Value

2018 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our general partner in respect of Series A preferred units, common units and IDRs during 2018.	$192 million

Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our general partner for 2018.	$33 million

Bulk purchases of motor fuel from ET and its affiliates.	Represents payments made to ET and its affiliates for bulk motor fuel purchases.	$1.9 billion

Reimbursement to our general partner for certain allocated overhead and other expenses.	Total payment to our general partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations for 2018.	$0.1 million

Other Transactions with Related Persons
Related Party Agreements
Sunoco, LLC (“Sunoco LLC”) and Sunoco Retail LLC (“Sunoco Retail”) have administrative and support services agreements in place pursuant to which a subsidiary of Sunoco Inc. provided certain general and administrative services to Sunoco LLC and Sunoco Retail during 2018. In addition, Sunoco LLC and Sunoco Retail have treasury services agreements for certain cash management activities with Sunoco (R&M), LLC.
We are party to fee-based commercial agreements with various subsidiaries or affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel. In addition, we are party to two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES’s product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail Holdings, LLC, a subsidiary of ETO, owns a noncontrolling interest in the parent of PES. Beginning in the third quarter of 2018, PES was no longer considered an affiliate of ETO as ETO was no longer considered to have any significant influence over PES’s management or operations.
Financing Transactions with Affiliates
ETO provides credit support to certain of our suppliers under certain of our supply contracts.
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
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP (“Grant Thornton”) for the audit of our annual consolidated financial statements for 2018 and 2017, and fees billed for services rendered by Grant Thornton during the corresponding periods (dollars in millions).

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$2.3	$3.1
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$2.3	$3.1
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

Part IV
Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Consolidated Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Exhibit Index set forth on page 72.

Item 16.	Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated as of April 6, 2017 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

2.2
Amended and Restated Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 24, 2018)

3.1
Certificate of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.2
Certificate of Amendment to the Certificate of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.3
Amended and Restated Certificate of Limited Partnership of Sunoco LP dated as of June 6, 2016 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.4
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.5
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.6
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.7
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.8
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.9
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.10
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.11
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.12
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.13
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.14
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.15
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.16
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.17
Second Amended and Restated Certificate of Limited Partnership Sunoco LP dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

4.1
Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 1, 2016)

4.2
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

4.3
Registration Rights Agreement, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, ETC M-A Acquisition LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets, LLC, as representatives of the Initial Purchasers named therein, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

4.4
First Supplemental Indenture, dated as of January 24, 2019 by and among Sunoco LP, Sunoco Finance Corp, the subsidiary guarantors party thereto and AMID Refined Products LLC, AMID Caddo LLC, AMID NLR LLC, as guarantors, and U.S, Bank, N.A., as trustee *

10.1
Credit Agreement among Susser Petroleum Partners LP, as the Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and an LC Issuer, dated September 25, 2014 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014)

10.2
First Amendment to Credit Agreement and Increase Agreement by and among Sunoco LP, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and an LC Issuer, and the financial institutions parties thereto, dated April 10, 2015 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 13, 2015)

10.3
Second Amendment to Credit Agreement, dated as of December 2, 2015, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 8, 2015)

10.4
Third Amendment to Credit Agreement, dated as of August 1, 2016, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 3, 2016)

10.5
Fourth Amendment to Credit Agreement, dated as of December 21, 2016, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 22, 2016)

10.6
Fifth Amendment to Credit Agreement, dated as of October 16, 2017, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 20, 2017)

10.7
Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.8
First Amendment to the Susser Petroleum Partners LP 2012 Long Term Incentive Plan, dated November 4 2014 (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 27, 2015)

10.9	Revised Form of Director Indemnification Agreement (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 14, 2014)

10.10	Form of Phantom Unit Award Agreement (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.11	Form of Restricted Phantom Unit Agreement (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 14, 2014)

10.12	Form of Time -Vested Restricted Phantom Unit Award Agreement (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653, filed by the registrant on February 24, 2017)

10.13
Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014)

10.14
Purchase and Sale Agreement, entered into as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014)

10.15
Amendment No.1, entered into as of December 16, 2014, to Purchase and Sale Agreement, dated as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 19, 2014)

10.16
Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 23, 2015)

10.17
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 15, 2015)

10.18
Contribution Agreement, dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to limited provisions therein, Energy Transfer Partners, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015)

10.19
Purchase Agreement, dated April 4, 2016, by and among Sunoco GP LLC, Sunoco LP, Sunoco Finance Corp., certain subsidiaries of Sunoco LP party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named on Schedule A thereto (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 8, 2016)

10.20
Equity Distribution Agreement, dated October 4, 2016, by and between Sunoco LP and RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 4, 2016)

10.21
Limited Waiver Limited Waiver to Credit Agreement, dated as of January 31, 2017, by and among Sunoco LP, Bank of America, N.A. and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on February 3, 2017)

10.22
Limited Waiver to Senior Secured Term Agreement, dated as of January 31, 2017, by and among Sunoco LP, Credit Suisse AG, Cayman Islands Branch, and the financial institutions parties thereto as Lenders (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on February 3, 2017)

10.23
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, dated as of April 6, 2017 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

10.24
Letter Agreement by and among by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., dated January 8, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on January 9, 2018)

10.25
Guarantee of Collection, by ETC M-A Acquisition LLC to Sunoco LP and Sunoco Finance Corp., dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.26
Support Agreement, by and among Sunoco, Inc., Sunoco LP, Sunoco Finance Corp. and ETC M-A Acquisition LLC, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.27
Common Unit Repurchase Agreement, by and among Sunoco LP, Heritage Holdings, Inc. and ETP Holdco Corporation, dated January 24, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.28
Distribution Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated January 23, 2018 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment request filed with the Securities and Exchange Commission)

10.29	Sunoco GP LLC Annual Bonus Plan (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on July 13, 2018)

10.30
Amended and Restated Credit Agreement, dated as of July 27, 2018, among Sunoco LP, as borrower, Bank of America N.A., as administrative agent, collateral agent, swingline lender and an LC issuer, and the lenders party thereto. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on July 31, 2018)

10.31	Sunoco LP 2018 Long-term Incentive Plan (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on November 20, 2018)

10.32	Form of Time Vested Restricted Unit/Phantom Unit Agreement *

10.33	Form of Heinemann Separation Agreement (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on November 27,2018)

10.34	Form of Heinemann Consulting Agreement (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on November 27,2018)

21.1	List of Subsidiaries of the Registrant *

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm *

23.2	Consent of Grant Thornton LLP, independent registered public accounting firm *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

99.1	Information Related to ETC M-A Acquisition LLC *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Joseph Kim
Joseph Kim
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kim	Director, President and Chief Executive Officer	February 22, 2019
Joseph Kim	(Principal Executive Officer)

/s/ Thomas R. Miller	Chief Financial Officer	February 22, 2019
Thomas R. Miller	(Principal Financial Officer)

/s/ Camilla A. Harris	Vice President, Controller and Principal Accounting Officer	February 22, 2019
Camilla A. Harris	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	Chairman of the Board	February 22, 2019
Matthew S. Ramsey

/s/ Thomas E. Long	Director	February 22, 2019
Thomas E. Long

/s/ James W. Bryant	Director	February 22, 2019
James W. Bryant

/s/ Christopher R. Curia	Director	February 22, 2019
Christopher R. Curia

/s/ Imad K. Anbouba	Director	February 22, 2019
Imad K. Anbouba

/s/ Oscar A. Alvarez	Director	February 22, 2019
Oscar A. Alvarez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2019 expressed an unqualified opinion thereon.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for revenue from contracts with customers due to the adoption of the new revenue standard. The Partnership adopted the new revenue standard using the modified retrospective method.
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
Dallas, Texas
February 22, 2019

SUNOCO LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$56	$28
Accounts receivable, net	374	541
Receivables from affiliates	37	155
Inventories, net	374	426
Other current assets	64	81
Assets held for sale	—	3,313
Total current assets	905	4,544
Property and equipment, net	1,546	1,557
Other assets:
Goodwill	1,559	1,430
Intangible assets, net	708	768
Other noncurrent assets	161	45
Total assets	$4,879	$8,344
Liabilities and equity
Current liabilities:
Accounts payable	$412	$559
Accounts payable to affiliates	149	206
Accrued expenses and other current liabilities	299	368
Current maturities of long-term debt	5	6
Liabilities associated with assets held for sale	—	75
Total current liabilities	865	1,214
Revolving line of credit	700	765
Long-term debt, net	2,280	3,519
Advances from affiliates	24	85
Deferred tax liability	103	389
Other noncurrent liabilities	123	125
Total liabilities	4,095	6,097
Commitments and contingencies (Note 14)
Equity:
Limited partners:
Series A Preferred unitholders - affiliated (no units issued and outstanding as of December 31, 2018 and 12,000,000 units issued and outstanding as of December 31, 2017)	—	300
Common unitholders (82,665,057 units issued and outstanding as of December 31, 2018 and 99,667,999 units issued and outstanding as of December 31, 2017)	784	1,947
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2018 and December 31, 2017)	—	—
Total equity	784	2,247
Total liabilities and equity	$4,879	$8,344

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(dollars in millions, except unit and per unit amounts)
Revenues:
Motor fuel sales	$16,504	$10,910	$9,212
Rental income	130	89	88
Other	360	724	686
Total revenues	16,994	11,723	9,986
Cost of sales and operating expenses:
Cost of sales	15,872	10,615	8,830
General and administrative	141	140	155
Other operating	363	375	374
Rent	72	81	81
Loss on disposal of assets and impairment charges	19	114	225
Depreciation, amortization and accretion	182	169	176
Total cost of sales and operating expenses	16,649	11,494	9,841
Operating income	345	229	145
Interest expense, net	144	209	161
Loss on extinguishment of debt and other	109	—	—
Income (loss) from continuing operations before income taxes	92	20	(16)
Income tax expense (benefit)	34	(306)	(72)
Income from continuing operations	58	326	56
Loss from discontinued operations, net of income taxes	(265)	(177)	(462)
Net income (loss) and comprehensive income (loss)	$(207)	$149	$(406)

Net income (loss) per common unit - basic:
Continuing operations	$(0.25)	$2.13	$(0.32)
Discontinued operations	(3.14)	(1.78)	(4.94)
Net income (loss)	$(3.39)	$0.35	$(5.26)

Net income (loss) per common unit - diluted:
Continuing operations	$(0.25)	$2.12	$(0.32)
Discontinued operations	(3.14)	(1.78)	(4.94)
Net income (loss)	$(3.39)	$0.34	$(5.26)

Weighted average limited partner units outstanding:
Common units - basic	84,299,893	99,270,120	93,575,530
Common units - diluted	84,820,570	99,728,354	93,603,835

Cash distribution per unit	$3.30	$3.30	$3.29

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Units - Affiliated	Common Units	Predecessor Equity	Total Equity
Balance at December 31, 2015	$—	$3,045	$2,218	$5,263
Contribution of Sunoco Retail & Sunoco LLC from ETP	—	—	(2,200)	(2,200)
Equity issued to ETP	—	194	—	194
Equity issued to ETE, net of issuance costs	—	61	—	61
Equity issued under ATM, net	—	71	—	71
Contribution of assets between entities under common control above historic cost	—	(374)	(18)	(392)
Cash distribution to unitholders	—	(386)	—	(386)
Cash distribution to ETP	—	(50)	—	(50)
Unit-based compensation	—	13	—	13
Other	—	28	—	28
Partnership net loss	—	(406)	—	(406)
Balance at December 31, 2016	—	2,196	—	2,196
Equity issued under ATM, net	—	33	—	33
Equity issued to ETE	300	—	—	300
Cash distribution to unitholders	—	(420)	—	(420)
Distribution to preferred units	(23)	—	—	(23)
Unit-based compensation	—	24	—	24
Other	—	(12)	—	(12)
Partnership net income	23	126	—	149
Balance at December 31, 2017	300	1,947	—	2,247
Common unit repurchase	—	(540)	—	(540)
Redemption of preferred units	(300)	—	—	(300)
Cash distribution to unitholders	—	(369)	—	(369)
Dividend to preferred units	(2)	—	—	(2)
Unit-based compensation	—	12	—	12
Cumulative effect of change in revenue recognition accounting principle	—	(54)	—	(54)
Other	—	(3)	—	(3)
Partnership net income (loss)	2	(209)	—	(207)
Balance at December 31, 2018	$—	$784	$—	$784

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(207)	$149	$(406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	265	177	462
Depreciation, amortization and accretion	182	169	176
Amortization of deferred financing fees	6	15	11
Loss on disposal of assets and impairment charges	19	114	225
Loss on extinguishment of debt and other	109	—	—
Non-cash unit based compensation expense	12	24	13
Deferred income tax	6	(308)	(8)
Inventory valuation adjustment	85	(24)	(97)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	201	(1)	(215)
Accounts receivable from affiliates	15	(131)	5
Inventories	(11)	21	18
Other assets	(45)	7	(62)
Accounts payable	(123)	(44)	221
Accounts payable to affiliates	(15)	97	94
Accrued expenses and other current liabilities	(55)	(16)	56
Other noncurrent liabilities	3	54	(27)
Net cash provided by continuing operating activities	447	303	466
Cash flows from investing activities:
Capital expenditures	(103)	(103)	(119)
Purchase of intangible assets	(2)	(39)	(50)
Acquisition from Superior	(58)	—	—
Purchase of sites from 7-Eleven	(54)	—	—
Acquisition from Sandford, net of cash acquired	(90)	—	—
Acquisition from BRENCO	(26)	—	—
Acquisition from AMID	(127)	—	—
Acquisition from Schmitt	(46)	—	—
Acquisition of Emerge fuels business, net of cash acquired	—	—	(171)
Proceeds from disposal of property and equipment	37	10	9
Net cash used in investing activities	(469)	(132)	(331)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,200	—	2,835
Payments on long-term debt	(3,450)	(5)	(808)
Payments on debt extinguishment costs	(93)	—	—
Revolver borrowings	2,790	2,653	2,811
Revolver repayments	(2,855)	(2,888)	(2,261)
Loan origination costs	(35)	—	(30)
Advances from affiliates	—	3	255
Equity issued to ETE, net of issuance costs	—	300	61
Proceeds from issuance of common units, net of offering costs	—	33	71
Common unit repurchase	(540)	—	—
Redemption of preferred units from ETE	(303)	—	—
Distributions to ETP	—	—	(50)
Other cash from financing activities, net	(15)	(4)	3
Distributions to unitholders	(383)	(431)	(386)
Net cash provided by (used in) financing activities	(2,684)	(339)	2,501
Cash flows from discontinued operations:
Operating activities	(484)	136	93
Investing activities	3,207	(38)	(2,683)
Changes in cash included in current assets held for sale	11	(5)	5
Net increase (decrease) in cash and cash equivalents of discontinued operations	2,734	93	(2,585)
Net increase (decrease) in cash and cash equivalents	28	(75)	51
Cash and cash equivalents at beginning of period	28	103	52
Cash and cash equivalents at end of period	$56	$28	$103

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Supplemental disclosure of non-cash financing activities:
Equity issued to ETP and ETE	$—	$—	$255

Supplemental disclosure of cash flow information:
Interest paid	$140	$209	$167
Income taxes paid (refunded), net	$501	$(1)	$(30)

 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principles of Consolidation
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP. In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed the previously announced merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” (“ET”) and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.”
In connection with the transaction, immediately prior to closing, ETE contributed 2,263,158 of our common units to ETP in exchange for 2,874,275 ETP common units, and contributed 100% of the limited liability company interests in our General Partner and all of our incentive distribution rights to ETP in exchange for 42,812,389 ETP common units. As a result, following the transaction, ETO directly owns our non-economic general partner interest, all of our incentive distribution rights (“IDRs”) and approximately 34.5% of our common units, which constitutes a 28.8% limited partner interest in us.
Effective October 27, 2014, the Partnership changed its name from Susser Petroleum Partners LP (NYSE: SUSP) to Sunoco LP (“SUN,” NYSE: SUN). As used in this document, the terms “Partnership,” “SUN,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and our wholly‑owned subsidiaries. We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We also operate retail stores in Hawaii and New Jersey.
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
Our primary operations are conducted by the following consolidated subsidiaries:

•
Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Texas, Arkansas and New York.

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
Fair Value Measurements
We use fair value measurements to measure, among other items, purchased assets, investments, leases and derivative contracts. We also use them to assess impairment of properties, equipment, intangible assets and goodwill. An asset’s fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.
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
Cash, accounts receivable, certain other current assets, marketable securities, accounts payable, accrued expenses, and certain other current liabilities are reflected in the Consolidated Balance Sheets at carrying amounts, which approximate the fair value due to their short term nature.
Segment Reporting
We operate our business in two primary operating segments, fuel distribution and marketing and all other, both of which are included as reportable segments. Our fuel distribution and marketing segment sells motor fuel to our all other segment and external customers. Our all other segment includes the Partnership’s ethanol plant, credit card services, franchise royalties, and its retail operations in Hawaii and New Jersey.
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

Sunoco LLC and Sunoco Retail have treasury services agreements with Sunoco (R&M), LLC, an indirect wholly-owned subsidiary of ETO for certain cash management activities. The net balance of Sunoco LLC and Sunoco Retail activity  is reflected in either “Advances to affiliates” or “Advances from affiliates” on the Consolidated Balance Sheets.
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
Receivables from affiliates arise from fuel sales and other miscellaneous transactions with non-consolidated affiliates. These receivables are recorded at face value, without interest or discount.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $24 million, $24 million and $22 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Long-Lived Assets and Assets Held for Sale
Long-lived assets are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If such indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss (gain) on disposal of assets and impairment charge in the Consolidated Statements of Operations and Comprehensive Income (Loss) for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows.
Properties that have been closed and other excess real property are recorded as assets held and used, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and included in other current assets. As of December 31, 2018 and 2017, we had $0.0 billion and $3.3 billion, respectively, classified as assets held for sale.

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
If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital, and growth rates. If the evaluation results in the fair value of the reporting unit being lower than the carrying value, an impairment charge is recorded.
Indefinite-lived intangible assets are composed of certain tradenames, contractual rights, and liquor licenses which are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each asset’s fair value to its book value. Management first determines qualitatively whether it is more likely than not that an indefinite‑lived asset is impaired. If management concludes that it is more likely than not that an indefinite-lived asset is impaired, then its fair value is determined by using the discounted cash flow model based on future revenues estimated to be derived in the use of the asset.
Other Intangible Assets
Other finite-lived intangible assets consist of supply agreements, customer relations, favorable lease arrangements, non-competes, and loan origination costs. Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment only if and when circumstances warrant. Determination of an intangible asset’s fair value and estimated useful life are based on an analysis of pertinent factors including (1) the use of widely-accepted valuation approaches, such as the income approach or the cost approach, (2) the expected use of the asset by the Partnership, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and remaining useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust its amortization period to reflect a new estimate of its useful life. Any write‑down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.
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
Long-lived assets related to Asset Retirement Obligations aggregated $11 million and $13 million, and were reflected as property and equipment, net on our Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

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
Revenue Recognition
Revenues from motor fuel is recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. The Partnership charges wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through PropCo, our wholly-owned corporate subsidiary, we may sell motor fuel to customers on a commission agent basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. In our fuel distribution and marketing segment, we derive other income from rental income, propane and lubricating oils, and other ancillary product and service offerings. In our all other segment, we derive other income from merchandise, lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, movie rentals, and other ancillary product and service offerings. We record revenue from other retail transactions on a net commission basis when a product is sold and/or services are rendered.
Rental Income
Rental income from operating leases is recognized on a straight-line basis over the term of the lease.
Cost of Sales
We include in cost of sales all costs incurred to acquire fuel and merchandise, including the costs of purchasing, storing, and transporting inventory prior to delivery to our customers. Items are removed from inventory and are included in cost of sales based on the retail inventory method for merchandise and the LIFO method for motor fuel. Cost of sales does not include depreciation of property and equipment as amounts attributed to cost of sales would not be significant. Depreciation is classified within operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $370 million, $234 million and $243 million, for the years ended December 31, 2018, 2017 and 2016, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Deferred Branding Incentives
We receive payments for branding incentives related to fuel supply contracts. Unearned branding incentives are deferred and amortized on a straight-line basis over the term of the agreement as a credit to cost of sales.
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

Earnings Per Unit
In addition to limited partner units, we have identified IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the First Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, distributions on Series A Preferred Units and nonvested phantom unit awards, by the weighted-average number of outstanding common units.
Unit-based Compensation
Under the LP 2012 Long-Term Incentive Plan (the “2012 LTIP” ) and the Sunoco LP 2018 Long-Term Incentive Plan (the “2018 LTIP”), various types of awards may be granted to employees, consultants, and directors of our General Partner who provide services for us. Compensation expense related to outstanding awards is recognized over the vesting period based on the grant-date fair value. The grant-date fair value is determined based on the market price of our common units on the grant date. We amortize the grant-date fair value of these awards over their vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2018, 2017, and 2016, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. These corporate subsidiaries include Sunoco Property Company LLC (“PropCo”), Susser Holdings Corporation (“Susser”), and Aloha. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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

Recently Issued Accounting Pronouncements
FASB ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report information about the amount, timing, and uncertainty of cash flows arising from a lease. On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) Topic 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018. This Topic requires Balance Sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP, excluding short-term leases of 12 months or less. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
To adopt Topic 842, the Partnership has elected the cumulative adjustment approach option to recognize an opening catch-up adjustment to the Consolidated Balance Sheet in the period of adoption, January 1, 2019. We have completed a detailed review of contracts representative of our business and assessed the terms under the new standard. Adoption of the standard had a material impact on our Consolidated Balance Sheet, but did not have an impact on our Consolidated Statement of Operations and Comprehensive Income (Loss) or Consolidated Statement of Cash Flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.
As a result of the evaluation performed, we currently estimate additional lease assets and lease liabilities of approximately $0.6 billion will be recognized as of January 1, 2019. In addition to the evaluation performed, we have made appropriate design and implementation updates to our business processes, systems, and internal controls to support the on-going reporting requirements under the new standard.
To adopt Topic 842, the Partnership elected the package of practical expedients permitted under the transition guidance within the standard. The expedient package allowed us not to reassess the following: whether existing contracts contained a lease, the lease classification of existing leases, and initial direct costs for existing leases. In addition to the package of practical expedients, the Partnership has elected the following adoption expedients, the exclusion of leases with terms less than 12 months, the portfolio approach to determine discount rates, the election not to separate non-lease components from lease components and the election not to apply the use of hindsight to the active lease population.
Recently Adopted Accounting Pronouncement
FASB ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. On January 1, 2018 we adopted ASC Topic 606, which is effective for interim and annual reporting periods beginning on or after December 15, 2017. The new standard requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. It also outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes ASC 605 - Revenue Recognition and industry-specific guidance.
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
The Partnership has elected to apply the modified retrospective method to adopt the new standard. The implementation of the new standard has an impact on the measurement of recognition of revenue. The cumulative and ongoing effects of the adoption impact the Consolidated Balance Sheet, the Consolidated Statement of Operations and Comprehensive Income (Loss), and the Consolidated Statement of Equity. Additionally, new disclosures have been added in accordance with ASC Topic 606.
Utilizing the practical expedients allowed under the modified retrospective adoption method, ASC Topic 606 was only applied to existing contracts for which the Partnership had remaining performance obligations as of January 1, 2018, and new contracts entered into after January 1, 2018. ASC Topic 606 was not applied to contracts that were completed prior to January 1, 2018.
For contracts in scope of the new revenue standard as of January 1, 2018, we recognized a cumulative effect adjustment to retained earnings to account for the differences in timing of revenue recognition. The comparative information has not been restated under the modified retrospective method and continues to be reported under the accounting standards in effect for those periods.
The material adjustments to the opening balance sheet primarily relate to a change in timing of revenue recognition for variable consideration, such as incentives paid to customers, as well as a change in timing of revenue recognition for franchise fee revenue. Historically, an asset was recognized related to the contract incentives which was amortized over the life of the agreement. Under the new standard, the timing of the recognition of incentives changed due to application of the expected value method to estimate variable consideration. Additionally, under the new standard, the change in timing of franchise fee revenue is due to the treatment of revenue recognition from the symbolic license over the term of the agreement.
The cumulative effect of the changes made to our consolidated January 1, 2018 Consolidated Balance Sheet for the adoption of ASU No. 2014-09 was as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
	(in millions)
Assets
Other current assets	$81	$8	$89
Property and equipment, net	1,557	—	1,557
Intangible assets, net	768	(100)	668
Other noncurrent assets	45	39	84
Liabilities and Equity
Other noncurrent liabilities	125	1	126
Common unitholders	1,947	(54)	1,893
The adoption of the new revenue standard resulted in reclassifications to/from revenue, cost of sales, and operating expenses. Additionally, changes in timing of revenue recognition have required the creation of contract asset or contract liability balances, as well as certain balance sheet reclassifications. In accordance with the requirements of Topic 606, the disclosure below shows the impact of adopting the new standard on the Consolidated Statement of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheet.

	For the Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Revenues
Motor fuel sales	$16,504	$16,555	$(51)
Rental income	130	130	—
Other	360	359	1
Cost of sales and operating expenses:
Cost of sales	15,872	15,875	(3)
Other operating	363	371	(8)
Depreciation, amortization and accretion	182	211	(29)

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Assets
Other current assets	$64	$52	$12
Property and equipment, net	1,546	1,546	—
Intangible assets, net	708	842	(134)
Other noncurrent assets	161	102	59
Liabilities and Equity
Other noncurrent liabilities	123	122	1
Common unitholders	784	848	(64)

3.	Acquisitions
Emerge Fuels Business Acquisition
On August 31, 2016, we acquired the fuels business (the “Fuels Business”) from Emerge Energy Services LP (NYSE: EMES) (“Emerge”) for $171 million, inclusive of working capital and other adjustments, which was funded using amounts available under our revolving credit facility. The Fuels Business includes two transmix processing plants with attached refined product terminals located in Birmingham, Alabama and the Greater Dallas, Texas metroplex and engages in the processing of transmix and the distribution of refined fuels. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.
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
Other Acquisitions
The following is a summary of the preliminary allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of our 2018 acquisitions (in millions):

	7-Eleven	Superior	Sandford	BRENCO	Schmitt	AMID
Current assets	$4	$18	$39	$2	$1	$3
Property and equipment	20	20	13	7	20	41
Intangible assets	—	12	34	12	16	40
Goodwill	30	10	31	5	9	44
Other noncurrent assets	—	—	—	—	—	1
Current liabilities	—	—	(13)	—	—	(2)
Deferred tax liabilities	—	—	(11)	—	—	—
Other noncurrent liabilities	—	(2)	—	—	—	—
Total	$54	$58	$93	$26	$46	$127
On December 20, 2018, we completed the acquisition of the refined products terminalling business from American Midstream Partners, LP (NYSE: AMID) for approximately $127 million inclusive of working capital adjustments. The refined products terminalling business consists of terminals located in Texas and Arkansas with a combined 21 tanks, approximately 1.3 million barrels of storage capacity and approximately 77,500 barrels per day of total throughput capacity. Management, with the assistance of a third party valuation firm, is in the process of evaluating the purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $44 million.

On December 18, 2018, we completed the acquisition of the wholesale fuel distribution business from Schmitt Sales, Inc. (“Schmitt”) for approximately $46 million inclusive of working capital adjustments. The acquired wholesale fuels business distributes approximately 180 million gallons of fuel annually across a network of dealer and commission agent-operated locations in the Upstate New York and Pennsylvania markets. Management, with the assistance of a third party valuation firm, is in the process of evaluating the purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisitions preliminarily increased goodwill by $9 million.
On October 16, 2018, we completed the acquisition of BRENCO Marketing Corporation’s fuel distribution business (“BRENCO”) for approximately $26 million inclusive of working capital adjustments. The acquired wholesale fuels business distributes approximately 95 million gallons of fuel annually across a network of approximately 160 dealer and commission agent-operated locations and 100 commercial accounts in Central and East Texas. Management, with the assistance of a third party valuation firm, is in the process of evaluating the purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $5 million.
On August 1, 2018, we completed the acquisition of the equity interests of Sandford Energy, LLC, Sandford Transportation, LLC and their respective subsidiaries (“Sandford”) for approximately $93 million inclusive of working capital and other adjustments. The acquired wholesale fuels business distributes approximately 115 million gallons of fuel annually to exploration, drilling and oil field services customers, primarily in basins in Central and West Texas and Oklahoma. Management, with the assistance of a third party valuation firm, is in the process of evaluating the purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $31 million.
On April 25, 2018, we completed the acquisition of wholesale fuel distribution assets and related terminal assets from Superior Plus Energy Services, Inc. (“Superior”) for approximately $58 million inclusive of working capital adjustments. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market. Management, with the assistance of a third party valuation firm, is in the process of evaluating the purchase price allocation. As a result, material adjustments to this preliminary allocation may occur in the future. The acquisition preliminarily increased goodwill by $10 million.
On April 2, 2018, we completed the acquisition of 26 retail fuel outlets from 7-Eleven and SEI Fuel (“7-Eleven Purchase”) for approximately $54 million. We subsequently converted the acquired stations from company-operated sites to commission agent locations. Management, with the assistance of a third party valuation firm evaluated the purchase price allocation. The acquisition increased goodwill by $30 million.
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
On June 22, 2016, we acquired 18 retail stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $78 million. This acquisition included 19 fee properties (of which 18 are company operated retail stores and one is a standalone Tim Hortons), one leased Tim Hortons property, and three raw tracts of land in fee for future store development. Management, with the assistance of a third party valuation firm, determined the fair value of the assets at the date of acquisition which has increased goodwill by $42 million.
The other acquisitions were all assets acquisitions except for Sandford and AMID, which were equity acquisitions, and any goodwill created from these acquisitions is deductible for tax purposes.

4.	Discontinued Operations
On January 23, 2018, we completed the disposition of assets pursuant to the Amended and Restated Asset Purchase Agreement entered by and among Sellers, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the 7-Eleven Purchase Agreement to reflect commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the 7-Eleven Purchase Agreement. Subsequent to the closing of the 7-Eleven Transaction, previously eliminated wholesale motor fuel sales to the Partnership’s retail locations are reported as wholesale motor fuel sales to third parties. Also, the related accounts receivable from such sales ceased to be eliminated from the Consolidated Balance Sheets and are reported as accounts receivable.
In connection with the closing of the transactions contemplated by the 7-Eleven Purchase Agreement, we entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018 (the “Supply Agreement”), with 7-Eleven and SEI Fuel. The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement under which we have agreed to supply approximately 2.0 billion gallons of fuel annually plus additional aggregate growth volumes of up to 500 million gallons to be added incrementally over the first four years. For the period from January 1, 2018 through January 22, 2018, and the years ended December 31, 2017 and 2016, we recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million, $3.2 billion and $2.6 billion, respectively, that were eliminated in consolidation. We received payments on trade receivables from 7-Eleven of $3.4 billion during the year ended December 31, 2018, subsequent to the closing of the sale.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 51 have been sold, one is under contract to be sold and four continue to be marketed by the third‑party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets which are operated by a commission agent.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations. See Note 1 for further information regarding the Retail Divestment.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the Consolidated Balance Sheets:

	December 31, 2018	December 31, 2017
	(in millions)
Carrying amount of assets held for sale:
Cash	$—	$21
Inventories	—	149
Other current assets	—	16
Property and equipment, net	—	1,851
Goodwill	—	796
Intangible assets, net	—	477
Other noncurrent assets	—	3
Total assets held for sale	$—	$3,313

Carrying amount of liabilities associated with assets held for sale:
Long term debt	$—	$21
Other current and noncurrent liabilities	—	54
Total liabilities associated with assets held for sale	$—	$75
The Partnership recorded transaction costs of $3 million during 2018, and recorded transaction costs of $37 million and unit-based compensation of $6 million during 2017, as a result of the 7-Eleven Transaction.
The Partnership recorded a $4 million impairment charge to property and equipment during 2017, as a result of the effects of Hurricane Harvey on the Partnership’s retail operations within discontinued operations.

The results of operations associated with discontinued operations are presented in the following table:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues:
Motor fuel sales	$256	$5,137	$3,923
Other (1)	93	1,827	1,789
Total revenues	349	6,964	5,712
Cost of sales and operating expenses:
Cost of sales	305	5,806	4,649
General and administrative	7	168	114
Other operating	57	707	685
Rent	4	56	59
Loss on disposal of assets and impairment charge	61	286	455
Depreciation, amortization and accretion expense	—	34	143
Total cost of sales and operating expenses	434	7,057	6,105
Operating loss	(85)	(93)	(393)
Interest expense, net	2	36	28
Loss on extinguishment of debt	20	—	—
Loss from discontinued operations before income taxes	(107)	(129)	(421)
Income tax expense	158	48	41
Loss from discontinued operations, net of income taxes	$(265)	$(177)	$(462)
_______________________________

(1)	Other revenue includes merchandise sales totaling $89 million, $1.8 billion and $1.7 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Accounts receivable, trade	$299	$285
Credit card receivables	49	160
Vendor receivables for rebates, branding, and other	1	29
Other receivables	27	69
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$374	$541

6.	Inventories, net
Due to changes in fuel prices, we recorded a write-down on the value of fuel inventory of $85 million at December 31, 2018.
Inventories consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Fuel	$363	$387
Other	11	39
Inventories, net	$374	$426

7.	Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Land	$518	$516
Buildings and leasehold improvements	727	714
Equipment	810	623
Construction in progress	78	159
Total property and equipment	2,133	2,012
Less: accumulated depreciation	587	455
Property and equipment, net	$1,546	$1,557
Depreciation expense on property and equipment was $129 million, $102 million and $111 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8.	Goodwill and Other Intangible Assets
Goodwill
Goodwill balances and activity for the years ended December 31, 2018 and 2017 consisted of the following:

	Segment
	Fuel Distribution and Marketing	All Other	Consolidated
	(in millions)
Balance at December 31, 2016	$770	$780	$1,550
Goodwill adjustment related to Emerge acquisition	(25)	—	(25)
Goodwill adjustment related to Denny acquisition	7	—	7
Goodwill impairment charge	—	(102)	(102)
Balance at December 31, 2017	752	678	1,430
Goodwill related to 7-Eleven Purchase	30	—	30
Goodwill related to Superior acquisition	10	—	10
Goodwill related to Sandford acquisition	31	—	31
Goodwill related to BRENCO Acquisition	5	—	5
Goodwill related to AMID acquisition	44	—	44
Goodwill related to Schmitt acquisition	9	—	9
Balance at December 31, 2018	$881	$678	$1,559
Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. During the year ended December 31, 2018, we performed our evaluation of the 7-Eleven

Purchase, AMID, Schmitt, BRENCO, Sandford and Superior acquisitions’ purchase accounting analyses with the assistance of a third party valuation firm. Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized in accordance with ASC 350-20-35 “Goodwill - Subsequent Measurements”.
During 2016, management performed goodwill impairment testing on its reporting units included in assets held for sale resulting in impairment charges of $642 million. Of this amount, $227 million was allocated to the sites reclassified to continuing operations in the fourth quarter within the retail and Stripes reporting units. During 2017, management performed goodwill impairment testing on its reporting units included in assets held for sale resulting in impairment charges of $387 million. Of this amount, $102 million was allocated to the sites reclassified to continuing operations in the fourth quarter within the retail and Stripes reporting units. Once allocated, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the retail or Stripes reporting units as a result of these tests. During 2018, management performed goodwill impairment testing on its reporting units. No goodwill impairment was identified for the reporting units as a result of these tests.
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
Other Intangibles
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$295	$—	$295
Contractual rights	—	—	—	30	—	30
Liquor licenses	12	—	12	12	—	12
Finite-lived
Customer relations including supply agreements (1)	579	198	381	674	256	418
Favorable leasehold arrangements, net	10	3	7	12	5	7
Loan origination costs (2)	9	1	8	10	6	4
Other intangibles	10	5	5	5	3	2
Intangible assets, net	$915	$207	$708	$1,038	$270	$768
_______________________________

(1)	Decrease in gross carrying amount is mainly due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, see Note 2.

(2)	Loan origination costs are associated with the the Revolving Credit Agreement, see Note 10 for further information.
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

During the fourth quarter of 2016 and 2017, we performed the annual impairment tests on our indefinite-lived intangible assets, including intangible assets in assets held for sale. We recognized $32 million of impairment charges on our Laredo Taco Company trade name in 2016, and recognized $13 million and $4 million of impairment charge on our contractual rights and liquor licenses, respectively, in 2017. During the fourth quarter of 2018, we performed the annual impairment tests on our indefinite-lived intangible assets and recognized $30 million of impairment charge on our contractual rights, primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.
Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $43 million, $61 million and $61 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Customer relations and supply agreements have a remaining weighted-average life of approximately 10 years. Favorable leasehold arrangements have a remaining weighted-average life of approximately 13 years. Other intangible assets have a remaining weighted-average life of approximately 5 years. Loan origination costs have a remaining weighted-average life of approximately 5 years.
As of December 31, 2018, the Partnership’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years and thereafter for finite-lived intangibles is as follows (in millions):

	Amortization	Interest
2019	$57	$2
2020	56	2
2021	53	2
2022	43	2
2023	38	—
Thereafter	146	—
Total	$393	$8

9.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Wage and other employee-related accrued expenses	$41	$72
Accrued tax expense	91	180
Accrued insurance	31	26
Accrued interest expense	47	43
Dealer deposits	18	16
Accrued environmental expense	6	—
Other	65	31
Total	$299	$368

10.	Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Term Loan (1)	$—	$1,243
Sale leaseback financing obligation	107	113
2018 Revolver	700	—
2014 Revolver (2)	—	765
4.875% Senior Notes Due 2023	1,000	—
5.500% Senior Notes Due 2026	800	—
5.875% Senior Notes Due 2028	400	—
6.375% Senior Notes Due 2023 (3)	—	800
5.500% Senior Notes Due 2020 (3)	—	600
6.250% Senior Notes Due 2021 (3)	—	800
Other	1	3
Total debt	3,008	4,324
Less: current maturities	5	6
Less: debt issuance costs	23	34
Long-term debt, net of current maturities	$2,980	$4,284

_______________________________

(1)	The Term Loan was repaid in full and terminated on January 23, 2018.

(2)	The 2014 Revolver was repaid in full on July 27, 2018.

(3)	Senior Notes were redeemed on January 23, 2018.
At December 31, 2018, scheduled future debt principal maturities are as follows (in millions):

2019	$5
2020	6
2021	6
2022	6
2023	1,706
Thereafter	1,279
Total	$3,008
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
The terms of the Notes are governed by an indenture dated January 23, 2018, among the Issuers, and certain other subsidiaries of the Partnership (the “Guarantors”) and U.S. Bank National Association, as trustee. The 2023 Notes will mature on January 15, 2023 and interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2018. The 2026 Notes will mature on February 15, 2026 and interest is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2018.  The 2028 Notes will mature on March 15, 2028 and interest is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2018. The Notes are senior obligations of the Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s 2018 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the Notes. ETC M-A Acquisition LLC (“ETC M-A”), a subsidiary of ET, guarantees collection to the Issuers with respect to the payment of the principal amount of the Notes. ETC M-A is not subject to any of the covenants under the Indenture.
In connection with our issuance of the Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the Notes for an issue of registered notes with terms substantively identical to each series of Notes and evidencing the same indebtedness as the Notes on or before January 23, 2019. The exchange offer was completed on December 3, 2018.
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

6.250% Senior Notes Due 2021
The $800 million 6.250% senior notes due 2021 (the “2021 Senior Notes”) were redeemed and the indenture governing the 2021 Senior Notes was discharged on January 23, 2018. The redemption amount includes the original consideration of $800 million and $32 million call premium plus accrued and unpaid interest. See 2018 Private Offerings of Senior Notes above.

5.500% Senior Notes Due 2020
The $600 million 5.500% senior notes due 2020 (the “2020 Senior Notes”) were redeemed and the indenture governing the 2020 Senior Notes was discharged on January 23, 2018. The redemption amount includes the original consideration of $600 million and $17 million call premium plus accrued and unpaid interest. See 2018 Private Offerings of Senior Notes above.
6.375% Senior Notes Due 2023
The $800 million 6.375% senior notes due 2023 (the “2023 Senior Notes”) were redeemed and the indenture governing the 2023 Senior Notes was discharged on January 23, 2018. The redemption amount includes the original consideration of $800 million and $44 million call premium plus accrued and unpaid interest. See 2018 Private Offerings of Senior Notes above.
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
As of December 31, 2018, the balance on the 2018 Revolver was $700 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at December 31, 2018 was $792 million. The Partnership was in compliance with all financial covenants at December 31, 2018.
Sale Leaseback Financing Obligation
On April 4, 2013, Southside Oil, LLC (“Southside”) completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As Southside did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in long-term debt and the balance outstanding as of December 31, 2018 was $107 million.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of December 31, 2018, is estimated to be approximately $2.9 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

11.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Accrued straight-line rent	$12	$13
Reserve for underground storage tank removal	54	41
Reserve for environmental remediation, long-term	29	23
Unfavorable lease liability	16	10
Aloha acquisition contingent consideration	—	15
Other	12	23
Total	$123	$125

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
	(in millions)
Balance at beginning of year	$41	$34
Liabilities incurred	4	3
Liabilities settled	(1)	(2)
Accretion expense	10	6
Balance at end of year	$54	$41

12.	Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel. In addition, we are party to two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES’s product financier Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail Holdings, LLC (“ETP Retail”), a subsidiary of ETO, owns a noncontrolling interest in the parent of PES. Beginning in the third quarter of 2018, PES was no longer considered an affiliate of ETO as ETO was no longer considered to have any significant influence over PES’s management or operations.
Summary of Transactions
Related party transactions with affiliates for the years ended December 31, 2018, 2017, and 2016 were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Motor fuel sales to affiliates	$33	$55	$62
Bulk fuel purchases from affiliates	$1,947	$2,416	$1,867
Included in the bulk fuel purchases above are purchases from PES, which constitutes 8.3%, 19.6% and 20.3% of our total cost of sales for the years ended December 31, 2018, 2017 and 2016, respectively.
Additional significant affiliate activity related to the Consolidated Balance Sheets are as follows:

•
Net advances from affiliates were $24 million and $85 million at December 31, 2018 and 2017, respectively. Advances to and from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management.

•	Net accounts receivable from affiliates were $37 million and $155 million at December 31, 2018 and 2017, respectively, which are primarily related to motor fuel sales to affiliates.

•	Net accounts payable to affiliates was $149 million and $206 million as of December 31, 2018 and 2017, respectively, attributable to operational expenses.

13.	Revenue
Disaggregation of Revenue
We operate our business in two primary segments, fuel distribution and marketing and all other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

Year Ended December 31, 2018
(in millions)
Fuel Distribution and Marketing Segment
Dealer	$3,639
Distributor	7,873
Unbranded Wholesale	2,577
Commission Agent	1,377
Rental income	118
Other	48
Total	15,632
All Other Segment
Motor Fuel	1,038
Rental income	12
Other	312
Total	1,362
Total Revenue	$16,994
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
The Partnership recognizes a contract liability if the customer’s payment of consideration precedes the Partnership’s fulfillment of the performance obligations. We maintain some franchise agreements requiring dealers to make one-time upfront payments for long term license agreements. The Partnership recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license.
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
The opening and closing balances of the Partnership’s contract assets and contract liabilities are as follows:

	Balance at January 1, 2018	Balance at December 31, 2018	Increase/ (Decrease)
	(in millions)
Contract Balances
Contract Asset	$51	$75	$24
Accounts receivable from contracts with customers	$445	$348	$(97)
Contract Liability	$1	$1	$—
The amount of revenue recognized in the year ended December 31, 2018 that was included in the opening contract liability balance was $0.6 million. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
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
As of December 31, 2018, the aggregate amount of revenue expected to be recognized related to unsatisfied or partially satisfied franchise fee performance obligations (contract liabilities) is approximately $0.4 million in 2019, $0.2 million in 2020, $0.1 million in 2021, and $0.1 million thereafter.
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized in the year ended December 31, 2018 was $14 million. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
Practical Expedients Selected by the Partnership
For the period ended December 31, 2018, the Partnership elected the following practical expedients in accordance with ASC 606:

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
Commitments
The Partnership leases certain retail stores and other properties under non-cancellable operating leases whose initial terms are typically 5 to 15 years, with some having a term of 40 years or more, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease. In addition, certain leases require additional contingent payments based on sales or motor fuel volumes. We typically are responsible for payment of real estate taxes, maintenance expenses and insurance. These properties are either sublet to third parties or used for our convenience store operations.

Net rent expense consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash rent:
Store base rent (1)(2)	$70	$66	$66
Equipment and other rent (3)	2	14	14
Total cash rent	72	80	80
Non-cash rent:
Straight-line rent	—	1	1
Net rent expense	$72	$81	$81
________________________________________________

(1)
Store base rent includes minimum guaranteed payments under service concession arrangements with New Jersey Turnpike Authority and New York Thruway Authority and the Partnership’s rent expense for leased convenience store properties which are subleased to third-party operators. The sublease income from these sites is recorded in rental income on the Consolidated Statement of Operations and Comprehensive Income (Loss) and totaled $40 million, $25 million and $25 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Store base rent includes contingent rent expense totaling $4 million, $16 million, and $18 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Equipment and other rent consists primarily of vehicles and store equipment.
Future minimum lease payments, excluding sale-leaseback financing obligations (see Note 10), for future fiscal years are as follows (in millions):

2019	$64
2020	58
2021	45
2022	37
2023	32
Thereafter	176
Total	$412
Litigation and Contingencies
We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. In the ordinary course of business, we are sometimes threatened with or named as a defendant in various lawsuits seeking actual and punitive damages for personal injury and property damage. We maintain liability insurance with insurers in amounts and with coverage and deductibles management believes are reasonable and prudent, and which are generally accepted in the industry. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect us from material expenses related to personal injury or property damage in the future. In addition, various regulatory agencies - such as tax authorities, environmental agencies, or other such agencies - may perform audits or reviews to ensure proper compliance with regulations. We are not fully-insured for any claims that may arise from these various agencies and there can be no assurance that any claims arising from these activities would not have an adverse, material effect on our financial statements.
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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2018, our coverage was $10 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $35 million and $22 million as of December 31, 2018 and 2017, respectively, which are classified as accrued expenses and other current liabilities and other noncurrent liabilities. As of December 31, 2018, we had $1 million in an escrow account to satisfy environmental claims related to the acquisition of Mid-Atlantic Convenience Stores, LLC (“MACS”), $8 million in two escrow accounts to satisfy environmental claims related to the Emerge acquisition, and $3 million in one escrow account to satisfy environmental claims related to the Sandford acquisition.
Deferred Branding Incentives
We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we or our branded dealers elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2018, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $1.6 million. Of this amount, approximately $0.4 million would be the responsibility of the Partnership’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, we would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding as no such dealer default is considered probable as of December 31, 2018. We have recorded $1.2 million and $1.1 million for deferred branding incentives, net of accumulated amortization, as of December 31, 2018 and 2017, respectively, under other non-current liabilities on our Consolidated Balance Sheets. The Partnership amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.
Contingent Consideration Related to Aloha Acquisition
Pursuant to an earn-out agreement associated with the Aloha Acquisition, we have recorded zero and $15 million, as of December 31, 2018 and 2017, respectively, under non-current liabilities on our Consolidated Balance Sheets. The obligations under the earn-out agreement were terminated via a settlement agreement in July 2018.

15.	Rental Income under Operating Leases
The balances of property and equipment that are being leased to third parties for rental income were as follows:

	December 31, 2018	December 31, 2017
	(in millions)
Land	$414	$354
Buildings and improvements	506	254
Equipment	306	53
Total property and equipment	1,226	661
Less: accumulated depreciation	(321)	(90)
Property and equipment, net	$905	$571

Rental income for the years ended December 31, 2018, 2017 and 2016 was $130 million, $89 million and $88 million, respectively.
Minimum future rental income under non-cancelable operating leases as of December 31, 2018 is as follows (in millions):

2019	$88
2020	71
2021	58
2022	52
2023	3
Thereafter	7
Total minimum future rentals	$279

16.	Interest Expense, net
Components of net interest expense were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Interest expense	$141	$195	$153
Amortization of deferred financing fees	6	15	11
Interest income	(3)	(1)	(3)
Interest expense, net	$144	$209	$161

17.	Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Federal	$24	$—	$(65)
State	4	2	1
Total current income tax expense	28	2	(64)
Deferred:
Federal	(14)	(302)	(12)
State	20	(6)	4
Total deferred tax expense (benefit)	6	(308)	(8)
Net income tax expense (benefit)	$34	$(306)	$(72)
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense (benefit) is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Tax at statutory federal rate	$19	$7	$(6)
Partnership earnings not subject to tax	(9)	(126)	(127)
Goodwill impairment	—	36	55
State and local tax, net of federal benefit	24	(6)	4
Statutory rate change	—	(225)	—
Other	—	8	2
Net income tax expense (benefit)	$34	$(306)	$(72)
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

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Principal components of deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
	(in millions)
Deferred tax assets:
Environmental, asset retirement obligations, and other reserves	$12	$20
Inventories	2	(1)
Net operating loss carry forwards	—	79
Other	49	78
Total deferred tax assets	63	176
Deferred tax liabilities:
Property and equipment	63	324
Trademarks and other intangibles	63	169
Investments in affiliates	15	72
Other	25	—
Total deferred tax liabilities	166	565
Net deferred income tax liabilities	$103	$389
As of December 31, 2017, our corporate subsidiaries had federal net operating loss carryforwards of $364 million. The entire net operating loss carryforward will be fully utilized to offset the taxable gain associated with the 7-Eleven transaction that occurred in 2018.
The Partnership and its subsidiaries do not have any unrecognized tax benefits for uncertain tax positions as of December 31, 2018 or 2017. The Partnership believes that all tax positions taken or to be taken will more likely than not be sustained under audit, and accordingly, we do not have any unrecognized tax benefits.
Our policy is to accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. We did not have any material interest and penalties in the periods presented.
The Partnership and its subsidiaries are no longer subject to examination by the Internal Revenue Service (“IRS”) for 2014 and prior years.

18.	Partners’ Capital
As of December 31, 2018, ETO and its subsidiaries owned 28,463,967 common units, which constitute 34.4% of our common units. As of December 31, 2018, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 54,201,090 common units.
Series A Preferred Units
On March 30, 2017, the Partnership entered into a Series A Preferred Unit Purchase Agreement with ET, relating to the issue and sale by the Partnership to ET of 12,000,000 Series A Preferred Units (the “Preferred Units”) representing limited partner interests in the Partnership at a price per Preferred Unit of $25.00 (the “Offering”). The distribution rate for the Preferred Units is 10.00%, per annum, of the $25.00 liquidation preference per unit (the “Liquidation Preference”) (equal to $2.50 per Preferred Unit per annum) until March 30, 2022, at which point the distribution rate will become a floating rate of 8.00% plus three-month LIBOR of the Liquidation Preference. The Preferred Units are redeemable at any time, and from time to time, in whole or in part, at the Partnership’s option at a price per Preferred Unit equal to the Liquidation Preference plus all accrued and unpaid distributions; provided that, if the Partnership redeems the Preferred Units prior to March 30, 2022, then the Partnership will redeem the Preferred Units at 101% of the Liquidation Preference, plus all accrued and unpaid distributions. The Preferred Units are not entitled to any redemption rights or conversion rights. Holders of Preferred Units will generally have no voting rights except in certain limited circumstances or as required by law. The Preferred Units were issued in a private transaction exempt from registration under section 4(a)(2) of the Securities Act.
Distributions on Preferred Units are cumulative beginning March 30, 2017, and payable quarterly in arrears, within 60 days, after the end of each quarter, commencing with the quarter ended June 30, 2017.
The Offering closed on March 30, 2017, and the Partnership received proceeds from the Offering of $300 million, which it used to repay indebtedness under its revolving credit facility.

On January 25, 2018, the Partnership redeemed all outstanding Series A Preferred Units held by ET for an aggregate redemption amount of approximately $313 million. The redemption amount includes the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
Common Units
On March 31, 2016, the Partnership completed a private placement of 2,263,158 common units to ET (the “PIPE Transaction”).
On October 4, 2016, the Partnership entered into an equity distribution agreement for an at-the-market (“ATM”) offering with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Managers”). Pursuant to the terms of the equity distribution agreement, the Partnership may sell from time to time through the Managers the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $400 million. The Partnership issued 1,268,750 common units from January 1, 2017 through December 31, 2017 in connection with the ATM for $33 million, net of commissions of $0.3 million. As of December 31, 2018, $295 million of our common units remained available to be issued under the equity distribution agreement.
On February 7, 2018, subsequent to the record date for SUN’s fourth quarter 2017 distribution, the Partnership repurchased 17,286,859 SUN common units owned by ETO for aggregate cash consideration of approximately $540 million. The repurchase price per common unit was $31.2376, which is equal to the volume weighted average trading price of SUN common units on the New York Stock Exchange for the ten trading days ending on January 23, 2018. The Partnership funded the repurchase with cash on hand.
Common unit activity for the years ended December 31, 2018 and 2017 was as follows:

Number of Units
Number of common units at December 31, 2016	98,181,046
Common units issued in connection with the ATM	1,268,750
Phantom unit vesting	195,813
Other	22,390
Number of common units at December 31, 2017	99,667,999
Common units repurchase	(17,286,859)
Phantom unit vesting	283,917
Number of common units at December 31, 2018	82,665,057
Allocation of Net Income
Our Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to ETO.
The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	Year Ended December 31,
	2018	2017	2016
Attributable to Common Units
Distributions (a)	$272	$328	$317
Distributions in excess of net income	(557)	(293)	(809)
Limited partners’ interest in net income (loss)	$(285)	$35	$(492)

(a) Distributions declared per unit to unitholders as of record date	$3.3020	$3.3020	$3.2938

Class C Units
Pursuant to the terms of a Contribution Agreement we entered with Susser, Heritage Holdings, Inc., ETP Holdco Corporation, our General Partner and ETP on July 31, 2015, (i) 79,308 common units held by a wholly owned subsidiary of Susser were exchanged for 79,308 Class A Units and (ii) 10,939,436 subordinated units held by wholly owned subsidiaries of Susser were converted into 10,939,436 Class A units.
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
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between our common unitholders and the holder of our IDRs based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for our common unitholders and our IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. ETO currently owns our IDRs.

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

Cash distributions paid were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
February 14, 2019	$0.8255	$68	$18
November 14, 2018	$0.8255	$68	$18
August 15, 2018	$0.8255	$68	$17
May 15, 2018	$0.8255	$68	$18
February 14, 2018	$0.8255	$82	$21
November 14, 2017	$0.8255	$82	$22
August 15, 2017	$0.8255	$82	$21
May 16, 2017	$0.8255	$82	$21
February 21, 2017	$0.8255	$81	$21
November 15, 2016	$0.8255	$79	$20
August 15, 2016	$0.8255	$79	$20
May 16, 2016	$0.8173	$78	$20
February 16, 2016	$0.8013	$70	$17

Series A Preferred Unit Holder
Payment Date	Total Cash Distribution
(in millions)
January 25, 2018 (1)	$10
November 14, 2017	$7
August 15, 2017	$8
________________________________

(1)
$10 million cash distribution paid on January 25, 2018 includes $8 million cash distribution for the three months ended December 31, 2017 and $2 million cash distribution for the period from January 1, 2018 through January 25, 2018.

19.	Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was $12 million, $24 million and $13 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of phantom units vested for the years ended December 31, 2018, 2017 and 2016, was $12 million, $9 million and less than $0.1 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation expenses related to our nonvested phantom units totaled $30 million as of December 31, 2018, which are expected to be recognized over a weighted average period of 3.9 years. The fair value of nonvested phantom units outstanding as of December 31, 2018 and December 31, 2017, totaled $62 million and $57 million, respectively.

Phantom unit award activity for the years ended December 31, 2018 and 2017 consisted of the following:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	2,013,634	$34.43
Granted	203,867	28.31
Vested	(289,377)	45.48
Forfeited	(150,823)	34.71
Outstanding at December 31, 2017	1,777,301	31.89
Granted	1,072,600	27.67
Vested	(414,472)	32.92
Forfeited	(311,417)	31.26
Outstanding at December 31, 2018	2,124,012	$29.15
 The Partnership previously granted cash restricted units, which vested in cash. As of December 31, 2018, no such awards remained outstanding.

20.	Segment Reporting
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
All Other Segment
Prior to the completion of the Retail Divestment, our All Other segment primarily operated branded retail stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, and Hawaii. These stores offered motor fuel, merchandise, foodservice, and a variety of other services including car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. The operations of the Retail Divestment are included in discontinued operations in the following segment information. Subsequent to the completion of the Retail Divestment, the remaining All Other segment includes the Partnership’s ethanol plant, credit card services, franchise royalties, and its retail operations in Hawaii and New Jersey.
The following tables present financial information by segment for the years ended December 31, 2018, 2017 and 2016.

Segment Financial Data for the Year Ended December 31, 2018

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$15,466	$1,038		$16,504
Rental income	118	12		130
Other	48	312		360
Intersegment sales	1,649	120	(1,769)	—
Total revenue	17,281	1,482	(1,769)	16,994
Gross profit (1)
Motor fuel	673	123		796
Rental	118	12		130
Other	40	156		196
Total gross profit	831	291		1,122
Total operating expenses	538	239		777
Operating income	293	52		345
Interest expense, net	103	41		144
Loss on extinguishment of debt and other	109	—		109
Income from continuing operations before income taxes	81	11		92
Income tax expense	1	33		34
Income (loss) from continuing operations	80	(22)		58
Loss from discontinued operations, net of income taxes	—	(265)		(265)
Net income (loss) and comprehensive income (loss)	$80	$(287)		$(207)
Depreciation, amortization and accretion (2)	128	54		182
Interest expense, net (2)	103	43		146
Income tax expense (2)	1	191		192
EBITDA	312	1		313
Non-cash compensation expense (2)	2	10		12
Loss on disposal of assets and impairment charges (2)	27	53		80
Loss on extinguishment of debt and other (2)	109	20		129
Unrealized loss on commodity derivatives (2)	6	—		6
Inventory adjustments (2)	84	—		84
Other non-cash adjustments	14	—		14
Adjusted EBITDA	$554	$84		$638
Capital expenditures (2)	$77	$26		$103
Total assets, end of period (2)	$3,878	$1,001		$4,879
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	Includes amounts from discontinued operations.

Segment Financial Data for the Year Ended December 31, 2017

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$9,333	$1,577		$10,910
Rental income	77	12		89
Other	50	674		724
Intersegment sales	1,472	125	(1,597)	—
Total revenue	10,932	2,388	(1,597)	11,723
Gross profit (1)
Motor fuel	535	157		692
Rental	77	12		89
Other	39	288		327
Total gross profit	651	457		1,108
Total operating expenses	406	473		879
Operating income (loss)	245	(16)		229
Interest expense, net	88	121		209
Income (loss) from continuing operations before income taxes	157	(137)		20
Income tax benefit	(10)	(296)		(306)
Income from continuing operations	167	159		326
Loss from discontinued operations, net of income taxes	—	(177)		(177)
Net income (loss) and comprehensive income (loss)	$167	$(18)		$149
Depreciation, amortization and accretion (2)	118	85		203
Interest expense, net (2)	88	157		245
Income tax benefit (2)	(10)	(248)		(258)
EBITDA	363	(24)		339
Non-cash compensation expense (2)	2	22		24
Loss on disposal of assets and impairment charges (2)	8	392		400
Unrealized gain on commodity derivatives (2)	(3)	—		(3)
Inventory adjustments (2)	(24)	(4)		(28)
Adjusted EBITDA	$346	$386		$732
Capital expenditures (2)	$71	$106		$177
Total assets, end of period (2)	$3,130	$5,214		$8,344
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	Includes amounts from discontinued operations.

Segment Financial Data for the Year Ended December 31, 2016

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$7,874	$1,338		$9,212
Rental income	76	12		88
Other	45	641		686
Intersegment sales	1,195	133	(1,328)	—
Total revenue	9,190	2,124	(1,328)	9,986
Gross profit (1)
Motor fuel	596	163		759
Rental	76	12		88
Other	34	275		309
Total gross profit	706	450		1,156
Total operating expenses	390	621		1,011
Operating income (loss)	316	(171)		145
Interest expense, net	59	102		161
Income (loss) from continuing operations before income taxes	257	(273)		(16)
Income tax expense (benefit)	5	(77)		(72)
Income (loss) from continuing operations	252	(196)		56
Loss from discontinued operations, net of income taxes	—	(462)		(462)
Net income (loss) and comprehensive income (loss)	$252	$(658)		$(406)
Depreciation, amortization and accretion (2)	94	225		319
Interest expense, net (2)	59	130		189
Income tax expense (benefit) (2)	5	(36)		(31)
EBITDA	410	(339)		71
Non-cash compensation expense (2)	6	7		13
Loss (gain) on disposal of assets and impairment charges (2)	(3)	683		680
Unrealized loss on commodity derivatives (2)	5	—		5
Inventory adjustments (2)	(98)	(6)		(104)
Adjusted EBITDA	$320	$345		$665
Capital expenditures (2)	$112	$327		$439
Total assets, end of period (2)	$3,201	$5,500		$8,701
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	Includes amounts from discontinued operations.

21.	Net Income per Unit
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

A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except units and per unit amounts)
Income from continuing operations	$58	$326	$56
Less:
Series A Preferred units	2	23	—
Incentive distribution rights	70	85	81
Distributions on nonvested phantom unit awards	6	6	5
Limited partners’ interest in net income (loss) from continuing operations	$(20)	$212	$(30)
Loss from discontinued operations	$(265)	$(177)	$(462)
Weighted average limited partner units outstanding:
Common - basic	84,299,893	99,270,120	93,575,530
Common - equivalents	520,677	458,234	28,305
Common - diluted	84,820,570	99,728,354	93,603,835
Income (loss) from continuing operations per limited partner unit:
Common - basic	$(0.25)	$2.13	$(0.32)
Common - diluted	$(0.25)	$2.12	$(0.32)
Loss from discontinued operations per limited partner unit:
Common - basic	$(3.14)	$(1.78)	$(4.94)
Common - diluted	$(3.14)	$(1.78)	$(4.94)

22.	Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited financial and operating data for each quarter during 2018 and 2017. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2018				2017
	4th QTR	3rd QTR	2nd QTR	1st QTR	4th QTR	3rd QTR	2nd QTR	1st QTR
	(in millions, except per unit amounts)
Total revenues	$3,877	$4,761	$4,607	$3,749	$2,959	$3,064	$2,892	$2,808
Operating income (loss)	$(38)	$159	$128	$96	$65	$128	$(20)	$56
Net Income (loss)	$(72)	$112	$68	$(315)	$232	$138	$(222)	$1

Income (loss) from continuing operations per limited partner unit:
Common (basic)	$(1.11)	$1.16	$0.91	$(1.11)	$1.91	$0.92	$(0.58)	$(0.11)
Common (diluted)	$(1.11)	$1.15	$0.90	$(1.11)	$1.90	$0.91	$(0.59)	$(0.11)
Income (loss) from discontinued operations per limited partner unit:
Common (basic)	$—	$(0.03)	$(0.32)	$(2.63)	$0.11	$0.17	$(1.94)	$(0.11)
Common (diluted)	$—	$(0.03)	$(0.32)	$(2.63)	$0.11	$0.17	$(1.94)	$(0.11)

23.	Subsequent Events
On January 18, 2019, we announced the execution of a definitive asset purchase agreement with Attis Industries Inc. (NASDAQ: ATIS) (“Attis”) for the sale of our ethanol plant, including the grain malting operation, in Fulton, New York. As part of the transaction, we will enter into a 10-year ethanol offtake agreement with Attis. Total consideration for the divestiture is $20 million in cash plus certain working capital adjustments. The transaction is subject to regulatory clearances and customary closing conditions and is expected to close in the first quarter of 2019.
On January 18, 2019, we acquired certain convenience store locations from Speedway LLC for approximately $5 million plus working capital adjustments. We subsequently converted the acquired convenience store locations to commission agent locations.