Form 10-Q
period 2019-03-31
Sunoco LP
filed 2019-05-09
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	SUN	New York Stock Exchange (NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had 82,748,987 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at May 3, 2019.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2019	December 31, 2018
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$23	$56
Accounts receivable, net	490	374
Receivables from affiliates	2	37
Inventories, net	392	374
Other current assets	75	64
Assets held for sale	28	—
Total current assets	1,010	905

Property and equipment	2,066	2,133
Accumulated depreciation	(604)	(587)
Property and equipment, net	1,462	1,546
Other assets:
Lease right-of-use assets, net	542	—
Goodwill	1,560	1,559

Intangible assets	915	915
Accumulated amortization	(221)	(207)
Intangible assets, net	694	708
Other non-current assets	155	161
Total assets	$5,423	$4,879
Liabilities and equity
Current liabilities:
Accounts payable	$482	$412
Accounts payable to affiliates	30	149
Accrued expenses and other current liabilities	225	299
Operating lease current liabilities	24	—
Current maturities of long-term debt	6	5
Total current liabilities	767	865
Operating lease non-current liabilities	527	—
Revolving line of credit	150	700
Long-term debt, net	2,879	2,280
Advances from affiliates	81	24
Deferred tax liability	90	103
Other non-current liabilities	120	123
Total liabilities	4,614	4,095
Commitments and contingencies (Note 12)
Equity:
Limited partners:
Common unitholders (82,725,202 units issued and outstanding as of March 31, 2019 and 82,665,057 units issued and outstanding as of December 31, 2018)	809	784
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of March 31, 2019 and December 31, 2018)	—	—
Total equity	809	784
Total liabilities and equity	$5,423	$4,879

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions, except unit and per unit amounts)
Revenues:
Motor fuel sales	$3,583	$3,551
Non motor fuel sales	74	176
Lease income	35	22
Total revenues	3,692	3,749
Cost of sales and operating expenses:
Cost of sales	3,322	3,453
General and administrative	27	35
Other operating	84	98
Lease expense	14	15
Loss on disposal of assets and impairment charges	48	3
Depreciation, amortization and accretion	45	49
Total cost of sales and operating expenses	3,540	3,653
Operating income	152	96
Other expenses:
Interest expense, net	42	34
Loss on extinguishment of debt and other	3	109
Income (loss) from continuing operations before income taxes	107	(47)
Income tax expense (benefit)	(2)	31
Income (loss) from continuing operations	109	(78)
Loss from discontinued operations, net of income taxes	—	(237)
Net income (loss) and comprehensive income (loss)	$109	$(315)

Net income (loss) per common unit - basic:
Continuing operations - common units	$1.08	$(1.11)
Discontinued operations - common units	0.00	(2.63)
Net income (loss) - common units	$1.08	$(3.74)
Net income (loss) per common unit - diluted:
Continuing operations - common units	$1.07	$(1.11)
Discontinued operations - common units	0.00	(2.63)
Net income (loss) - common units	$1.07	$(3.74)
Weighted average limited partner units outstanding:
Common units - basic	82,711,188	89,753,950
Common units - diluted	83,380,167	90,271,751

Cash distributions per unit	$0.8255	$0.8255

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred Units-Affiliated	Common Units	Total Equity
Balance at December 31, 2018	$—	$784	$784
Cash distribution to unitholders	—	(87)	(87)
Unit-based compensation	—	3	3
Partnership net income	—	109	109
Balance at March 31, 2019	$—	$809	$809

Balance at December 31, 2017	$300	$1,947	$2,247
Common unit repurchase	—	(540)	(540)
Redemption of preferred units	(300)	—	(300)
Cash distribution to unitholders	—	(107)	(107)
Dividend to preferred units	(2)	—	(2)
Unit-based compensation	—	3	3
Cumulative effect of change in revenue recognition accounting principle	—	(54)	(54)
Partnership net income (loss)	2	(317)	(315)
Balance at March 31, 2018	$—	$932	$932

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$109	$(315)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	—	237
Depreciation, amortization and accretion	45	49
Amortization of deferred financing fees	1	2
Loss on disposal of assets and impairment charges	48	3
Loss on extinguishment of debt and other	3	109
Non-cash unit based compensation expense	3	3
Deferred income tax	(13)	29
Inventory valuation adjustment	(93)	(25)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(116)	90
Receivable from affiliates	35	(5)
Inventories	67	17
Other assets	9	10
Accounts payable	74	(143)
Accounts payable to affiliates	(62)	(28)
Accrued expenses and other current liabilities	(73)	403
Other non-current liabilities	—	4
Net cash provided by continuing operating activities	37	440
Cash flows from investing activities:
Capital expenditures	(26)	(19)
Purchase of intangible assets	—	(1)
Other acquisition	(5)	—
Proceeds from disposal of property and equipment	6	3
Net cash used in investing activities	(25)	(17)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	600	2,200
Payments on long-term debt	(2)	(3,447)
Payments for debt extinguishment costs	—	(93)
Revolver borrowings	693	414
Revolver repayments	(1,243)	(1,179)
Loan origination costs	(6)	(24)
Common unit repurchase	—	(540)
Redemption of preferred units from ETE	—	(303)
Distributions to unitholders	(87)	(121)
Net cash used in financing activities	(45)	(3,093)
Cash flows from discontinued operations:
Operating activities	—	(485)
Investing activities	—	3,214
Changes in cash included in current assets held for sale	—	11
Net increase in cash and cash equivalents of discontinued operations	—	2,740
Net increase (decrease) in cash	(33)	70
Cash and cash equivalents at beginning of period	56	28
Cash and cash equivalents at end of period	$23	$98

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”). As of March 31, 2019, ETO and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.4% of our common units, which constitutes a 28.7% limited partner interest in us.
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

2.	Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
Significant Accounting Policies
As of March 31, 2019, the only material change in the Partnership’s significant accounting policies, as compared to those described in the Annual Report on Form 10-K for the year ended December 31, 2018, was the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), described under Change in Accounting Principle.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $94 million and $53 million for the three months ended March 31, 2019 and 2018, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Assets Held for Sale
Assets held for sale are written down to the lower of cost or estimated net realizable value at the time we offer them for sale. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and included in other current assets. As of March 31, 2019 the Partnership had $28 million classified as assets held for sale related to the pending sale of the Partnership's ethanol plant, including the grain malting operation, in Fulton, New York. Based on the sale price of the pending sale the Partnership wrote down the assets held for sale and recorded a $47 million charge during the three months ended March 31, 2019.
Change in Accounting Principle
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification (“ASC”) and creates Topic 842, Leases. On January 1, 2019, we adopted ASC Topic 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018. This Topic requires Balance Sheet recognition of lease assets and lease liabilities for leases classified as operating leases under previous GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Partnership elected the modified retrospective approach to adopt Topic 842. This approach involves recognition of an opening cumulative catch-up adjustment to the the balance sheet in the period of adoption, January 1, 2019. We have completed a detailed review of contracts representative of our business and assessed the terms under the new standard. Adoption of the standard had a material impact on our consolidated balance sheet, but did not have a material impact on our consolidated statement of operations and comprehensive income or consolidated cash flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.
As a result of the evaluation performed, we have recorded adjustments resulting in a net increase to assets and liabilities of approximately $547 million as of January 1, 2019. In addition to the evaluation performed, we have made appropriate design and implementation updates to our business processes, systems, and internal controls to support the on-going reporting requirements under the new standard.

Topic 842 provides for certain practical expedients that companies can elect to apply for purposes of adoption and implementation of the new standard. The practical expedients utilized by the Partnership are as follows: 1) no reassessment of whether existing contracts contain a lease, 2) no reassessment of the classification of existing leases, 3) no reassessment of initial direct costs for existing leases, 4) exclusion of leases with terms of 12 months or less from evaluation, 5) use of the portfolio approach to determine discount rates, 6) election to not separate non-lease components from lease components in existing lease agreements, and 7) election to not apply the use of hindsight to the active lease population.

The cumulative effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of ASU No. 2016-02 was as follows:

Classification	Balance at December 31, 2018	Adjustments Due to Topic 842	Balance at January 1, 2019
	(in millions)
Assets
Property and equipment, net	$1,546	$(1)	$1,545
Lease right-of-use assets	—	548	548
Liabilities
Accrued expenses and other current liabilities	299	(1)	298
Current maturities of long term debt	5	1	6
Operating lease current liabilities	—	25	25
Long term debt, net	2,280	6	2,286
Operating lease non-current liabilities	—	528	528
Other non-current liabilities	123	(12)	111

3.	Acquisitions
On January 18, 2019, we acquired certain convenience store locations from Speedway LLC for approximately $5 million plus working capital adjustments. We subsequently converted the acquired convenience store locations to commission agent locations.

4.	Discontinued Operations
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
In connection with the closing of the transactions contemplated by the 7-Eleven Purchase Agreement, we entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018, as amended (the “Supply Agreement”), with 7-Eleven and SEI Fuel. The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement. For the period from January 1, 2018 through January 22, 2018, we recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million that were eliminated in consolidation. We received payments on trade receivables from 7-Eleven of $782 million and $612 million during the three months ended March 31, 2019, and the first quarter of 2018 subsequent to the closing of the sale.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 51 have been sold, one is under contract to be sold and four continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets which are operated by a commission agent. The results of these operations (the real estate optimization assets, together with the 7-Eleven Transaction, the “Retail Divestment”) have been reported as discontinued operations for all periods presented in the consolidated financial statements. All other footnotes present results of the continuing operations.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations.
The Partnership had no assets or liabilities associated with discontinued operations as of March 31, 2019 or December 31, 2018.

The results of operations associated with discontinued operations are presented in the following table:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues:
Motor fuel sales	$—	$256
Non motor fuel sales (1)	—	93
Total revenues	—	349
Cost of sales and operating expenses:
Cost of sales	—	305
General and administrative	—	2
Other operating	—	57
Lease expense	—	4
Loss on disposal of assets	—	23
Total cost of sales and operating expenses	—	391
Operating loss	—	(42)
Interest expense, net	—	2
Loss on extinguishment of debt	—	20
Loss from discontinued operations before income taxes	—	(64)
Income tax expense	—	173
Loss from discontinued operations, net of income taxes	$—	$(237)
________________________________

(1)	Non motor fuel sales includes merchandise sales totaling $89 million for the three months ended March 31, 2018.

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Accounts receivable, trade	$350	$299
Credit card receivables	117	49
Vendor receivables for rebates, branding, and other	1	1
Other receivables	24	27
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$490	$374

6.	Inventories, net
Inventories, net, consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Fuel	$380	$363
Other	12	11
Inventories, net	$392	$374

7.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Wage and other employee-related accrued expenses	$20	$41
Accrued tax expense	67	91
Accrued insurance	35	31
Accrued interest expense	23	47
Dealer deposits	18	18
Accrued environmental expense	6	6
Other	56	65
Total	$225	$299

8.	Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Sale leaseback financing obligation	$106	$107
2018 Revolver	150	700
4.875% Senior Notes Due 2023	1,000	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	—
5.875% Senior Notes Due 2028	400	400
Other	7	1
Total debt	3,063	3,008
Less: current maturities	6	5
Less: debt issuance costs	28	23
Long-term debt, net of current maturities	$3,029	$2,980
2019 Private Offering of Senior Notes
On March 14, 2019, we, our General Partner and Sunoco Finance Corp. (together with the Partnership, the “2027 Notes Issuers”) completed a private offering of $600 million in aggregate principal amount of 6.000% senior notes due 2027 (the “2027 Notes”).
The terms of the 2027 Notes is governed by an indenture dated March 14, 2019, among the 2027 Notes Issuers, certain subsidiaries of the Partnership (the “2027 Notes Guarantors”) and U.S. Bank National Association, as trustee. The 2027 Notes will mature on April 15, 2027 and interest on the 2027 Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2019. The 2027 Notes are senior obligations of the 2027 Notes Issuers and are guaranteed on a senior basis by all of the Partnership’s current subsidiaries (other than Sunoco Finance Corp.) that guarantee its obligations under the 2018 Revolver (as defined below) and certain of its future subsidiaries. The 2027 Notes and guarantees are unsecured and rank equally with all of the 2027 Notes Issuers’ and each 2027 Notes Guarantor’s existing and future senior obligations. The 2027 Notes and guarantees are effectively subordinated to the 2027 Notes Issuers’ and each 2027 Notes Guarantor’s secured obligations, including obligations under the 2018 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2027 Notes.
The Partnership used the proceeds from the private offering to repay a portion of the outstanding borrowings under our 2018 Revolver (as defined below).
Revolving Credit Agreement
On July 27, 2018, we entered into a new Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). Borrowings under the 2018 Revolver were used to pay off the Partnership’s previous revolving credit facility.
As of March 31, 2019, the balance on the 2018 Revolver was $150 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at March 31, 2019 was $1.3 billion. The weighted average interest rate on the total amount outstanding at March 31, 2019 was 4.49%. The Partnership was in compliance with all financial covenants at March 31, 2019.
Fair Value of Debt
 The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of March 31, 2019, is estimated to be approximately $3.1 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

9.	Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Reserve for underground storage tank removal	$66	$54
Reserve for environmental remediation	28	29
Unfavorable lease liability	15	16
Accrued straight-line rent	—	12
Other	11	12
Total	$120	$123

10.	Related-Party Transactions
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
Summary of Transactions
Significant affiliate balances and activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss) are as follows:

•
Net advances from affiliates were $81 million and $24 million as of March 31, 2019 and December 31, 2018, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management.

•	Net accounts receivable from affiliates were $2 million and $37 million as of March 31, 2019 and December 31, 2018, respectively, which are primarily related to motor fuel sales to affiliates.

•	Net accounts payable to affiliates were $30 million and $149 million as of March 31, 2019 and December 31, 2018, respectively, which are related to operational expenses.

•	Motor fuel sales to affiliates were $1 million and $12 million for the three months ended March 31, 2019 and 2018, respectively.

•
Bulk fuel purchases from affiliates were $171 million and $777 million for the three months ended March 31, 2019 and 2018, respectively, which is included in motor fuel cost of sales in our Consolidated Statements of Operations and Comprehensive Income (Loss).

11.	Revenue
Disaggregation of Revenue
We operate our business in two primary segments, fuel distribution and marketing and all other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$778	$800
Distributor	1,639	1,623
Unbranded wholesale	650	562
Commission agent	375	121
Non motor fuel sales	19	14
Lease income	32	19
Total	3,493	3,139
All Other Segment
Motor fuel	141	445
Non motor fuel sales	55	162
Lease income	3	3
Total	199	610
Total revenue	$3,692	$3,749
Contract Balances with Customers
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
The balances of the Partnership’s contract assets and contract liabilities as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Contract balances
Contract asset	$84	$75
Accounts receivable from contracts with customers	$467	$348
Contract liability	$1	$1
The amount of revenue recognized in the three months ended March 31, 2019 and 2018 that was included in the contract liability balance at the beginning of the each period was $0.1 million and $0.1 million, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
Performance Obligations
As of March 31, 2019, the aggregate amount of revenue expected to be recognized related to unsatisfied or partially satisfied franchise fee performance obligations (contract liabilities) is approximately $0.3 million for the remainder of 2019, $0.2 million in 2020, $0.1 million in 2021, and $0.1 million thereafter.
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized for the three months ended March 31, 2019 and 2018 was $4 million and $3 million, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

12.	Commitments and Contingencies
Lessee Accounting
The Partnership leases retail stores, other property, and equipment under non-cancellable operating leases whose initial terms are typically 5 to 15 years, with some having a term of 40 years or more, along with options that permit renewals for additional periods. At the inception of each, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify leased assets as operating or finance under Topic 842. The Partnership has elected not to record any leases with terms of 12 months or less on the balance sheet.
At this time, the majority of active leases within our portfolio are classified as operating leases under the new standard. Operating leases are included in lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheet. Finance leases represent a small portion of the active lease agreements and are included in ROU assets, other current liabilities, and other long-term liabilities in our consolidated balance sheet. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payments arising from the lease for the duration of the lease term.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally many leases contain early termination clauses, however early termination typically requires the agreement of both parties to the lease. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. At this time the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term.
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable. At this time, many of our leases do not provide an implicit rate, therefore to determine the present value of minimum lease payments we use our incremental borrowing rate based on the information available at lease commencement date. The ROU assets also include any lease payments made and exclude lease incentives.
Minimum rent payments are expensed on a straight-line basis over the term of the lease. In addition, some leases may require additional contingent or variable lease payments based on factors specific to the individual agreement. Variable lease payments we are typically responsible for include payment of real estate taxes, maintenance expenses and insurance.
The Partnership maintains a small number of active related party leases.
The components of lease expense consisted of the following:

Lease cost	Classification	Three Months Ended March 31, 2019
		(in millions)
Operating lease cost	Lease expense	$12
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	—
Interest on lease liabilities	Interest expense	—
Short term lease cost	Lease expense	1
Variable lease cost	Lease expense	1
Sublease income	Lease income	(10)
Net lease cost		$4

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	25 years
Finance leases	10 years
Weighted-average discount rate (%)
Operating leases	6%
Finance leases	8%

Other information	Three Months Ended March 31, 2019
(in millions)
(Gain) Loss on sale and leaseback transactions, net	$—
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12)
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$—
Leased assets obtained in exchange for new finance lease liabilities	$—
Leased assets obtained in exchange for new operating lease liabilities	$8
Maturities of lease liabilities as of March 31, 2019 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(in millions)
2019 (remainder)	$41	$1	$42
2020	52	1	53
2021	46	1	47
2022	44	1	45
2023	43	1	44
Thereafter	834	6	840
Total lease payment	1,060	11	1,071
Less: interest	509	4	513
Present value of lease liabilities	$551	$7	$558
Lessor Accounting
The Partnership leases or subleases a portion of its real estate portfolio to third party companies as a stable source of long-term revenue. Our lessor and sublease portfolio consists mainly of operating leases with convenience store operators. At this time, most lessor agreements contain 5-year terms with renewal options to extend and early termination options based on established terms specific to the individual agreement.

Three Months Ended March 31, 2019
(in millions)
Fuel Distribution & Marketing lease income	$32
All Other lease income	3
Total lease income	$35
Minimum future lease payments receivable are as follows:

March 31, 2019
(in millions)
2019 (remainder)	$68
2020	72
2021	59
2022	53
2023	3
Thereafter	5
Total undiscounted cash flow	$260

13.	Interest Expense, net
Components of net interest expense were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Interest expense	$42	$34
Amortization of deferred financing fees	1	2
Interest income	(1)	(2)
Interest expense, net	$42	$34

14.	Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2019	2018
	(in million)
Income tax expense (benefit) at statutory federal rate	$22	$(10)
Partnership earnings not subject to tax	(26)	9
Statutory tax rate changes	—	29
Other	2	3
Net income tax expense (benefit)	$(2)	$31

15.	Partners' Capital
As of March 31, 2019, ETO and ET or their subsidiaries owned 28,463,967 common units, which constitutes 34.4% of our outstanding common units, and the public owned 54,261,235 common units. As of March 31, 2019, our consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).
Common Units
The change in our outstanding common units for the three months ended March 31, 2019 is as follows:

Number of Units
Number of common units at December 31, 2018	82,665,057
Phantom unit vesting	60,145
Number of common units at March 31, 2019	82,725,202
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

The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	Three Months Ended March 31,
	2019	2018
Attributable to Common Units
Distributions (a)	$68	$68
Distributions in excess of net income	21	(404)
Limited partners' interest in net income (loss)	$89	$(336)

(a) Distributions declared per unit to unitholders as of record date	$0.8255	$0.8255
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or payable during 2019 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
May 15, 2019	$0.8255	$68	$18
February 14, 2019	$0.8255	$68	$18

16.	Unit-Based Compensation
A summary of our phantom unit award activity is as follows:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	1,777,301	$31.89
Granted	1,072,600	27.67
Vested	(414,472)	32.92
Forfeited	(311,417)	31.26
Outstanding at December 31, 2018	2,124,012	29.15
Granted	35,061	28.79
Vested	(89,238)	26.14
Forfeited	(47,076)	29.54
Outstanding at March 31, 2019	2,022,759	$28.97

17.	Segment Reporting
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
The following tables present financial information by segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019				2018
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$3,442	$141		$3,583	$3,106	$445		$3,551
Non motor fuel sales	19	55		74	14	162		176
Lease income	32	3		35	19	3		22
Intersegment sales	364	32	(396)	—	404	34	(438)	—
Total revenue	3,857	231	(396)	3,692	3,543	644	(438)	3,749
Gross profit (1)
Motor fuel	258	27		285	161	44		205
Non motor fuel	17	33		50	10	59		69
Lease	32	3		35	19	3		22
Total gross profit	307	63		370	190	106		296
Total operating expenses	135	83		218	119	81		200
Operating income	172	(20)		152	71	25		96
Interest expense, net	36	6		42	19	15		34
Loss on extinguishment of debt and other	(3)	6		3	109	—		109
Income (loss) from continuing operations before income taxes	139	(32)		107	(57)	10		(47)
Income tax expense (benefit)	2	(4)		(2)	1	30		31
Income (loss) from continuing operations	137	(28)		109	(58)	(20)		(78)
Loss from discontinued operations, net of income taxes (See Note 4)	—	—		—	—	(237)		(237)
Net income (loss) and comprehensive income (loss)	$137	$(28)		$109	$(58)	$(257)		$(315)
Depreciation, amortization and accretion (2)	34	11		45	28	21		49
Interest expense, net (2)	36	6		42	19	17		36
Income tax expense (benefit) (2)	2	(4)		(2)	1	203		204
EBITDA	209	(15)		194	(10)	(16)		(26)
Non-cash compensation expense (2)	3	—		3	—	3		3
Loss on disposal of assets and impairment charges (2)	4	44		48	3	23		26
Loss on extinguishment of debt and other (2)	(3)	6		3	109	20		129
Unrealized gain on commodity derivatives (2)	(6)	—		(6)	—	—		—
Inventory adjustments (2)	(93)	—		(93)	(25)	(1)		(26)
Other non-cash adjustments	4	—		4	3	—		3
Adjusted EBITDA	$118	$35		$153	$80	$29		$109
Capital expenditures (2)	$20	$6		$26	$12	$7		$19
Total assets at period end	$4,101	$1,322		$5,423	$3,878	$1,001		$4,879
________________________________

(1)	Excludes deprecation, amortization and accretion.

(2)	Includes amounts from discontinued operations for the three months ended March 31, 2018.

18.	Net Income per Unit
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions, except units and per unit amounts)
Income (loss) from continuing operations	$109	$(78)
Less:
Distributions on Series A Preferred units	—	2
Incentive distribution rights	18	18
Distributions on nonvested phantom unit awards	2	1
Limited partners’ interest in net income (loss) from continuing operations	$89	$(99)
Loss from discontinued operations	$—	$(237)
Weighted average limited partner units outstanding:
Common - basic	82,711,188	89,753,950
Common - equivalents	668,979	517,801
Common - diluted	83,380,167	90,271,751
Income (loss) from continuing operations per limited partner unit:
Common - basic	$1.08	$(1.11)
Common - diluted	$1.07	$(1.11)
Loss from discontinued operations per limited partner unit:
Common - basic	$0.00	$(2.63)
Common - diluted	$0.00	$(2.63)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2018.
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
For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2018. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.
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
We are managed by Sunoco GP LLC, our General Partner. As of March 31, 2019, Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”), owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.4% of our common units, which constitutes a 28.7% limited partner interest in us.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	75 company owned and operated retail stores;

•	554 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;

•	6,776 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,450 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
As of March 31, 2019, we operated 75 retail stores. Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments
On March 11, 2019, we completed a private offering of $600 million in aggregate principal amount of 6.000% senior notes due 2027. We used the proceeds to repay a portion of the outstanding borrowings under our 2018 Revolver.
On January 18, 2019, we announced the execution of a definitive asset purchase agreement with Attis Industries Inc. (NASDAQ: ATIS) (“Attis”) for the sale of our ethanol plant, including the grain malting operation, in Fulton, New York. As part of the transaction, we will enter into a 10-year ethanol offtake agreement with Attis. Total consideration for the divestiture is $20 million in cash plus certain working capital adjustments. The transaction is subject to regulatory clearances and customary closing conditions and is expected to close in the second quarter of 2019.
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

•
Motor fuel gallons sold. One of the primary drivers of our business is the total volume of motor fuel sold through our channels. Fuel distribution contracts with our customers generally provide that we distribute motor fuel at a fixed, volume-based profit margin or at an agreed upon level of price support. As a result, gross profit is directly tied to the volume of motor fuel that we distribute. Total motor fuel gross profit dollars earned from the product of gross profit per gallon and motor fuel gallons sold are used by Management to evaluate business performance.

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
Adjusted EBITDA and Distributable Cash Flow, as adjusted are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and Distributable Cash Flow, as adjusted to their most directly comparable financial measure calculated and presented in accordance with GAAP, read “Key Operating Metrics” below.
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
Key operating metrics set forth below are presented as of and for the three months ended March 31, 2019 and 2018 and have been derived from our historical consolidated financial statements.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended March 31,
	2019				2018
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$3,442	$141	$3,583		$3,106	$445	$3,551
Non motor fuel sales	19	55	74		14	162	176
Lease income	32	3	35		19	3	22
Total revenues	$3,493	$199	$3,692		$3,139	$610	$3,749
Gross profit (1):
Motor fuel sales	$258	$27	$285		$161	$44	$205
Non motor fuel sales	17	33	50		10	59	69
Lease	32	3	35		19	3	22
Total gross profit	$307	$63	$370		$190	$106	$296
Income (loss) from continuing operations	137	(28)	109		(58)	(20)	(78)
Loss from discontinued operations, net of taxes	—	—	—		—	(237)	(237)
Net income (loss) and comprehensive income (loss)	$137	$(28)	$109		$(58)	$(257)	$(315)
Adjusted EBITDA (2)	$118	$35	$153		$80	$29	$109
Distributable Cash Flow, as adjusted (2)			$99				$85
Operating Data:
Total motor fuel gallons sold (3)			1,941				1,857
Motor fuel gross profit cents per gallon (3) (4)			9.9	¢			10.5 ¢
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA and Distributable Cash Flow, as adjusted as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations.

(4)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), and Adjusted EBITDA to Distributable Cash Flow, as adjusted for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$118	$80	$38
All other	35	29	6
Total	153	109	44
Depreciation, amortization and accretion (1)	(45)	(49)	4
Interest expense, net (1)	(42)	(36)	(6)
Non-cash compensation expense (1)	(3)	(3)	—
Loss on disposal of assets and impairment charges (1)	(48)	(26)	(22)
Loss on extinguishment of debt and other (1)	(3)	(129)	126
Unrealized gain on commodity derivatives (1)	6	—	6
Inventory adjustments (1)	93	26	67
Other non-cash adjustments	(4)	(3)	(1)
Income (loss) before income tax expense (1)	107	(111)	218
Income tax benefit (expense) (1)	2	(204)	206
Net income (loss) and comprehensive income (loss)	$109	$(315)	$424

Adjusted EBITDA	$153	$109	$44
Cash interest expense (1)	40	34	6
Current income tax expense (1)	12	468	(456)
Transaction-related income taxes (2)	—	(480)	480
Maintenance capital expenditures (1)	4	3	1
Distributable Cash Flow	97	84	13
Transaction-related expenses (1)	2	3	(1)
Series A Preferred distribution	—	(2)	2
Distributable Cash Flow, as adjusted	$99	$85	$14
________________________________

(1)	Includes amounts from discontinued operations for the three ended March 31, 2018.

(2)	Transaction-related income taxes primarily related to the 7-Eleven Transaction.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following discussion of results compares the operations for the three months ended March 31, 2019 and 2018.
Segment Adjusted EBITDA. Total segment adjusted EBITDA for the three months ended March 31, 2019 was $153 million, an increase of $44 million from the three months ended March 31, 2018. The increase is primarily attributable to the following changes:

•
a decrease in the gross profit on motor fuel sales of $8 million, primarily due to a 6.0%, or $0.006, decrease in cents per gallons sold as a result of the change in mix of gallons sold from higher gross profit company-operated fuel sites to supplying lower gross profit fuel distribution and marketing gallons as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018;

•
a decrease in non motor fuel sales gross profit of $34 million, primarily related to lower merchandise gross profit as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018 and the conversion of 207 retail sites to commission agent sites during April 2018; offset by

•
a decrease in operating costs of $86 million, as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018 and the conversion of 207 retail sites to commission agent sites during April 2018. These expenses include other operating expense, general and administrative expense and lease expense.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $45 million for the three months ended March 31, 2019, a decrease of $4 million from the three months ended March 31, 2018. The decrease is primarily due to a decrease in accretion expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease is primarily attributable to an one-time accretion expense adjustment during the three months ended March 31, 2018.
Interest Expense. Interest expense for the three months ended March 31, 2019 was $42 million, an increase of $6 million from the three months ended March 31, 2018. This increase is primarily attributable to an increase in total long-term debt.
Non-Cash Compensation Expense. Non-cash compensation expense was $3 million for the three months ended March 31, 2019 and the three months ended March 31, 2018.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges for the three months ended March 31, 2019 is primarily attributable to a $47 million write-down on assets held for sale related to our ethanol plant in Fulton, New York. Loss on disposal of assets and impairment charges for the three months ended March 31, 2018 was primarily attributable to the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018.
Loss on extinguishment of debt and other. Loss on extinguishment of debt and other for the three months ended March 31, 2019 was $3 million, a decrease of $126 million from the three months ended March 31, 2018 which was primarily attributable to a $126 million loss recognized from the redemption of our senior notes during the three months ended March 31, 2018.
Income Tax Expense. Income tax benefit for the three months ended March 31, 2019 was $2 million, a decrease of $206 million from income tax expense of $204 million for the three months ended March 31, 2018. This change is primarily attributable to the tax impact of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 may also significantly impact our liquidity.
As of March 31, 2019, we had $23 million of cash and cash equivalents on hand and borrowing capacity of $1.3 billion under the 2018 Revolver. The Partnership was in compliance with all financial covenants at March 31, 2019. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2019; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$37	$440
Investing activities - continuing operations	(25)	(17)
Financing activities - continuing operations	(45)	(3,093)
Discontinued operations	—	2,740
Net decrease in cash and cash equivalents	$(33)	$70
Cash Flows Provided by Operating Activities - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $37 million and $440 million for the three months of 2019 and 2018, respectively. The decrease in cash flows provided by operations was primarily due to changes in operating assets and liabilities of $414 million compared to the three months ended March 31, 2018; partially offset by a $11 million increase in cash basis net income compared to the three months ended March 31, 2018.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $25 million and $17 million for the first three months of 2019 and 2018, respectively. Capital expenditures were $26 million and $19 million for the first three months of 2019 and 2018, respectively.
Cash Flows Used in Financing Activities - Continuing Operations. Net cash used in financing activities was $45 million and $3.1 billion for the first three months of 2019 and 2018, respectively. During the three months ended March 31, 2019, we:

•	issued $600 million of 6.000% Senior Notes due 2027;

•	borrowed $693 million and repaid $1.2 billion under our 2018 Revolver to fund daily operations; and

•	paid $87 million in distributions to our unitholders, of which $41 million was paid to ETO.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On April 25, 2019, we declared a quarterly distribution totaling $68 million, or $0.8255 per common unit based on the results for the three months ended March 31, 2019, excluding distributions to Class C unitholders. The declared distribution will be paid on May 15, 2019 to unitholders of record on May 7, 2019.
Capital Expenditures
Included in our capital expenditures for the first three months of 2019 was $4 million in maintenance capital and $22 million in growth capital. Growth capital relates primarily to dealer supply contracts.
Excluding acquisitions, we currently expect to spend approximately $90 million on growth capital and approximately $45 million on maintenance capital for the full year 2019.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of March 31, 2019, we have $150 million borrowed on the 2018 Revolver compared to $700 million borrowed on the 2018 Revolver at December 31, 2018. Further, as of March 31, 2019, we had $2.8 billion outstanding under our Senior Notes. See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 390 positions, representing 16 million gallons, outstanding at March 31, 2019 with an aggregated unrealized gain of $0.04 million.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of March 31, 2019:

	Owned	Leased
Dealer and commission agent sites	630	321
Company-operated retail stores	6	69
Warehouses, offices and other	64	84
Total	700	474
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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the accompanying Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $150 million outstanding borrowings on the 2018 Revolver as of March 31, 2019. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2019 would be a $2 million change to interest expense. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2019 or 2018.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $23 million at March 31, 2019.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2019, Sunoco LLC held approximately $314 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2018 fiscal year, Sunoco LLC maintained an average eleven day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 390 positions, representing 16 million gallons with an aggregate unrealized gain of $0.04 million outstanding at March 31, 2019.

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
In connection with the Partnership’s adoption of ASC 842 effective January 1, 2019, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard. The Partnership’s adoption and implementation of ASC 842 is discussed in Note 2 and Note 12 to the consolidated financial statements included in “Item 1. Financial Statements.”
There have been no changes, other than those discussed above, in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in Part I - Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 22, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

4.1
Indenture, dated as of March 14, 2019, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the registrant on March 14, 2019)

4.2
Registration Rights Agreement, dated as of March 14, 2019, among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, Goldman Sachs & Co. LLC and Mizuho Securities USA LLC, as representative of the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by the registrant on March 14, 2019)

10.1 *
First Amendment, dated as of March 29, 2019, to Distributor Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated as of January 23, 2018 (asterisks located within the exhibit denote information which has been redacted)

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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 9, 2019	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Camilla A. Harris
Camilla A. Harris
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)