Form 10-Q
period 2019-06-30
Sunoco LP
filed 2019-08-08
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2019
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had 82,749,333 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at August 2, 2019.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2019	December 31, 2018
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$36	$56
Accounts receivable, net	573	374
Receivables from affiliates	2	37
Inventories, net	410	374
Other current assets	77	64
Total current assets	1,098	905

Property and equipment	2,074	2,133
Accumulated depreciation	(635)	(587)
Property and equipment, net	1,439	1,546
Other assets:
Lease right-of-use assets, net	536	—
Goodwill	1,558	1,559

Intangible assets	914	915
Accumulated amortization	(235)	(207)
Intangible assets, net	679	708
Other non-current assets	160	161
Total assets	$5,470	$4,879
Liabilities and equity
Current liabilities:
Accounts payable	$530	$412
Accounts payable to affiliates	24	149
Accrued expenses and other current liabilities	306	299
Operating lease current liabilities	21	—
Current maturities of long-term debt	6	5
Total current liabilities	887	865
Operating lease non-current liabilities	520	—
Revolving line of credit	117	700
Long-term debt, net	2,878	2,280
Advances from affiliates	80	24
Deferred tax liability	90	103
Other non-current liabilities	119	123
Total liabilities	4,691	4,095
Commitments and contingencies (Note 12)
Equity:
Limited partners:
Common unitholders (82,749,333 units issued and outstanding as of June 30, 2019 and 82,665,057 units issued and outstanding as of December 31, 2018)	779	784
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of June 30, 2019 and December 31, 2018)	—	—
Total equity	779	784
Total liabilities and equity	$5,470	$4,879

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except unit and per unit amounts)
Revenues:
Motor fuel sales	$4,366	$4,507	$7,949	$8,058
Non motor fuel sales	74	66	148	242
Lease income	35	34	70	56
Total revenues	4,475	4,607	8,167	8,356
Cost of sales and operating expenses:
Cost of sales	4,206	4,297	7,528	7,750
General and administrative	34	34	61	69
Other operating	73	86	157	184
Lease expense	16	19	30	34
Loss on disposal of assets and impairment charges	2	2	50	5
Depreciation, amortization and accretion	47	41	92	90
Total cost of sales and operating expenses	4,378	4,479	7,918	8,132
Operating income	97	128	249	224
Other expenses:
Interest expense, net	43	36	85	70
Loss on extinguishment of debt and other, net	(6)	—	(3)	109
Income from continuing operations before income taxes	60	92	167	45
Income tax expense (benefit)	5	(2)	3	29
Income from continuing operations	55	94	164	16
Loss from discontinued operations, net of income taxes	—	(26)	—	(263)
Net income (loss) and comprehensive income (loss)	$55	$68	$164	$(247)

Net income (loss) per common unit - basic:
Continuing operations - common units	$0.44	$0.91	$1.51	$(0.29)
Discontinued operations - common units	0.00	(0.32)	0.00	(3.05)
Net income (loss) - common units	$0.44	$0.59	$1.51	$(3.34)
Net income (loss) per common unit - diluted:
Continuing operations - common units	$0.43	$0.90	$1.50	$(0.29)
Discontinued operations - common units	0.00	(0.32)	0.00	(3.05)
Net income (loss) - common units	$0.43	$0.58	$1.50	$(3.34)
Weighted average limited partner units outstanding:
Common units - basic	82,742,323	82,494,976	82,726,842	86,104,411
Common units - diluted	83,509,987	82,947,669	83,455,021	86,569,372

Cash distributions per unit	$0.8255	$0.8255	$1.6510	$1.6510

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred Units-Affiliated	Common Units	Total Equity
Balance at December 31, 2018	$—	$784	$784
Cash distribution to unitholders	—	(87)	(87)
Unit-based compensation	—	3	3
Partnership net income	—	109	109
Balance at March 31, 2019	—	809	809
Cash distribution to unitholders	—	(88)	(88)
Unit-based compensation	—	3	3
Partnership net income	—	55	55
Balance at June 30, 2019	$—	$779	$779

Balance at December 31, 2017	$300	$1,947	$2,247
Common unit repurchase	—	(540)	(540)
Redemption of preferred units	(300)	—	(300)
Cash distribution to unitholders	—	(107)	(107)
Dividend to preferred units	(2)	—	(2)
Unit-based compensation	—	3	3
Cumulative effect of change in revenue recognition accounting principle	—	(54)	(54)
Partnership net income (loss)	2	(317)	(315)
Balance at March 31, 2018	—	932	932
Cash distribution to unitholders	—	(87)	(87)
Unit-based compensation	—	3	3
Partnership net income	—	68	68
Balance at June 30, 2018	$—	$916	$916

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$164	$(247)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	—	263
Depreciation, amortization and accretion	92	90
Amortization of deferred financing fees	3	3
Loss on disposal of assets and impairment charges	50	5
Loss on extinguishment of debt and other,net	(3)	109
Non-cash unit based compensation expense	6	6
Deferred income tax	(13)	21
Inventory valuation adjustment	(97)	(57)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(194)	12
Receivable from affiliates	35	(8)
Inventories	53	47
Other assets	31	(12)
Accounts payable	124	(130)
Accounts payable to affiliates	(68)	(39)
Accrued expenses and other current liabilities	8	189
Other non-current liabilities	(7)	3
Net cash provided by continuing operating activities	184	255
Cash flows from investing activities:
Capital expenditures	(57)	(32)
Purchase of intangible assets	—	(2)
Acquisition from Superior	—	(58)
Sites purchased from 7-Eleven	—	(54)
Proceeds from disposal of property and equipment	22	3
Net cash used in investing activities	(35)	(143)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	600	2,200
Payments on long-term debt	(4)	(3,448)
Payments for debt extinguishment costs	—	(93)
Revolver borrowings	1,064	1,410
Revolver repayments	(1,647)	(1,855)
Loan origination costs	(6)	(24)
Advances to/from affiliates	(1)	—
Common unit repurchase	—	(540)
Redemption of preferred units from ETE	—	(303)
Distributions to unitholders	(175)	(208)
Net cash used in financing activities	(169)	(2,861)
Cash flows from discontinued operations:
Operating activities	—	(478)
Investing activities	—	3,207
Changes in cash included in current assets held for sale	—	11
Net increase in cash and cash equivalents of discontinued operations	—	2,740
Net decrease in cash	(20)	(9)
Cash and cash equivalents at beginning of period	56	28
Cash and cash equivalents at end of period	$36	$19

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”). As of June 30, 2019, ETO and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.4% of our common units, which constitutes a 28.7% limited partner interest in us.
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
Significant Accounting Policies
As of June 30, 2019, the only material change in the Partnership’s significant accounting policies, as compared to those described in the Annual Report on Form 10-K for the year ended December 31, 2018, was the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), described under Change in Accounting Principle.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $100 million and $122 million for the three months ended June 30, 2019 and 2018, respectively, and $194 million and $181 million for the six months ended June 30, 2019 and 2018, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

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
On April 6, 2017, certain subsidiaries of the Partnership (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “7-Eleven Purchase Agreement”) with 7-Eleven, Inc. (“7-Eleven”) and SEI Fuel Services, Inc., a wholly-owned subsidiary of 7-Eleven (“SEI Fuel,” and, together with 7-Eleven, referred to herein collectively as “Buyers”). On January 23, 2018, we completed the disposition of assets pursuant to the Amended and Restated Asset Purchase Agreement entered by and among Sellers, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the 7-Eleven Purchase Agreement to reflect commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the 7-Eleven Purchase Agreement. Under the 7-Eleven Purchase Agreement, as amended and restated, we sold a portfolio of 1,030 company-operated retail fuel outlets, together with ancillary businesses and related assets to Buyers for approximately $3.2 billion (the “7-Eleven Transaction”). Subsequent to the closing of the 7-Eleven Transaction, previously eliminated wholesale motor fuel sales to the Partnership's retail locations are reported as wholesale motor fuel sales to third parties. Also, the related accounts receivable from such sales are no longer eliminated from the consolidated balance sheets and are reported as accounts receivable.
In connection with the closing of the transactions contemplated by the 7-Eleven Purchase Agreement, we entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018, as amended (the “Supply Agreement”), with 7-Eleven and SEI Fuel. The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement. For the period from January 1, 2018 through January 22, 2018, we recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million that were eliminated in consolidation. We received payments on trade receivables from 7-Eleven of $1.1 billion and $1.9 billion during the three and six months ended June 30, 2019, respectively, and $979 million and $1.6 billion during the three and six months ended June 30, 2018, respectively, subsequent to the closing of the sale.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 51 have been sold and five continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets which are operated by a commission agent. The results of these operations (the real estate optimization assets, together with the 7-Eleven Transaction, the “Retail Divestment”) have been reported as discontinued operations for all periods presented in the consolidated financial statements. All other footnotes present results of the continuing operations.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations.
The Partnership had no assets or liabilities associated with discontinued operations as of June 30, 2019 or December 31, 2018.
The results of operations associated with discontinued operations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Motor fuel sales	$—	$—	$—	$256
Non motor fuel sales (1)	—	—	—	93
Total revenues	—	—	—	349
Cost of sales and operating expenses:
Cost of sales	—	—	—	305
General and administrative	—	5	—	7
Other operating	—	—	—	57
Lease expense	—	—	—	4
Loss on disposal of assets	—	38	—	61
Total cost of sales and operating expenses	—	43	—	434
Operating loss	—	(43)	—	(85)
Interest expense, net	—	—	—	2
Loss on extinguishment of debt	—	—	—	20
Loss from discontinued operations before income taxes	—	(43)	—	(107)
Income tax expense (benefit)	—	(17)	—	156
Loss from discontinued operations, net of income taxes	$—	$(26)	$—	$(263)

________________________________

(1)	Non motor fuel sales includes merchandise sales totaling $89 million for the six months ended June 30, 2018.

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Accounts receivable, trade	$400	$299
Credit card receivables	133	49
Other receivables	42	28
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$573	$374

6.	Inventories, net
Inventories, net, consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Fuel	$402	$363
Other	8	11
Inventories, net	$410	$374

7.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Wage and other employee-related accrued expenses	$29	$41
Accrued tax expense	81	91
Accrued insurance	33	31
Accrued interest expense	61	47
Dealer deposits	18	18
Accrued environmental expense	6	6
Other	78	65
Total	$306	$299

8.	Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Sale leaseback financing obligation	$105	$107
2018 Revolver	117	700
4.875% Senior Notes Due 2023	1,000	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	—
5.875% Senior Notes Due 2028	400	400
Other	7	1
Total debt	3,029	3,008
Less: current maturities	6	5
Less: debt issuance costs	28	23
Long-term debt, net of current maturities	$2,995	$2,980

2019 Private Offering of Senior Notes
On March 14, 2019, we, our General Partner and Sunoco Finance Corp. (together with the Partnership, the “2027 Notes Issuers”) completed a private offering of $600 million in aggregate principal amount of 6.000% senior notes due 2027 (the “2027 Notes”).
The terms of the 2027 Notes are governed by an indenture dated March 14, 2019, among the 2027 Notes Issuers, certain subsidiaries of the Partnership (the “2027 Notes Guarantors”) and U.S. Bank National Association, as trustee. The 2027 Notes will mature on April 15, 2027, and interest on the 2027 Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2019. The 2027 Notes are senior obligations of the 2027 Notes Issuers and are guaranteed on a senior basis by all of the Partnership’s current subsidiaries (other than Sunoco Finance Corp.) that guarantee its obligations under the 2018 Revolver (as defined below) and certain of its future subsidiaries. The 2027 Notes and guarantees are unsecured and rank equally with all of the 2027 Notes Issuers’ and each 2027 Notes Guarantor’s existing and future senior obligations. The 2027 Notes and guarantees are effectively subordinated to the 2027 Notes Issuers’ and each 2027 Notes Guarantor’s secured obligations, including obligations under the 2018 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2027 Notes.
In connection with our issuance of the 2027 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2027 Notes for an issue of registered notes with terms substantively identical to the 2027 Notes and evidencing the same indebtedness as the 2027 Notes on or before March 14, 2020. The exchange offer was completed on July 17, 2019.
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
As of June 30, 2019, the balance on the 2018 Revolver was $117 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at June 30, 2019 was $1.4 billion. The weighted average interest rate on the total amount outstanding at June 30, 2019 was 4.41%. The Partnership was in compliance with all financial covenants at June 30, 2019.
Fair Value of Debt
 The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of June 30, 2019 is estimated to be approximately $3.1 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

9.	Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Reserve for underground storage tank removal	$67	$54
Reserve for environmental remediation	25	29
Unfavorable lease liability	15	16
Accrued straight-line rent	—	12
Other	12	12
Total	$119	$123

10.	Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel. In addition, we are party to two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES’s product financier, Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail Holdings, LLC, a subsidiary of ETO, owns a noncontrolling interest in the parent of PES. Beginning in the third quarter of 2018, PES was no longer considered an affiliate of ETO as ETO was no longer considered to have any significant influence over PES’s management or operations. In June 2019, an explosion occurred at the PES refinery complex. On July 21, 2019, PES Holdings, LLC and seven of its subsidiaries, including PES (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as a result of the explosion and fire at the Philadelphia refinery complex. The Debtors have announced an intent to temporarily cease refinery operations. The Debtors have expressed an intent to rebuild the refinery with the proceeds of insurance claims while concurrently running a sale process for its assets and operations. We have been successful at acquiring alternative supplies to replace fuel volume lost from PES and do not anticipate any material impact to our business going forward.
Summary of Transactions
Significant affiliate balances and activity related to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Income (Loss) are as follows:

•
Net advances from affiliates were $80 million and $24 million as of June 30, 2019 and December 31, 2018, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management.

•	Net accounts receivable from affiliates were $2 million and $37 million as of June 30, 2019 and December 31, 2018, respectively, which are primarily related to motor fuel sales to affiliates.

•	Net accounts payable to affiliates were $24 million and $149 million as of June 30, 2019 and December 31, 2018, respectively, which are related to operational expenses.

•	Motor fuel sales to affiliates were $0.3 million and $10 million for the three months ended June 30, 2019 and 2018, respectively.

•	Motor fuel sales to affiliates were $1 million and $22 million for the six months ended June 30, 2019 and 2018, respectively.

•
Bulk fuel purchases from affiliates were $103 million and $887 million for the three months ended June 30, 2019 and 2018, respectively, which is included in the cost of sales in our Consolidated Statements of Operations and Comprehensive Income (Loss).

•
Bulk fuel purchases from affiliates were $282 million and $1.7 billion for the six months ended June 30, 2019 and 2018, respectively, which is included in the cost of sales in our Consolidated Statements of Operations and Comprehensive Income (Loss).

11.	Revenue
Disaggregation of Revenue
We operate our business in two primary segments, fuel distribution and marketing and all other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$989	$983	$1,767	$1,783
Distributor	2,142	2,207	3,781	3,830
Unbranded wholesale	623	687	1,273	1,249
Commission agent	439	427	814	548
Non motor fuel sales	16	15	35	29
Lease income	31	31	63	50
Total	4,240	4,350	7,733	7,489
All Other Segment
Motor fuel	173	203	314	648
Non motor fuel sales	58	51	113	213
Lease income	4	3	7	6
Total	235	257	434	867
Total revenue	$4,475	$4,607	$8,167	$8,356

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
The balances of the Partnership’s contract assets and contract liabilities as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Contract balances
Contract asset	$95	$75
Accounts receivable from contracts with customers	$533	$348
Contract liability	$1	$1
The amount of revenue recognized in the three and six months ended June 30, 2019 that was included in the contract liability balance at the beginning of each period was $0.1 million and $0.2 million, respectively, and $0.2 million and $0.3 million in the three and six months ended June 30, 2018, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
Performance Obligations
As of June 30, 2019, the aggregate amount of revenue expected to be recognized related to unsatisfied or partially satisfied franchise fee performance obligations (contract liabilities) is approximately $0.1 million for the remainder of 2019, $0.2 million in 2020, $0.1 million in 2021, and $0.1 million thereafter.
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized was $4 million and $8 million for the three and six months ended June 30, 2019, respectively, and $3 million and $6 million for the three and six months ended June 30, 2018, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

12.	Commitments and Contingencies
Litigation
We have at various points and may in the future become involved in various legal proceedings arising out of our operations in the normal course of business. These proceedings would be subject to the uncertainties inherent in any litigation, and we regularly assess the need for accounting recognition or disclosure of these contingencies. We would expect to defend ourselves vigorously in all such matters. Based on currently available information, we believe it is unlikely that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.
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
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally many leases contain early termination clauses, however early termination typically requires the agreement of both parties to the lease. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. At this time, the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term.
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

The components of lease expense consisted of the following:

Lease cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
		(in millions)
Operating lease cost	Lease expense	$14	$26
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	—	—
Interest on lease liabilities	Interest expense	—	—
Short term lease cost	Lease expense	1	2
Variable lease cost	Lease expense	1	2
Sublease income	Lease income	(11)	(21)
Net lease cost		$5	$9

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	24
Finance leases	10
Weighted-average discount rate (%)
Operating leases	6%
Finance leases	8%

Other information	Six Months Ended June 30, 2019
(in millions)
(Gain) Loss on sale and leaseback transactions, net	$—
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(28)
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$—
Leased assets obtained in exchange for new finance lease liabilities	$—
Leased assets obtained in exchange for new operating lease liabilities	$14

Maturities of lease liabilities as of June 30, 2019 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(in millions)
2019 (remainder)	$26	$—	$26
2020	49	1	50
2021	46	1	47
2022	44	1	45
2023	43	1	44
Thereafter	838	6	844
Total lease payment	1,046	10	1,056
Less: interest	505	3	508
Present value of lease liabilities	$541	$7	$548

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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Fuel Distribution & Marketing lease income	$31	$63
All Other lease income	4	7
Total lease income	$35	$70

Minimum future lease payments receivable are as follows:

June 30, 2019
(in millions)
2019 (remainder)	$46
2020	72
2021	59
2022	53
2023	4
Thereafter	5
Total undiscounted cash flow	$239

13.	Interest Expense, net
Components of net interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Interest expense	$41	$36	$83	$70
Amortization of deferred financing fees	2	1	3	3
Interest income	—	(1)	(1)	(3)
Interest expense, net	$43	$36	$85	$70

14.	Income Tax Expense
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Income tax expense (benefit) at statutory federal rate	$13	$18	$35	$8
Partnership earnings not subject to tax	(10)	(10)	(36)	(1)
Statutory tax rate changes	—	(10)	—	19
Other	2	—	4	3
Net income tax expense (benefit)	$5	$(2)	$3	$29

15.	Partners' Capital
As of June 30, 2019, ETO and its subsidiaries owned 28,463,967 common units, which constitutes 34.4% of our outstanding common units, and the public owned 54,285,366 common units. As of June 30, 2019, our consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).

Common Units
The change in our outstanding common units for the six months ended June 30, 2019 is as follows:

Number of Units
Number of common units at December 31, 2018	82,665,057
Phantom unit vesting	84,276
Number of common units at June 30, 2019	82,749,333

Allocation of Net Income
Our Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect to incentive cash distributions, which are allocated 100% to ETO.

The calculation of net income allocated to the partners is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Attributable to Common Units
Distributions	$68	$68	$136	$136
Distributions in excess of net income	(32)	(19)	(12)	(423)
Limited partners' interest in net income (loss)	$36	$49	$124	$(287)

Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or payable during 2019 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
August 14, 2019	$0.8255	$68	$18
May 15, 2019	$0.8255	$68	$18
February 14, 2019	$0.8255	$68	$18

16.	Unit-Based Compensation
A summary of our phantom unit award activity is as follows:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	1,777,301	$31.89
Granted	1,072,600	27.67
Vested	(414,472)	32.92
Forfeited	(311,417)	31.26
Outstanding at December 31, 2018	2,124,012	29.15
Granted	41,311	29.01
Vested	(125,741)	29.21
Forfeited	(167,339)	28.19
Outstanding at June 30, 2019	1,872,243	$28.88

17.	Segment Reporting
Our financial statements reflect two reportable segments, fuel distribution and marketing and all other. After the Retail Divestment and the conversion of 207 retail sites to commission agent sites, the Partnership renamed the former Wholesale segment to Fuel Distribution and Marketing and the former Retail segment was renamed to All Other.
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
The following tables present financial information by segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019				2018
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$4,193	$173		$4,366	$4,304	$203		$4,507
Non motor fuel sales	16	58		74	15	51		66
Lease income	31	4		35	31	3		34
Intersegment sales	463	16	(479)	—	453	30	(483)	—
Total revenue	4,703	251	(479)	4,475	4,803	287	(483)	4,607
Gross profit (1)
Motor fuel	171	19		190	204	23		227
Non motor fuel	13	31		44	18	31		49
Lease	31	4		35	31	3		34
Total gross profit	215	54		269	253	57		310
Total operating expenses	139	33		172	128	54		182
Operating income	76	21		97	125	3		128
Interest expense, net	35	8		43	27	9		36
Loss on extinguishment of debt and other, net	—	(6)		(6)	—	—		—
Income (loss) from continuing operations before income taxes	41	19		60	98	(6)		92
Income tax expense (benefit)	2	3		5	(3)	1		(2)
Income (loss) from continuing operations	39	16		55	101	(7)		94
Loss from discontinued operations, net of income taxes (See Note 4)	—	—		—	—	(26)		(26)
Net income (loss) and comprehensive income (loss)	$39	$16		$55	$101	$(33)		$68
Depreciation, amortization and accretion	37	10		47	35	6		41
Interest expense, net	35	8		43	27	9		36
Income tax expense (benefit) (2)	2	3		5	(3)	(16)		(19)
EBITDA	113	37		150	160	(34)		126
Non-cash compensation expense	3	—		3	1	2		3
Loss on disposal of assets and impairment charges (2)	—	2		2	—	40		40
Loss on extinguishment of debt and other, net	—	(6)		(6)	—	—		—
Unrealized loss on commodity derivatives	3	—		3	—	—		—
Inventory adjustments	(4)	—		(4)	(32)	—		(32)
Other non-cash adjustments	4	—		4	3	—		3
Adjusted EBITDA	$119	$33		$152	$132	$8		$140
Capital expenditures	$28	$3		$31	$11	$2		$13
Total assets as of June 30, 2019 and December 31, 2018, respectively	$4,146	$1,324		$5,470	$3,878	$1,001		$4,879

________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	Includes amounts from discontinued operations for the three months ended June 30, 2018.

	Six Months Ended June 30,
	2019				2018
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$7,635	$314		$7,949	$7,410	$648		$8,058
Non motor fuel sales	35	113		148	29	213		242
Lease income	63	7		70	50	6		56
Intersegment sales	827	48	(875)	—	811	64	(875)	—
Total revenue	8,560	482	(875)	8,167	8,300	931	(875)	8,356
Gross profit (1)
Motor fuel	429	46		475	365	67		432
Non motor fuel	30	64		94	28	90		118
Lease	63	7		70	50	6		56
Total gross profit	522	117		639	443	163		606
Total operating expenses	274	116		390	247	135		382
Operating income	248	1		249	196	28		224
Interest expense, net	71	14		85	46	24		70
Loss on extinguishment of debt and other, net	(3)	—		(3)	109	—		109
Income (loss) from continuing operations before income taxes	180	(13)		167	41	4		45
Income tax expense (benefit)	4	(1)		3	(2)	31		29
Income (loss) from continuing operations	176	(12)		164	43	(27)		16
Loss from discontinued operations, net of income taxes (See Note 4)	—	—		—	—	(263)		(263)
Net income (loss) and comprehensive income (loss)	$176	$(12)		$164	$43	$(290)		$(247)
Depreciation, amortization and accretion (2)	71	21		92	63	27		90
Interest expense, net (2)	71	14		85	46	26		72
Income tax expense (benefit) (2)	4	(1)		3	(2)	187		185
EBITDA	322	22		344	150	(50)		100
Non-cash compensation expense (2)	6	—		6	1	5		6
Loss on disposal of assets and impairment charges (2)	4	46		50	3	63		66
Loss on extinguishment of debt and other, net (2)	(3)	—		(3)	109	20		129
Unrealized gain on commodity derivatives (2)	(3)	—		(3)	—	—		—
Inventory adjustments (2)	(97)	—		(97)	(57)	(1)		(58)
Other non-cash adjustments	8	—		8	6	—		6
Adjusted EBITDA	$237	$68		$305	$212	$37		$249
Capital expenditures (2)	$48	$9		$57	$23	$9		$32
Total assets as of June 30, 2019 and December 31, 2018, respectively	$4,146	$1,324		$5,470	$3,878	$1,001		$4,879
________________________________

(1)	Excludes deprecation, amortization and accretion.

(2)	Includes amounts from discontinued operations for the six months ended June 30, 2018.

18.	Net Income per Unit
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except units and per unit amounts)
Income from continuing operations	$55	$94	$164	$16
Less:
Distributions on Series A Preferred units	—	—	—	2
Incentive distribution rights	17	17	35	35
Distributions on nonvested phantom unit awards	2	2	4	3
Limited partners’ interest in net income (loss) from continuing operations	$36	$75	$125	$(24)
Loss from discontinued operations	$—	$(26)	$—	$(263)
Weighted average limited partner units outstanding:
Common - basic	82,742,323	82,494,976	82,726,842	86,104,411
Common - equivalents	767,664	452,693	728,179	464,961
Common - diluted	83,509,987	82,947,669	83,455,021	86,569,372
Income (loss) from continuing operations per limited partner unit:
Common - basic	$0.44	$0.91	$1.51	$(0.29)
Common - diluted	$0.43	$0.90	$1.50	$(0.29)
Loss from discontinued operations per limited partner unit:
Common - basic	$0.00	$(0.32)	$0.00	$(3.05)
Common - diluted	$0.00	$(0.32)	$0.00	$(3.05)

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
We are managed by Sunoco GP LLC, our General Partner. As of June 30, 2019, Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”), owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.4% of our common units, which constitutes a 28.7% limited partner interest in us.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	75 company-owned and operated retail stores;

•	551 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;

•	6,726 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,441 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
As of June 30, 2019, we operated 75 retail stores. Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments
On July 1, 2019, we entered into a joint venture on a diesel fuel pipeline to West Texas. ETO will operate the pipeline for the joint venture, which will transport diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. The pipeline is expected to have an initial capacity of 30,000 barrels per day and was successfully commissioned in August 2019.
On May 31, 2019, we completed the previously announced divestiture to Attis Industries Inc. (NASDAQ: ATIS) (“Attis”) of our ethanol plant, including the grain malting operation, in Fulton, New York. As part of the transaction, we entered into a 10-year ethanol offtake agreement with Attis. Total consideration for the divestiture was $20 million in cash plus certain working capital adjustments.
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

•
securities analysts and other interested parties use such metrics as measures of financial performance, and assess our ability to make distributions to our unitholders and our debt service capabilities;

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
Key operating metrics set forth below are presented as of and for the three and six months ended June 30, 2019 and 2018 and have been derived from our historical consolidated financial statements.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended June 30,
	2019				2018
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$4,193	$173	$4,366		$4,304	$203	$4,507
Non motor fuel sales	16	58	74		15	51	66
Lease income	31	4	35		31	3	34
Total revenues	$4,240	$235	$4,475		$4,350	$257	$4,607
Gross profit (1):
Motor fuel sales	$171	$19	$190		$204	$23	$227
Non motor fuel sales	13	31	44		18	31	49
Lease	31	4	35		31	3	34
Total gross profit	$215	$54	$269		$253	$57	$310
Income (loss) from continuing operations	39	16	55		101	(7)	94
Loss from discontinued operations, net of taxes	—	—	—		—	(26)	(26)
Net income (loss) and comprehensive income (loss)	$39	$16	$55		$101	$(33)	$68
Adjusted EBITDA (2)	$119	$33	$152		$132	$8	$140
Distributable Cash Flow, as adjusted (2)			$101				$106
Operating Data:
Motor fuel gallons sold			2,054				1,977
Motor fuel gross profit cents per gallon (3)			9.1	¢			9.9 ¢
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA and Distributable Cash Flow, as adjusted as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), and Adjusted EBITDA to Distributable Cash Flow, as adjusted for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$119	$132	$(13)
All other	33	8	25
Total	152	140	12
Depreciation, amortization and accretion	(47)	(41)	(6)
Interest expense, net	(43)	(36)	(7)
Non-cash compensation expense	(3)	(3)	—
Loss on disposal of assets and impairment charges (1)	(2)	(40)	38
Loss on extinguishment of debt and other, net	6	—	6
Unrealized loss on commodity derivatives	(3)	—	(3)
Inventory adjustments	4	32	(28)
Other non-cash adjustments	(4)	(3)	(1)
Income before income tax (expense) benefit (1)	60	49	11
Income tax (expense) benefit (1)	(5)	19	(24)
Net income and comprehensive income	$55	$68	$(13)

Adjusted EBITDA	$152	$140	$12
Cash interest expense	41	34	7
Current income tax expense (benefit) (1)	4	(5)	9
Transaction-related income taxes	—	10	(10)
Maintenance capital expenditures	6	2	4
Distributable Cash Flow	101	99	2
Transaction-related expenses (1)	—	7	(7)
Distributable Cash Flow, as adjusted	$101	$106	$(5)
________________________________

(1)	Includes amounts from discontinued operations for the three months ended June 30, 2018.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following discussion of results compares the operations for the three months ended June 30, 2019 and 2018.
Segment Adjusted EBITDA. Total segment adjusted EBITDA for the three months ended June 30, 2019 was $152 million, an increase of $12 million from the three months ended June 30, 2018. The increase is primarily attributable to the following changes:

•
a decrease in operating costs of $21 million, primarily as a result of lower salaries and benefits, maintenance, utilities, property tax and environmental expenses. In addition, the prior period included $7 million of acquisition costs. These expenses include other operating expense, general and administrative expense and lease expense; offset by

•
a decrease in the gross profit on motor fuel sales of $5 million, primarily due to a 8.3%, or $0.008, decrease in cents per gallons sold primarily as a result of a $8 million one-time charge related to a reserve for an open contractual dispute;

•	a decrease in non motor fuel sales gross profit of $4 million.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $47 million for the three months ended June 30, 2019, an increase of $6 million from the three months ended June 30, 2018. The increase is primarily due to an increase in amortization expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase is primarily attributable to intangible assets related to acquisitions made during fiscal year 2018.
Interest Expense. Interest expense for the three months ended June 30, 2019 was $43 million, an increase of $7 million from the three months ended June 30, 2018. This increase is primarily attributable to an increase in total long-term debt.
Non-Cash Compensation Expense. Non-cash compensation expense was $3 million for the three months ended June 30, 2019 and three months ended June 30, 2018.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges for the three months ended June 30, 2019 is primarily attributable to a $3 million loss on the sale of our ethanol plant in Fulton, New York. Loss on disposal of assets and impairment charges for the three months ended June 30, 2018 was primarily attributable to the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018.
Loss on extinguishment of debt and other, net. Loss on extinguishment of debt and other for the three months ended June 30, 2019 was $6 million net gain.
Income Tax Expense. Income tax expense for the three months ended June 30, 2019 was $5 million, a change of $24 million from income tax benefit of $19 million for the three months ended June 30, 2018. This change is primarily attributable to the tax impact of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Six Months Ended June 30,
	2019				2018
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$7,635	$314	$7,949		$7,410	$648	$8,058
Non motor fuel sales	35	113	148		29	213	242
Lease income	63	7	70		50	6	56
Total revenues	$7,733	$434	$8,167		$7,489	$867	$8,356
Gross profit (1):
Motor fuel sales	$429	$46	$475		$365	$67	$432
Non motor fuel sales	30	64	94		28	90	118
Lease	63	7	70		50	6	56
Total gross profit	$522	$117	$639		$443	$163	$606
Income (loss) from continuing operations	176	(12)	164		43	(27)	16
Loss from discontinued operations, net of taxes	—	—	—		—	(263)	(263)
Net income (loss) and comprehensive income (loss)	$176	$(12)	$164		$43	$(290)	$(247)
Adjusted EBITDA (2)	$237	$68	$305		$212	$37	$249
Distributable Cash Flow, as adjusted (2)			$200				$191
Operating Data:
Total motor fuel gallons sold (3)			3,995				3,834
Motor fuel gross profit cents per gallon (3) (4)			9.5	¢			10.2 ¢
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA and Distributable Cash Flow, as adjusted as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations for the six months ended June 30, 2018.

(4)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), and Adjusted EBITDA to Distributable Cash Flow, as adjusted for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$237	$212	$25
All other	68	37	31
Total	305	249	56
Depreciation, amortization and accretion (1)	(92)	(90)	(2)
Interest expense, net (1)	(85)	(72)	(13)
Non-cash compensation expense (1)	(6)	(6)	—
Loss on disposal of assets and impairment charges (1)	(50)	(66)	16
Loss on extinguishment of debt and other, net (1)	3	(129)	132
Unrealized gain on commodity derivatives (1)	3	—	3
Inventory adjustments (1)	97	58	39
Other non-cash adjustments	(8)	(6)	(2)
Income (loss) before income tax expense (1)	167	(62)	229
Income tax expense (1)	(3)	(185)	182
Net income (loss) and comprehensive income (loss)	$164	$(247)	$411

Adjusted EBITDA	$305	$249	$56
Cash interest expense (1)	82	68	14
Current income tax expense (1)	16	463	(447)
Transaction-related income taxes (2)	—	(470)	470
Maintenance capital expenditures (1)	10	5	5
Distributable Cash Flow	197	183	14
Transaction-related expenses (1)	3	10	(7)
Series A Preferred distribution	—	(2)	2
Distributable Cash Flow, as adjusted	$200	$191	$9
________________________________

(1)	Includes amounts from discontinued operations for for the six months ended June 30, 2018.

(2)	Transaction-related income taxes primarily related to the 7-Eleven Transaction.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following discussion of results compares the operations for the six months ended June 30, 2019 and 2018.
Segment Adjusted EBITDA. Total segment adjusted EBITDA for the six months ended June 30, 2019 was $305 million, an increase of $56 million from the six months ended June 30, 2018. The increase is primarily attributable to the following changes:

•
a decrease in the gross profit on motor fuel sales of $13 million, primarily due to a 7.0%, or $0.007, decrease in cents per gallons sold as a result of the change in mix of gallons sold from higher gross profit company-operated fuel sites to supplying lower gross profit fuel distribution and marketing gallons as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018 and a $8 million one-time charge related to a reserve for an open contractual dispute;

•
a decrease in non motor fuel sales gross profit of $38 million, primarily related to lower merchandise gross profit as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018 and the conversion of 207 retail sites to commission agent sites during April 2018; offset by

•
a decrease in operating costs of $107 million, as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018 and the conversion of 207 retail sites to commission agent sites during April 2018. These expenses include other operating expense, general and administrative expense and lease expense.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $92 million for the six months ended June 30, 2019, a increase of $2 million from the six months ended June 30, 2018. This increase is primarily attributable to an increase in amortization expense. The amortization increase is primarily attributable to intangible assets related to acquisitions made during fiscal year 2018.
Interest Expense. Interest expense for the six months ended June 30, 2019 was $85 million, an increase of $13 million from the six months ended June 30, 2018. This increase is primarily attributable to an increase in total long-term debt.
Non-Cash Compensation Expense. Non-cash compensation expense was $6 million for the six months ended June 30, 2019 and 2018.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges for the six months ended June 30, 2019 is primarily attributable to a $47 million write-down on assets held for sale and a $3 million loss on disposal of assets related to our ethanol plant in Fulton, New York. Loss on disposal of assets and impairment charges for the six months ended June 30, 2018 was primarily attributable to the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018.
Loss on extinguishment of debt and other, net. Loss on extinguishment of debt and other for the six months ended June 30, 2019 was $3 million gain, a change of $132 million loss from the six months ended June 30, 2018 which was primarily attributable to a $126 million loss recognized from the redemption of our senior notes during the six months ended June 30, 2018.
Income Tax Expense. Income tax expense for the six months ended June 30, 2019 was $3 million, a decrease of $182 million from income tax expense of $185 million for the six months ended June 30, 2018. This change is primarily attributable to the tax impact of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018.
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
As of June 30, 2019, we had $36 million of cash and cash equivalents on hand and borrowing capacity of $1.4 billion under the 2018 Revolver. The Partnership was in compliance with all financial covenants at June 30, 2019. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2019; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows

	For the Six Months Ended June 30,
	2019	2018
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$184	$255
Investing activities - continuing operations	(35)	(143)
Financing activities - continuing operations	(169)	(2,861)
Discontinued operations	—	2,740
Net decrease in cash and cash equivalents	$(20)	$(9)
Cash Flows Provided by Operating Activities - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $184 million and $255 million for the six months of 2019 and 2018, respectively. The decrease in cash flows provided by operations was primarily due to changes in operating assets and liabilities of $80 million compared to the six months ended June 30, 2018; partially offset by a $9 million increase in cash basis net income compared to the six months ended June 30, 2018.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $35 million and $143 million for the first six months of 2019 and 2018, respectively. Capital expenditures were $57 million and $32 million for the first six months of 2019 and 2018, respectively. Acquisitions were $0 million and $114 million for the first six months of 2019 and 2018, respectively.
Cash Flows Used in Financing Activities - Continuing Operations. Net cash used in financing activities was $169 million and $2.9 billion for the first six months of 2019 and 2018, respectively. During the six months ended June 30, 2019, we:

•	issued $600 million of 6.000% Senior Notes due 2027;

•	borrowed $1.1 billion and repaid $1.6 billion under our 2018 Revolver to fund daily operations; and

•	paid $175 million in distributions to our unitholders, of which $82 million was paid to ETO.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On July 25, 2019, we declared a quarterly distribution totaling $68 million, or $0.8255 per common unit based on the results for the three months ended June 30, 2019, excluding distributions to Class C unitholders. The declared distribution will be paid on August 14, 2019 to unitholders of record on August 6, 2019.
Capital Expenditures
Included in our capital expenditures for the first six months of 2019 was $10 million in maintenance capital and $47 million in growth capital. Growth capital relates primarily to dealer supply contracts.
Excluding acquisitions, we currently expect to spend approximately $100 million on growth capital and approximately $40 million on maintenance capital for the full year 2019.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of June 30, 2019, we have $117 million borrowed on the 2018 Revolver compared to $700 million borrowed on the 2018 Revolver at December 31, 2018. Further, as of June 30, 2019, we had $2.8 billion outstanding under our Senior Notes. See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 437 positions, representing 18 million gallons, outstanding at June 30, 2019 with an aggregated unrealized loss of $1.2 million.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of June 30, 2019:

	Owned	Leased
Dealer and commission agent sites	631	321
Company-operated retail stores	6	69
Warehouses, offices and other	59	82
Total	696	472
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $117 million outstanding borrowings on the 2018 Revolver as of June 30, 2019. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2019 would be a $1 million change to interest expense. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2019 or 2018.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $24 million at June 30, 2019.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2019, Sunoco LLC held approximately $353 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 437 positions, representing 18 million gallons with an aggregate unrealized loss of $1.2 million outstanding at June 30, 2019.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Effective August 6, 2019,  the Board of Directors of our General Partner, adopted Amendment No. 7 (the “LP Agreement Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Partnership to insert certain provisions relating to examinations of the Partnership’s affairs by tax authorities.  The LP Agreement Amendment is attached hereto as Exhibit 3.1.

Item 6. Exhibits
The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1 *	Information Related to ETC M-A Acquisition LLC

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation

101.DEF *	XBRL Taxonomy Extension Definition

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation

* -	Filed herewith.

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 8, 2019	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Camilla A. Harris
Camilla A. Harris
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)