Form 10-Q
period 2019-09-30
Sunoco LP
filed 2019-11-07
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2019
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had 82,750,201 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at November 1, 2019.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2019	December 31, 2018
	(in millions, except units)
Assets
Current assets:
Cash and cash equivalents	$13	$56
Accounts receivable, net	450	374
Receivables from affiliates	4	37
Inventories, net	422	374
Other current assets	86	64
Total current assets	975	905

Property and equipment	2,101	2,133
Accumulated depreciation	(663)	(587)
Property and equipment, net	1,438	1,546
Other assets:
Lease right-of-use assets, net	572	—
Goodwill	1,557	1,559

Intangible assets	915	915
Accumulated amortization	(249)	(207)
Intangible assets, net	666	708
Other non-current assets	177	161
Investment in unconsolidated affiliate	112	—
Total assets	$5,497	$4,879
Liabilities and equity
Current liabilities:
Accounts payable	$456	$412
Accounts payable to affiliates	70	149
Accrued expenses and other current liabilities	243	299
Operating lease current liabilities	21	—
Current maturities of long-term debt	13	5
Total current liabilities	803	865
Operating lease non-current liabilities	521	—
Revolving line of credit	154	700
Long-term debt, net	2,906	2,280
Advances from affiliates	141	24
Deferred tax liability	93	103
Other non-current liabilities	117	123
Total liabilities	4,735	4,095
Commitments and contingencies (Note 12)
Equity:
Limited partners:
Common unitholders (82,750,201 units issued and outstanding as of September 30, 2019 and 82,665,057 units issued and outstanding as of December 31, 2018)	762	784
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of September 30, 2019 and December 31, 2018)	—	—
Total equity	762	784
Total liabilities and equity	$5,497	$4,879

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except unit and per unit amounts)
Revenues:
Motor fuel sales	$4,225	$4,662	$12,174	$12,720
Non motor fuel sales	69	64	217	306
Lease income	37	35	107	91
Total revenues	4,331	4,761	12,498	13,117
Cost of sales and operating expenses:
Cost of sales	4,039	4,428	11,567	12,178
General and administrative	40	34	101	103
Other operating	79	86	236	270
Lease expense	15	20	45	54
Loss (gain) on disposal of assets and impairment charges	(4)	(8)	46	(3)
Depreciation, amortization and accretion	45	42	137	132
Total cost of sales and operating expenses	4,214	4,602	12,132	12,734
Operating income	117	159	366	383
Other expenses:
Interest expense, net	45	35	130	105
Loss on extinguishment of debt and other, net	—	—	(3)	109
Income from continuing operations before income taxes	72	124	239	169
Income tax expense	6	10	9	39
Income from continuing operations	66	114	230	130
Loss from discontinued operations, net of income taxes	—	(2)	—	(265)
Net income (loss) and comprehensive income (loss)	$66	$112	$230	$(135)

Net income (loss) per common unit - basic:
Continuing operations - common units	$0.57	$1.16	$2.09	$0.84
Discontinued operations - common units	0.00	(0.03)	0.00	(3.12)
Net income (loss) - common units	$0.57	$1.13	$2.09	$(2.28)
Net income (loss) per common unit - diluted:
Continuing operations - common units	$0.57	$1.15	$2.07	$0.83
Discontinued operations - common units	0.00	(0.03)	0.00	(3.12)
Net income (loss) - common units	$0.57	$1.12	$2.07	$(2.29)
Weighted average limited partner units outstanding:
Common units - basic	82,749,644	82,506,279	82,734,526	84,891,853
Common units - diluted	83,649,898	83,084,713	83,512,121	85,373,976

Cash distributions per unit	$0.8255	$0.8255	$2.4765	$2.4765

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred Units-Affiliated	Common Units	Total Equity
Balance at December 31, 2018	$—	$784	$784
Cash distribution to unitholders	—	(87)	(87)
Unit-based compensation	—	3	3
Partnership net income	—	109	109
Balance at March 31, 2019	—	809	809
Cash distribution to unitholders	—	(88)	(88)
Unit-based compensation	—	3	3
Partnership net income	—	55	55
Balance at June 30, 2019	—	779	779
Cash distribution to unitholders	—	(87)	(87)
Unit-based compensation	—	4	4
Partnership net income	—	66	66
Balance at September 30, 2019	$—	$762	$762

Balance at December 31, 2017	$300	$1,947	$2,247
Common unit repurchase	—	(540)	(540)
Redemption of preferred units	(300)	—	(300)
Cash distribution to unitholders	—	(107)	(107)
Dividend to preferred units	(2)	—	(2)
Unit-based compensation	—	3	3
Cumulative effect of change in revenue recognition accounting principle	—	(54)	(54)
Partnership net income (loss)	2	(317)	(315)
Balance at March 31, 2018	—	932	932
Cash distribution to unitholders	—	(87)	(87)
Unit-based compensation	—	3	3
Partnership net income	—	68	68
Balance at June 30, 2018	—	916	916
Cash distribution to unitholders	—	(87)	(87)
Unit-based compensation	—	4	4
Partnership net income	—	112	112
Balance at September 30, 2018	$—	$945	$945

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$230	$(135)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	—	265
Depreciation, amortization and accretion	137	132
Amortization of deferred financing fees	5	4
Loss (gain) on disposal of assets and impairment charges	46	(3)
Loss on extinguishment of debt and other, net	(3)	109
Non-cash unit based compensation expense	10	10
Deferred income tax	(10)	21
Inventory valuation adjustment	(71)	(51)
Equity in earnings of unconsolidated affiliate	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(70)	(40)
Receivable from affiliates	33	21
Inventories	15	30
Other assets	(33)	(42)
Accounts payable	68	(20)
Accounts payable to affiliates	(22)	(46)
Accrued expenses and other current liabilities	(68)	17
Other non-current liabilities	27	3
Net cash provided by continuing operating activities	294	275
Cash flows from investing activities:
Capital expenditures	(103)	(62)
Contributions to unconsolidated affiliate	(37)	—
Purchase of intangible assets	—	(2)
Acquisition from Superior	—	(58)
Sites purchased from 7-Eleven	—	(54)
Acquisition from Sandford	—	(90)
Other acquisition	(5)	—
Proceeds from disposal of property and equipment	29	26
Net cash used in investing activities	(116)	(240)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	600	2,200
Payments on long-term debt	(6)	(3,448)
Payments for debt extinguishment costs	—	(93)
Revolver borrowings	1,797	2,100
Revolver repayments	(2,343)	(2,372)
Loan origination costs	(6)	(35)
Advances to/from affiliates	(1)	—
Common unit repurchase	—	(540)
Redemption of preferred units from ETE	—	(303)
Distributions to unitholders	(262)	(295)
Net cash used in financing activities	(221)	(2,786)
Cash flows from discontinued operations:
Operating activities	—	(480)
Investing activities	—	3,207
Changes in cash included in current assets held for sale	—	11
Net increase in cash and cash equivalents of discontinued operations	—	2,738
Net decrease in cash	(43)	(13)
Cash and cash equivalents at beginning of period	56	28
Cash and cash equivalents at end of period	$13	$15

Supplemental disclosure of non-cash investing activities:
Notes payable to unconsolidated affiliate	$75	$—
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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”). As of September 30, 2019, ETO and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.4% of our common units, which constitutes a 28.7% limited partner interest in us.
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
Significant Accounting Policies
As of September 30, 2019, the only material change in the Partnership’s significant accounting policies, as compared to those described in the Annual Report on Form 10-K for the year ended December 31, 2018, was the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), described under Change in Accounting Principle.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $101 million and $97 million for the three months ended September 30, 2019 and 2018, respectively, and $295 million and $280 million for the nine months ended September 30, 2019 and 2018, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying consolidated statements of operations and comprehensive income (loss).

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
The Partnership elected the modified retrospective approach to adopt Topic 842. This approach involves recognition of an opening cumulative catch-up adjustment to the balance sheet in the period of adoption, January 1, 2019. We have completed a detailed review of contracts representative of our business and assessed the terms under the new standard. Adoption of the standard had a material impact on our consolidated balance sheet, but did not have a material impact on our consolidated statements of operations and comprehensive income or consolidated cash flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.
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
In connection with the closing of the transactions contemplated by the 7-Eleven Purchase Agreement, we entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018, as amended (the “Supply Agreement”), with 7-Eleven and SEI Fuel. The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement. For the period from January 1, 2018 through January 22, 2018, we recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million that were eliminated in consolidation. We received payments on trade receivables from 7-Eleven of $1.0 billion and $2.9 billion during the three and nine months ended September 30, 2019, respectively, and $1.0 billion and $2.6 billion during the three and nine months ended September 30, 2018, respectively, subsequent to the closing of the sale.
On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 52 have been sold and four continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets which are operated by a commission agent. The results of these operations (the real estate optimization assets, together with the 7-Eleven Transaction, the “Retail Divestment”) have been reported as discontinued operations for all periods presented in the consolidated financial statements. All other footnotes present results of the continuing operations.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations.
The Partnership had no assets or liabilities associated with discontinued operations as of September 30, 2019 or December 31, 2018. There were no results of operations associated with discontinued operations for the three and nine months ended September 30, 2019. The results of operations associated with discontinued operations for the three and nine months ended September 30, 2018 are presented in the following table:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in millions)
Revenues:
Motor fuel sales	$—	$256
Non motor fuel sales (1)	—	93
Total revenues	—	349
Cost of sales and operating expenses:
Cost of sales	—	305
General and administrative	—	7
Other operating	—	57
Lease expense	—	4
Loss on disposal of assets	—	61
Total cost of sales and operating expenses	—	434
Operating loss	—	(85)
Interest expense, net	—	2
Loss on extinguishment of debt	—	20
Loss from discontinued operations before income taxes	—	(107)
Income tax expense	2	158
Loss from discontinued operations, net of income taxes	$(2)	$(265)

________________________________

(1)	Non motor fuel sales includes merchandise sales totaling $89 million for the nine months ended September 30, 2018.

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Accounts receivable, trade	$335	$299
Credit card receivables	68	49
Other receivables	49	28
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$450	$374

6.	Inventories, net
Inventories, net, consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Fuel	$415	$363
Other	7	11
Inventories, net	$422	$374

7.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Wage and other employee-related accrued expenses	$31	$41
Accrued tax expense	67	91
Accrued insurance	32	31
Accrued interest expense	40	47
Dealer deposits	18	18
Accrued environmental expense	6	6
Other	49	65
Total	$243	$299

8.	Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Sale leaseback financing obligation	$104	$107
2018 Revolver	154	700
4.875% Senior Notes Due 2023	1,000	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	—
5.875% Senior Notes Due 2028	400	400
Finance leases	42	1
Total debt	3,100	3,008
Less: current maturities	13	5
Less: debt issuance costs	27	23
Long-term debt, net of current maturities	$3,060	$2,980

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
As of September 30, 2019, the balance on the 2018 Revolver was $154 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at September 30, 2019 was $1.3 billion. The weighted average interest rate on the total amount outstanding at September 30, 2019 was 4.04%. The Partnership was in compliance with all financial covenants at September 30, 2019.
Fair Value of Debt
 The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of September 30, 2019 is estimated to be approximately $3.2 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

9.	Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Reserve for underground storage tank removal	$67	$54
Reserve for environmental remediation	25	29
Unfavorable lease liability	14	16
Accrued straight-line rent	—	12
Other	11	12
Total	$117	$123

10.	Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel. In addition, we are party to two related products purchase agreements, one with Philadelphia Energy Solutions Refining & Marketing (“PES”) and one with PES’s product financier, Merrill Lynch Commodities; both purchase agreements contain 12-month terms that automatically renew for consecutive 12-month terms until either party cancels with notice. ETP Retail Holdings, LLC, a subsidiary of ETO, owns a noncontrolling interest in the parent of PES. Beginning in the third quarter of 2018, PES was no longer considered an affiliate of ETO as ETO was no longer considered to have any significant influence over PES’s management or operations. In June 2019, an explosion occurred at the PES refinery complex. On July 21, 2019, PES Holdings, LLC and seven of its subsidiaries, including PES (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as a result of the explosion and fire at the Philadelphia refinery complex. The Debtors have announced an intent to temporarily cease refinery operations. The Debtors have expressed an intent to rebuild the refinery with the proceeds from insurance claims while concurrently running a sale process for their assets and operations. We have been successful at acquiring alternative supplies to replace fuel volume lost from PES and do not anticipate any material impact to our business going forward.
On July 1, 2019, we entered into a 50% ownership joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ETO will operate the J. C. Nolan pipeline for the joint venture, which will transport diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. Our investment in this unconsolidated joint venture was $112 million as of September 30, 2019. In addition, we recorded income on the unconsolidated joint venture of $0.1 million for the three months ended September 30, 2019.
Summary of Transactions
Significant affiliate balances and activity related to the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) are as follows:

•
Net advances from affiliates were $141 million and $24 million as of September 30, 2019 and December 31, 2018, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management and transactions related to the aforementioned diesel fuel pipeline joint venture with ETO.

•	Net accounts receivable from affiliates were $4 million and $37 million as of September 30, 2019 and December 31, 2018, respectively, which are primarily related to motor fuel sales to affiliates.

•	Net accounts payable to affiliates were $70 million and $149 million as of September 30, 2019 and December 31, 2018, respectively, which are related to operational expenses and bulk fuel purchases.

•	Motor fuel sales to affiliates were $3 million and $1 million for the three months ended September 30, 2019 and 2018, respectively.

•	Motor fuel sales to affiliates were $4 million and $23 million for the nine months ended September 30, 2019 and 2018, respectively.

•
Bulk fuel purchases from affiliates were $177 million and $96 million for the three months ended September 30, 2019 and 2018, respectively, which is included in cost of sales in our consolidated statements of operations and comprehensive income (loss).

•
Bulk fuel purchases from affiliates were $459 million and $1.8 billion for the nine months ended September 30, 2019 and 2018, respectively, which is included in cost of sales in our consolidated statements of operations and comprehensive income (loss).

11.	Revenue
Disaggregation of Revenue
We operate our business in two primary segments, fuel distribution and marketing and all other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$928	$998	$2,695	$2,781
Distributor	2,027	2,253	5,808	6,083
Unbranded wholesale	667	762	1,940	2,011
Commission agent	419	437	1,233	985
Non motor fuel sales	14	12	49	41
Lease income	31	32	94	82
Total	4,086	4,494	11,819	11,983
All Other Segment
Motor fuel	184	212	498	860
Non motor fuel sales	55	52	168	265
Lease income	6	3	13	9
Total	245	267	679	1,134
Total revenue	$4,331	$4,761	$12,498	$13,117

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
The balances of the Partnership’s contract assets and contract liabilities as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Contract balances
Contract asset	$102	$75
Accounts receivable from contracts with customers	$403	$348
Contract liability	$1	$1
The amount of revenue recognized in the three and nine months ended September 30, 2019 that was included in the contract liability balance at the beginning of each period was $0.1 million and $0.3 million, respectively, and $0.1 million and $0.4 million in the three and nine months ended September 30, 2018, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
Performance Obligations
As of September 30, 2019, the aggregate amount of revenue expected to be recognized related to unsatisfied or partially satisfied franchise fee performance obligations (contract liabilities) is approximately $0.1 million for the remainder of 2019, $0.2 million in 2020, $0.1 million in 2021, and $0.1 million thereafter.

Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized was $4 million and $12 million for the three and nine months ended September 30, 2019, respectively, and $4 million and $10 million for the three and nine months ended September 30, 2018, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

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
At this time, the majority of active leases within our portfolio are classified as operating leases under the new standard. Operating leases are included in lease right-of-use (“ROU”) assets, operating lease current liabilities, and operating lease non-current liabilities in our consolidated balance sheet. Finance leases represent a small portion of the active lease agreements and are included in ROU assets and long-term debt in our consolidated balance sheet. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payments arising from the lease for the duration of the lease term.
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

The components of lease expense consisted of the following:

Lease cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
		(in millions)
Operating lease cost	Lease expense	$13	$39
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	2	2
Interest on lease liabilities	Interest expense	1	1
Short term lease cost	Lease expense	1	3
Variable lease cost	Lease expense	1	3
Sublease income	Lease income	(12)	(33)
Net lease cost		$6	$15

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	24
Finance leases	6
Weighted-average discount rate (%)
Operating leases	6%
Finance leases	5%

Other information	Nine Months Ended September 30, 2019
(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(39)
Operating cash flows from finance leases	$(1)
Financing cash flows from finance leases	$(2)
Leased assets obtained in exchange for new finance lease liabilities	$37
Leased assets obtained in exchange for new operating lease liabilities	$22

Maturities of lease liabilities as of September 30, 2019 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(in millions)
2019 (remainder)	$13	$2	$15
2020	50	9	59
2021	47	9	56
2022	45	9	54
2023	44	9	53
Thereafter	849	10	859
Total lease payment	1,048	48	1,096
Less: interest	506	6	512
Present value of lease liabilities	$542	$42	$584

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Fuel Distribution & Marketing lease income	$31	$94
All Other lease income	6	13
Total lease income	$37	$107

Minimum future lease payments receivable are as follows:

September 30, 2019
(in millions)
2019 (remainder)	$25
2020	85
2021	69
2022	56
2023	4
Thereafter	7
Total undiscounted cash flow	$246

13.	Interest Expense, net
Components of net interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Interest expense	$43	$35	$126	$105
Amortization of deferred financing fees	3	1	5	4
Interest income	(1)	(1)	(1)	(4)
Interest expense, net	$45	$35	$130	$105

14.	Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Income tax expense at statutory federal rate	$15	$26	$50	$34
Partnership earnings not subject to tax	(10)	(16)	(46)	(17)
Statutory tax rate changes	—	(3)	—	16
Other	1	3	5	6
Net income tax expense	$6	$10	$9	$39

15.	Partners' Capital
As of September 30, 2019, ETO and its subsidiaries owned 28,463,967 common units, which constitutes 34.4% of our outstanding common units, and the public owned 54,286,234 common units. As of September 30, 2019, our consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).

Common Units
The change in our outstanding common units for the nine months ended September 30, 2019 is as follows:

Number of Units
Number of common units at December 31, 2018	82,665,057
Phantom unit vesting	85,144
Number of common units at September 30, 2019	82,750,201

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

The calculation of net income allocated to the partners is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Attributable to Common Units
Distributions	$68	$68	$205	$204
Distributions in excess of net income (loss)	(21)	25	(33)	(398)
Limited partners' interest in net income (loss)	$47	$93	$172	$(194)

Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or payable during 2019 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
November 19, 2019	$0.8255	$68	$18
August 14, 2019	$0.8255	$68	$18
May 15, 2019	$0.8255	$68	$18
February 14, 2019	$0.8255	$68	$18

16.	Unit-Based Compensation
A summary of our phantom unit award activity is as follows:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	1,777,301	$31.89
Granted	1,072,600	27.67
Vested	(414,472)	32.92
Forfeited	(311,417)	31.26
Outstanding at December 31, 2018	2,124,012	29.15
Granted	41,311	29.01
Vested	(126,993)	29.20
Forfeited	(185,364)	28.17
Outstanding at September 30, 2019	1,852,966	$28.89

17.	Segment Reporting
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
The following tables present financial information by segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019				2018
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$4,041	$184		$4,225	$4,450	$212		$4,662
Non motor fuel sales	14	55		69	12	52		64
Lease income	31	6		37	32	3		35
Intersegment sales	430	—	(430)	—	460	29	(489)	—
Total revenue	4,516	245	(430)	4,331	4,954	296	(489)	4,761
Gross profit (1)
Motor fuel	195	22		217	222	25		247
Non motor fuel	10	28		38	7	44		51
Lease	31	6		37	32	3		35
Total gross profit	236	56		292	261	72		333
Total operating expenses	141	34		175	143	31		174
Operating income	95	22		117	118	41		159
Interest expense, net	37	8		45	28	7		35
Income from continuing operations before income taxes	58	14		72	90	34		124
Income tax expense	1	5		6	1	9		10
Income from continuing operations	57	9		66	89	25		114
Loss from discontinued operations, net of income taxes (See Note 4)	—	—		—	—	(2)		(2)
Net income and comprehensive income	$57	$9		$66	$89	$23		$112
Depreciation, amortization and accretion	36	9		45	32	10		42
Interest expense, net	37	8		45	28	7		35
Income tax expense (2)	1	5		6	1	11		12
Non-cash compensation expense	4	—		4	1	3		4
Loss (gain) on disposal of assets and impairment charges	(4)	—		(4)	21	(29)		(8)
Unrealized gain on commodity derivatives	(1)	—		(1)	—	—		—
Inventory adjustments	26	—		26	7	—		7
Equity in earnings of unconsolidated affiliate	—	—		—	—	—		—
Adjusted EBITDA related to unconsolidated affiliate	1	—		1	—	—		—
Other non-cash adjustments	4	—		4	4	—		4
Adjusted EBITDA	$161	$31		$192	$183	$25		$208
Capital expenditures	$32	$15		$47	$21	$9		$30
Total assets as of September 30, 2019 and December 31, 2018, respectively	$4,192	$1,305		$5,497	$3,878	$1,001		$4,879

________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	Includes amounts from discontinued operations for the three months ended September 30, 2018.

	Nine Months Ended September 30,
	2019				2018
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$11,676	$498		$12,174	$11,860	$860		$12,720
Non motor fuel sales	49	168		217	41	265		306
Lease income	94	13		107	82	9		91
Intersegment sales	1,257	48	(1,305)	—	1,271	93	(1,364)	—
Total revenue	13,076	727	(1,305)	12,498	13,254	1,227	(1,364)	13,117
Gross profit (1)
Motor fuel	624	69		693	587	92		679
Non motor fuel	40	91		131	35	134		169
Lease	94	13		107	82	9		91
Total gross profit	758	173		931	704	235		939
Total operating expenses	415	150		565	390	166		556
Operating income	343	23		366	314	69		383
Interest expense, net	108	22		130	74	31		105
Loss on extinguishment of debt and other, net	(3)	—		(3)	109	—		109
Income from continuing operations before income taxes	238	1		239	131	38		169
Income tax expense (benefit)	5	4		9	(1)	40		39
Income (loss) from continuing operations	233	(3)		230	132	(2)		130
Loss from discontinued operations, net of income taxes (See Note 4)	—	—		—	—	(265)		(265)
Net income (loss) and comprehensive income (loss)	$233	$(3)		$230	$132	$(267)		$(135)
Depreciation, amortization and accretion (2)	107	30		137	95	37		132
Interest expense, net (2)	108	22		130	74	33		107
Income tax expense (benefit) (2)	5	4		9	(1)	198		197
Non-cash compensation expense (2)	10	—		10	2	8		10
Loss on disposal of assets and impairment charges (2)	—	46		46	24	34		58
Loss on extinguishment of debt and other, net (2)	(3)	—		(3)	109	20		129
Unrealized gain on commodity derivatives (2)	(4)	—		(4)	—	—		—
Inventory adjustments (2)	(71)	—		(71)	(50)	(1)		(51)
Equity in earnings of unconsolidated affiliate	—	—		—	—	—		—
Adjusted EBITDA related to unconsolidated affiliate	1	—		1	—	—		—
Other non-cash adjustments	12	—		12	10	—		10
Adjusted EBITDA	$398	$99		$497	$395	$62		$457
Capital expenditures (2)	$79	$24		$103	$44	$18		$62
Total assets as of September 30, 2019 and December 31, 2018, respectively	$4,192	$1,305		$5,497	$3,878	$1,001		$4,879
________________________________

(1)	Excludes deprecation, amortization and accretion.

(2)	Includes amounts from discontinued operations for the nine months ended September 30, 2018.

18.	Net Income per Unit
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except units and per unit amounts)
Income from continuing operations	$66	$114	$230	$130
Less:
Distributions on Series A Preferred units	—	—	—	2
Incentive distribution rights	18	18	53	53
Distributions on nonvested phantom unit awards	1	1	5	4
Limited partners’ interest in net income from continuing operations	$47	$95	$172	$71
Loss from discontinued operations	$—	$(2)	$—	$(265)
Weighted average limited partner units outstanding:
Common - basic	82,749,644	82,506,279	82,734,526	84,891,853
Common - equivalents	900,254	578,434	777,595	482,123
Common - diluted	83,649,898	83,084,713	83,512,121	85,373,976
Income from continuing operations per limited partner unit:
Common - basic	$0.57	$1.16	$2.09	$0.84
Common - diluted	$0.57	$1.15	$2.07	$0.83
Loss from discontinued operations per limited partner unit:
Common - basic	$0.00	$(0.03)	$0.00	$(3.12)
Common - diluted	$0.00	$(0.03)	$0.00	$(3.12)

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
Adjusted EBITDA is a non-GAAP financial measure of performance that has limitations and should not be considered as a substitute for net income or other GAAP measures. Please see “Key Measures Used to Evaluate and Assess Our Business” below for a discussion of our use of Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
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
We are managed by Sunoco GP LLC, our General Partner. As of September 30, 2019, Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”), owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.4% of our common units, which constitutes a 28.7% limited partner interest in us.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	75 company-owned and operated retail stores;

•	544 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;

•	6,708 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,557 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
As of September 30, 2019, we operated 75 retail stores. Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments
On July 1, 2019, we entered into a 50% ownership joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ETO will operate the pipeline for the joint venture, which will transport diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. The pipeline had an initial capacity of 30,000 barrels per day and was successfully commissioned in August 2019.
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

•
Adjusted EBITDA. Adjusted EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, allocated non-cash compensation expense, unrealized gains and losses on commodity derivatives and inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges.
Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, read “Key Operating Metrics” below.
We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because:

•	Adjusted EBITDA is used as a performance measure under our revolving credit facility;

•	securities analysts and other interested parties use Adjusted EBITDA as a measure of financial performance; and

•	our management uses Adjusted EBITDA for internal planning purposes, including aspects of our consolidated operating budget, and capital expenditures;
Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income (loss) as a measure of operating performance. Adjusted EBITDA has limitations as an analytical tool, and one should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	it does not reflect interest expense or the cash requirements necessary to service interest or principal payments on our revolving credit facility or term loan;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and

•	as not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.
Adjusted EBITDA reflects amounts for the unconsolidated affiliate based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliate. Adjusted EBITDA related to unconsolidated affiliate excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliate, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliate. We do not control our unconsolidated affiliate; therefore, we do not control the earnings or cash flows of such affiliate. The use of Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliate as an analytical tool should be limited accordingly.

Key Operating Metrics
The following information is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Key operating metrics set forth below are presented as of and for the three and nine months ended September 30, 2019 and 2018 and have been derived from our historical consolidated financial statements.

	Three Months Ended September 30,
	2019				2018
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$4,041	$184	$4,225		$4,450	$212	$4,662
Non motor fuel sales	14	55	69		12	52	64
Lease income	31	6	37		32	3	35
Total revenues	$4,086	$245	$4,331		$4,494	$267	$4,761
Gross profit (1):
Motor fuel sales	$195	$22	$217		$222	$25	$247
Non motor fuel sales	10	28	38		7	44	51
Lease	31	6	37		32	3	35
Total gross profit	$236	$56	$292		$261	$72	$333
Income from continuing operations	57	9	66		89	25	114
Loss from discontinued operations, net of taxes	—	—	—		—	(2)	(2)
Net income and comprehensive income	$57	$9	$66		$89	$23	$112
Adjusted EBITDA (2)	$161	$31	$192		$183	$25	$208
Operating Data:
Motor fuel gallons sold			2,110				2,004
Motor fuel gross profit cents per gallon (3)			11.6	¢			12.7 ¢
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in millions)
Adjusted EBITDA
Fuel distribution and marketing	$161	$183	$(22)
All other	31	25	6
Total Adjusted EBITDA	192	208	(16)
Depreciation, amortization and accretion	(45)	(42)	(3)
Interest expense, net	(45)	(35)	(10)
Non-cash compensation expense	(4)	(4)	—
Gain on disposal of assets and impairment charges	4	8	(4)
Unrealized gain on commodity derivatives	1	—	1
Inventory adjustments	(26)	(7)	(19)
Equity in earnings of unconsolidated affiliate	—	—	—
Adjusted EBITDA related to unconsolidated affiliate	(1)	—	(1)
Other non-cash adjustments	(4)	(4)	—
Income tax expense (1)	(6)	(12)	6
Net income and comprehensive income	$66	$112	$(46)
________________________________

(1)	Includes amounts from discontinued operations for the three months ended September 30, 2018.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following discussion of results compares the operations for the three months ended September 30, 2019 and 2018.
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2019 was $192 million, a decrease of $16 million from the three months ended September 30, 2018. The decrease is primarily attributable to the following changes:

•
a decrease in the gross profit on motor fuel sales of $11 million, primarily due to a one-time benefit of approximately $25 million related to a cash settlement with a fuel supplier recorded for the three months ended September 30, 2018, partially offset by a 5.3% increase in gallons sold for the three months ended September 30, 2019 compared to the three months ended September 30, 2018; and

•	a decrease in non motor fuel sales gross profit of $11 million; partially offset by

•
a decrease in operating costs of $6 million, primarily as a result of lower lease expense and utilities. These expenses include other operating expense, general and administrative expense and lease expense.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $45 million for the three months ended September 30, 2019, an increase of $3 million from the three months ended September 30, 2018. The increase is primarily due to an increase in amortization expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase is primarily attributable to intangible assets related to acquisitions made during fiscal year 2018.
Interest Expense. Interest expense for the three months ended September 30, 2019 was $45 million, an increase of $10 million from the three months ended September 30, 2018. This increase is primarily attributable to an increase in total long-term debt.
Non-Cash Compensation Expense. Non-cash compensation expense was $4 million for the three months ended September 30, 2019 and $4 million for the three months ended September 30, 2018.
Gain on Disposal of Assets and Impairment Charges. Gain on disposal of assets and impairment charges for the three months ended September 30, 2019 was primarily attributable to a $3 million gain on disposal of fixed assets. Gain on disposal of assets and impairment charges for the three months ended September 30, 2018 was primarily attributable to fixed assets disposals and adjustments.
Income Tax Expense. Income tax expense for the three months ended September 30, 2019 was $6 million, a change of $6 million from income tax expense of $12 million for the three months ended September 30, 2018. This change is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries.

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Nine Months Ended September 30,
	2019				2018
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$11,676	$498	$12,174		$11,860	$860	$12,720
Non motor fuel sales	49	168	217		41	265	306
Lease income	94	13	107		82	9	91
Total revenues	$11,819	$679	$12,498		$11,983	$1,134	$13,117
Gross profit (1):
Motor fuel sales	$624	$69	$693		$587	$92	$679
Non motor fuel sales	40	91	131		35	134	169
Lease	94	13	107		82	9	91
Total gross profit	$758	$173	$931		$704	$235	$939
Income (loss) from continuing operations	233	(3)	230		132	(2)	130
Loss from discontinued operations, net of taxes	—	—	—		—	(265)	(265)
Net income (loss) and comprehensive income (loss)	$233	$(3)	$230		$132	$(267)	$(135)
Adjusted EBITDA (2)	$398	$99	$497		$395	$62	$457
Operating Data:
Total motor fuel gallons sold (3)			6,105				5,838
Motor fuel gross profit cents per gallon (3) (4)			10.2	¢			11.1 ¢
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations for the nine months ended September 30, 2018.

(4)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in millions)
Adjusted EBITDA
Fuel distribution and marketing	$398	$395	$3
All other	99	62	37
Total Adjusted EBITDA	497	457	40
Depreciation, amortization and accretion (1)	(137)	(132)	(5)
Interest expense, net (1)	(130)	(107)	(23)
Non-cash compensation expense (1)	(10)	(10)	—
Loss on disposal of assets and impairment charges (1)	(46)	(58)	12
Loss on extinguishment of debt and other, net (1)	3	(129)	132
Unrealized gain on commodity derivatives (1)	4	—	4
Inventory adjustments (1)	71	51	20
Equity in earnings of unconsolidated affiliate	—	—	—
Adjusted EBITDA related to unconsolidated affiliate	(1)	—	(1)
Other non-cash adjustments	(12)	(10)	(2)
Income tax expense (1)	(9)	(197)	188
Net income (loss) and comprehensive income (loss)	$230	$(135)	$365
________________________________

(1)	Includes amounts from discontinued operations for for the nine months ended September 30, 2018.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following discussion of results compares the operations for the nine months ended September 30, 2019 and 2018.
Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2019 was $497 million, an increase of $40 million from the nine months ended September 30, 2018. The increase is primarily attributable to the following changes:

•
a decrease in operating costs of $114 million, primarily as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018 and the conversion of 207 retail sites to commission agent sites during April 2018. These expenses include other operating expense, general and administrative expense and lease expense; partially offset by

•
a decrease in non motor fuel sales gross profit of $50 million, primarily related to lower merchandise gross profit as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018 and the conversion of 207 retail sites to commission agent sites during April 2018; and

•
a decrease in the gross profit on motor fuel sales of $24 million, primarily due to a one-time benefit of approximately $25 million related to a cash settlement with a fuel supplier recorded for the nine months ended September 30, 2018 and a $8 million one-time charge related to a reserve for an open contractual dispute recorded for the nine months ended September 30, 2019; partially offset by a 4.6% increase in gallons sold for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $137 million for the nine months ended September 30, 2019, an increase of $5 million from the nine months ended September 30, 2018. This increase is primarily attributable to an increase in amortization expense. The amortization increase is primarily attributable to intangible assets related to acquisitions made during fiscal year 2018.
Interest Expense. Interest expense for the nine months ended September 30, 2019 was $130 million, an increase of $23 million from the nine months ended September 30, 2018. This increase is primarily attributable to an increase in total long-term debt.
Non-Cash Compensation Expense. Non-cash compensation expense was $10 million for the nine months ended September 30, 2019 and 2018.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges for the nine months ended September 30, 2019 was primarily attributable to a $47 million write-down on assets held for sale and a $3 million loss on disposal of assets related to our ethanol plant in Fulton, New York. Loss on disposal of assets and impairment charges for the nine months ended September 30, 2018 was primarily attributable to the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018.
Loss on extinguishment of debt and other, net. Loss on extinguishment of debt and other for the nine months ended September 30, 2019 was $3 million gain, a change of $132 million loss from the nine months ended September 30, 2018 which was primarily attributable to a $126 million loss recognized from the redemption of our senior notes during the nine months ended September 30, 2018.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2019 was $9 million, a decrease of $188 million from income tax expense of $197 million for the nine months ended September 30, 2018. This change is primarily attributable to the tax impact of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018.
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
As of September 30, 2019, we had $13 million of cash and cash equivalents on hand and borrowing capacity of $1.3 billion under the 2018 Revolver. The Partnership was in compliance with all financial covenants at September 30, 2019. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2019; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows

	For the Nine Months Ended September 30,
	2019	2018
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$294	$275
Investing activities - continuing operations	(116)	(240)
Financing activities - continuing operations	(221)	(2,786)
Discontinued operations	—	2,738
Net decrease in cash and cash equivalents	$(43)	$(13)
Cash Flows Provided by Operating Activities - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $294 million and $275 million for the nine months of 2019 and 2018, respectively. The increase in cash flows provided by operations was primarily due to changes in operating assets and liabilities of $27 million compared to the nine months ended September 30, 2018 and a $8 million decrease in cash basis net income compared to the nine months ended September 30, 2018.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $116 million and $240 million for the first nine months of 2019 and 2018, respectively. Capital expenditures were $103 million and $62 million for the first nine months of 2019 and 2018, respectively. Acquisitions were $5 million and $204 million for the first nine months of 2019 and 2018, respectively.

Cash Flows Used in Financing Activities - Continuing Operations. Net cash used in financing activities was $221 million and $2.8 billion for the first nine months of 2019 and 2018, respectively. During the nine months ended September 30, 2019, we:

•	issued $600 million of 6.000% Senior Notes due 2027;

•	borrowed $1.8 billion and repaid $2.3 billion under our 2018 Revolver to fund daily operations; and

•	paid $262 million in distributions to our unitholders, of which $123 million was paid to ETO.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On October 25, 2019, we declared a quarterly distribution totaling $68 million, or $0.8255 per common unit based on the results for the three months ended September 30, 2019, excluding distributions to Class C unitholders. The declared distribution will be paid on November 19, 2019 to unitholders of record on November 5, 2019.
Capital Expenditures
Included in our capital expenditures for the first nine months of 2019 was $23 million in maintenance capital and $80 million in growth capital. Growth capital relates primarily to dealer supply contracts.
Excluding acquisitions, we currently expect to spend approximately $115 million on growth capital and approximately $40 million on maintenance capital for the full year 2019.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of September 30, 2019, we had $154 million borrowed on the 2018 Revolver compared to $700 million borrowed on the 2018 Revolver at December 31, 2018. Further, as of September 30, 2019, we had $2.8 billion outstanding under our Senior Notes. See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. We had 517 positions, representing 21.7 million gallons, outstanding at September 30, 2019 with an aggregated unrealized loss of $0.3 million.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of September 30, 2019:

	Owned	Leased
Dealer and commission agent sites	627	317
Company-operated retail stores	6	69
Warehouses, offices and other	58	86
Total	691	472
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $154 million outstanding borrowings on the 2018 Revolver as of September 30, 2019. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2019 would be a $2 million change to interest expense. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2019 or 2018.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $18 million at September 30, 2019.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2019, Sunoco LLC held approximately $372 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had 517 positions, representing 21.7 million gallons with an aggregate unrealized loss of $0.3 million outstanding at September 30, 2019.

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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, the Partnership, including certain of its subsidiaries, implemented an enterprise resource planning (“ERP”) system, in order to update existing technology and to integrate, simplify and standardize processes among the Partnership and its subsidiaries. Accordingly, we have made changes to our internal controls to address systems and/ or processes impacted by the ERP implementation. Neither the ERP implementation nor the related control changes were undertaken in response to any deficiencies in the Partnership’s internal control over financial reporting.
Other than as discussed above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in Part I - Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 22, 2019, except as follows:
Applicable Law; Forum, Venue and Jurisdiction
Our partnership agreement is governed by Delaware law. Our partnership agreement requires that any claims, suits, actions or proceedings:
•arising out of or relating in any way to our partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among our limited partners or of our limited partners to us, or the rights or powers of, or restrictions on, our limited partners or us);
•brought in a derivative manner on our behalf;
•asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us or our general partner, or owed by our general partner, to us or the limited partners;
•asserting a claim arising pursuant to any provision of the Delaware Act; or
•asserting a claim governed by the internal affairs doctrine, will be exclusively brought in the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction). By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware in connection with any such claims, suits, actions or proceedings.
Although we believe these provisions will benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against our directors, officers, employees and agents. The enforceability of similar forum selection provisions in other companies’ certificates of incorporation or similar governing documents have been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could find that the forum selection provision contained in our partnership agreement is inapplicable or unenforceable in such action or actions, including with respect to claims arising under the federal securities laws. Limited partners will not be deemed, by operation of the forum selection provision alone, to have waived claims arising under the federal securities laws and the rules and regulations thereunder.
The forum selection provision is intended to apply “to the fullest extent permitted by applicable law” to the above-specified types of actions and proceedings, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the above-specified claims and federal securities claims. However, application of the forum selection provision may in some instances be limited by applicable law. Section 27 of the Exchange Act provides: “The district courts of the United States ... shall have exclusive jurisdiction of violations of [the Exchange Act] or the rules and regulations thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by [the Exchange Act] or the rules and regulations thereunder.” As a result, the forum selection provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. However, Section 22 of the Securities Act provides for concurrent federal and state court jurisdiction over actions under the Securities Act and the rules and regulations thereunder, subject to a limited exception for certain “covered class actions” as defined in Section 16 of the Securities Act and interpreted by the courts. Accordingly, we believe that the forum selection provision would apply to actions arising under the Securities Act or the rules and regulations thereunder, except to the extent a particular action fell within the exception for covered class actions.
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

3.1
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on August 8, 2019.)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1 *	Information Related to ETC M-A Acquisition LLC

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation

101.DEF *	XBRL Taxonomy Extension Definition

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* -	Filed herewith.

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 7, 2019	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Camilla A. Harris
Camilla A. Harris
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)