Form 10-K
period 2019-12-31
Sunoco LP
filed 2020-02-21
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
At June 30, 2019, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $1.7 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 83,017,163 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at February 14, 2020.
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
Overview
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP. In addition to 100% of the limited liability company interests in our General Partner, ETO owns 28,463,967 of our common interests and all of our incentive distribution rights, as of February 14, 2020.

The following simplified diagram depicts our organizational structure as of February 14, 2020.
We are engaged in the distribution of motor fuels to independent dealers, distributors, and other commercial customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. Additionally, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuel. We also operate 75 retail stores located in Hawaii and New Jersey.
As of December 31, 2019, we distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We distributed approximately 8.2 billion gallons of motor fuel during 2019 through our independent dealers, distributors, other commercial customers, retail sites operated by commission agents and retail sites owned and operated by us.
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
Acquisition
On January 18, 2019, we acquired certain convenience store locations from Speedway LLC for approximately $5 million plus working capital adjustments. We subsequently converted the acquired convenience store locations to commission agent locations.
Recent Developments
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas and the J.C. Nolan terminal. ETO operates the pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. The pipeline had an initial capacity of 30,000 barrels per day and was successfully commissioned in August 2019. Our investment in this unconsolidated joint venture was $121 million as of December 31, 2019. In addition, we recorded income on the unconsolidated joint venture of $2 million for the year ended December 31, 2019.
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
On March 14, 2019, we completed a private offering of $600 million in aggregate principal amount of 6.000% senior notes due 2027. We used the proceeds to repay a portion of the outstanding borrowings under our 2018 Revolver. In connection with our issuance of the 2027 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2027 Notes for an issue of registered notes with terms substantively identical to the 2027 Notes and evidencing the same indebtedness as the 2027 Notes on or before March 14, 2020. The exchange offer was completed on July 17, 2019.
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
One of our principal strengths is our relationship with ETO and ET. As of February 14, 2020, ETO owns 100% of the membership interest in our general partner, all of our incentive distribution rights and 34.3% of our common units. Given the significant ownership, we believe ETO and ET will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of each of ETO and ET to facilitate organic growth opportunities and accretive acquisitions from third parties, although neither ETO nor ET is under any obligation to do so.

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
We are the exclusive wholesale supplier of the Sunoco-branded motor fuel, supplying an extensive distribution network of 5,474 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States. We believe we are one of the largest independent motor fuel distributors, by gallons, in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuels, we also distribute other petroleum products such as propane and lubricating oil, and we receive lease income from real estate that we lease or sublease.
During 2019, we purchased motor fuel primarily from independent refiners and major oil companies and distributed it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	75 company-owned and operated retail stores;

•	537 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangements with such operators;

•	6,742 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,581 other commercial customers, including unbranded retail stores, other fuel distributors, school districts and municipalities and other industrial customers.
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
Sales to Contracted Third Parties
We distribute fuel under long-term contracts to branded distributors, branded and unbranded convenience stores, and branded and unbranded retail fuel outlets operated by third parties. 7-Eleven is the only third party dealer or distributor which is individually over 10% of our Fuel Distribution and Marketing segment or individually over 10%, in terms of revenue, of our aggregate business.
Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately ten years with an estimated volume-weighted term remaining of approximately four years.
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
During 2019, our Fuel Distribution and Marketing business distributed fuel to 537 commission agent locations. Under these arrangements, we generally provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent commission agents.
We continually seek to expand through the addition of new branded dealers, distributors and commission agent locations, new unbranded commercial customers, and through acquisitions of contracts for existing independently operated sites from other distributors. We evaluate potential independent site operators based on their creditworthiness and the quality of their sites and operations, including the site’s size and location, projected monthly volumes of motor fuel, monthly merchandise sales, overall financial performance and previous operating experience. We may extend credit to certain dealers based on our credit evaluation process.
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
We also distribute unbranded motor fuel, which we purchase in bulk, on a rack basis based upon prices posted by the refiner at a fuel supply terminal or on a contract basis with the price tied to one or more market indices.
As is typical in the industry, our suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency.
Bulk Fuel Purchases
We purchase motor fuel in bulk and hold it in inventory or transport it via pipeline. To mitigate inventory risk, we use commodity futures contracts or other derivative instruments, which are matched in quantity and timing to the anticipated usage of the inventory. We also blend in various additives, including ethanol and biomass-based diesel.
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
All Other Segment
Our All Other segment includes the Partnership’s retail operations in Hawaii and New Jersey, credit card services, and franchise royalties.

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
Real Estate and Lease Arrangements
As of December 31, 2019, our real estate and lease arrangements are as follows:

	Owned	Leased
Dealer and commission agent sites	623	317
Company-operated retail stores	6	69
Warehouses, offices and other	61	85
Total	690	471
Competition
In the Fuel Distribution and Marketing business, we compete primarily with other independent motor fuel distributors. The markets for distribution of motor fuel and the large and growing retail store industry are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. Significant competitive factors include the availability of major brands, customer service, price, range of services offered and quality of service, among others. We rely on our ability to provide value-added and reliable service and control our operating costs in order to maintain our margins and competitive position.
In the All Other segment, we face strong competition in the market for the sale of retail gasoline and merchandise. Our competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, supermarkets, drugstores, dollar stores, club stores and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. Competition also varies with gasoline and convenience store offerings. The principal competitive factors affecting our retail marketing operations include gasoline and diesel acquisition costs, site location, product price, selection and quality, site appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition. We compete by pricing gasoline competitively, combining our retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns.
Seasonality
Our business exhibits some seasonality due to our customers’ increased demand for motor fuel during the late spring and summer months, as compared to the fall and winter months. Travel, recreation and construction activities typically increase in these months in the geographic areas in which we operate, increasing the demand for motor fuel. Therefore, the volume of motor fuel that we distribute is typically somewhat higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary from period to period.
Working Capital Requirements
Related to our retail store operations, we maintain customary levels of fuel and merchandise inventories and carry corresponding payable balances to suppliers of those inventories. In addition, Sunoco LLC purchases a significant amount of unbranded fuel in bulk and stores it for an extended amount of time. We also have rental obligations related to leased locations. Our working capital needs will typically fluctuate over the medium to long term with the price of crude oil, and over the short term due to the timing of motor fuel tax, sales tax, interest and rent payments.

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
Hazardous Substances and Releases
Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of, our current properties or off-site waste disposal sites.
We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for remediation or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We meet these requirements primarily by maintaining insurance, which we purchase from private insurers.
Environmental Reserves
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $29 million as of December 31, 2019. As of December 31, 2019, we have additional reserves of $67 million that represent our estimate for future asset retirement obligations for underground storage tanks.
Underground Storage Tanks
We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency (“EPA”) has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities, which are intended to promptly detect and investigate any potential releases. We believe we are in compliance in all material respects with requirements applicable to our underground storage tanks.

Air Emissions
The Federal Clean Air Act (the “Clean Air Act”) and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. Under the Clean Air Act and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold, or have applied for, all necessary air permits and that we would be in compliance in all material respects with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.
Various federal, state and local agencies have the authority to prescribe product quality specifications for the motor fuels that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in compliance in all material respects with these regulations.
Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At the federal level, Congress has considered legislation to reduce GHG emissions in the United States. Such federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products. In addition, in May 2016, the EPA issued final standards that would reduce methane emissions from new and modified oil and natural gas production by up to 45% from 2012 levels by 2025. However, in September 2018, the EPA proposed amendments to the 2016 standards that would reduce fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. In August 2019, the EPA proposed two options for rescinding the 2016 standards. Under the EPA’s preferred alternative, the agency would rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for volatile organic compounds (“VOCs”), and relieve the EPA of its obligation to develop guidelines for methane emissions from existing sources. In addition, the proposal would remove from the oil and natural gas category the natural gas transmission and storage segment. The other proposed alternative would rescind the methane requirements applicable to all oil and natural gas sources, without removing any sources from that source category (and still requiring control of VOCs in general)." Various industry and environmental groups have separately challenged both the 2016 standards and the EPA’s attempts to delay their implementation. Moreover, in August 2015, EPA issued final rules outlining the Clean Power Plan (“CPP”), which was developed in accordance with President Obama’s Climate Action Plan announced the previous year. Under the CPP, carbon pollution from power plants must be reduced over 30% below 2005 levels by 2030. However, the current administration under President Trump announced a plan to replace the CPP with a more business-friendly rule, known as the Affordable Clean Energy rule, in August 2018. The EPA finalized the Affordable Clean Energy rule in June 2019.
In December 2015, the United States and 195 other countries reached an agreement (the “Paris Agreement”) during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. In August 2017, the Trump Administration filed formal notice with the United Nations that the United States plans to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or to establish a new framework agreement. The Trump Administrative formally initiated the withdrawal process in November 2019, which would provide for an exit date of November 2020. Whether the United States will adhere to the Paris Agreement’s exit process is, and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are, uncertain at this time. However, any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations.
Many studies have discussed the relationship between GHG emissions and climate change. One consequence of climate change noted in many of these reports is the increased severity of extreme weather, such as increased hurricanes and floods. Such events could adversely affect our operations through water damage, powerful winds or increased costs for insurance. Further, there have been recent efforts by members of the general financial and investment communities, such as investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel market. These entities also have been pressuring lenders to limit financing available to such companies. These efforts may adversely affect the market for our securities and our ability to access capital and financial markets in the future.

Other Government Regulation
The Petroleum Marketing Practices Act, or “PMPA,” is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract, unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements. Additionally, we are subject to state petroleum franchise laws as well as laws specific to gasoline retailers and dealers, including state laws that regulate our relationships with third parties to whom we lease sites and supply motor fuels.
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
Store Operations
Our remaining retail locations are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations related to zoning and building requirements and the preparation and sale of food.
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
Our Employees
We are managed and operated by the board of directors and executive officers of our General Partner, which has sole responsibility for providing us with the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our General Partner or its affiliates. As of December 31, 2019, our General Partner and its affiliates had approximately 2,909 employees, 290 of which are represented by labor unions or associations, performing services for our operations, with appropriate costs allocated to us. We believe that we and our General Partner and its affiliates have a satisfactory relationship with employees. Information concerning the executive officers of our General Partner is contained in “Item 10. Directors, Executive Officers and Corporate Governance.”

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
If our cash flow from operations is insufficient to satisfy our needs, we cannot be certain that we will be able to obtain bank financing or access the capital markets. Further, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the cash distribution rate which could materially decrease our ability to pay distributions. If additional capital resources are unavailable to us, our business, financial condition, results of operations and ability to make distributions could be materially adversely affected.
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
Sales of refined motor fuels account for approximately 97% of our total revenues and 75% of our continuing operations gross profit. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
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
The market for distribution of wholesale motor fuel is highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than us. We rely on our ability to provide value-added, reliable services and to control our operating costs in order to maintain our margins and competitive position. If we fail to maintain the quality of our services, certain of our customers could choose alternative distribution sources and our margins could decrease. While major integrated oil companies have generally continued a strategy of limited direct retail operation and the corresponding wholesale distribution to such sites, such major oil companies could shift from this strategy and decide to distribute their own products in direct competition with us, or large customers could attempt to buy directly from the major oil companies. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
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
We do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 38.0% of the partnership, commission agent or dealer operated retail service stations where we currently control the real estate. We also have rental agreements for certain logistics facilities.  As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Regulations under the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”), the Oil Pollution Act of 1990 (“OPA 90”) and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above ground storage tanks or pipelines.
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
Our business is impacted by the availability of trade credit to fund fuel purchases. An actual or perceived downgrade in our liquidity or operations (including any credit rating downgrade by a rating agency) could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit, or otherwise materially modify their payment terms. Any material changes in our payment terms, including early payment discounts, or availability of trade credit provided by our principal suppliers could impact our liquidity, results of operations and cash available for distribution to our unitholders.
Our future debt levels may impair our financial condition and our ability to make distributions to our unitholders.
We had $3.1 billion of debt outstanding as of December 31, 2019. We have the ability to incur additional debt under our revolving credit facility and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:

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
Changes in LIBOR reporting practices or the method in which LIBOR is determined may adversely affect the market value of our current or future debt obligations, including our revolving credit facility.
As of February 14, 2020, we had outstanding approximately $225 million of debt that bears interest at variable interest rates that use the London Interbank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether any alternative benchmark rate will attain market acceptance as a replacement for LIBOR. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the change from LIBOR to an alternative benchmark rate may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published.
If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which are indexed to LIBOR will be determined using an alternative method, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form or will be determined using an alternative benchmark rate as negotiated with our counterparties. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Alternative benchmark rate(s) may replace LIBOR and could affect our debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any establishment of any alternative benchmark rate(s) and we cannot predict what alternative benchmark rate(s) will be negotiated with our counterparties. Any new benchmark rate will likely not replicate LIBOR exactly, and any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets. Any of these proposals or consequences could have a material adverse effect on our financing costs.
Increases in interest rates could reduce the amount of cash we have available for distributions as well as the relative value of those distributions to yield-oriented investors, which could cause a decline in the market value of our common units.
Approximately $162 million of our outstanding indebtedness as of December 31, 2019 bears interest at variable interest rates. Should those rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
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
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our credit agreement, the indentures governing our senior notes and any future financing agreements may restrict our ability to finance future operations or capital needs, to engage in or expand our business activities or to pay distributions to our unitholders. For example, our credit agreement and the indentures governing our senior notes restrict our ability to, among other things:

•	incur certain additional indebtedness;

•	incur, permit, or assume certain liens to exist on our properties or assets;

•	make certain investments or enter into certain restrictive material contracts;

•	repurchase units; and

•	merge or dispose of all or substantially all of our assets.
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
As of December 31, 2019, our consolidated balance sheet reflected $1.56 billion of goodwill and $646 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles (“GAAP”) require us to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or when events or circumstances occur, indicating that goodwill or indefinite-lived intangible assets might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization. Impairment charges are allowed to be removed from our debt covenant calculations.
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
ETO owns and controls our general partner and appoints all of the officers and directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to ETO. Therefore, conflicts of interest may arise between ETO and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

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
Our partnership agreement requires that we distribute all of our available cash to our unitholders. Our general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves in amounts it determines in its reasonable discretion to be necessary or appropriate. As such, we rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund our acquisitions and expansion capital requirements. To the extent we are unable to finance growth externally, our cash distribution policy may significantly impair our ability to grow.
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
Our partnership agreement limits the forum, venue and jurisdiction of claims, suits, actions or proceedings
Our partnership agreement is governed by Delaware law. Our partnership agreement requires that any claims, suits, actions or proceedings:

•
arising out of or relating in any way to our partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among our limited partners or of our limited partners to us, or the rights or powers of, or restrictions on, our limited partners or us);

•	brought in a derivative manner on our behalf;

•	asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us or our general partner, or owed by our general partner, to us or the limited partners;

•	asserting a claim arising pursuant to any provision of the Delaware Act; or

•	asserting a claim governed by the internal affairs doctrine,
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
The forum selection provision is intended to apply “to the fullest extent permitted by applicable law” to the above-specified types of actions and proceedings, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the above-specified claims and federal securities claims. However, application of the forum selection provision may in some instances be limited by applicable law. Section 27 of the Exchange Act provides: “The district courts of the United States ... shall have exclusive jurisdiction of violations of the Exchange Act or the rules and regulations thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder.” As a result, the forum selection provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. However, Section 22 of the Securities Act provides for concurrent federal and state court jurisdiction over actions under the Securities Act and the rules and regulations thereunder, subject to a limited exception for certain “covered class actions” as defined in Section 16 of the Securities Act and interpreted by the courts.

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
If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our general partner and its affiliates. As of December 31, 2019, ETO and its affiliates held approximately 34.3% of our outstanding common units, which constitutes a 28.6% limited partner interest in us.
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
As of December 31, 2019, ETO owned 28,463,967 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
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
A U.S. federal income tax withholding obligation of 10% of the amount realized is generally imposed upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance have been finalized. Non-U.S. persons should consult a tax advisor before investing in our common units.

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
Our Partnership Interest
As of February 14, 2020, we had outstanding 83,017,163 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and incentive distribution rights (“IDRs”). As of February 14, 2020, ETO directly owned approximately 34.3% of our outstanding common units, which constitutes a 28.6% limited partner ownership interest in us. Our general partner, Sunoco GP LLC, is 100% owned by ETO and owns a non-economic general partner interest in us. ETO also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.503125 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “SUN.” Our common units have been traded on the NYSE since September 20, 2012.
Holders
At the close of business on February 14, 2020, we had fourteen holders of record of our common units and two holders of record of our Class C units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per unit data)
Statement of Income Data:
Total revenues	$16,596	$16,994	$11,723	$9,986	$12,430
Operating income	$464	$345	$229	$145	$252
Income from continuing operations	$313	$58	$326	$56	$156
Net income (loss) from continuing operations per common limited partner unit - basic	$2.84	$(0.25)	$2.13	$(0.32)	$0.91
Net income (loss) from continuing operations per common limited partner unit - diluted	$2.82	$(0.25)	$2.12	$(0.32)	$0.91
Cash distribution per unit	$3.30	$3.30	$3.30	$3.29	$2.89

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data (at period end):
Total assets	$5,438	$4,879	$8,344	$8,701	$8,842
Long-term debt, less current maturities	$3,060	$2,980	$4,284	$4,509	$1,953
Total equity	$758	$784	$2,247	$2,196	$5,263

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuel. We also operate 75 retail stores located in Hawaii and New Jersey.
We are managed by our General Partner. As of December 31, 2019, Energy Transfer Operating, L.P. (“ETO”) owns 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.3% of our common units, which constitutes a 28.6% limited partner interest in us. In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed the previously announced merger of ETP with a wholly‑owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” (“ET”) and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.”
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii, to:

•	75 company-owned and operated retail stores;

•	537 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangement with such operators;

•	6,742 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,581 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
On January 23, 2018, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions to 7-Eleven.
As of December 31, 2019, we operate 75 retail stores. Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas and the J.C. Nolan terminal. ETO operates the pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. The pipeline had an initial capacity of 30,000 barrels per day and was successfully commissioned in August 2019. Our investment in this unconsolidated joint venture was $121 million as of December 31, 2019. In addition, we recorded income on the unconsolidated joint venture of $2 million for the year ended December 31, 2019.
On May 31, 2019, we completed the previously announced divestiture to Attis Industries Inc. (NASDAQ: ATIS) (“Attis”) for the sale of our ethanol plant, including the grain malting operation, in Fulton, New York. As part of the transaction, we entered into a 10-

year ethanol offtake agreement with Attis. Total consideration for the divestiture was $20 million in cash plus certain working capital adjustments.
On March 14, 2019, we completed a private offering of $600 million in aggregate principal amount of 6.000% senior notes due 2027. We used the proceeds to repay a portion of the outstanding borrowings under our 2018 Revolver. In connection with our issuance of the 2027 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2027 Notes for an issue of registered notes with terms substantively identical to the 2027 Notes and evidencing the same indebtedness as the 2027 Notes on or before March 14, 2020. The exchange offer was completed on July 17, 2019.
Acquisition
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
Seasonality
Our business exhibits some seasonality due to our customers’ increased demand for motor fuel during the late spring and summer months, as compared to the fall and winter months. Travel, recreation, and construction activities typically increase in these months, driving up the demand for motor fuel sales. Our gallons sold are typically somewhat higher in the second and third quarters of our fiscal years due to this seasonality. Results of operations may therefore vary from period to period.
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

•
Adjusted EBITDA. Adjusted EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, allocated non-cash unit-based compensation expense, unrealized gains and losses on commodity derivatives and inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, read “Key Operating Metrics” below.
We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because:

•	Adjusted EBITDA is used as a performance measure under our revolving credit facility;

•	securities analysts and other interested parties use Adjusted EBITDA as a measure of financial performance; and

•	our management uses Adjusted EBITDA for internal planning purposes, including aspects of our consolidated operating budget and capital expenditures;

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
Key operating metrics set forth below are presented for the years ended December 31, 2019, 2018 and 2017, and have been derived from our historical consolidated financial statements.

	Year Ended December 31,
	2019				2018
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$15,522	$654	$16,176		$15,466	$1,038	$16,504
Non motor fuel sales	62	216	278		48	312	360
Lease income	131	11	142		118	12	130
Total revenues	$15,715	$881	$16,596		$15,632	$1,362	$16,994
Gross profit (1):
Motor fuel sales	$817	$89	$906		$673	$123	$796
Non motor fuel sales	53	115	168		40	156	196
Lease	131	11	142		118	12	130
Total gross profit	$1,001	$215	$1,216		$831	$291	$1,122
Net income (loss) and comprehensive income (loss) from continuing operations	290	23	313		80	(22)	58
Loss from discontinued operations, net of taxes	—	—	—		—	(265)	(265)
Net income (loss) and comprehensive income (loss)	$290	$23	$313		$80	$(287)	$(207)
Adjusted EBITDA (2)	$545	$120	$665		$554	$84	$638
Operating data:
Motor fuel gallons sold (3)			8,193				7,859
Motor fuel gross profit cents per gallon (3) (4)			10.1	¢			11.4 ¢
_______________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations in 2018.

(4)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in millions)
Adjusted EBITDA
Fuel Distribution and Marketing	$545	$554	$(9)
All Other	120	84	36
Total Adjusted EBITDA	665	638	27
Depreciation, amortization and accretion	(183)	(182)	(1)
Interest expense, net (1)	(173)	(146)	(27)
Non-cash unit-based compensation expense (1)	(13)	(12)	(1)
Loss on disposal of assets and impairment charges (1)	(68)	(80)	12
Loss on extinguishment of debt and other, net (1)	—	(129)	129
Unrealized gain (loss) on commodity derivatives (1)	5	(6)	11
Inventory adjustments (1)	79	(84)	163
Equity in earnings of unconsolidated affiliate	2	—	2
Adjusted EBITDA related to unconsolidated affiliate	(4)	—	(4)
Other non-cash adjustments	(14)	(14)	—
Income tax (expense) benefit (1)	17	(192)	209
Net income (loss) and comprehensive income (loss)	$313	$(207)	$520
_______________________________

(1)	Includes amounts from discontinued operations in 2018.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following discussion of results for 2019 compared to 2018 compares the operations for the years ended December 31, 2019 and 2018, respectively.
Segment Adjusted EBITDA. Total segment adjusted EBITDA for 2019 was $665 million, an increase of $27 million from 2018. The increase is primarily attributable to the following changes:

•
a decrease in operating costs of $143 million, primarily as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018, the conversion of 207 retail sites to commission agent sites during April 2018 and the May 2019 sale of our ethanol plant in Fulton, New York. These expenses include other operating expense, general and administrative expense and lease expense; and

•	an increase in unconsolidated affiliate adjusted EBITDA of $4 million; partially offset by

•
a decrease in non-motor fuel sales gross profit of $44 million, primarily related to lower merchandise gross profit as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018 and the conversion of 207 retail sites to commission agent sites during April 2018; and

•
a decrease in the gross profit on motor fuel sales of $76 million, primarily due to lower fuel margins, a one-time benefit of approximately $25 million related to a cash settlement with a fuel supplier recorded for the year ended December 31, 2018 and a $8 million one-time charge related to a reserve for an open contractual dispute recorded for the year ended December 31, 2019; partially offset by a 4.2% increase in gallons sold for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $183 million in 2019, a slight increase of $1 million from 2018.
Interest Expense. Interest expense was $173 million in 2019, an increase of $27 million from 2018. The increase is primarily attributable to an increase in total long-term debt.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $13 million in 2019, a slight increase of $1 million from 2018.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges was $68 million in 2019, a decrease of $12 million from 2018. The 2019 amount is primarily attributable to a $47 million write-down on assets held for sale and a $21 million loss on disposal of assets related to our ethanol plant in Fulton, New York. The 2018 amount is primarily attributable to the loss on fixed assets driven by the 7-Eleven sale and the $30 million impairment on our contractual rights intangible asset.

Income Tax Expense/(Benefit). Income tax benefit for 2019 was $17 million, a change of $209 million from 2018. The change is primarily due to the taxable gain recognized on the sales of assets to 7-Eleven in 2018.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended December 31,
	2018			2017
	Fuel Distribution and Marketing	All Other	Total	Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$15,466	$1,038	$16,504	$9,333	$1,577	$10,910
Non motor fuel sales	48	312	360	50	674	724
Lease income	118	12	130	77	12	89
Total revenues	$15,632	$1,362	$16,994	$9,460	$2,263	$11,723
Gross profit (1):
Motor fuel sales	$673	$123	$796	$535	$157	$692
Non motor fuel sales	40	156	196	39	288	327
Lease	118	12	130	77	12	89
Total gross profit	$831	$291	$1,122	$651	$457	$1,108
Net income (loss) from continuing operations	80	(22)	58	167	159	326
Loss from discontinued operations, net of taxes	—	(265)	(265)	—	(177)	(177)
Net income (loss) and comprehensive income (loss)	$80	$(287)	$(207)	$167	$(18)	$149
Adjusted EBITDA (2)	$554	$84	$638	$346	$386	$732
Operating data:
Motor fuel gallons sold (3)			7,859			7,947
Motor fuel gross profit cents per gallon (3)(4)			11.4 ¢			15.2 ¢
_______________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes amounts from discontinued operations.

(4)	Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in millions)
Adjusted EBITDA
Fuel Distribution and Marketing	$554	$346	$208
All Other	84	386	(302)
Total Adjusted EBITDA	638	732	(94)
Depreciation, amortization and accretion	(182)	(203)	21
Interest expense, net (1)	(146)	(245)	99
Non-cash unit-based compensation expense (1)	(12)	(24)	12
Loss on disposal of assets and impairment charges (1)	(80)	(400)	320
Loss on extinguishment of debt and other, net (1)	(129)	—	(129)
Unrealized gain (loss) on commodity derivatives (1)	(6)	3	(9)
Inventory fair value adjustment (1)	(84)	28	(112)
Other non-cash adjustment	(14)	—	(14)
Income tax (expense) benefit (1)	(192)	258	(450)
Net income (loss) and comprehensive income (loss)	$(207)	$149	$(356)
_______________________________

(1)	Includes amounts from discontinued operations.

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
Non-Cash Unit-Based Compensation Expense. Non-cash compensation expense was $12 million in 2018, a decrease of $12 million from 2017. The decrease is primarily attributable to additional grants outstanding during the 2017 and severance accrual for certain employees related to the 7-Eleven Transaction recorded in the prior year.
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
As of December 31, 2019, we had $21 million of cash and cash equivalents on hand and borrowing capacity of $1.3 billion under the 2018 Revolver. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2019; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

Cash Flows

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$435	$447	$303
Investing activities - continuing operations	(164)	(469)	(132)
Financing activities - continuing operations	(306)	(2,684)	(339)
Discontinued operations	—	2,734	93
Net increase (decrease) in cash and cash equivalents	$(35)	$28	$(75)
Cash Flows Provided by Operations - Continuing Operations. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent. Net cash provided by operations was $435 million, $447 million, and $303 million for 2019, 2018, and 2017, respectively.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The decrease in cash flows provided by operations was primarily due to decreases in operating assets and liabilities of $41 million, partially offset by, a $29 million increase in cash basis net income compared to the prior year.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The increase in cash flows provided by operations was primarily due to a $161 million increase in cash basis net income compared to the prior year, partially offset by, changes in operating assets and liabilities of $17 million.
Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $164 million , $469 million, and $132 million for 2019, 2018, and 2017, respectively.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net cash used in investing activities included $5 million and $401 million of cash paid for acquisitions in 2019 and 2018, respectively. Capital expenditures were $148 million and $103 million for 2019 and 2018, respectively. Contributions to unconsolidated affiliate were $41 million and $0 million in 2019 and 2018, respectively. Proceeds from disposal of property and equipment were $30 million and $37 million in 2019 and 2018, respectively.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash used in investing activities included $401 million and $0 million of cash paid for acquisitions in 2018 and 2017, respectively. Capital expenditures were $103 million and $103 million for 2018 and 2017, respectively. Proceeds from disposal of property and equipment were $37 million and $10 million in 2018 and 2017, respectively.
Cash Flows Used in Financing Activities - Continuing Operations. Net cash used in financing activities was $306 million, $2,684 million, and $339 million for 2019, 2018, and 2017, respectively.
Year Ended December 31, 2019
During year ended December 31, 2019 we:

•	issued $600 million of 6.000% senior notes due 2027;

•	borrowed $2.4 billion and repaid 3.0 billion under our 2018 Revolver to fund daily operations;

•	paid $353 million in distributions to our unitholders, of which $165 million was paid to ETO.
Year Ended December 31, 2018
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
Year Ended December 31, 2017
During year ended December 31, 2017 we:

•	received $300 million proceeds from issuance of Series A Preferred Units;

•	borrowed $2.7 billion and repaid $2.9 billion under our 2014 Revolver to fund daily operations;

•	paid $431 million in distributions to our unitholders, of which $251 million was paid to ETP and ETE collectively.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On January 27, 2020, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended December 31, 2019, excluding distributions to Class C unitholders. The distribution was paid on February 19, 2020 to all unitholders of record on February 7, 2020.
Cash Flows Provided by (Used in) Discontinued Operations. Cash provided by discontinued operations was $2.7 billion and $93.0 million for 2018 and 2017, respectively. Cash provided by (used in) discontinued operations for operating activities was $(484) million for 2018 and $136 million for 2017. Cash provided by (used in) discontinued operations for investing activities was $3.2 billion for 2018 (related to proceeds from 7-Eleven Transaction) and $(38.0) million for 2017. The change in cash included in current assets held for sale was $11 million for 2018 and $(5) million for 2017.
Capital Expenditures
Included in our capital expenditures for 2019 was $40 million in maintenance capital and $108 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.
We currently expect to spend approximately $45 million in maintenance capital and $130 million in growth capital for the full year 2020.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of December 31, 2019, we had $162 million borrowed on the 2018 Revolver and $2.8 billion outstanding under our Senior Notes. See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions. Our contractual obligations as of December 31, 2019 were as follows:

	Payments Due by Years
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt obligations, including current portion (1)	$3,097	$11	$25	$1,185	$1,876
Interest payments (2)	954	168	336	226	224
Operating lease obligations (3)	1,072	51	94	87	840
Service concession arrangement (4)	379	15	30	32	302
Total	$5,502	$245	$485	$1,530	$3,242
_______________________________

(1)
Payments include required principal payments on our debt, finance lease obligations and sale leaseback obligations (see Note 10 to our Consolidated Financial Statements). Assumes the balance of the 2018 Revolver at December 31, 2019 of $162 million remains outstanding until the 2018 Revolver matures in July 2023.

(2)
Includes interest on outstanding debt, finance lease obligations and sale leaseback financing obligations. Includes interest on the 2018 Revolver balance as of December 31, 2019 and commitment fees on the unused portion of the facility through July 2023 using rates in effect at December 31, 2019.

(3)	Includes minimum rental commitments under non-cancelable leases.

(4)	Includes minimum guaranteed payments under service concession arrangements with New Jersey Turnpike Authority and New York Thruway Authority.

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 0.9 million barrels with an aggregated unrealized gain of $0.6 million outstanding at December 31, 2019.
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
Recent Accounting Pronouncements
See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” for information on recent accounting pronouncements impacting our business, if applicable.
Application of Critical Accounting Policies
We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
At December 31, 2019, we had goodwill recorded in conjunction with past business acquisitions and “push down” accounting totaling $1.6 billion. Under GAAP, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have four reporting units that are appropriate for testing goodwill impairment.
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
During the fourth quarter of 2019, management performed the annual impairment tests on our indefinite-lived intangible assets and goodwill for its reporting units. Impairment testing involved a quantitative assessment for one reporting unit and qualitative assessments for the remaining reporting units. No impairments were identified for the reporting units as a result of these tests.
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
Income Taxes. As a limited partnership, we are generally not subject to state and federal income tax and would therefore not recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through our wholly-owned taxable corporate subsidiary for which we have recognized deferred income tax liabilities and assets. These balances, as well as any income tax expense, are determined through management’s estimations, interpretation of tax laws of multiple jurisdictions and tax planning strategies. If our actual results differ from estimated results due to changes in tax laws, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustments in the future as additional facts become known or as circumstances change.
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
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding borrowings on the 2018 Revolver of $162 million as of December 31, 2019. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 31, 2019 would be to change interest expense by approximately $1.6 million. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the twelve months ended December 31, 2019 and 2018.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $24 million at December 31, 2019.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks and transmix in storage. As of December 31, 2019, Sunoco LLC held approximately $361 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME, and ICE, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. For the 2019 fiscal year, Sunoco LLC maintained an average ten day working inventory. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had a position of 0.9 million barrels with an aggregated unrealized gain of $0.6 million outstanding at December 31, 2019.

Item 8.	Financial Statements and Supplementary Data
See Index to Consolidated Financial Statements at Page F-1.

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
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2019, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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
Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2019, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2019, and our report dated February 21, 2020 expressed an unqualified opinion on those financial statements.
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
February 21, 2020

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interests in our General Partner are solely owned by Energy Transfer Operating, L.P. (“ETO”), a wholly owned subsidiary of Energy Transfer LP (“ET”). Prior to October 19, 2018, the membership interests in our General Partner were solely owned by Energy Transfer Partners, L.L.C., a wholly owned subsidiary of ET. As the sole member of our General Partner, ETO is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner’s limited liability company agreement provides that our General Partner’s Board of Directors (the “Board”) shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2019, the Board consisted of seven persons, three of whom qualify as “independent” under the listing standards of the New York Stock Exchange (“NYSE”) and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE’s listing standards, SEC rules and our governance guidelines are James W. Bryant, Oscar A. Alvarez and Imad K. Anbouba.
As a limited partnership, we are not required by the rules of the NYSE to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that the individuals appointed as directors have experience, skills and qualifications relevant to our business and have a history of service in senior leadership positions with the qualities and attributes required to provide effective oversight of the Partnership. Our Board met four times during fiscal year 2019 and each of our current directors, other than Mr. Alvarez, attended at least 75% of those meetings, and 75% of the meetings of any committees on which they served.
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
Audit Committee
We are required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The current members of the audit committee are James W. Bryant, Oscar A. Alvarez and Imad K. Anbouba, each of whom are independent under the NYSE’s standards and SEC’s rules for audit committee members. In addition, the Board has determined that Mr. Anbouba, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations.
The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The audit committee held four meetings during 2019.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Bryant and includes Mr. Anbouba. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2019, neither Mr. Bryant nor Mr. Anbouba was an officer or employee of affiliates of ET, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Bryant nor Mr. Anbouba is a former employee of affiliates of ET. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The compensation committee held four meetings during 2019.
Code of Ethics
The Board has approved a Code of Business Conduct and Ethics which is applicable to all directors, officers and employees of our General Partner and its affiliates, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Business Conduct and Ethics is available on our website at http://www.sunocolp.com/investors/corporate-governance (under the ‘Investor Relations/Corporate Governance’ tab) and in print without charge to any unitholder who sends a written request to our secretary at our principal executive offices at 8111 Westchester Drive, Suite 400, Dallas, Texas 75225. We intend to post any amendments of this code, or waivers of its provisions applicable to directors or executive officers of our general partner, including its principal executive officer and principal financial officer, at this location on our website.
Corporate Governance Guidelines
The Board has adopted a set of Corporate Governance Guidelines to promote a common set of expectations as to how the Board and its committees should perform their functions. These principles are published on our website at http://www.sunocolp.com/investors/corporate-governance and reviewed by the Board annually or more often as the Board deems appropriate.
Meetings of Non-Management Directors and Communications with Directors
In accordance with our Corporate Governance Guidelines, the Board holds executive sessions of non-management directors not less than twice annually. These meetings are presided over, on a rotating basis, by the chairman of the audit and compensation committees of the Board. Interested parties may contact the chairman of our audit or compensation committee, or our independent or non-management directors individually or as a group, utilizing the contact information set forth on our website at http://www.sunocolp.com/investors/corporate-governance.
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

Name	Age	Position With Our General Partner
Matthew S. Ramsey	64	Chairman of the Board
Joseph Kim	48	President & Chief Executive Officer and Director
Arnold D. Dodderer	51	General Counsel & Assistant Secretary
Karl R. Fails	45	Senior Vice President, Chief Operations Officer
Brian A. Hand	52	Senior Vice President, Chief Development & Marketing Officer
Thomas R. Miller	59	Chief Financial Officer
Oscar A. Alvarez	64	Director
Imad K. Anbouba	65	Director
James W. Bryant	86	Director
Christopher R. Curia	64	Director and Executive Vice President, Human Resources
Thomas E. Long	63	Director
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

Brian A. Hand - Senior Vice President, Chief Development & Marketing Officer. Mr. Hand has served as Senior Vice President, Chief Development & Marketing Officer of our General Partner since February 2018. He is responsible for all aspects of the fuel distribution business, including strategic acquisition and divestment, branded/unbranded wholesale, direct dealers, performance products retail fuel pricing, and sales. Mr. Hand previously held the position of Chief Procurement Officer at various Partnership subsidiaries and also held various other leadership positions during his tenure with the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Hand served in various leadership positions at Hewlett Packard, Blockbuster, Inc. and Cingular Wireless (now AT&T Mobility). He holds a Bachelor’s degree in Accounting and Business Management from Lebanon Valley College and a Master of Business Administration degree from Widener University.
Thomas R. Miller - Chief Financial Officer. Mr. Miller has served as Chief Financial Officer of our General Partner since May 2016. He was formerly the Senior Vice President, Chief Financial Officer and Treasurer of Cleco Corporation and Cleco Power LLC, a position he was appointed to in 2013. Prior to that, Mr. Miller served as Senior Vice President and Chief Financial Officer of Cleco from 2013 to 2014. Mr. Miller joined Cleco Corporation in 2012 as Vice President and Treasurer. Earlier, he served as Senior Vice President and Treasurer of Solar Trust of America from 2010 to 2012 and Vice President of Treasury as Exelon Corporation from 2002 to 2010. Mr. Miller holds a Bachelor of Arts degree from Indiana University and a Master of Business Administration degree from the University of Chicago.
Oscar A. Alvarez - Director. Mr. Alvarez was appointed to the Board in March 2018. Mr. Alvarez serves on our audit committee. Mr. Alvarez served the Republic of Honduras for over 30 years, and was elected as a Representative in the National Congress of Honduras multiple times before retiring from politics in 2018. Over the course of his political career he was appointed to the cabinet position of Secretary of Security in both 2002 and 2010. Prior to this, he assisted with the diplomatic mission of the Honduran Embassy in Washington D.C. as Assistant Defense Attaché. In 1994, Mr. Alvarez entered the private sector and founded Atessa Seguridad S.A., providing turnkey security services for many major banks in the country of Honduras. A veteran of the Honduran Armed Forces, he is a graduate of United States Army Ranger School in Fort Benning, GA and the Special Forces Qualification Course at Fort Bragg, NC. Mr. Alvarez has a bachelor's degree from Texas A&M University, where he was the first cadet to be commissioned into a foreign army. He has also taken graduate courses in International Relations at Johns Hopkins University. Mr. Alvarez was selected to serve on our Board due to his extensive international experience.
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

Thomas E. Long - Director. Mr. Long was appointed to the Board in May 2016. Mr. Long has served as Group Chief Financial Officer of ET’s general partner since February 2016 and as a Director of ET's general partner since April 2019. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner, from November 2016 to July 2017. Mr. Long has served on the board of directors of the general partner of USA Compression Partners, LP since April 2018. Mr. Long previously served as Chief Financial Officer of ETO’s general partner since April 2015 and as Executive Vice President and Chief Financial Officer of Regency Energy Partners LP’s general partner from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, CO. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies. Mr. Long was selected to serve on our Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
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
Delinquent Section 16(a) Reports
Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2019, with the exception of a late filing by each of Messrs. Long and Ramsey and two late filings by Mr. Curia.
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
As is commonly the case for many publicly traded limited partnerships, we do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers. ETO controls our General Partner and ETO owns a significant limited partner interest in us. ETO is controlled by ET, and it is ET, as a result, that will be referenced throughout this Item 11. References to “our officers” and “our directors” refer to the officers and directors of our General Partner.
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2019 fiscal year are the following officers of our General Partner:

Name	Principal Position
Joseph Kim	President and Chief Executive Officer
Thomas R. Miller	Chief Financial Officer
Karl R. Fails	Senior Vice President, Chief Operations Officer
Brian A. Hand	Senior Vice President, Chief Development & Marketing Officer
Arnold D. Dodderer	General Counsel & Assistant Secretary
Our board of directors has established a Compensation Committee to review and make decisions with respect to the compensation determinations of our officers and directors. However, our compensation committee consults with and receive guidance and input, as appropriate, from ET’s compensation committee, ET’s Chairman of the board of directors, and ET’s Executive Vice President and Chief Human Resources Officer to ensure compensation decisions are undertaken consistent with the compensation philosophy and objectives set by ET.
Compensation Philosophy and Objectives
Our compensation philosophy and objectives are substantially the same as those set by ET and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or “at-risk” compensation. We also share ET’s philosophy that executives’ total compensation levels should be competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for our NEOs that provides for an annual base compensation rate slightly below the median market (i.e., approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles designed to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market for similarly situated retail businesses. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted unit and/or restricted phantom unit awards under the LTIP, which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders. As discussed below, our compensation committee the in consultation with our General Partner, and, as applicable ET or the ET Compensation Committee, are responsible for the compensation policies and compensation level of the named executive officers of our General Partner. In this discussion, we refer to our compensation committee as the “Compensation Committee.”
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

Components of Executive Compensation
For the year ended December 31, 2019, the compensation paid to our NEOs consisted of the following components:

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
Methodology
The Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executives, including our NEOs. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, we engage a third-party consultant to provide the compensation committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. During 2019, Longnecker & Associates (“Longnecker”), the independent compensation advisor to ET was again engaged to provide targeted market review and benchmarking for the identified members of the senior leadership team. In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership was reviewed by Longnecker through various metrics in order to recognize the Partnership’s unique structure, including the facts that (i) the Partnership receives certain shared-service support from ET; and (ii) in other functions, the Partnership operates in a manner consistent with an independent publicly-traded organization. As such, Longnecker reviewed certain of our executive officers, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Longnecker considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Longnecker covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate, officer, subsidiary officer or shared service function) given the unique characteristics of our structure.
Following Longnecker’s 2019 review, the Compensation Committee reviewed the information provided, including Longnecker’s specific conclusions and recommended considerations for all compensation going forward. The Compensation Committee considered and reviewed the results of the study performed by Longnecker to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Longnecker’s conclusions and recommendations. In general, Longnecker found that the Partnership is achieving its stated objectives with respect to the “at-risk” approach and targeted level of compensation for our named executive officers.
In addition to the 2019 compensation analysis, Longnecker also provided advice and feedback on certain other matters, including the appropriateness, targets and composition of the annual equity award pools and the annual bonus awards under our bonus plan.
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
During the 2019 merit review process in July, the compensation committee approved base salary increases of 3.5% to each of the named executive officers. Mr. Kim's salary increased to $533,025 from his previous level of $515,000, Mr. Miller's salary increased to $349,664 from his previous level of $337,840, Mr. Hand's salary increased to $319,815 from his previous level of $309,000, and Mr.

Dodderer's salary increased to $309,154 from his previous level of $298,700. In connection with Mr. Fails’ promotion to the position of Chief Operations Officer, he received a base pay increase from $316,725 to $335,000 in recognition of his additional responsibilities in January 2019. Mr. Fails also received a 3.5% merit increase to $346,725 at the same time as the other NEOs.
The 3.5% increase for the named executive officers discussed above reflects base salary increases consistent with the 3.5% annual merit increase pool set for all employees of ET and its employing affiliates for 2019 by the respective compensation committees.
Annual Bonus. In addition to base salary, the Compensation Committee makes a determination whether to award discretionary annual cash bonuses to employees, including following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year.
The Bonus Plan is a discretionary annual cash bonus plan available to all employees, including the named executive officers. The purpose of the Bonus Plan is to reward employees for contributions towards the Partnership’s business goals and to aid in motivating employees. The Bonus Plan is administered by the Compensation Committee and the Compensation Committee has the authority to establish and interpret the rules and regulations relating to the Bonus Plan, to select participants, to determine and approve the size of any actual award amount, to make all determinations, including factual determinations, under the Bonus Plan, and to take all other actions necessary or appropriate for the proper administration of the Bonus Plan.
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
For 2019, the short-term annual cash bonus pool targets for Messrs. Kim, Miller, Fails, Hand and Dodderer were as follows: for Mr. Kim, 130%; and 100% for Messrs. Miller, Fails and Hand and 80% for Mr. Dodderer.
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
In February 2020, the Compensation Committee certified Partnership results to achieve a bonus payout of 100% of the bonus pool, which reflected the achievement of approximately 98.6% of the Adjusted EBITDA Target; 100.3% of the DCF Target and 90.74% of the Departmental Budget Target coming in approximately 10% under total expense budget in respect of 2019 performance under the Bonus Plan. The cash bonuses approved for Messrs. Kim, Miller, Fails, Hand and Dodderer were $680,315, $300,000, $340,000, $313,000 and $242,850, respectively.
In approving the 2019 bonuses of the named executive officers, the compensation committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2019 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2019 performance were materially consistent with their applicable bonus pool targets.
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
For 2019, the annual long-term incentive targets set by the Compensation Committee for the named executive officers were 400% of annual base salary for Mr. Kim; 200% of annual base salary for Messrs. Miller, Fails and Hand, and 150% for Mr. Dodderer. The targets of the named executive officers were the same as the prior year’s targets.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering Sunoco’s modified total unitholder return “(TUR”) performance as measured against the average return of Sunoco’s identified peer group over defined time periods. For purposes of establishing an initial price, we utilize a 60 trading-day trailing weighted average price of Sunoco common units prior to November 1, 2019. This average trading price is then subject to adjustment when our TUR is more than 5% greater or less than that of its identified peer group. If the TUR analysis yields a result that is within 5% percent of its identified peer group, the Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If our TUR is outside of the 5% deviation, the 60 trading day trailing weighted average will be adjusted up or down based on Sunoco’s performance as compared to the identified group. For 2019, the peer group included the following:

PBF Energy	CVR Energy
Delek US Holdings, Inc.	Global Partners LP
Holly Energy Partners, L.P.
For 2019, our TUR outperformed the identified peer group based on the average of the identified three comparison periods: (i) year-to-date 2019, (ii) trailing twelve months, and (iii) full-year 2018. Consequently, the 2019 long-term incentive base price was reduced to increase the total available restricted pool by approximately 2.6%.
In December 2019, the Compensation Committee granted restricted units awards to Messrs. Kim, Miller, Fails, Hand and Dodderer of 69,115 units, 20,000 units, 26,000 units, 23,500 units and 16,000 units, respectively under the 2018 LTIP. In approving the grant of such restricted unit awards, the Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Additionally, in January 2019 the Compensation Committee granted a special one-time award of 24,000 units to Mr. Fails in January 2019 upon his promotion to Chief Operations Officer. Vesting of the 2019 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the partnership as that term is defined under the 2018 LTIP.
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

Sunoco GP LLC 401(k) Plan. Effective December 31, 2018, our previous 401(k) benefit plan, the Sunoco GP LLC 401(k), was merged into the Energy Transfer LP 401(k) Plan (the “ET 401(k) Plan”). The Energy Transfer LP 401(k) Plan (the “ET 401(k) Plan”) is a defined contribution 401(k) plan, which covers substantially all of our employees, including the named executive officers. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.
The Partnership provides a 3% profit sharing contribution to employee 401(k) accounts for all employees with a base compensation below a specified threshold. The contribution is in addition to the 401(k) matching contribution and employees become vested based on years of service.
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
The Sunoco, Inc. Pension Restoration Plan. The Sunoco, Inc. Pension Restoration Plan is a non-qualified plan that provides for certain retirement benefits that otherwise would be provided under the SCIRP, except for the IRS limits. Effective June 30, 2010, Sunoco Inc. froze pension benefits (including accrued and vested benefits) payable under this plan for all salaried employees. None of our current NEOs participate in this plan.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Anbouba and Bryant are the only members of the compensation committee. During 2019, neither Mr. Anbouba nor Mr. Bryant was an officer or employee of affiliates of ET, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Anbouba nor Bryant is a former employee of affiliates of ET.
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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph Kim	2019	$523,319	$2,129,433	$680,315	$—	$15,145	$3,348,212
President and Chief Executive Officer	2018	502,772	1,964,430	719,000	—	15,541	3,201,743
	2017	386,913	897,278	406,259	—	9,884	1,700,334
Thomas R. Miller	2019	343,297	616,200	300,000	—	17,401	1,276,898
Chief Financial Officer and Treasurer	2018	332,542	538,200	365,800	—	17,066	1,253,608
	2017	323,692	524,475	323,692	—	9,430	1,181,289
Karl R. Fails	2019	338,303	1,510,500	340,000	111,532	139,077	2,439,412
Senior Vice President — Chief Operations Officer	2018	311,758	699,660	342,900	(28,110)	16,252	1,342,460

Brian A. Hand	2019	313,992	724,035	313,000	39,837	16,403	1,407,267
Senior Vice President — Chief Development & Marketing Officer	2018	304,154	632,385	334,600	(6,552)	14,764	1,279,351

Arnold D. Dodderer	2019	303,525	492,960	242,850	1,164	15,425	1,055,924
General Counsel

(1)
For comparative purposes, the above table provides a summary of the total compensation for each NEO for each of 2017, 2018 and 2019. In accordance with the terms of our partnership agreement, we reimburse our General Partner and its affiliates for compensation related expenses attributable to the portion of the named executive officer’s time dedicated to providing services to us. For the periods presented, amounts reported herein reflect (i) 100% of the cash compensation expense associated with the NEO’s services and (iii) 100% grant date value of phantom unit awards associated with the services performed by each of the NEOs and directors. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period.

(2)
The amounts reported for unit awards represent the full grant date fair value of restricted units and/or restricted phantom units granted to each of our NEOs, calculated in accordance with the accounting guidance on share-based payments.

(3)
Sunoco LP maintains the Bonus Plan which provides for discretionary bonuses. Awards of discretionary bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis.

(4)
The amounts reflected for 2019 in this column include (i) 401(k) Plan matching contributions made on behalf of the named executive officers of $11,885 for Mr. Kim, $13,239 for Mr. Hand, $12,304 for Mr. Dodderer and $14,000 each for Messrs. Miller and Fails, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Kim, Fails, Hand and Dodderer and $1,000 for Mr. Miller, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers of $1,260 for Mr. Kim, $2,401 for Mr. Miller, $825 for Mr. Fails, $1,163 for Mr. Hand and $1,120 for Mr. Dodderer. Additionally, Mr. Fails received $122,253 of relocation costs for the year ended December 31, 2019.

The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2019, distribution payments in connection with distribution equivalent rights totaled $469,769 for Mr. Kim, $211,328 for Mr. Miller, $330,755 for Mr. Fails, $205,431 for Mr. Hand and $162,326 for Mr. Dodderer.

Grants of Plan-Based Awards in 2019
The table below reflects awards granted to our NEOs under the LTIP during 2019.

Name	Grant Date	Type of Award (1)	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards ($) (1)

Joseph Kim	12/16/2019	Restricted units	69,115	$2,129,433
Thomas R. Miller	12/16/2019	Restricted units	20,000	616,200
Karl R. Fails	12/16/2019	Restricted units	26,000	801,060
	1/23/2019	Restricted units	24,000	709,440
Brian A. Hand	12/16/2019	Restricted units	23,500	724,035
Arnold D. Dodderer	12/16/2019	Restricted units	16,000	492,960

(1)
The restricted units granted in December and January 2019 vest 60% in December 2022 and 2021, respectively, and 40% in December 2024 and 2023, respectively. The reported grant date fair value of stock awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 19–Unit-Based Compensation in our Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Outstanding Equity Awards at December 31, 2019
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2019.

		Unit Awards (1)
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (2)
Joseph Kim	12/16/2019	69,115	$2,114,919
	12/19/2018	73,000	2,233,800
	12/21/2017	31,650	968,490
	12/29/2016	9,100	278,460
	12/16/2015	6,868	210,161
Thomas R. Miller	12/16/2019	20,000	612,000
	12/19/2018	20,000	612,000
	12/21/2017	18,500	566,100
	12/29/2016	7,800	238,680
	5/26/2016	6,000	183,600
Karl R. Fails	12/16/2019	26,000	795,600
	1/23/2019	24,000	734,400
	12/19/2018	26,000	795,600
	12/21/2017	20,500	627,300
	12/29/2016	7,200	220,320
	12/16/2015	3,640	111,384
Brian A. Hand	12/16/2019	23,500	719,100
	12/19/2018	23,500	719,100
	12/21/2017	18,000	550,800
	12/29/2016	5,100	156,060
	12/16/2015	3,328	101,837
Arnold D. Dodderer	12/16/2019	16,000	489,600
	12/19/2018	17,700	541,620
	12/21/2017	15,000	459,000
	12/29/2016	3,420	104,652
	12/16/2015	3,300	100,980

(1)	Common unit awards outstanding vest as follows:
•at a rate of 60% in December 2022 and 40% in December 2024 for awards granted in December 2019;
•at a rate of 60% in December 2021 and 40% in December 2023 for awards granted in December 2018 and January 2019;
•at a rate of 60% in December 2020 and 40% in December 2022 for awards granted in December 2017;
•100% in December 2021 for the remaining outstanding portion of awards granted in December 2016; and
•100% in December 2020 for the remaining outstanding portion of awards granted in May 2016 and December 2015.

(2)	Based on the closing market price of our common units of $30.60 on December 31, 2019.

Units Vested in 2019
The following table provides information regarding the vesting of SUN restricted units and/or restricted phantom units and ET restricted units held by certain of our NEOs during 2019. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Joseph Kim	21,650	$652,748
Thomas R. Miller	11,700	353,808
Karl R. Fails	18,828	569,359
Brian A. Hand	12,286	371,529
Arnold D. Dodderer	9,740	293,661

(1)
Amounts presented represent the number of unit awards vested during 2019 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of Sunoco LP or ET’s respective common units upon the vesting date.

Non-Qualified Deferred Compensation
Our NEOs are eligible to participate, and do participate, in a non-qualified deferred compensation plan administered by ET. The following table provides the voluntary salary deferrals made by the named executive officers in 2019 under the ET NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Joseph Kim	$—	$—	$—	$—	$—
Thomas R. Miller	—	—	—	—	—
Karl R. Fails	85,495	—	111,532	—	604,681
Brian A. Hand	59,459	—	39,837	—	206,827
Arnold D. Dodderer	12,938	—	1,164	—	14,102
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
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2019:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Joseph Kim	Unit Vesting	$5,805,830	$—	$5,805,830	$—
Thomas R. Miller	Unit Vesting	2,212,380	—	2,212,380	—
Karl R. Fails	Unit Vesting	3,284,604	—	3,284,604	—
Brian A. Hand	Unit Vesting	2,246,897	—	2,246,897	—
Arnold D. Dodderer	Unit Vesting	1,695,852	—	1,695,852	—

(1)
The amounts reflected above represent the product of the number of restricted units and/or restricted phantom units that were subject to vesting/restrictions on December 31, 2019 multiplied by the closing price of our common units of $30.60 on that date.

CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Mr. Kim, our President and Chief Executive Officer and the annual total compensation of our employees.
For the 2019 calendar year:

•	The annual total compensation of Mr. Kim, as reported in the Summary Compensation Tables of this Item 11 was $3,348,212; and

•	The median total compensation of the employees supporting our Partnership (other than Mr. Kim) was $92,035.
Based on this information, for 2019 the ratio of the annual total compensation of Mr. Kim to the median of the annual total compensation of the 2,613 employees supporting us as of December 31, 2019 was approximately 36 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:

1.
It was determined that, as of December 31, 2019, the applicable employee populations consisted of 2,613 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2019 that are required to be included in our employee population for the CEO pay ratio evaluation.

2.	To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2019.

3.
We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee”.

4.
Once we identified our median employee, we combined all elements of the employee’s compensation for 2019 resulting in an annual compensation of $92,035. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $9,983 and the employee’s 401(k) matching contribution and profit sharing contribution, as applicable estimated at $4,610 per employee).

5.	With respect to Mr. Kim, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table under this Item 11.

Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. In January 2018, the Board approved modifications to the compensation of the non-employee directors on our Board. For 2019, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $100,000; an annual cash retainer of $15,000 ($25,000 for the chair) for serving on our audit committee; an annual cash retainer of $7,500 ($15,000 for the chair) for serving on our compensation committee; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of restricted units and/or restricted phantom units under the LTIP equal to an aggregate of $100,000 divided by the closing price of SUN units on the date of grant. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board for the first time is entitled to receive 2,500 unvested SUN common units. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
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
The following table provides a summary of compensation paid to each of our current and former non-employee directors (and Messrs. Ramsey, Long and Curia) for 2019 service:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Oscar A. Alvarez	$115,000	$99,991	$—	$—	$214,991
Imad K. Anbouba	132,500	99,991	—	—	232,491
James W. Bryant	130,000	99,991	—	—	229,991
Thomas E. Long (3)	—	600,795	—	—	600,795
Christopher R. Curia (3)	—	492,960	—	—	492,960
Matthew S. Ramsey (3)	—	696,306	—	—	696,306
____________________________________________

(1)	The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee.

(2)
The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2019, calculated in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 19–Unit-Based Compensation in our Notes to Consolidated Financial Statements. As of December 31, 2019, Mr. Alvarez had 6,187 outstanding restricted phantom units, Mr. Anbouba had 6,187 outstanding restricted phantom units, Mr. Bryant had 12,420 outstanding restricted phantom units, Mr. Long had 70,456 outstanding restricted phantom units, Mr. Curia had 64,111 outstanding restricted phantom units and Mr. Ramsey had 47,239 outstanding restricted phantom units.

(3)
Messrs. Long (ET's Chief Financial Officer), Curia (ET's EVP-Chief Human Resources Officer) and Ramsey (ET's Chief Operating Officer), are entitled to receive grants of restricted units and/or restricted phantom units pursuant to the LTIP in recognition of their commitment and contribution to us and our unitholders. The restricted units granted in December 2019 will vest 60% in December 2022 and 40% in December 2024, subject to the terms of the award agreement. The awards of restricted units to Messrs. Long, Curia and Ramsey in respect of their contribution to us represent a portion of their total awards as executive officers of ET and the allocation of such percentage to us is in recognition of the portion of their total time spent on our business.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of common units and Class C units of the Partnership that are issued and outstanding as of February 14, 2020 and held by:

•	each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C units;

•	each director, director nominee and named executive officer of our general partner; and

•	all of our directors and executive officers of our general partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (5)	Percentage of Commons Units Beneficially Owned	Class C Units Beneficially Owned	Percentage of Class C Units Beneficially Owned	Percentage of Common and Class C Units Beneficially Owned
ETO (2)	28,463,967	34.3%	—	—	28.6%
Invesco Ltd. (3)	14,563,058	17.5%	—	—	14.6%
Sunoco Retail LLC	—	—	11,168,667	68.1%	11.2%
Aloha Petroleum Ltd (4)	—	—	5,242,113	31.9%	5.3%
Arnold D. Dodderer	—	*	—	—	*
Karl R. Fails	23,507	*	—	—	*
Brian A. Hand	15,528	*	—	—	*
Joseph Kim	28,507	*	—	—	*
Thomas R. Miller	12,554	*	—	—	*
Oscar A. Alvarez	—	—	—	—	—
Imad K. Anbouba	—	—	—	—	—
James W. Bryant	5,125	*	—	—	*
Christopher R. Curia	25,695	*	—	—	*
Thomas E. Long	16,557	*	—	—	*
Matthew S. Ramsey	2,231	*	—	—	*
All executive officers and directors as a group (twelve persons)	129,704	*	—	—	*
____________________________________________

*	Represents less than 1%.

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

(3)
The information contained in the table and this footnote with respect to Invesco Ltd. is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2020. The business address of the reporting party is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(4)	The address for Aloha is 1001 Bishop Street, Suite 1300, Honolulu, Hawaii 96813.

(5)
Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 14, 2020, there were 83,017,163 common units and 16,410,780 Class C Units deemed to be beneficially owned for purposes of the above table.

The following table sets forth, as of February 14, 2020, the number of common units of ET owned by each of the directors and named executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	ET Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)
Arnold D. Dodderer	—	*
Karl R. Fails	13,161	*
Brian A. Hand	7,440	*
Joseph Kim	12,000	*
Thomas R. Miller	13,000	—
Oscar A. Alvarez	—	—
Imad K. Anbouba	7,416	*
James W. Bryant	239,696	*
Christopher R. Curia	155,608	*
Thomas E. Long	221,560	*
Matthew S. Ramsey	258,213	*
All executive officers and directors as a group (twelve persons)	930,996	*
____________________________________________

*	Represents less than 1%.

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

(3)	As of February 14, 2020, there were 2,689,897,793 common units of ET deemed to be beneficially owned for purposes of the above table.
Equity Compensation Plan Information
As of December 31, 2019, a total of 3,346,096 phantom units had been issued under our long-term incentive plans. Total securities remaining available for issuance under our long-term incentive plans as of December 31, 2019 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	816,097	$—	—
Equity compensation plans not approved by security holders	1,242,374	—	8,752,803
Total	2,058,471	$—	8,752,803
____________________________________________

Item 13.	Certain Relationships, Related Transactions and Director Independence
Transactions with ET and its Affiliates
The following table summarizes the distributions and payments made by us to ETO or its affiliates during 2019.

Transaction	Explanation	Amount/Value

2019 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our general partner in respect of common units and IDRs during 2019.	$165 million

Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our general partner for 2019.	$7 million

Bulk purchases of motor fuel from ETO and its affiliates.	Represents payments made to ETO and its affiliates for bulk motor fuel purchases.	$821 million

Reimbursement to our general partner for certain allocated overhead and other expenses.	Total payment to our general partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations for 2019.	$0.1 million
Other Transactions with Related Persons
Related Party Agreements
Sunoco, LLC (“Sunoco LLC”) and Sunoco Retail LLC (“Sunoco Retail”) have administrative and support services agreements in place pursuant to which a subsidiary of Sunoco Inc. provided certain general and administrative services to Sunoco LLC and Sunoco Retail during 2019. In addition, Sunoco LLC and Sunoco Retail have treasury services agreements for certain cash management activities with Sunoco (R&M), LLC.
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
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP (“Grant Thornton”) for the audit of our annual consolidated financial statements for 2019 and 2018, and fees billed for services rendered by Grant Thornton during the corresponding periods (dollars in millions).

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$2.0	$2.3
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$2.0	$2.3
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
2.1
Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated as of April 6, 2017 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

2.2
Amended and Restated Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 24, 2018)

3.1
Second Amended and Restated Certificate of Limited Partnership Sunoco LP dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

4.1
Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 1, 2016)

4.2
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated January 23, 2018 (incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

4.3
First Supplemental Indenture, dated as of January 24, 2019 by and among Sunoco LP, Sunoco Finance Corp, the subsidiary guarantors party thereto and AMID Refined Products LLC, AMID Caddo LLC, AMID NLR LLC, as guarantors, and U.S, Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.4 of the annual report on Form 10-K filed by the registrant on February 22, 2019)

4.4
Indenture, dated as of March 14, 2019, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653)  filed by the registrant on March 14, 2019)

4.5	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934 - Description of common units*

10.1+
Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.2+
First Amendment to the Susser Petroleum Partners LP 2012 Long Term Incentive Plan, dated November 4 2014 (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 27, 2015)

10.3	Revised Form of Director Indemnification Agreement (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 14, 2014)

10.4+	Form of Phantom Unit Award Agreement (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.5+	Form of Restricted Phantom Unit Agreement (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 14, 2014)

10.6+	Form of Time -Vested Restricted Phantom Unit Award Agreement (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653, filed by the registrant on February 24, 2017)

10.7
Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014)

10.8
Purchase and Sale Agreement, entered into as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014)

10.9
Amendment No.1, entered into as of December 16, 2014, to Purchase and Sale Agreement, dated as of September 25, 2014, by and among Susser Petroleum Property Company LLC, Susser Petroleum Partners LP and Henger BV Inc. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on December 19, 2014)

10.10
Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 23, 2015)

10.11
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 15, 2015)

10.12
Contribution Agreement, dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to limited provisions therein, Energy Transfer Partners, L.P. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015)

10.13
Purchase Agreement, dated April 4, 2016, by and among Sunoco GP LLC, Sunoco LP, Sunoco Finance Corp., certain subsidiaries of Sunoco LP party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named on Schedule A thereto (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 8, 2016)

10.14
Equity Distribution Agreement, dated October 4, 2016, by and between Sunoco LP and RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 4, 2016)

10.15
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, dated as of April 6, 2017 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

10.16
Letter Agreement by and among by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., dated January 8, 2018 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on January 9, 2018)

10.17
Guarantee of Collection, by ETC M-A Acquisition LLC to Sunoco LP and Sunoco Finance Corp., dated January 23, 2018 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.18
Support Agreement, by and among Sunoco, Inc., Sunoco LP, Sunoco Finance Corp. and ETC M-A Acquisition LLC, dated January 23, 2018 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.19
Common Unit Repurchase Agreement, by and among Sunoco LP, Heritage Holdings, Inc. and ETP Holdco Corporation, dated January 24, 2018 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.20
Distribution Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated January 23, 2018 (Incorporated by reference to the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 23, 2018) (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment request filed with the Securities and Exchange Commission)

10.21
First Amendment, dated as of March 29, 2019, to Distributor Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated as of January 23, 2018 (asterisks located within the exhibit denote information which has been redacted) (Incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 9, 2019)

10.22+	Sunoco GP LLC Annual Bonus Plan (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on July 13, 2018)

10.23
Amended and Restated Credit Agreement, dated as of July 27, 2018, among Sunoco LP, as borrower, Bank of America N.A., as administrative agent, collateral agent, swingline lender and an LC issuer, and the lenders party thereto. (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on July 31, 2018)

10.24+	Sunoco LP 2018 Long-term Incentive Plan (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on November 20, 2018)

10.25+	Form of Time Vested Restricted Unit/Phantom Unit Agreement (Incorporated by reference to the annual report on Form 10-K (File number 001-35653) filed by the registrant on February 22, 2019)

10.26+	Form of Heinemann Separation Agreement (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on November 27,2018)

10.27+	Form of Heinemann Consulting Agreement (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by registrant on November 27,2018)

21.1	List of Subsidiaries of the Registrant *

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm *

23.2	Consent of Grant Thornton LLP, independent registered public accounting firm *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

99.1	Information Related to ETC M-A Acquisition LLC *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Joseph Kim
Joseph Kim
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kim	Director, President and Chief Executive Officer	February 21, 2020
Joseph Kim	(Principal Executive Officer)

/s/ Thomas R. Miller	Chief Financial Officer	February 21, 2020
Thomas R. Miller	(Principal Financial Officer)

/s/ Camilla A. Harris	Vice President, Controller and Principal Accounting Officer	February 21, 2020
Camilla A. Harris	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	Chairman of the Board	February 21, 2020
Matthew S. Ramsey

/s/ Thomas E. Long	Director	February 21, 2020
Thomas E. Long

/s/ James W. Bryant	Director	February 21, 2020
James W. Bryant

/s/ Christopher R. Curia	Director	February 21, 2020
Christopher R. Curia

/s/ Imad K. Anbouba	Director	February 21, 2020
Imad K. Anbouba

/s/ Oscar A. Alvarez	Director	February 21, 2020
Oscar A. Alvarez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Change in accounting principle
As discussed in Note 2 to the financial statements, the Partnership has changed its method of accounting for leases due to the adoption of the new leasing standard. The Partnership adopted the new leasing standard by recognizing a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill impairment assessment - retail reporting unit
The Partnership has $269 million of goodwill related to the retail reporting unit, which is included within the All Other segment. The Partnership determined it was necessary to estimate the fair value of the retail reporting unit as of October 1, 2019, the Partnership’s assessment date, to determine whether the fair value was less than the carrying amount. The Partnership engaged a third party valuation firm for the estimation of the fair value of the retail reporting unit. As a result of the assessment performed, and as described further in note 8 to the financial statements, the Partnership concluded the fair value of the retail reporting unit exceeded its carrying value, therefore no impairment was identified for the reporting unit. We identified the estimation of the fair value of the retail reporting unit as a critical audit matter.
The principal consideration for our determination that the estimation of fair value of the retail reporting unit was a critical audit matter is because recent quantitative impairment tests have indicated an insignificant cushion between the fair value and the carrying value of this reporting unit, and that there was a high estimation uncertainty due to significant judgments with respect to assumptions used to project the future cash flows, including growth rates, operating costs, the discount rate and future market conditions, as well as the valuation methodologies applied by the third party valuation firm.
Our audit procedures related to the estimation of the fair value of the retail reporting unit included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the assumptions used to project the future cash flows, the reconciliation of future cash flows prepared by management to the data used in the third party valuation report, management’s review of the discount rate used, and the valuation methodologies applied by the third party valuation firm. In addition to testing the effectiveness of controls, we also performed the following:

•	Utilized an internal valuation specialist to evaluate:

◦	The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing independent calculations,

◦	The calculation of the discount rate by recalculating the weighted average cost of capital, and

◦	The qualifications of the third party firm engaged by the Partnership based on their credentials and experience.

•
Tested the forecasted cash flows by comparing such items to historical operating results of the reporting unit and by assessing the likelihood or capability of the retail reporting unit to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2015.
Dallas, Texas
February 21, 2020

SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except unit data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$21	$56
Accounts receivable, net	399	374
Receivables from affiliates	12	37
Inventories, net	419	374
Other current assets	73	64
Total current assets	924	905

Property and equipment	2,134	2,133
Accumulated depreciation	(692)	(587)
Property and equipment, net	1,442	1,546
Other assets:
Finance lease right-of-use assets, net	29	—
Operating lease right-of-use assets, net	533	—
Goodwill	1,555	1,559

Intangible assets, net	646	708
Other noncurrent assets	188	161
Investment in unconsolidated affiliate	121	—
Total assets	$5,438	$4,879
Liabilities and equity
Current liabilities:
Accounts payable	$445	$412
Accounts payable to affiliates	49	149
Accrued expenses and other current liabilities	219	299
Operating lease current liabilities	20	—
Current maturities of long-term debt	11	5
Total current liabilities	744	865
Operating lease non-current liabilities	530	—
Revolving line of credit	162	700
Long-term debt, net	2,898	2,280
Advances from affiliates	140	24
Deferred tax liability	109	103
Other noncurrent liabilities	97	123
Total liabilities	4,680	4,095
Commitments and contingencies (Note 14)
Equity:
Limited partners:
Common unitholders (82,985,941 units issued and outstanding as of December 31, 2019 and 82,665,057 units issued and outstanding as of December 31, 2018)	758	784
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2019 and December 31, 2018)	—	—
Total equity	758	784
Total liabilities and equity	$5,438	$4,879

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions, except per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Motor fuel sales	$16,176	$16,504	$10,910
Non motor fuel sales	278	360	724
Lease income	142	130	89
Total revenues	16,596	16,994	11,723
Cost of sales and operating expenses:
Cost of sales	15,380	15,872	10,615
General and administrative	136	141	140
Other operating	304	363	375
Lease expense	61	72	81
Loss on disposal of assets and impairment charges	68	19	114
Depreciation, amortization and accretion	183	182	169
Total cost of sales and operating expenses	16,132	16,649	11,494
Operating income	464	345	229
Other expenses (income):
Interest expense, net	173	144	209
Other expense (income), net	(3)	—	—
Equity in earnings of unconsolidated affiliate	(2)	—	—
Loss on extinguishment of debt and other, net	—	109	—
Income from continuing operations before income taxes	296	92	20
Income tax expense (benefit)	(17)	34	(306)
Income from continuing operations	313	58	326
Loss from discontinued operations, net of income taxes	—	(265)	(177)
Net income (loss) and comprehensive income (loss)	$313	$(207)	$149

Net income (loss) per common unit - basic:
Continuing operations	$2.84	$(0.25)	$2.13
Discontinued operations	—	(3.14)	(1.78)
Net income (loss)	$2.84	$(3.39)	$0.35

Net income (loss) per common unit - diluted:
Continuing operations	$2.82	$(0.25)	$2.12
Discontinued operations	—	(3.14)	(1.78)
Net income (loss)	$2.82	$(3.39)	$0.34

Weighted average limited partner units outstanding:
Common units - basic	82,755,520	84,299,893	99,270,120
Common units - diluted	83,551,962	84,820,570	99,728,354

Cash distribution per unit	$3.30	$3.30	$3.30

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Preferred Units - Affiliated	Common Units	Total Equity
Balance at December 31, 2016	$—	$2,196	$2,196
Equity issued under ATM, net	—	33	33
Equity issued to ETE	300	—	300
Cash distribution to unitholders	—	(420)	(420)
Distribution to preferred units	(23)	—	(23)
Unit-based compensation	—	24	24
Other	—	(12)	(12)
Partnership net income	23	126	149
Balance at December 31, 2017	300	1,947	2,247
Common unit repurchase	—	(540)	(540)
Redemption of preferred units	(300)	—	(300)
Cash distribution to unitholders	—	(369)	(369)
Dividend to preferred units	(2)	—	(2)
Unit-based compensation	—	12	12
Cumulative effect of change in revenue recognition accounting principle	—	(54)	(54)
Other	—	(3)	(3)
Partnership net income (loss)	2	(209)	(207)
Balance at December 31, 2018	—	784	784
Cash distribution to unitholders	—	(353)	(353)
Unit-based compensation	—	13	13
Other	—	1	1
Partnership net income	—	313	313
Balance at December 31, 2019	$—	$758	$758

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$313	$(207)	$149
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations, net of taxes	—	265	177
Depreciation, amortization and accretion	183	182	169
Amortization of deferred financing fees	7	6	15
Loss on disposal of assets and impairment charge	68	19	114
Loss on extinguishment of debt and other, net	—	109	—
Other non-cash, net	(3)	—	—
Non-cash unit-based compensation expense	13	12	24
Deferred income tax	6	6	(308)
Inventory valuation adjustment	(79)	85	(24)
Equity in earnings of unconsolidated affiliate	(2)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(44)	201	(1)
Receivables from affiliates	25	15	(131)
Inventories	26	(11)	21
Other assets	(28)	(45)	7
Accounts payable	72	(123)	(44)
Accounts payable to affiliates	(46)	(15)	97
Accrued expenses and other current liabilities	(92)	(55)	(16)
Other noncurrent liabilities	16	3	54
Net cash provided by continuing operating activities	435	447	303
Cash flows from investing activities:
Capital expenditures	(148)	(103)	(103)
Contributions to unconsolidated affiliate	(41)	—	—
Purchase of intangible assets	—	(2)	(39)
Cash paid for acquisitions	(5)	(401)	—
Proceeds from disposal of property and equipment	30	37	10
Net cash used in investing activities	(164)	(469)	(132)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	600	2,200	—
Payments on long-term debt	(9)	(3,450)	(5)
Payments on debt extinguishment costs	—	(93)	—
Revolver borrowings	2,443	2,790	2,653
Revolver repayments	(2,981)	(2,855)	(2,888)
Loan origination costs	(6)	(35)	—
Advances from (to) affiliates	—	—	3
Proceeds from issuance of common units, net of offering costs	—	—	33
Common unit repurchase	—	(540)	—
Issuance (redemption) of preferred units	—	(303)	300
Other cash from financing activities, net	—	(15)	(4)
Distributions to unitholders	(353)	(383)	(431)
Net cash used in financing activities	(306)	(2,684)	(339)
Cash flows from discontinued operations:
Operating activities	—	(484)	136
Investing activities	—	3,207	(38)
Changes in cash included in current assets held for sale	—	11	(5)
Net increase in cash and cash equivalents of discontinued operations	—	2,734	93
Net increase (decrease) in cash and cash equivalents	(35)	28	(75)
Cash and cash equivalents at beginning of period	56	28	103
Cash and cash equivalents at end of period	$21	$56	$28

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of non-cash investing activities:
Note payable to affiliate	$75	$—	$—
Supplemental disclosure of cash flow information:
Interest paid	161	140	209
Income taxes paid (refunded), net	38	501	(1)

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
In connection with the transaction, immediately prior to closing, ETE contributed 2,263,158 of our common units to ETP in exchange for 2,874,275 ETP common units, and contributed 100% of the limited liability company interests in our General Partner and all of our incentive distribution rights to ETP in exchange for 42,812,389 ETP common units. As a result, following the transaction, ETO directly owns our non-economic general partner interest, all of our incentive distribution rights (“IDRs”) and approximately 34.3% of our common units, which constitutes a 28.6% limited partner interest in us as of December 31, 2019.
Effective October 27, 2014, the Partnership changed its name from Susser Petroleum Partners LP (NYSE: SUSP) to Sunoco LP (“SUN,” NYSE: SUN). As used in this document, the terms “Partnership,” “SUN,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and our wholly‑owned subsidiaries. We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We also operate retail stores in Hawaii and New Jersey.
On April 6, 2017, certain subsidiaries of the Partnership (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “7-Eleven Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel,” and, together with 7-Eleven, referred to herein collectively as “Buyers”). On January 23, 2018, we completed the disposition of assets pursuant to the Amended and Restated Asset Purchase Agreement entered by and among Sellers, Buyers and certain other named parties for the limited purposes set forth therein, pursuant to which the parties agreed to amend and restate the 7-Eleven Purchase Agreement to reflect commercial agreements and updates made by the parties in connection with consummation of the transactions contemplated by the 7-Eleven Purchase Agreement. Under the 7-Eleven Purchase Agreement, as amended and restated, we sold a portfolio of 1,030 company operated retail fuel outlets, together with ancillary businesses and related assets to Buyers for approximately $3.2 billion (the “7-Eleven Transaction”). On January 18, 2017, with the assistance of a third-party brokerage firm, we launched a portfolio optimization plan to market and sell 97 real estate assets located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The results of these operations (the real estate optimization assets, together with the 7-Eleven Transaction, the “Retail Divestment”) have been reported as discontinued operations in the consolidated financial statements. See Note 4 for more information related to the 7-Eleven Purchase Agreement and discontinued operations. All other footnotes present results of the continuing operations.
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
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no impact on gross margin, income from operations, net income (loss) and comprehensive income (loss), or the balance sheets or statements of cash flows.

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
Segment Reporting
We operate our business in two primary operating segments, Fuel Distribution and Marketing and All Other, both of which are included as reportable segments. Our Fuel Distribution and Marketing segment sells motor fuel to our All Other segment and external customers. Our All Other segment includes the Partnership’s credit card services, franchise royalties, and its retail operations in Hawaii and New Jersey.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $24 million for the years ended December 31, 2019, 2018, and 2017.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of assets, estimated to be forty years for buildings, three to fifteen years for equipment and thirty years for storage tanks. Assets under finance leases are depreciated over the life of the corresponding lease.
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
Long-Lived Assets and Assets Held for Sale
Long-lived assets are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If such indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss on disposal of assets and impairment charge in the Consolidated Statements of Operations and Comprehensive Income (Loss) for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows.
Properties that have been closed and other excess real property are recorded as assets held and used, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and included in other current assets. We had no assets classified as assets held for sale as of December 31, 2019 or 2018.
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
Indefinite-lived intangible assets are composed of certain tradenames, and liquor licenses which are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each asset’s fair value to its book value. Management first determines qualitatively whether it is more likely than not that an indefinite‑lived asset is impaired. If management concludes that it is more likely than not that an indefinite-lived asset is impaired, then its fair value is determined by using the discounted cash flow model based on future revenues estimated to be derived in the use of the asset.
Other Intangible Assets
Other finite-lived intangible assets consist of supply agreements, customer relations, non-competes, and loan origination costs. Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment only if and when circumstances warrant. Determination of an intangible asset’s fair value and estimated useful life are based on an analysis of pertinent factors including (1) the use of widely-accepted valuation approaches, such as the income approach or the cost approach, (2) the expected use of the asset by the Partnership, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and remaining useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust its amortization period to reflect a new estimate of its useful life. Any write‑down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.
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
Long-lived assets related to Asset Retirement Obligations aggregated $20 million and $11 million, and were reflected as property and equipment, net on our Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.
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

Revenue Recognition
Revenues from motor fuel is recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. The Partnership charges wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through PropCo, our wholly-owned corporate subsidiary, we sell motor fuel to customers on a commission agent basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the end customer. In our Fuel Distribution and Marketing segment, we derive additional income from lease income, propane and lubricating oils, and other ancillary product and service offerings. In our All Other segment, we derive other income from merchandise, lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, and other ancillary product and service offerings. We record revenue from other retail transactions on a net commission basis when a product is sold and/or services are rendered.
Lease Income
Lease income from operating leases is recognized on a straight-line basis over the term of the lease.
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
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $386 million, $370 million and $234 million, for the years ended December 31, 2019, 2018 and 2017, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Deferred Branding Incentives
We receive payments for branding incentives related to fuel supply contracts. Unearned branding incentives are deferred and amortized on a straight-line basis over the term of the agreement as a credit to cost of sales.
Lease Accounting
At the inception of each lease arrangement, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify lease assets as operating or finance leases under Topic 842. The Partnership has elected not to record any leases with terms of 12 months or less on the balance sheet.
Balances related to operating leases are included in operating lease ROU assets, accrued and other current liabilities, operating lease current liabilities and non-current operating lease liabilities in our consolidated balance sheets. Finance leases represent a small portion of the active lease agreements and are included in finance lease ROU assets, current maturities of long-term debt and long-term debt, less current maturities in our consolidated balance sheets. The ROU assets represent the Partnership’s right to use an underlying asset for the lease term and lease liabilities represent the obligation of the Partnership to make minimum lease payments arising from the lease for the duration of the lease term.
The Partnership leases a portion of its properties under non-cancelable operating leases, whose initial terms are typically five to fifteen years, with options permitting renewal for additional periods. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or greater. The exercise of lease renewal options is typically at the sole discretion of the Partnership and lease extensions are evaluated on a lease-by-lease basis. Leases containing early termination clauses typically require the agreement of both parties to the lease. At the inception of a lease, all renewal options reasonably certain to be exercised are considered when determining the lease term. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term.
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable. Presently, because many of our leases do not provide an implicit rate, the Partnership applies its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of minimum lease payments. The operating and finance lease ROU assets include any lease payments made and exclude lease incentives.

Minimum rent is expensed on a straight-line basis over the term of the lease, including renewal periods that are reasonably assured at the inception of the lease. The Partnership is typically responsible for payment of real estate taxes, maintenance expenses, and insurance. The Partnership also leases certain vehicles, and such leases are typically less than five years.
For short-term leases (leases that have term of twelve months or less upon commencement), lease payments are recognized on a straight-line basis and no ROU assets are recorded.
Earnings Per Unit
In addition to limited partner units, we have identified incentive distribution rights (“IDRs”) as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the First Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, distributions on Series A Preferred Units and nonvested phantom unit awards, by the weighted-average number of outstanding common units.
Unit-based Compensation
Under the LP 2012 Long-Term Incentive Plan (the “2012 LTIP”) and the Sunoco LP 2018 Long-Term Incentive Plan (the “2018 LTIP”), various types of awards may be granted to employees, consultants, and directors of our General Partner who provide services for us. Compensation expense related to outstanding awards is recognized over the vesting period based on the grant-date fair value. The grant-date fair value is determined based on the market price of our common units on the grant date. We amortize the grant-date fair value of these awards over their vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2019, 2018, and 2017, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. These corporate subsidiaries include Sunoco Property Company LLC (“PropCo”) and Aloha. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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

Change in Accounting Principles
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
The Partnership elected the modified retrospective approach to adopt Topic 842. This approach involved recognition of an opening cumulative catch-up adjustment to the balance sheet in the period of adoption, January 1, 2019. We have completed a detailed review of contracts representative of our business and assessed the terms under the new standard. Adoption of the standard had a material impact on our consolidated balance sheet, but did not have a material impact on our consolidated statements of operations and comprehensive income or consolidated cash flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.
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
The cumulative effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of ASU No. 2016-02 was as follows:

Classification	Balance at December 31, 2018	Adjustments Due to Topic 842	Balance at January 1, 2019
	(in millions)
Assets
Property and equipment, net	$1,546	$(1)	$1,545
Lease right-of-use assets	—	548	548
Liabilities
Accrued expenses and other current liabilities	299	(1)	298
Current maturities of long term debt	5	1	6
Operating lease current liabilities	—	25	25
Long term debt, net	2,280	6	2,286
Operating lease non-current liabilities	—	528	528
Other non-current liabilities	123	(12)	111

3.	Acquisitions and Divestment
Speedway Acquisition
On January 18, 2019, we acquired certain convenience store locations from Speedway LLC for approximately $5 million plus working capital adjustments. We subsequently converted the acquired convenience store locations to commission agent locations.
Fulton Divestment
On May 31, 2019, we completed the previously announced divestiture to Attis Industries Inc. (NASDAQ: ATIS) (“Attis”) for the sale of our ethanol plant, including the grain malting operation, in Fulton, New York. As part of the transaction, we entered into a 10-year ethanol offtake agreement with Attis. Total consideration for the divestiture was $20 million in cash plus certain working capital adjustments. Pursuant to the offtake agreement wherein Attis sells ethanol to Sunoco, Attis is responsible for remitting taxes related to such sales to the state of New York. Should Attis fail to remit such taxes, under New York law, we could be held jointly and severally liable for any unremitted portions for sales that occurred through February 4, 2020. Our current estimate of the net cash exposure for the potential liability is $8 million as of December 31, 2019, which was expensed during the year ended December 31, 2019.
Other Acquisitions
The following is a summary of the allocation of the purchase price paid to the fair values of the net assets, net of cash acquired, of our acquisitions during 2018 (in millions):

	AMID	Schmitt	BRENCO	Sandford	Superior	7-Eleven
Current assets	$3	$4	$2	$37	$19	$4
Property and equipment	41	20	7	13	20	20
Intangible assets	40	16	12	36	12	—
Goodwill	43	6	5	31	10	30
Other noncurrent assets	2	—	—	—	—	—
Current liabilities	(2)	—	—	(13)	(1)	—
Deferred tax liabilities	—	—	—	(11)	—	—
Other noncurrent liabilities	—	—	—	—	(2)	—
Total	$127	$46	$26	$93	$58	$54

On December 20, 2018, we completed the acquisition of the refined products terminalling business from American Midstream Partners, LP (NYSE: AMID) for approximately $127 million inclusive of working capital adjustments. The refined products terminalling business consists of terminals located in Texas and Arkansas with a combined 21 tanks, approximately 1.3 million barrels of storage capacity and approximately 77,500 barrels per day of total throughput capacity. The acquisition increased goodwill by $43 million, which is deductible for tax purposes.
On December 18, 2018, we completed the acquisition of the wholesale fuel distribution business from Schmitt Sales, Inc. (“Schmitt”) for approximately $46 million inclusive of working capital adjustments. The acquired wholesale fuels business distributes approximately 180 million gallons of fuel annually across a network of dealer and commission agent-operated locations in the Upstate New York and Pennsylvania markets. The acquisition increased goodwill by $6 million.
On October 16, 2018, we completed the acquisition of BRENCO Marketing Corporation’s fuel distribution business (“BRENCO”) for approximately $26 million inclusive of working capital adjustments. The acquired wholesale fuels business distributes approximately 95 million gallons of fuel annually across a network of approximately 160 dealer and commission agent-operated locations and 100 commercial accounts in Central and East Texas. The acquisition increased goodwill by $5 million.
On August 1, 2018, we completed the acquisition of the equity interests of Sandford Energy, LLC, Sandford Transportation, LLC and their respective subsidiaries (“Sandford”) for approximately $93 million inclusive of working capital and other adjustments. The acquired wholesale fuels business distributes approximately 115 million gallons of fuel annually to exploration, drilling and oil field services customers, primarily in basins in Central and West Texas and Oklahoma. The acquisition increased goodwill by $31 million, which is not deductible for tax purposes.
On April 25, 2018, we completed the acquisition of wholesale fuel distribution assets and related terminal assets from Superior Plus Energy Services, Inc. (“Superior”) for approximately $58 million inclusive of working capital adjustments. The assets consist of a network of approximately 100 dealers, several hundred commercial contracts and three terminals, which are connected to major pipelines serving the Upstate New York market. The acquisition increased goodwill by $10 million.
On April 2, 2018, we completed the acquisition of 26 retail fuel outlets from 7-Eleven and SEI Fuel (“7-Eleven Purchase”) for approximately $54 million, inclusive of working capital adjustment. We subsequently converted the acquired stations from company-operated sites to commission agent locations. The acquisition increased goodwill by $30 million.

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
In connection with the closing of the transactions contemplated by the 7-Eleven Purchase Agreement, we entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018 (the “Supply Agreement”), with 7-Eleven and SEI Fuel. The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement. For the period from January 1, 2018 through January 22, 2018, and the year ended December 31, 2017, we recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million and $3.2 billion, respectively, that were eliminated in consolidation. We received payments on trade receivables from 7-Eleven of $3.7 billion and $3.4 billion during the years ended December 31, 2019 and 2018, respectively, subsequent to the closing of the sale.
The Partnership concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the Retail Divestment as discontinued operations. See Note 1 for further information regarding the Retail Divestment.
As a result of the 7-Eleven Transaction, the Partnership recorded transaction costs of $3 million during 2018, and recorded transaction costs of $37 million and unit-based compensation of $6 million during 2017.
The Partnership recorded a $4 million impairment charge to property and equipment during 2017 as a result of the effects of Hurricane Harvey on the Partnership’s retail operations within discontinued operations.
The Partnership had no assets or liabilities associated with discontinued operations as of December 31, 2019 or 2018. There were no results of operations associated with discontinued operations for the year ended December 31, 2019.
The results of operations associated with discontinued operations are presented in the following table:

	Year Ended December 31,
	2018	2017
	(in millions)
Revenues:
Motor fuel sales	$256	$5,137
Non motor fuel sales (1)	93	1,827
Total revenues	349	6,964
Cost of sales and operating expenses:
Cost of sales	305	5,806
General and administrative	7	168
Other operating	57	707
Rent	4	56
Loss on disposal of assets and impairment charge	61	286
Depreciation, amortization and accretion expense	—	34
Total cost of sales and operating expenses	434	7,057
Operating loss	(85)	(93)
Interest expense, net	2	36
Loss on extinguishment of debt and other, net	20	—
Loss from discontinued operations before income taxes	(107)	(129)
Income tax expense	158	48
Loss from discontinued operations, net of income taxes	$(265)	$(177)

_______________________________

(1)	Non motor fuel sales includes merchandise sales totaling $89 million and $1.8 billion for the years ended December 31, 2018 and 2017, respectively.

5.	Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Accounts receivable, trade	$337	$299
Credit card receivables	29	49
Vendor receivables for rebates and branding	19	1
Other receivables	16	27
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$399	$374

6.	Inventories, net
Inventories, net consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Fuel	$412	$363
Other	7	11
Inventories, net	$419	$374

7.	Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Land	$515	$518
Buildings and leasehold improvements	754	727
Equipment	830	810
Construction in progress	35	78
Total property and equipment	2,134	2,133
Less: accumulated depreciation	692	587
Property and equipment, net	$1,442	$1,546

Depreciation expense on property and equipment was $121 million, $129 million and $102 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8.	Goodwill and Other Intangible Assets
Goodwill
Goodwill balances and activity for the years ended December 31, 2019 and 2018 consisted of the following:

	Segment
	Fuel Distribution and Marketing	All Other	Consolidated
	(in millions)
Balance at December 31, 2017	$752	$678	$1,430
Goodwill related to 7-Eleven Purchase	30	—	30
Goodwill related to Superior acquisition	10	—	10
Goodwill related to Sandford acquisition	31	—	31
Goodwill related to BRENCO Acquisition	5	—	5
Goodwill related to AMID acquisition	44	—	44
Goodwill related to Schmitt acquisition	9	—	9
Balance at December 31, 2018	881	678	1,559
Goodwill adjustment related to AMID acquisition	(1)	—	(1)
Goodwill adjustment related to Schmitt acquisition	(3)	—	(3)
Balance at December 31, 2019	$877	$678	$1,555

Goodwill represents the excess of the purchase price of an acquired entity over the amounts allocated to the assets acquired and liabilities assumed in a business combination. During the year ended December 31, 2019, we performed our final evaluation of the 7-Eleven Purchase, AMID, Schmitt, BRENCO, Sandford and Superior acquisitions’ purchase accounting analyses with the assistance of a third party valuation firm. Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized in accordance with ASC 350-20-35 “Goodwill - Subsequent Measurements”.

During 2017, management performed goodwill impairment testing on its reporting units included in assets held for sale resulting in impairment charges of $387 million. Of this amount, $102 million was allocated to the sites reclassified to continuing operations in the fourth quarter within the retail and Stripes reporting units. Once allocated, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the retail or Stripes reporting units as a result of these tests. During 2018 and 2019, management performed goodwill impairment testing on its reporting units. No goodwill impairment was identified for the reporting units as a result of these tests.
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
Other Intangibles
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$295	$—	$295
Liquor licenses	12	—	12	12	—	12
Finite-lived
Customer relations including supply agreements	580	252	328	579	198	381
Favorable leasehold arrangements, net (1)	—	—	—	10	3	7
Loan origination costs (2)	9	3	6	9	1	8
Other intangibles	10	5	5	10	5	5
Intangible assets, net	$906	$260	$646	$915	$207	$708

_______________________________

(1)	As a part of ASC 842, favorable leasehold arrangements were reclassed to adjust the operating lease right-of-use asset.

(2)	Loan origination costs are associated with the Revolving Credit Agreement, see Note 10 for further information.
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
During the fourth quarter of 2017, 2018 and 2019, we performed the annual impairment tests on our indefinite-lived intangible assets. We recognized impairment charges of $13 million and $4 million on our contractual rights and liquor licenses, respectively, in 2017; $30 million of impairment charge on our contractual rights in 2018, primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded; and no impairment in 2019.
Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $56 million, $43 million and $61 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Customer relations and supply agreements have a remaining weighted-average life of approximately 9 years. Other intangible assets have a remaining weighted-average life of approximately 5 years. Loan origination costs have a remaining weighted-average life of approximately 4 years.
As of December 31, 2019, the Partnership’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years and thereafter for finite-lived intangibles is as follows (in millions):

	Amortization	Interest
2020	$57	$2
2021	53	2
2022	44	1
2023	38	1
2024	28	—
Thereafter	113	—
Total	$333	$6

9.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Wage and other employee-related accrued expenses	$32	$41
Accrued tax expense	42	91
Accrued insurance	27	31
Accrued interest expense	57	47
Dealer deposits	23	18
Accrued environmental expense	6	6
Other	32	65
Total	$219	$299

10.	Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Sale leaseback financing obligation	$103	$107
2018 Revolver	162	700
4.875% Senior Notes Due 2023	1,000	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	—
5.875% Senior Notes Due 2028	400	400
Finance leases	32	1
Total debt	3,097	3,008
Less: current maturities	11	5
Less: debt issuance costs	26	23
Long-term debt, net of current maturities	$3,060	$2,980

At December 31, 2019, scheduled future debt principal maturities are as follows (in millions):

2020	$11
2021	12
2022	13
2023	1,175
2024	10
Thereafter	1,876
Total	$3,097

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
As of December 31, 2019, the balance on the 2018 Revolver was $162 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at December 31, 2019 was $1.33 billion. The weighted average interest rate on the total amount outstanding at December 31, 2019 was 3.75%. The Partnership was in compliance with all financial covenants at December 31, 2019.
Sale Leaseback Financing Obligation
On April 4, 2013, Southside Oil, LLC (“Southside”), a subsidiary of the Partnership, completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As Southside did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in current and long-term debt and the balance outstanding as of December 31, 2019 was $103 million.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of December 31, 2019, is estimated to be approximately $3.2 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

11.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Reserve for underground storage tank removal	$67	$54
Accrued environmental expense, long-term	23	29
Unfavorable lease liability (1)	—	16
Others	7	24
Total	$97	$123

_______________________________

(1)	As a part of ASC 842, unfavorable lease liabilities were reclassed to adjust the operating lease right-of-use asset.
We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
	(in millions)
Balance at beginning of year	$54	$41
Liabilities incurred	12	4
Liabilities settled	(1)	(1)
Accretion expense	2	10
Balance at end of year	$67	$54

12.	Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel.
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ETO operates the J. C. Nolan pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. Our investment in this unconsolidated joint venture was $121 million as of December 31, 2019. In addition, we recorded income on the unconsolidated joint venture of $2 million for the year ended December 31, 2019.
Summary of Transactions
Related party transactions with affiliates for the years ended December 31, 2019, 2018, and 2017 were as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Motor fuel sales to affiliates	$7	$33	$55
Bulk fuel purchases from affiliates	$821	$1,947	$2,416

Included in the bulk fuel purchases above are purchases from PES, which constituted 8.3% and 19.6% of our total cost of sales for the years ended December 31, 2018 and 2017, respectively.
Additional significant affiliate activity related to the Consolidated Balance Sheets are as follows:

•
Net advances from affiliates were $140 million and $24 million at December 31, 2019 and 2018, respectively. Advances to and from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with ETO.

•	Net accounts receivable from affiliates were $12 million and $37 million at December 31, 2019 and 2018, respectively, which are primarily related to motor fuel sales to affiliates.

•	Net accounts payable to affiliates were $49 million and $149 million as of December 31, 2019 and 2018, respectively, attributable to operational expenses and bulk fuel purchases.

13.	Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Year Ended December 31,
	2019	2018
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$3,542	$3,639
Distributor	7,645	7,873
Unbranded Wholesale	2,729	2,577
Commission Agent	1,606	1,377
Non motor fuel sales	62	48
Lease income	131	118
Total	15,715	15,632
All Other Segment
Motor fuel	654	1,038
Non motor fuel sales	216	312
Lease income	11	12
Total	881	1,362
Total Revenue	$16,596	$16,994

Fuel Distribution and Marketing Revenue
The Partnership’s Fuel Distribution and Marketing operations earn revenue from the following channels: sales to Dealers, sales to Distributors, Unbranded Wholesale revenue, Commission Agent revenue, Non motor fuel sales, and Lease income. Motor fuel revenue consists primarily of the sale of motor fuel under supply agreements with third party customers and affiliates. Fuel supply contracts with our customers generally provide that we distribute motor fuel at a formula price based on published rates, volume-based profit margin, and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, the Partnership estimates the variable consideration amount and factors in such an estimate to determine the transaction price under the expected value method.
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
The Partnership receives lease income from leased or subleased properties. Revenues from leasing arrangements for which we are the lessor are recognized ratably over the term of the underlying lease.

All Other Revenue
The Partnership’s All Other operations earn revenue from the following channels: Motor fuel sales, Non motor fuel sales, and Lease income. Motor fuel sales consist of fuel sales to consumers at company-operated retail stores. Non motor fuel sales includes merchandise revenue that comprises the in-store merchandise and foodservice sales at company-operated retail stores, and other revenue that represents a variety of other services within our All Other segment including credit card processing, car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. Revenue from All Other operations is recognized when (or as) the performance obligations are satisfied (i.e. when the customer obtains control of the good or the service is provided).
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
The Partnership recognizes a contract liability if the customer’s payment of consideration precedes the Partnership’s fulfillment of the performance obligations. We maintain some franchise agreements requiring dealers to make one-time upfront payments for long-term license agreements. The Partnership recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license.
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
The balances of the Partnership’s contract assets and contract liabilities as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018	Increase/ (Decrease)
	(in millions)
Contract Balances
Contract Asset	$117	$75	$42
Accounts receivable from contracts with customers	$366	$348	$18
Contract Liability	$—	$1	$(1)

The amount of revenue recognized in the years ended December 31, 2019 and 2018 that was included in the contract liability balance at the beginning of each period was $0.4 million and $0.6 million, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
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
The Partnership distributes fuel under long-term contracts to branded distributors, branded and unbranded third party dealers, and branded and unbranded retail fuel outlets. Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately ten years, with an estimated, volume-weighted term remaining of approximately four years.
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
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized in the years ended December 31, 2019 and 2018 was $17 million and $14 million, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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

•
Measurement of transaction price - The Partnership has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Partnership from a customer (i.e., sales tax, value added tax, etc.).

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
Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 year to 20 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally many leases contain early termination clauses, however early termination typically requires the agreement of both parties to the lease. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. At this time, the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term.
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
The components of lease expense consisted of the following:

Lease cost	Classification	Year Ended December 31, 2019
		(in millions)
Operating lease cost	Lease expense	$53
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	4
Interest on lease liabilities	Interest expense	1
Short term lease cost	Lease expense	3
Variable lease cost	Lease expense	5
Sublease income	Lease income	(43)
Net lease cost		$23

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	25
Finance leases	5
Weighted-average discount rate (%)
Operating leases	6%
Finance leases	5%

Other information	Year Ended December 31, 2019
(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(52)
Operating cash flows from finance leases	$(1)
Financing cash flows from finance leases	$(4)
Leased assets obtained in exchange for new finance lease liabilities	$28
Leased assets obtained in exchange for new operating lease liabilities	$20

Maturities of lease liabilities as of December 31, 2019 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(in millions)
2020	$51	$7	$58
2021	48	7	55
2022	46	7	53
2023	44	7	51
2024	43	4	47
Thereafter	840	5	845
Total lease payment	1,072	37	1,109
Less: interest	522	5	527
Present value of lease liabilities	$550	$32	$582

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

Year Ended December 31, 2019
(in millions)
Fuel Distribution & Marketing lease income	$131
All Other lease income	11
Total lease income	$142

Minimum future lease payments receivable are as follows:

December 31, 2019
(in millions)
2020	$119
2021	96
2022	62
2023	7
2024	2
Thereafter	7
Total undiscounted cash flow	$293

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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2019, our coverage was $10 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $29 million and $35 million as of December 31, 2019 and 2018, respectively, which are classified as accrued expenses and other current liabilities and other noncurrent liabilities. As of December 31, 2019, we had $1 million in an escrow account to satisfy environmental claims related to the acquisition of Mid-Atlantic Convenience Stores, LLC (“MACS”), $8 million in two escrow accounts available to satisfy claims related to the Emerge acquisition, including environmental claims, and $3 million in one escrow account to satisfy claims related to the Sandford acquisition, including environmental claims.
Deferred Branding Incentives
We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we or our branded dealers elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2019, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $1.4 million. Of this amount, approximately $0.3 million would be the responsibility of the Partnership’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, we would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding as no such dealer default is considered probable as of December 31, 2019. We have recorded $1.1 million and $1.2 million for deferred branding incentives, net of accumulated amortization, as of December 31, 2019 and 2018, respectively, under other non-current liabilities on our Consolidated Balance Sheets. The Partnership amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.

15.	Lease Income under Operating Leases
The balances of property and equipment that are being leased to third parties for lease income were as follows:

	December 31, 2019	December 31, 2018
	(in millions)
Land	$410	$414
Buildings and improvements	481	506
Equipment	368	306
Total property and equipment	1,259	1,226
Less: accumulated depreciation	(375)	(321)
Property and equipment, net	$884	$905

16.	Interest Expense, net
Components of net interest expense were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Interest expense	$168	$141	$195
Amortization of deferred financing fees	7	6	15
Interest income	(2)	(3)	(1)
Interest expense, net	$173	$144	$209

17.	Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current:
Federal	$7	$24	$—
State	(30)	4	2
Total current income tax expense (benefit)	(23)	28	2
Deferred:
Federal	2	(14)	(302)
State	4	20	(6)
Total deferred tax expense (benefit)	6	6	(308)
Net income tax expense (benefit)	$(17)	$34	$(306)

Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense (benefit) is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Tax at statutory federal rate	$62	$19	$7
Partnership earnings not subject to tax	(62)	(9)	(126)
Goodwill impairment	—	—	36
State and local tax, including federal expense (benefit)	(17)	24	(6)
Statutory rate change	—	—	(225)
Other	—	—	8
Net income tax expense (benefit)	$(17)	$34	$(306)

In 2019, a current state income tax benefit (including federal benefit) of $17 million was largely attributable to a change in estimate related to state income taxes.
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

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Principal components of deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
	(in millions)
Deferred tax assets:
Environmental, asset retirement obligations, and other reserves	$—	$12
Inventories	—	2
Net operating and other loss carry forwards	4	—
Other	32	49
Total deferred tax assets	36	63
Deferred tax liabilities:
Property and equipment	24	63
Trademarks and other intangibles	72	63
Investments in affiliates	39	15
Other	10	25
Total deferred tax liabilities	145	166
Net deferred income tax liabilities	$109	$103

The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of year	$—	$—	$—
Additions attributable to tax positions taken in the current year	—	—	—
Additions attributable to tax positions taken in prior years	11	—	—
Reduction attributable to tax positions taken in prior years	—	—	—
Lapse of statute	—	—	—
Balance at end of year	$11	$—	$—

As of December 31, 2019, we have $11 million ($8 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. We did not have any material interest and penalties in the periods presented.
The Partnership and its subsidiaries are no longer subject to examination by the Internal Revenue Service (“IRS”) and most state jurisdictions for 2014 and prior years.

18.	Partners’ Capital
As of December 31, 2019, ETO and its subsidiaries owned 28,463,967 common units, which constitute 34.3% of our common units. As of December 31, 2019, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 54,521,974 common units.
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
Common Units
On March 31, 2016, the Partnership completed a private placement of 2,263,158 common units to ET (the “PIPE Transaction”).
On October 4, 2016, the Partnership entered into an equity distribution agreement for an at-the-market (“ATM”) offering with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Managers”). As of December 31, 2019, $295 million of our common units remained available to be issued under the equity distribution agreement. The Partnership issued 1,268,750 common units from January 1, 2017 through December 31, 2017 in connection with the ATM for $33 million, net of commissions of $0.3 million.
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
Common unit activity for the years ended December 31, 2019 and 2018 was as follows:

Number of Units
Number of common units at December 31, 2017	99,667,999
Common units repurchase	(17,286,859)
Phantom unit vesting	283,917
Number of common units at December 31, 2018	82,665,057
Phantom unit vesting	320,884
Number of common units at December 31, 2019	82,985,941

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
The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	Year Ended December 31,
	2019	2018	2017
Attributable to Common Units
Distributions (a)	$273	$272	$328
Distributions in excess of net income	(38)	(557)	(293)
Limited partners’ interest in net income (loss)	$235	$(285)	$35

(a) Distributions declared per unit to unitholders as of record date	$3.3020	$3.3020	$3.3020

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

Cash distributions paid were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
February 19, 2020	$0.8255	$69	$18
November 19, 2019	$0.8255	$68	$18
August 14, 2019	$0.8255	$68	$18
May 15, 2019	$0.8255	$68	$18
February 14, 2019	$0.8255	$68	$18
November 14, 2018	$0.8255	$68	$18
August 15, 2018	$0.8255	$68	$17
May 15, 2018	$0.8255	$68	$18
February 14, 2018	$0.8255	$82	$21
November 14, 2017	$0.8255	$82	$22
August 15, 2017	$0.8255	$82	$21
May 16, 2017	$0.8255	$82	$21
February 21, 2017	$0.8255	$81	$21

Series A Preferred Unit Holder
Payment Date	Total Cash Distribution
(in millions)
January 25, 2018 (1)	$10
November 14, 2017	$7
August 15, 2017	$8

________________________________

(1)
$10 million cash distribution paid on January 25, 2018 includes $8 million cash distribution for the three months ended December 31, 2017 and $2 million cash distribution for the period from January 1, 2018 through January 25, 2018.

19.	Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was $13 million, $12 million and $24 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of phantom units vested for the years ended December 31, 2019, 2018 and 2017, was $14 million, $12 million and $9 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation expenses related to our nonvested phantom units totaled $32 million as of December 31, 2019, which are expected to be recognized over a weighted average period of 4 years. The fair value of nonvested phantom units outstanding as of December 31, 2019 and December 31, 2018, totaled $62 million and $57 million, respectively.

Phantom unit award activity for the years ended December 31, 2019 and 2018 consisted of the following:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	1,777,301	$31.89
Granted	1,072,600	27.67
Vested	(414,472)	32.92
Forfeited	(311,417)	31.26
Outstanding at December 31, 2018	2,124,012	29.15
Granted	655,630	30.70
Vested	(477,256)	30.04
Forfeited	(189,064)	28.16
Outstanding at December 31, 2019	2,113,322	$29.21

The Partnership previously granted cash restricted units, which vested in cash. As of December 31, 2019, no such awards remained outstanding.

20.	Segment Reporting
Our financial statements reflect two reportable segments, Fuel Distribution and Marketing and All Other. After the Retail Divestment and the conversion of 207 retail sites to commission agent sites, the Partnership renamed the former Wholesale segment to Fuel Distribution and Marketing and the former Retail segment to All Other.
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, amortization and accretion expense, non-cash compensation expense, gains and losses on disposal of assets and impairment charges, unrealized gains and losses on commodity derivatives, inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations.
Fuel Distribution and Marketing Segment
Our Fuel Distribution and Marketing segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to independently-operated dealer stations under long-term supply agreements, distributors and other consumers of motor fuel, and Partnership-operated stations included in our All Other segment. Also included in the Fuel Distribution and Marketing segment are motor fuel sales to commission agent locations and sales and costs related to processing transmix. We distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from our Fuel Distribution and Marketing segment to Partnership-operated stations included in our All Other segment are delivered at cost plus a profit margin. These amounts are included in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our Fuel Distribution and Marketing segment is lease income from properties that we lease or sublease.
All Other Segment
Prior to the completion of the Retail Divestment, our All Other segment primarily operated branded retail stores across more than 20 states throughout the East Coast and Southeast regions of the United States with a significant presence in Texas, Pennsylvania, New York, Florida, and Hawaii. These stores offered motor fuel, merchandise, foodservice, and a variety of other services, including car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. The operations of the Retail Divestment are included in discontinued operations in the following segment information. Subsequent to the completion of the Retail Divestment, the remaining All Other segment includes the Partnership’s credit card services, franchise royalties, and retail operations in Hawaii and New Jersey.
The following tables present financial information by segment for the years ended December 31, 2019, 2018 and 2017.

Segment Financial Data for the Year Ended December 31, 2019

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$15,522	$654		$16,176
Non motor fuel sales	62	216		278
Lease income	131	11		142
Intersegment sales	1,645	48	(1,693)	—
Total revenue	17,360	929	(1,693)	16,596
Gross profit (1)
Motor fuel	817	89		906
Non motor fuel	53	115		168
Lease	131	11		142
Total gross profit	1,001	215		1,216
Total operating expenses	550	202		752
Operating income	451	13		464
Interest expense, net	146	27		173
Other expense (income), net	(3)	—		(3)
Equity in earnings of unconsolidated affiliate	(2)	—		(2)
Income (loss) from continuing operations before income taxes	310	(14)		296
Income tax expense (benefit)	20	(37)		(17)
Net income and comprehensive income	$290	$23		$313
Depreciation, amortization and accretion	144	39		183
Interest expense, net	146	27		173
Income tax expense (benefit)	20	(37)		(17)
Non-cash unit-based compensation expense	13	—		13
Loss on disposal of assets and impairment charges	—	68		68
Unrealized gain on commodity derivatives	(5)	—		(5)
Inventory adjustments	(79)	—		(79)
Equity in earnings of unconsolidated affiliate	(2)	—		(2)
Adjusted EBITDA related to unconsolidated affiliate	4	—		4
Other non-cash adjustments	14	—		14
Adjusted EBITDA	$545	$120		$665
Capital expenditures	$111	$37		$148
Total assets, end of period	$4,189	$1,249		$5,438
________________________________

(1)	Excludes depreciation, amortization and accretion.

Segment Financial Data for the Year Ended December 31, 2018

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$15,466	$1,038		$16,504
Non motor fuel sales	48	312		360
Lease income	118	12		130
Intersegment sales	1,649	120	(1,769)	—
Total revenue	17,281	1,482	(1,769)	16,994
Gross profit (1)
Motor fuel	673	123		796
Non motor fuel	40	156		196
Lease	118	12		130
Total gross profit	831	291		1,122
Total operating expenses	538	239		777
Operating income	293	52		345
Interest expense, net	103	41		144
Loss on extinguishment of debt and other, net	109	—		109
Income from continuing operations before income taxes	81	11		92
Income tax expense	1	33		34
Income (loss) from continuing operations	80	(22)		58
Loss from discontinued operations, net of income taxes	—	(265)		(265)
Net income (loss) and comprehensive income (loss)	$80	$(287)		$(207)
Depreciation, amortization and accretion	128	54		182
Interest expense, net (2)	103	43		146
Income tax expense (2)	1	191		192
Non-cash unit-based compensation expense (2)	2	10		12
Loss on disposal of assets and impairment charges (2)	27	53		80
Loss on extinguishment of debt and other, net (2)	109	20		129
Unrealized loss on commodity derivatives (2)	6	—		6
Inventory adjustments (2)	84	—		84
Other non-cash adjustments	14	—		14
Adjusted EBITDA	$554	$84		$638
Capital expenditures (2)	$77	$26		$103
Total assets, end of period (2)	$3,878	$1,001		$4,879
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	Includes amounts from discontinued operations.

Segment Financial Data for the Year Ended December 31, 2017

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$9,333	$1,577		$10,910
Non motor fuel sales	50	674		724
Lease income	77	12		89
Intersegment sales	1,472	125	(1,597)	—
Total revenue	10,932	2,388	(1,597)	11,723
Gross profit (1)
Motor fuel	535	157		692
Non motor fuel	39	288		327
Lease	77	12		89
Total gross profit	651	457		1,108
Total operating expenses	406	473		879
Operating income (loss)	245	(16)		229
Interest expense, net	88	121		209
Income (loss) from continuing operations before income taxes	157	(137)		20
Income tax benefit	(10)	(296)		(306)
Income from continuing operations	167	159		326
Loss from discontinued operations, net of income taxes	—	(177)		(177)
Net income (loss) and comprehensive income (loss)	$167	$(18)		$149
Depreciation, amortization and accretion (2)	118	85		203
Interest expense, net (2)	88	157		245
Income tax benefit (2)	(10)	(248)		(258)
Non-cash unit-based compensation expense (2)	2	22		24
Loss on disposal of assets and impairment charges (2)	8	392		400
Unrealized gain on commodity derivatives (2)	(3)	—		(3)
Inventory adjustments (2)	(24)	(4)		(28)
Adjusted EBITDA	$346	$386		$732
Capital expenditures (2)	$71	$106		$177
Total assets, end of period (2)	$3,130	$5,214		$8,344

________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	Includes amounts from discontinued operations.

21.	Net Income per Unit
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

A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except units and per unit amounts)
Income from continuing operations	$313	$58	$326
Less:
Series A Preferred units	—	2	23
Incentive distribution rights	72	70	85
Distributions on nonvested phantom unit awards	6	6	6
Limited partners’ interest in net income (loss) from continuing operations	$235	$(20)	$212
Loss from discontinued operations, net of taxes	$—	$(265)	$(177)
Weighted average limited partner units outstanding:
Common - basic	82,755,520	84,299,893	99,270,120
Common - equivalents	796,442	520,677	458,234
Common - diluted	83,551,962	84,820,570	99,728,354
Income (loss) from continuing operations per limited partner unit:
Common - basic	$2.84	$(0.25)	$2.13
Common - diluted	$2.82	$(0.25)	$2.12
Loss from discontinued operations per limited partner unit:
Common - basic	$—	$(3.14)	$(1.78)
Common - diluted	$—	$(3.14)	$(1.78)

22.	Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited financial and operating data for each quarter during 2019 and 2018. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2019				2018
	4th QTR	3rd QTR	2nd QTR	1st QTR	4th QTR	3rd QTR	2nd QTR	1st QTR
	(in millions, except per unit amounts)
Total revenues	$4,098	$4,331	$4,475	$3,692	$3,877	$4,761	$4,607	$3,749
Operating income (loss)	$98	$117	$97	$152	$(38)	$159	$128	$96
Net Income (loss)	$83	$66	$55	$109	$(72)	$112	$68	$(315)

Income (loss) from continuing operations per limited partner unit:
Common - basic	$0.76	$0.57	$0.44	$1.08	$(1.11)	$1.16	$0.91	$(1.11)
Common - diluted	$0.75	$0.57	$0.43	$1.07	$(1.11)	$1.15	$0.90	$(1.11)
Income (loss) from discontinued operations per limited partner unit:
Common - basic	$—	$—	$—	$—	$—	$(0.03)	$(0.32)	$(2.63)
Common - diluted	$—	$—	$—	$—	$—	$(0.03)	$(0.32)	$(2.63)