Form 10-Q
period 2020-03-31
Sunoco LP
filed 2020-05-11
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had 83,030,290 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at May 7, 2020.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$31	$21
Accounts receivable, net	162	399
Receivables from affiliates	11	12
Inventories, net	182	419
Other current assets	83	73
Total current assets	469	924

Property and equipment	2,170	2,134
Accumulated depreciation	(720)	(692)
Property and equipment, net	1,450	1,442
Other assets:
Finance lease right-of-use assets, net	27	29
Operating lease right-of-use assets, net	537	533
Goodwill	1,555	1,555

Intangible assets	905	906
Accumulated amortization	(274)	(260)
Intangible assets, net	631	646
Other noncurrent assets	173	188
Investment in unconsolidated affiliate	135	121
Total assets	$4,977	$5,438
Liabilities and equity
Current liabilities:
Accounts payable	$162	$445
Accounts payable to affiliates	27	49
Accrued expenses and other current liabilities	171	219
Operating lease current liabilities	20	20
Current maturities of long-term debt	12	11
Total current liabilities	392	744
Operating lease noncurrent liabilities	535	530
Revolving line of credit	265	162
Long-term debt, net	2,896	2,898
Advances from affiliates	139	140
Deferred tax liability	109	109
Other noncurrent liabilities	95	97
Total liabilities	4,431	4,680
Commitments and contingencies (Note 10)
Equity:
Limited partners:
Common unitholders (83,017,163 units issued and outstanding as of March 31, 2020 and 82,985,941 units issued and outstanding as of December 31, 2019)	546	758
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of March 31, 2020 and December 31, 2019)	—	—
Total equity	546	758
Total liabilities and equity	$4,977	$5,438

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Motor fuel sales	$3,166	$3,583
Non motor fuel sales	71	74
Lease income	35	35
Total revenues	3,272	3,692
Cost of sales and operating expenses:
Cost of sales	3,164	3,322
General and administrative	34	27
Other operating	95	84
Lease expense	14	14
Loss on disposal of assets and impairment charges	2	48
Depreciation, amortization and accretion	45	45
Total cost of sales and operating expenses	3,354	3,540
Operating income (loss)	(82)	152
Other income (expense):
Interest expense, net	(44)	(42)
Other income (expense), net	—	(3)
Equity in earnings of unconsolidated affiliate	1	—
Income (loss) before income taxes	(125)	107
Income tax expense (benefit)	3	(2)
Net income (loss) and comprehensive income (loss)	$(128)	$109

Net income (loss) per common unit:
Common units - basic	$(1.78)	$1.08
Common units - diluted	$(1.78)	$1.07

Weighted average common units outstanding:
Common units - basic	83,013,768	82,711,188
Common units - diluted	83,013,768	83,380,167

Cash distributions per unit	$0.8255	$0.8255

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance at December 31, 2019	$758
Cash distribution to unitholders	(88)
Unit-based compensation	4
Partnership net loss	(128)
Balance at March 31, 2020	$546

Balance at December 31, 2018	$784
Cash distribution to unitholders	(87)
Unit-based compensation	3
Partnership net income	109
Balance at March 31, 2019	$809

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(128)	$109
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	45	45
Amortization of deferred financing fees	2	1
Loss on disposal of assets and impairment charge	2	48
Other non-cash, net	—	3
Non-cash unit-based compensation expense	4	3
Deferred income tax	1	(13)
Inventory valuation adjustment	227	(93)
Equity in earnings of unconsolidated affiliate	(1)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	237	(116)
Receivables from affiliates	1	35
Inventories	10	67
Other assets	—	9
Accounts payable	(282)	74
Accounts payable to affiliates	(33)	(62)
Accrued expenses and other current liabilities	(48)	(73)
Other noncurrent liabilities	1	—
Net cash provided by operating activities	38	37
Cash flows from investing activities:
Capital expenditures	(41)	(26)
Contributions to unconsolidated affiliate	(4)	—
Distributions from unconsolidated affiliate in excess of cumulative earnings	3	—
Cash paid for acquisitions	—	(5)
Proceeds from disposal of property and equipment	2	6
Net cash used in investing activities	(40)	(25)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	600
Payments on long-term debt	(3)	(2)
Revolver borrowings	453	693
Revolver repayments	(350)	(1,243)
Loan origination costs	—	(6)
Distributions to unitholders	(88)	(87)
Net cash provided by (used in) financing activities	12	(45)
Net increase (decrease) in cash and cash equivalents	10	(33)
Cash and cash equivalents at beginning of period	21	56
Cash and cash equivalents at end of period	$31	$23

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$10	$—
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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”). As of March 31, 2020, ETO and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.3% of our common units, which constitutes a 28.6% limited partner interest in us.
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
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on income (loss) from operations, net income (loss) and comprehensive income (loss), the balance sheets or statements of cash flows.

2.	Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
Significant Accounting Policies
As of March 31, 2020, the only change in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020, was the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, described below under Recently Adopted Accounting Pronouncement.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $80 million and $94 million for the three months ended March 31, 2020 and 2019, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying consolidated statements of operations and comprehensive income (loss).

Recently Adopted Accounting Pronouncement
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The Partnership adopted ASU 2016-13 on January 1, 2020. The impact of the adoption was not material; however, due to the global economic impacts of COVID-19, the Partnership recorded $16 million of current expected credit losses for the three months ended March 31, 2020.

3.	Accounts Receivable, net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Partnership maintains allowances for expected credit losses. Following the adoption of ASU 2016-13, the allowances are based on the best estimate of the amount of expected credit losses in existing accounts receivable. The Partnership determines the allowances based on historical write-off experience by industry, economic data and current expectations of future credit losses. The Partnership reviews the allowances for expected credit losses quarterly.
Accounts receivable, net, consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Accounts receivable, trade	$126	$337
Credit card receivables	14	29
Vendor receivables for rebates and branding	22	19
Other receivables	18	16
Allowance for expected credit losses	(18)	(2)
Accounts receivable, net	$162	$399

4.	Inventories, net
Due to changes in fuel prices, we recorded a inventory adjustment on the value of fuel inventory of $227 million at March 31, 2020.
Inventories, net, consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Fuel	$174	$412
Other	8	7
Inventories, net	$182	$419

5.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Wage and other employee-related accrued expenses	$18	$32
Accrued tax expense	27	42
Accrued insurance	27	27
Accrued interest expense	38	57
Dealer deposits	22	23
Accrued environmental expense	6	6
Other	33	32
Total	$171	$219

6.	Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Sale leaseback financing obligation	$101	$103
2018 Revolver	265	162
4.875% Senior Notes Due 2023	1,000	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
Finance leases	31	32
Total debt	3,197	3,097
Less: current maturities	12	11
Less: debt issuance costs	24	26
Long-term debt, net	$3,161	$3,060

Revolving Credit Agreement
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). As of March 31, 2020, the balance on the 2018 Revolver was $265 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at March 31, 2020 was $1.2 billion. The weighted average interest rate on the total amount outstanding at March 31, 2020 was 2.63%. The Partnership was in compliance with all financial covenants at March 31, 2020.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of March 31, 2020 is estimated to be approximately $2.9 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

7.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Reserve for underground storage tank removal	$68	$67
Accrued environmental expense, long-term	22	23
Other	5	7
Total	$95	$97

8.	Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel.
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ETO operates the J.C. Nolan pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. Our investment in this unconsolidated joint venture was $135 million and $121 million as of March 31, 2020 and December 31, 2019, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million for the three months ended March 31, 2020.

Summary of Transactions
Significant affiliate balances and activity related to the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) are as follows:

•
Net advances from affiliates were $139 million and $140 million as of March 31, 2020 and December 31, 2019, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with ETO.

•	Net accounts receivable from affiliates were $11 million and $12 million as of March 31, 2020 and December 31, 2019, respectively, which are primarily related to motor fuel sales to affiliates.

•	Net accounts payable to affiliates were $27 million and $49 million as of March 31, 2020 and December 31, 2019, respectively, which are related to operational expenses and bulk fuel purchases.

•	Motor fuel sales to affiliates were $12 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.

•
Bulk fuel purchases from affiliates were $319 million and $171 million for the three months ended March 31, 2020 and 2019, respectively, which is included in cost of sales in our consolidated statements of operations and comprehensive income (loss).

9.	Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$661	$778
Distributor	1,467	1,639
Unbranded wholesale	595	650
Commission agent	316	375
Non motor fuel sales	11	19
Lease income	30	32
Total	3,080	3,493
All Other Segment
Motor fuel	127	141
Non motor fuel sales	60	55
Lease income	5	3
Total	192	199
Total revenue	$3,272	$3,692

Contract Balances with Customers
The balances of receivables from contracts with customers listed in the table below include both current trade receivables and long-term receivables, net of allowance for expected credit losses. The allowance for expected credit losses represents our best estimate of the probable losses associated with potential customer defaults. We estimate the expected credit losses based on historical write-off experience by industry and current expectations of future credit losses.

The balances of the Partnership’s contract assets and contract liabilities as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Contract balances
Contract asset	$128	$117
Accounts receivable from contracts with customers	$140	$366
Contract liability	$—	$—
The amount of revenue recognized in the three months ended March 31, 2020 and 2019 that was included in the contract liability balance at the beginning of each period was $0.1 million and $0.1 million, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized was $5 million and $4 million for the three months ended March 31, 2020 and 2019, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

10.	Commitments and Contingencies
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
At this time, the majority of active leases within our portfolio are classified as operating leases under Topic 842. Operating leases are included in lease right-of-use (“ROU”) assets, operating lease current liabilities, and operating lease noncurrent liabilities in our consolidated balance sheet. Finance leases represent a small portion of the active lease agreements and are included in ROU assets and long-term debt in our consolidated balance sheet. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payments arising from the lease for the duration of the lease term.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 20 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally many leases contain early termination clauses, however early termination typically requires the agreement of both parties to the lease. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. At this time, the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term.
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable. At this time, many of our leases do not provide an implicit rate, therefore to determine the present value of minimum lease payments we use our incremental borrowing rate based on the information available at lease commencement date. The ROU assets also include any lease payments made on or before the commencement date and exclude lease incentives.

Minimum rent payments are expensed on a straight-line basis over the term of the lease. In addition, some leases may require additional contingent or variable lease payments based on factors specific to the individual agreement. Variable lease payments we are typically responsible for include payment of real estate taxes, maintenance expenses and insurance.
The components of lease expense consisted of the following:

		Three Months Ended March 31,
Lease cost	Classification	2020	2019
		(in millions)
Operating lease cost	Lease expense	$12	$12
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	1	—
Interest on lease liabilities	Interest expense	—	—
Short term lease cost	Lease expense	1	1
Variable lease cost	Lease expense	1	1
Sublease income	Lease income	(10)	(10)
Net lease cost		$5	$4

	March 31,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years)
Operating leases	25	25
Finance leases	5	10
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	5%	8%

	Three Months Ended March 31,
Other information	2020	2019
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(13)	$(12)
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$(2)	$—
Leased assets obtained in exchange for new finance lease liabilities	$—	$—
Leased assets obtained in exchange for new operating lease liabilities	$9	$8

Maturities of lease liabilities as of March 31, 2020 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(in millions)
2020 (remainder)	$38	$5	$43
2021	48	7	55
2022	46	7	53
2023	45	7	52
2024	43	4	47
Thereafter	852	5	857
Total lease payment	1,072	35	1,107
Less: interest	517	4	521
Present value of lease liabilities	$555	$31	$586

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

	Three Months Ended March 31,
	2020	2019
	(in millions)
Fuel Distribution and Marketing lease income	$30	$32
All Other lease income	5	3
Total lease income	$35	$35

Minimum future lease payments receivable are as follows:

March 31, 2020
(in millions)
2020 (remainder)	$89
2021	96
2022	62
2023	7
2024	2
Thereafter	7
Total undiscounted cash flow	$263
Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. During the first quarter of 2020, due to the impacts of the COVID-19 pandemic and the decline in the Partnership’s market capitalization, we determined that interim impairment testing should be performed. We performed the interim impairment tests consistent with our approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim impairment test, no goodwill impairment was identified for the reporting units.

11.	Interest Expense, net
Components of net interest expense were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Interest expense	$43	$42
Amortization of deferred financing fees	2	1
Interest income	(1)	(1)
Interest expense, net	$44	$42

12.	Income Tax Expense
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Income tax expense (benefit) at statutory federal rate	$(26)	$22
Partnership earnings not subject to tax	26	(26)
State and local tax, net of federal benefit	2	2
Other	1	—
Net income tax expense (benefit)	$3	$(2)

13.	Partners' Capital
As of March 31, 2020, ETO and its subsidiaries owned 28,463,967 common units, which constitutes 34.3% of our outstanding common units, and the public owned 54,553,196 common units. As of March 31, 2020, our consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).
Common Units
The change in our outstanding common units for the three months ended March 31, 2020 is as follows:

Number of Units
Number of common units at December 31, 2019	82,985,941
Phantom vested units exercised	31,222
Number of common units at March 31, 2020	83,017,163

Allocation of Net Income (Loss)
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

The calculation of net income (loss) allocated to the partners is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Attributable to Common Units
Distributions	$69	$68
Distributions in excess of net income (loss)	(217)	21
Limited partners' interest in net income (loss)	$(148)	$89

Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.

Cash distributions paid or declared during 2020 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
May 19, 2020	$0.8255	$69	$18
February 19, 2020	$0.8255	$69	$18

14.	Unit-Based Compensation
A summary of our phantom unit award activity is as follows:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,124,012	$29.15
Granted	655,630	30.70
Vested	(477,256)	30.04
Forfeited	(189,064)	28.16
Outstanding at December 31, 2019	2,113,322	29.21
Granted	17,235	29.77
Vested	(49,361)	34.32
Forfeited	(5,816)	28.96
Outstanding at March 31, 2020	2,075,380	$29.10

15.	Segment Reporting
Our financial statements reflect two reportable segments, Fuel Distribution and Marketing and All Other.
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense, non-cash unit-based compensation expense, gains and losses on disposal of assets and impairment charges, unrealized gains and losses on commodity derivatives, inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations.
The following table presents financial information by segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020				2019
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$3,039	$127		$3,166	$3,442	$141		$3,583
Non motor fuel sales	11	60		71	19	55		74
Lease income	30	5		35	32	3		35
Intersegment sales	293	—	(293)	—	364	32	(396)	—
Total revenue	3,373	192	(293)	3,272	3,857	231	(396)	3,692
Gross profit (1)
Motor fuel	(6)	27		21	258	27		285
Non motor fuel	11	41		52	17	33		50
Lease	30	5		35	32	3		35
Total gross profit	35	73		108	307	63		370
Total operating expenses	155	35		190	135	83		218
Operating income (loss)	(120)	38		(82)	172	(20)		152
Interest expense, net	(38)	(6)		(44)	(36)	(6)		(42)
Other income (expense), net	—	—		—	3	(6)		(3)
Equity in earnings of unconsolidated affiliate	1	—		1	—	—		—
Income (loss) from operations before income taxes	(157)	32		(125)	139	(32)		107
Income tax expense (benefit)	—	3		3	2	(4)		(2)
Net income (loss) and comprehensive income (loss)	$(157)	$29		$(128)	$137	$(28)		$109
Depreciation, amortization and accretion	37	8		45	34	11		45
Interest expense, net	38	6		44	36	6		42
Income tax expense (benefit)	—	3		3	2	(4)		(2)
Non-cash unit-based compensation expense	4	—		4	3	—		3
Loss on disposal of assets and impairment charges	—	2		2	4	44		48
Unrealized loss (gain) on commodity derivatives	6	—		6	(6)	—		(6)
Inventory adjustments	226	1		227	(93)	—		(93)
Equity in earnings of unconsolidated affiliate	(1)	—		(1)	—	—		—
Adjusted EBITDA related to unconsolidated affiliate	2	—		2	—	—		—
Other non-cash adjustments	5	—		5	1	6		7
Adjusted EBITDA	$160	$49		$209	$118	$35		$153
Capital expenditures	$25	$16		$41	$20	$6		$26
Total assets as of March 31, 2020 and December 31, 2019, respectively	$3,784	$1,193		$4,977	$4,189	$1,249		$5,438
________________________________

(1)	Excludes depreciation, amortization and accretion.

16.	Net Income (Loss) per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common unit computations is as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions, except units and per unit amounts)
Net income (loss) and comprehensive income (loss)	$(128)	$109
Less:
Incentive distribution rights	18	18
Distributions on nonvested phantom unit awards	2	2
Limited partners’ interest in net income (loss)	$(148)	$89
Weighted average common units outstanding:
Common - basic	83,013,768	82,711,188
Common - equivalents (1)	—	668,979
Common - diluted	83,013,768	83,380,167
Net income (loss) per common unit:
Common - basic	$(1.78)	$1.08
Common - diluted	$(1.78)	$1.07

________________________________
(1) For the three months ended March 31, 2020, common unit equivalents are excluded from the calculation of diluted weighted average common units outstanding, because the impact would have been antidilutive

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2019.
Adjusted EBITDA is a non-GAAP financial measure of performance that has limitations and should not be considered as a substitute for net income or other GAAP measures. Please see “Key Measures Used to Evaluate and Assess Our Business” below for a discussion of our use of Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income (loss) for the periods presented.
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	our ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	business strategy and operations of Energy Transfer Operating, L.P. and Energy Transfer LP and their respective conflicts of interest with us;

•	changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;

•	our dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and retail store industry;

•	changing customer preferences for alternate fuel sources or improvement in fuel efficiency;

•	changes in our credit rating, as assigned by rating agencies;

•	a deterioration in the credit and/or capital markets;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that we are not fully insured against all risks incident to our business;

•	dangers inherent in the storage and transportation of motor fuel;

•	our ability to manage growth and/or control costs;

•	the global outbreak of COVID-19;

•
volatility of fuel prices or a prolonged period of low fuel prices and the effects of actions by, or disputes among or between, oil producing countries with respect to matters related to the price or production of oil;

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
Many of the foregoing risks and uncertainties are, and will be, heightened by the COVID-19 pandemic and any further worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Item 1A. Risk Factors” included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2019. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as required by law, even if new information becomes available in the future.
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
We are managed by Sunoco GP LLC, our General Partner. As of March 31, 2020, Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”), owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.3% of our common units, which constitutes a 28.6% limited partner interest in us.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	75 company-owned and operated retail stores;

•	536 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;

•	6,821 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,625 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
As of March 31, 2020, we operated 75 retail stores. Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments and Outlook
The global spread of the coronavirus disease 2019 (COVID-19) pandemic has created significant volatility, uncertainty and economic disruption. As a provider of critical energy infrastructure, our business has been designated as a “critical business” and our employees as “critical infrastructure workers” pursuant to the Department of Homeland Security Guidance on Essential Critical Infrastructure Workforce(s). As an essential business providing motor fuels, the safety of our employees and the continued operation of our assets are our top priorities and we will continue to operate in accordance with federal and state health guidelines and safety protocols. We have implemented several new policies and provided employee training to help maintain the health and safety of our workforce. The future impact of the outbreak is highly uncertain and we cannot predict the impact on our volume demand, gross profit or collections from customers. There is no assurance that it will not have other material adverse impacts on the future results of the Partnership. See "Part II - Item 1A. Risk Factors" for further discussion.
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
Key operating metrics set forth below are presented as of and for the three months ended March 31, 2020 and 2019 and have been derived from our historical consolidated financial statements.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended March 31,
	2020				2019
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$3,039	$127	$3,166		$3,442	$141	$3,583
Non motor fuel sales	11	60	71		19	55	74
Lease income	30	5	35		32	3	35
Total revenues	$3,080	$192	$3,272		$3,493	$199	$3,692
Gross profit (1):
Motor fuel sales	$(6)	$27	$21		$258	$27	$285
Non motor fuel sales	11	41	52		17	33	50
Lease	30	5	35		32	3	35
Total gross profit	$35	$73	$108		$307	$63	$370
Net income (loss) and comprehensive income (loss)	$(157)	$29	$(128)		$137	$(28)	$109
Adjusted EBITDA (2)	$160	$49	$209		$118	$35	$153
Operating Data:
Total motor fuel gallons sold			1,898				1,941
Motor fuel gross profit cents per gallon (3)			13.1	¢			9.9	¢
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Adjusted EBITDA:
Fuel distribution and marketing	$160	$118	$42
All other	49	35	14
Total Adjusted EBITDA	209	153	56
Depreciation, amortization and accretion	(45)	(45)	—
Interest expense, net	(44)	(42)	(2)
Non-cash unit-based compensation expense	(4)	(3)	(1)
Loss on disposal of assets and impairment charges	(2)	(48)	46
Unrealized gain (loss) on commodity derivatives	(6)	6	(12)
Inventory adjustments	(227)	93	(320)
Equity in earnings of unconsolidated affiliate	1	—	1
Adjusted EBITDA related to unconsolidated affiliate	(2)	—	(2)
Other non-cash adjustments	(5)	(7)	2
Income tax (expense) benefit	(3)	2	(5)
Net income (loss) and comprehensive income (loss)	$(128)	$109	$(237)
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following discussion of results compares the operations for the three months ended March 31, 2020 and 2019.
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2020 was $209 million, an increase of $56 million from the three months ended March 31, 2019. The increase is primarily attributable to the following changes:

•
an increase in the gross profit on motor fuel sales of $70 million, primarily due a 32.6% increase in gross profit per gallon sold and the receipt of a $13 million make-up payment under the fuel supply agreement with 7-Eleven, Inc.; partially offset by a 2.2% decrease in gallons sold for the three months ended March 31, 2020 compared to the three months ended March 31, 2019;

•	an increase in non motor fuel sales gross profit of $2 million; and

•	an increase in unconsolidated affiliate adjusted EBITDA of $2 million; partially offset by

•
an increase in operating costs of $18 million. This increase is primarily attributable to a $16 million charge for current expected credit losses of our accounts receivable in connection with the financial impact from COVID-19. These expenses include other operating expense, general and administrative expense and lease expense.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $45 million for the three months ended March 31, 2020 and 2019.
Interest Expense. Interest expense for the three months ended March 31, 2020 was $44 million, an increase of $2 million from the three months ended March 31, 2019. This increase is primarily attributable to a slight increase in total long-term debt.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $4 million for the three months ended March 31, 2020 and $3 million for the three months ended March 31, 2019.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges for the three months ended March 31, 2020 was $2 million. Loss on disposal of assets and impairment charges for the three months ended March 31, 2019 was primarily attributable to a $47 million write-down on assets held for sale related to our ethanol plant in Fulton, New York.
Income Tax Expense/Benefit. Income tax expense for the three months ended March 31, 2020 was $3 million, an increase of $5 million from income tax benefit of $2 million for the three months ended March 31, 2019. This increase is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries.

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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 may also significantly impact our liquidity.
As of March 31, 2020, we had $31 million of cash and cash equivalents on hand and borrowing capacity of $1.2 billion under the 2018 Revolver. The Partnership was in compliance with all financial covenants at March 31, 2020. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2020; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net cash provided by (used in)
Operating activities	$38	$37
Investing activities	(40)	(25)
Financing activities	12	(45)
Net increase (decrease) in cash and cash equivalents	$10	$(33)
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings, excluding the impacts of non-cash items and changes in operating assets and liabilities (net of effects of acquisitions). Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash unit-based compensation expense. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent.
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Net cash provided by operations was $38 million and $37 million for the three months of 2020 and 2019, respectively. The increase in cash flows provided by operations was primarily due to a decrease in operating assets and liabilities of $48 million compared to the three months ended March 31, 2019 offset by a $49 million increase in cash basis net income compared to the three months ended March 31, 2019.
Investing Activities
Cash flows from investing activities primarily consist of capital expenditures, cash contributions to unconsolidated affiliate, cash amounts paid for acquisitions, and cash proceeds from sale or disposal of assets. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our construction and expansion projects.

Three months ended March 31, 2020 compared to three months ended March 31, 2019. Net cash used in investing activities was $40 million and $25 million for the first three months of 2020 and 2019, respectively. Capital expenditures were $41 million and $26 million for the first three months of 2020 and 2019, respectively. Acquisitions were $0 million and $5 million for the first three months of 2020 and 2019, respectively. Contributions to unconsolidated affiliate were $4 million for the three months ended March 31, 2020.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Net cash provided by (used in) financing activities was $12 million and $(45) million for the first three months of 2020 and 2019, respectively. During the three months ended March 31, 2020, we:

•	borrowed $453 million and repaid $350 million under our 2018 Revolver to fund daily operations; and

•	paid $88 million in distributions to our unitholders, of which $41 million was paid to ETO.

During the three months ended March 31, 2019, we:

•	issued $600 million of 6.000% Senior Notes due 2027;

•	borrowed $693 million and repaid $1.2 billion under our 2018 Revolver to fund daily operations; and

•	paid $87 million in distributions to our unitholders, of which $41 million was paid to ETO.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On April 2, 2020, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended March 31, 2020, excluding distributions to Class C unitholders. The declared distribution will be paid on May 19, 2020 to unitholders of record on May 7, 2020.
Capital Expenditures
Included in our capital expenditures for the first three months of 2020 was $5 million in maintenance capital and $36 million in growth capital. Growth capital relates primarily to dealer supply contracts.
We currently expect to spend approximately $30 million in maintenance capital and $75 million in growth capital for the full year 2020.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of March 31, 2020, we had $265 million borrowed on the 2018 Revolver compared to $162 million borrowed on the 2018 Revolver at December 31, 2019. Further, as of March 31, 2020, we had $2.8 billion outstanding under our Senior Notes. See Note 6 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 0.1 million barrels with an aggregated unrealized loss of $4.8 million outstanding at March 31, 2020.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of March 31, 2020:

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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the accompanying Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 31, 2019.
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. During the first quarter of 2020, due to the impacts of the COVID-19 pandemic and the decline in the Partnership’s market capitalization, we determined that interim impairment testing should be performed. We performed the interim impairment tests consistent with our approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim impairment test, no goodwill impairment was identified for the reporting units.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $265 million outstanding borrowings on the 2018 Revolver as of March 31, 2020. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2020 would be a $3 million change to interest expense. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2020 or 2019.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $21 million at March 31, 2020.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2020, Sunoco LLC held approximately $138 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had a position of 0.1 million barrels with an aggregate unrealized loss of $4.8 million outstanding at March 31, 2020.

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
In connection with the Partnership’s adoption of ASU 2016-13 effective January 1, 2020, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard. The Partnership’s adoption and implementation of ASU 2016-13 is discussed in Note 2 to the consolidated financial statements included in “Item 1. Financial Statements.”
There have been no changes, other than those discussed above, in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in Part I - Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 21, 2020, except for as discussed below.
The global outbreak of COVID-19 may have a material adverse effect on our operations and earnings.
The global spread of the coronavirus disease 2019 (COVID-19) has created significant volatility, uncertainty and economic disruption and has negatively impacted the global economy. In response to the pandemic, governments around the world have implemented stringent measures to help reduce the spread of the virus, including stay-at-home orders, travel restrictions and other measures. Due to reductions in economic activity, the world is experiencing reduced demand for petroleum products, including motor fuels, which has adversely affected our business.
The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results depends on numerous evolving factors that we cannot accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response to the pandemic and the associated impact on the global economy; decreased demand for motor fuels as travel is restricted and more individuals work remotely; our ability to market our services, including as a result of travel restrictions; and the ability of our customers to pay for our services.
We face counterparty credit risks that our customers, who may be in financial distress, may delay planned projects or seek to renegotiate or terminate existing agreements. Any loss of business from our customers, which is likely to be caused by decreased demand for motor fuels and other challenges caused by the COVID-19 pandemic and lower energy prices could have a material adverse effect on our revenues and results of operations. In addition, significant price fluctuations for motor fuels as a result of the outbreak could materially affect our profitability.
Further, the effects of the COVID-19 pandemic may increase our cost of capital, make additional capital more difficult to obtain or available only on terms less favorable to us and limit our access to the capital markets. This could lead to an inability to fund capital expenditures, which could have a material impact on our operations. Further, a sustained downturn may also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1 *	Information Related to ETC M-A Acquisition LLC

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation

101.DEF *	Inline XBRL Taxonomy Extension Definition

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE *	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* -	Filed herewith

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 11, 2020	By	/s/ Thomas R. Miller
Thomas R. Miller
Chief Financial Officer (On behalf of the registrant and in his capacity as chief financial officer)

	By	/s/ Camilla A. Harris
Camilla A. Harris
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)