Form 10-Q
period 2020-06-30
Sunoco LP
filed 2020-08-06
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The registrant had 83,051,624 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at July 31, 2020.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$33	$21
Accounts receivable, net	270	399
Receivables from affiliates	6	12
Inventories, net	283	419
Other current assets	50	73
Total current assets	642	924

Property and equipment	2,188	2,134
Accumulated depreciation	(749)	(692)
Property and equipment, net	1,439	1,442
Other assets:
Finance lease right-of-use assets, net	26	29
Operating lease right-of-use assets, net	522	533
Goodwill	1,555	1,555

Intangible assets	906	906
Accumulated amortization	(289)	(260)
Intangible assets, net	617	646
Other noncurrent assets	184	188
Investment in unconsolidated affiliate	136	121
Total assets	$5,121	$5,438
Liabilities and equity
Current liabilities:
Accounts payable	$296	$445
Accounts payable to affiliates	29	49
Accrued expenses and other current liabilities	242	219
Operating lease current liabilities	19	20
Current maturities of long-term debt	12	11
Total current liabilities	598	744
Operating lease noncurrent liabilities	524	530
Revolving line of credit	158	162
Long-term debt, net	2,894	2,898
Advances from affiliates	138	140
Deferred tax liability	94	109
Other noncurrent liabilities	97	97
Total liabilities	4,503	4,680
Commitments and contingencies (Note 10)
Equity:
Limited partners:
Common unitholders (83,040,781 units issued and outstanding as of June 30, 2020 and 82,985,941 units issued and outstanding as of December 31, 2019)	618	758
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of June 30, 2020 and December 31, 2019)	—	—
Total equity	618	758
Total liabilities and equity	$5,121	$5,438

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Motor fuel sales	$1,992	$4,366	$5,158	$7,949
Non motor fuel sales	54	74	125	148
Lease income	34	35	69	70
Total revenues	2,080	4,475	5,352	8,167
Cost of sales and operating expenses:
Cost of sales	1,722	4,206	4,886	7,528
General and administrative	25	34	59	61
Other operating	56	73	151	157
Lease expense	16	16	30	30
Loss on disposal of assets and impairment charges	6	2	8	50
Depreciation, amortization and accretion	47	47	92	92
Total cost of sales and operating expenses	1,872	4,378	5,226	7,918
Operating income	208	97	126	249
Other income (expense):
Interest expense, net	(44)	(43)	(88)	(85)
Other income (expense), net	—	6	—	3
Equity in earnings of unconsolidated affiliate	1	—	2	—
Income before income taxes	165	60	40	167
Income tax expense	8	5	11	3
Net income and comprehensive income	$157	$55	$29	$164

Net income (loss) per common unit:
Common units - basic	$1.65	$0.44	$(0.12)	$1.51
Common units - diluted	$1.64	$0.43	$(0.12)	$1.50

Weighted average common units outstanding:
Common units - basic	83,030,286	82,742,323	83,022,027	82,726,842
Common units - diluted	83,598,730	83,509,987	83,022,027	83,455,021

Cash distributions per unit	$0.8255	$0.8255	$1.6510	$1.6510

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance at December 31, 2019	$758
Cash distribution to unitholders	(88)
Unit-based compensation	4
Partnership net loss	(128)
Balance at March 31, 2020	546
Cash distribution to unitholders	(88)
Unit-based compensation	3
Partnership net income	157
Balance at June 30, 2020	$618

Balance at December 31, 2018	$784
Cash distribution to unitholders	(87)
Unit-based compensation	3
Partnership net income	109
Balance at March 31, 2019	809
Cash distribution to unitholders	(88)
Unit-based compensation	3
Partnership net income	55
Balance at June 30, 2019	$779

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$29	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	92	92
Amortization of deferred financing fees	3	3
Loss on disposal of assets and impairment charge	8	50
Other non-cash, net	—	(3)
Non-cash unit-based compensation expense	7	6
Deferred income tax	(5)	(13)
Inventory valuation adjustment	137	(97)
Equity in earnings of unconsolidated affiliate	(2)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	129	(194)
Receivables from affiliates	6	35
Inventories	(1)	53
Other assets	36	31
Accounts payable	(155)	124
Accounts payable to affiliates	(33)	(68)
Accrued expenses and other current liabilities	23	8
Other noncurrent liabilities	(19)	(7)
Net cash provided by operating activities	255	184
Cash flows from investing activities:
Capital expenditures	(59)	(57)
Contributions to unconsolidated affiliate	(5)	—
Distributions from unconsolidated affiliate in excess of cumulative earnings	4	—
Proceeds from disposal of property and equipment	3	22
Net cash used in investing activities	(57)	(35)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	600
Payments on long-term debt	(6)	(4)
Revolver borrowings	663	1,064
Revolver repayments	(667)	(1,647)
Loan origination costs	—	(6)
Advances from (to) affiliates	—	(1)
Distributions to unitholders	(176)	(175)
Net cash used in financing activities	(186)	(169)
Net increase (decrease) in cash and cash equivalents	12	(20)
Cash and cash equivalents at beginning of period	21	56
Cash and cash equivalents at end of period	$33	$36

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$11	$—

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”). As of June 30, 2020, ETO and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.3% of our common units, which constitutes a 28.6% limited partner interest in us.
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
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on income from operations, net income and comprehensive income, the balance sheets or statements of cash flows.

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
Significant Accounting Policies
As of June 30, 2020, the only change in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020, was the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, described below under Recently Adopted Accounting Pronouncement.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $64 million and $100 million for the three months ended June 30, 2020 and 2019, respectively, and $144 million and $194 million for the six months ended June 30, 2020 and 2019, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying consolidated statements of operations and comprehensive income.

Recently Adopted Accounting Pronouncement
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The Partnership adopted ASU 2016-13 on January 1, 2020. The impact of the adoption was not material; however, due to the global economic impacts of COVID-19, the Partnership recorded $16 million of current expected credit losses for the six months ended June 30, 2020.

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
Accounts receivable, net, consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Accounts receivable, trade	$208	$337
Credit card receivables	55	29
Vendor receivables for rebates and branding	21	19
Other receivables	4	16
Allowance for expected credit losses	(18)	(2)
Accounts receivable, net	$270	$399

4.	Inventories, net
Due to changes in fuel prices, we recorded an inventory adjustment on the value of fuel inventory of $137 million for the six months ended June 30, 2020.
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of June 30, 2020 and December 31, 2019, the carrying value of the Partnership’s fuel inventory included lower of cost or market reserves of $372 million and $229 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the three and six months ended June 30, 2020 and 2019, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of LIFO fuel inventory.
Inventories, net, consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Fuel	$276	$412
Other	7	7
Inventories, net	$283	$419

5.	Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Wage and other employee-related accrued expenses	$26	$32
Accrued tax expense	80	42
Accrued insurance	25	27
Accrued interest expense	57	57
Dealer deposits	22	23
Accrued environmental expense	7	6
Other	25	32
Total	$242	$219

6.	Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Sale leaseback financing obligation	$100	$103
2018 Revolver	158	162
4.875% Senior Notes Due 2023	1,000	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
Finance leases	29	32
Total debt	3,087	3,097
Less: current maturities	12	11
Less: debt issuance costs	23	26
Long-term debt, net	$3,052	$3,060

Revolving Credit Agreement
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). As of June 30, 2020, the balance on the 2018 Revolver was $158 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at June 30, 2020 was $1.3 billion. The weighted average interest rate on the total amount outstanding at June 30, 2020 was 2.19%. The Partnership was in compliance with all financial covenants at June 30, 2020.
2018 Private Offering of Senior Notes
Effective May 1, 2020, all of Sunoco LP common units owned by ETC M-A Acquisition LLC ("ETC M-A") and the related guarantees of Sunoco LP’s $1 billion principal amount of 4.875% senior notes due 2023, $800 million principal amount of 5.5% senior notes due 2026 and $400 million principal amount of 5.875% senior notes due 2028 were assigned to ETO.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of June 30, 2020 is estimated to be approximately $3.1 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

7.	Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Reserve for underground storage tank removal	$69	$67
Accrued environmental expense, long-term	18	23
Other	10	7
Total	$97	$97

8.	Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel.
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ETO operates the J.C. Nolan pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. Our investment in this unconsolidated joint venture was $136 million and $121 million as of June 30, 2020 and December 31, 2019, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million and $2 million for the three and six months ended June 30, 2020, respectively.
Summary of Transactions
Related party transactions with affiliates for the three and six months ended June 30, 2020 and 2019 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Motor fuel sales to affiliates	$37	$—	$49	$1
Bulk fuel purchases from affiliates	$120	$103	$439	$282

Significant affiliate balances and activity related to the consolidated balance sheets are as follows:

•
Net advances from affiliates were $138 million and $140 million as of June 30, 2020 and December 31, 2019, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with ETO.

•	Net accounts receivable from affiliates were $6 million and $12 million as of June 30, 2020 and December 31, 2019, respectively, which are primarily related to motor fuel sales to affiliates.

•	Net accounts payable to affiliates were $29 million and $49 million as of June 30, 2020 and December 31, 2019, respectively, which are related to operational expenses and bulk fuel purchases.

9.	Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$374	$989	$1,035	$1,767
Distributor	645	2,142	2,112	3,781
Unbranded wholesale	548	623	1,143	1,273
Commission agent	363	439	679	814
Non motor fuel sales	20	16	31	35
Lease income	29	31	59	63
Total	1,979	4,240	5,059	7,733
All Other Segment
Motor fuel	62	173	189	314
Non motor fuel sales	34	58	94	113
Lease income	5	4	10	7
Total	101	235	293	434
Total revenue	$2,080	$4,475	$5,352	$8,167

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
The balances of the Partnership’s contract assets and contract liabilities as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Contract balances
Contract asset	$128	$117
Accounts receivable from contracts with customers	$263	$366
Contract liability	$—	$—
The amount of revenue recognized in the three and six months ended June 30, 2020 that was included in the contract liability balance at the beginning of each period was $0.1 million and $0.2 million, respectively, and $0.1 million and $0.2 million in the three and six months ended June 30, 2019, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized was $5 million and $10 million for the three and six months ended June 30, 2020, respectively, and $4 million and $8 million for the three and six months ended June 30, 2019, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

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
Lessee Accounting
The Partnership leases retail stores, other property, and equipment under non-cancellable operating leases whose initial terms are typically 5 to 15 years, with some having a term of 40 years or more, along with options that permit renewals for additional periods. At the inception of each, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify leased assets as operating or finance. The Partnership has elected not to record any leases with terms of 12 months or less on the balance sheet.
At this time, the majority of active leases within our portfolio are classified as operating leases. Operating leases are included in lease right-of-use (“ROU”) assets, operating lease current liabilities, and operating lease noncurrent liabilities in our consolidated balance sheets. Finance leases represent a small portion of the active lease agreements and are included in ROU assets and long-term debt in our consolidated balance sheets. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payments arising from the lease for the duration of the lease term.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 20 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally, many leases contain early termination clauses; however, early termination typically requires the agreement of both parties to the lease. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. At this time, the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term.
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable. At this time, many of our leases do not provide an implicit rate; therefore, to determine the present value of minimum lease payments we use our incremental borrowing rate based on the information available at lease commencement date. The ROU assets also include any lease payments made on or before the commencement date and exclude lease incentives.
Minimum rent payments are expensed on a straight-line basis over the term of the lease. In addition, some leases may require additional contingent or variable lease payments based on factors specific to the individual agreement. Variable lease payments we are typically responsible for include payment of real estate taxes, maintenance expenses and insurance.
The components of lease expense consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease cost	Classification	2020	2019	2020	2019
		(in millions)
Operating lease cost	Lease expense	$14	$14	$26	$26
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	2	—	3	—
Interest on lease liabilities	Interest expense	—	—	1	—
Short term lease cost	Lease expense	1	1	2	2
Variable lease cost	Lease expense	1	1	2	2
Sublease income	Lease income	(10)	(11)	(20)	(21)
Net lease cost		$8	$5	$14	$9

	June 30,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years)
Operating leases	24	24
Finance leases	5	10
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	5%	8%

	Six Months Ended June 30,
Other information	2020	2019
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(26)	$(28)
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$(3)	$—
Leased assets obtained in exchange for new finance lease liabilities	$—	$—
Leased assets obtained in exchange for new operating lease liabilities	$9	$14

Maturities of lease liabilities as of June 30, 2020 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(in millions)
2020 (remainder)	$25	$4	$29
2021	48	7	55
2022	46	7	53
2023	45	7	52
2024	44	4	48
Thereafter	840	5	845
Total lease payment	1,048	34	1,082
Less: interest	505	5	510
Present value of lease liabilities	$543	$29	$572

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Fuel Distribution and Marketing lease income	$29	$31	$59	$63
All Other lease income	5	4	10	7
Total lease income	$34	$35	$69	$70

Minimum future lease payments receivable are as follows:

June 30, 2020
(in millions)
2020 (remainder)	$59
2021	96
2022	62
2023	8
2024	2
Thereafter	7
Total undiscounted cash flow	$234

11.	Interest Expense, net
Components of net interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Interest expense	$43	$41	$87	$83
Amortization of deferred financing fees	2	2	3	3
Interest income	(1)	—	(2)	(1)
Interest expense, net	$44	$43	$88	$85

12.	Income Tax Expense
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Income tax expense at statutory federal rate	$35	$13	$8	$35
Partnership earnings not subject to tax	(28)	(10)	(2)	(36)
State and local tax, net of federal benefit	1	—	3	—
Other	—	2	2	4
Net income tax expense	$8	$5	$11	$3

13.	Partners' Capital
As of June 30, 2020, ETO and its subsidiaries owned 28,463,967 common units, which constitutes 34.3% of our outstanding common units, and the public owned 54,576,814 common units. As of June 30, 2020, our consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).
Common Units
The change in our outstanding common units for the six months ended June 30, 2020 is as follows:

Number of Units
Number of common units at December 31, 2019	82,985,941
Phantom vested units exercised	54,840
Number of common units at June 30, 2020	83,040,781

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

The calculation of net income (loss) allocated to the partners is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Attributable to Common Units
Distributions	$69	$68	$137	$136
Distributions in excess of net income (loss)	69	(32)	(147)	(12)
Limited partners' interest in net income (loss)	$138	$36	$(10)	$124

Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or declared during 2020 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)

August 19, 2020	$0.8255	$69	$18
May 19, 2020	$0.8255	$69	$18
February 19, 2020	$0.8255	$69	$18

14.	Unit-Based Compensation
A summary of our phantom unit award activity is as follows:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,124,012	$29.15
Granted	655,630	30.70
Vested	(477,256)	30.04
Forfeited	(189,064)	28.16
Outstanding at December 31, 2019	2,113,322	29.21
Granted	17,235	29.77
Vested	(83,544)	32.07
Forfeited	(72,608)	29.01
Outstanding at June 30, 2020	1,974,405	$29.10

15.	Segment Reporting
Our financial statements reflect two reportable segments, Fuel Distribution and Marketing and All Other.
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense and depreciation, amortization and accretion expense, non-cash unit-based compensation expense, gains and losses on disposal of assets and impairment charges, unrealized gains and losses on commodity derivatives, inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.

The following table presents financial information by segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020				2019
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$1,930	$62		$1,992	$4,193	$173		$4,366
Non motor fuel sales	20	34		54	16	58		74
Lease income	29	5		34	31	4		35
Intersegment sales	152	—	(152)	—	463	16	(479)	—
Total revenue	2,131	101	(152)	2,080	4,703	251	(479)	4,475
Gross profit (1)
Motor fuel	275	19		294	171	19		190
Non motor fuel	13	17		30	13	31		44
Lease	29	5		34	31	4		35
Total gross profit	317	41		358	215	54		269
Total operating expenses	117	33		150	139	33		172
Operating income	200	8		208	76	21		97
Interest expense, net	(37)	(7)		(44)	(35)	(8)		(43)
Other income (expense), net	—	—		—	—	6		6
Equity in earnings of unconsolidated affiliate	1	—		1	—	—		—
Income from operations before income taxes	164	1		165	41	19		60
Income tax expense	3	5		8	2	3		5
Net income (loss) and comprehensive income (loss)	$161	$(4)		$157	$39	$16		$55
Depreciation, amortization and accretion	36	11		47	37	10		47
Interest expense, net	37	7		44	35	8		43
Income tax expense	3	5		8	2	3		5
Non-cash unit-based compensation expense	3	—		3	3	—		3
Loss on disposal of assets and impairment charges	—	6		6	—	2		2
Unrealized loss on commodity derivatives	—	—		—	3	—		3
Inventory adjustments	(87)	(3)		(90)	(4)	—		(4)
Equity in earnings of unconsolidated affiliate	(1)	—		(1)	—	—		—
Adjusted EBITDA related to unconsolidated affiliate	3	—		3	—	—		—
Other non-cash adjustments	5	—		5	4	(6)		(2)
Adjusted EBITDA	$160	$22		$182	$119	$33		$152
Capital expenditures	$15	$3		$18	$28	$3		$31
Total assets as of June 30, 2020 and December 31, 2019, respectively	$4,014	$1,107		$5,121	$4,189	$1,249		$5,438

________________________________

(1)	Excludes depreciation, amortization and accretion.

	Six Months Ended June 30,
	2020				2019
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$4,969	$189		$5,158	$7,635	$314		$7,949
Non motor fuel sales	31	94		125	35	113		148
Lease income	59	10		69	63	7		70
Intersegment sales	445	—	(445)	—	827	48	(875)	—
Total revenue	5,504	293	(445)	5,352	8,560	482	(875)	8,167
Gross profit (1)
Motor fuel	269	46		315	429	46		475
Non motor fuel	24	58		82	30	64		94
Lease	59	10		69	63	7		70
Total gross profit	352	114		466	522	117		639
Total operating expenses	272	68		340	274	116		390
Operating income	80	46		126	248	1		249
Interest expense, net	(75)	(13)		(88)	(71)	(14)		(85)
Other income (expense), net	—	—		—	3	—		3
Equity in earnings of unconsolidated affiliate	2	—		2	—	—		—
Income (loss) from operations before income taxes	7	33		40	180	(13)		167
Income tax expense (benefit)	3	8		11	4	(1)		3
Net income (loss) and comprehensive income (loss)	$4	$25		$29	$176	$(12)		$164
Depreciation, amortization and accretion	73	19		92	71	21		92
Interest expense, net	75	13		88	71	14		85
Income tax expense (benefit)	3	8		11	4	(1)		3
Non-cash unit-based compensation expense	7	—		7	6	—		6
Loss on disposal of assets and impairment charges	—	8		8	4	46		50
Unrealized loss (gain) on commodity derivatives	6	—		6	(3)	—		(3)
Inventory adjustments	139	(2)		137	(97)	—		(97)
Equity in earnings of unconsolidated affiliate	(2)	—		(2)	—	—		—
Adjusted EBITDA related to unconsolidated affiliate	5	—		5	—	—		—
Other non-cash adjustments	10	—		10	5	—		5
Adjusted EBITDA	$320	$71		$391	$237	$68		$305
Capital expenditures	$40	$19		$59	$48	$9		$57
Total assets as of June 30, 2020 and December 31, 2019, respectively	$4,014	$1,107		$5,121	$4,189	$1,249		$5,438
________________________________

(1)	Excludes depreciation, amortization and accretion.

16.	Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common unit computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except units and per unit amounts)
Net income and comprehensive income	$157	$55	$29	$164
Less:
Incentive distribution rights	17	17	35	35
Distributions on nonvested phantom unit awards	2	2	4	4
Limited partners’ interest in net income (loss)	$138	$36	$(10)	$125
Weighted average common units outstanding:
Common - basic	83,030,286	82,742,323	83,022,027	82,726,842
Common - equivalents (1)	568,444	767,664	—	728,179
Common - diluted	83,598,730	83,509,987	83,022,027	83,455,021
Net income (loss) per common unit:
Common - basic	$1.65	$0.44	$(0.12)	$1.51
Common - diluted	$1.64	$0.43	$(0.12)	$1.50

________________________________
(1) For the six months ended June 30, 2020, common unit equivalents are excluded from the calculation of diluted weighted average common units outstanding, because the impact would have been antidilutive

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2019.
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
We are managed by Sunoco GP LLC, our General Partner. As of June 30, 2020, Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”), owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.3% of our common units, which constitutes a 28.6% limited partner interest in us.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:

•	75 company-owned and operated retail stores;

•	543 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;

•	6,927 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,625 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
As of June 30, 2020, we operated 75 retail stores. Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
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

•
Gross profit per gallon. Gross profit per gallon is calculated as the gross profit on motor fuel (excluding non-cash inventory adjustments as described under "Adjusted EBITDA" below) divided by the number of gallons sold, and is typically expressed as cents per gallon. Our gross profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail gross profit per gallon is heavily impacted by volatile pricing and intense competition from retail stores, supermarkets, club stores and other retail formats, which varies based on the market.

•
Adjusted EBITDA. Adjusted EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, allocated non-cash unit-based compensation expense, unrealized gains and losses on commodity derivatives and inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.

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

Key Operating Metrics and Results of Operations
The following information is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended June 30,
	2020				2019
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$1,930	$62	$1,992		$4,193	$173	$4,366
Non motor fuel sales	20	34	54		16	58	74
Lease income	29	5	34		31	4	35
Total revenues	$1,979	$101	$2,080		$4,240	$235	$4,475
Gross profit (1):
Motor fuel sales	$275	$19	$294		$171	$19	$190
Non motor fuel sales	13	17	30		13	31	44
Lease	29	5	34		31	4	35
Total gross profit	$317	$41	$358		$215	$54	$269
Net income (loss) and comprehensive income (loss)	$161	$(4)	$157		$39	$16	$55
Adjusted EBITDA (2)	$160	$22	$182		$119	$33	$152
Operating Data:
Total motor fuel gallons sold			1,515				2,054
Motor fuel gross profit cents per gallon (3)			13.5	¢			9.1	¢
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The Partnership’s results of operations are discussed on a consolidated basis below. Those results are primarily driven by the fuel distribution and marketing segment, which is the Partnership’s only significant segment. To the extent that results of operations are significantly impacted by discreet items or activities within the all other segment, such impacts are specifically attributed to the all other segment in the discussion and analysis below.
In the discussion below, the analysis of the Partnership’s primary revenue generating activities are discussed in the analysis of Adjusted EBITDA, and other significant items impacting net income are analyzed separately.
The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in millions)
Adjusted EBITDA
Fuel distribution and marketing	$160	$119	$41
All other	22	33	(11)
Total Adjusted EBITDA	182	152	30
Depreciation, amortization and accretion	(47)	(47)	—
Interest expense, net	(44)	(43)	(1)
Non-cash unit-based compensation expense	(3)	(3)	—
Loss on disposal of assets and impairment charges	(6)	(2)	(4)
Unrealized loss on commodity derivatives	—	(3)	3
Inventory adjustments	90	4	86
Equity in earnings of unconsolidated affiliate	1	—	1
Adjusted EBITDA related to unconsolidated affiliate	(3)	—	(3)
Other non-cash adjustments	(5)	2	(7)
Income tax expense	(8)	(5)	(3)
Net income and comprehensive income	$157	$55	$102
The following discussion of results compares the operations for the three months ended June 30, 2020 and 2019.
Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2020 was $182 million, an increase of $30 million from the three months ended June 30, 2019. The increase is primarily attributable to the following changes:

•
an increase in the gross profit on motor fuel sales of $16 million, primarily due a 48.8% increase in gross profit per gallon sold; partially offset by a 26.3% decrease in gallons sold for the three months ended June 30, 2020 compared to the three months ended June 30, 2019;

•
a decrease in operating costs of $26 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease primarily due to lower employee costs, maintenance, advertising, credit card fees and utilities;

•	an increase in unconsolidated affiliate adjusted EBITDA of $3 million, which is attributable to the J.C. Nolan diesel fuel pipeline to West Texas entered into in 2019; partially offset by

•	a decrease in non motor fuel sales gross profit of $15 million, primarily due to reduced credit card transactions related to the COVID-19 pandemic.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $47 million for the three months ended June 30, 2020 and for the three months ended June 30, 2019.
Interest Expense. Interest expense for the three months ended June 30, 2020 was $44 million, an increase of $1 million from the three months ended June 30, 2019. This increase is primarily attributable to a slight increase in average total long-term debt for the respective periods.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $3 million for the three months ended June 30, 2020 and three months ended June 30, 2019.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges for the three months ended June 30, 2020 was $6 million and was primarily attributable to an additional loss adjustment on the 2019 sale of our ethanol plant in Fulton, New York. Loss on disposal of assets and impairment charges for the three months ended June 30, 2019 was primarily attributable to a $3 million loss on the sale of our ethanol plant in Fulton, New York.
Unrealized gain (loss) on commodity derivatives. The unrealized gains and losses on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2020, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $90 million, creating a favorable impact to net income. For the three months ended June 30, 2019, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $4 million, creating a favorable impact to net income.
Income Tax Expense. Income tax expense for the three months ended June 30, 2020 was $8 million, an increase of $3 million from income tax expense of $5 million for the three months ended June 30, 2019. This change is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Six Months Ended June 30,
	2020				2019
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$4,969	$189	$5,158		$7,635	$314	$7,949
Non motor fuel sales	31	94	125		35	113	148
Lease income	59	10	69		63	7	70
Total revenues	$5,059	$293	$5,352		$7,733	$434	$8,167
Gross profit (1):
Motor fuel sales	$269	$46	$315		$429	$46	$475
Non motor fuel sales	24	58	82		30	64	94
Lease	59	10	69		63	7	70
Total gross profit	$352	$114	$466		$522	$117	$639
Net income (loss) and comprehensive income (loss)	4	25	29		176	(12)	164
Adjusted EBITDA (2)	320	71	391		237	68	305
Operating Data:
Total motor fuel gallons sold			3,413				3,995
Motor fuel gross profit cents per gallon (3)			13.3	¢			9.5	¢
________________________________

(1)	Excludes depreciation, amortization and accretion.

(2)	We define Adjusted EBITDA as described above under “Key Measures Used to Evaluate and Assess Our Business.”

(3)	Includes other non-cash adjustments and excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The Partnership’s results of operations are discussed on a consolidated basis below. Those results are primarily driven by the fuel distribution and marketing segment, which is the Partnership’s only significant segment. To the extent that results of operations are significantly impacted by discreet items or activities within the all other segment, such impacts are specifically attributed to the all other segment in the discussion and analysis below.
In the discussion below, the analysis of the Partnership’s primary revenue generating activities are discussed in the analysis of Adjusted EBITDA, and other significant items impacting net income are analyzed separately.
The following table presents a reconciliation of Adjusted EBITDA to net income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in millions)
Adjusted EBITDA:
Fuel distribution and marketing	$320	$237	$83
All other	71	68	3
Total Adjusted EBITDA	391	305	86
Depreciation, amortization and accretion	(92)	(92)	—
Interest expense, net	(88)	(85)	(3)
Non-cash unit-based compensation expense	(7)	(6)	(1)
Loss on disposal of assets and impairment charges	(8)	(50)	42
Unrealized gain (loss) on commodity derivatives	(6)	3	(9)
Inventory adjustments	(137)	97	(234)
Equity in earnings of unconsolidated affiliate	2	—	2
Adjusted EBITDA related to unconsolidated affiliate	(5)	—	(5)
Other non-cash adjustments	(10)	(5)	(5)
Income tax expense	(11)	(3)	(8)
Net income and comprehensive income	$29	$164	$(135)
The following discussion of results compares the operations for the six months ended June 30, 2020 and 2019.
Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2020 was $391 million, an increase of $86 million from the six months ended June 30, 2019. The increase is primarily attributable to the following changes:

•
an increase in the gross profit on motor fuel sales of $84 million, primarily due a 39.6% increase in gross profit per gallon sold and the receipt of a $13 million make-up payment under the fuel supply agreement with 7-Eleven, Inc.; partially offset by a 14.6% decrease in gallons sold for the six months ended June 30, 2020 compared to the six months ended June 30, 2019;

•
a decrease in operating costs of $10 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease primarily due to lower employee costs, maintenance, advertising, credit card fees and utilities, which was partially offset by a $16 million charge for current expected credit losses of our accounts receivable in connection with the financial impact from COVID-19;

•	an increase in unconsolidated affiliate adjusted EBITDA of $5 million, which is attributable to the J.C. Nolan diesel fuel pipeline to West Texas entered into in 2019; partially offset by

•	a decrease in non motor fuel sales gross profit of $13 million, primarily due to reduced credit card transactions related to the COVID-19 pandemic.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $92 million for the six months ended June 30, 2020 and 2019.
Interest Expense. Interest expense for the six months ended June 30, 2020 was $88 million, an increase of $3 million from the six months ended June 30, 2019. This increase is primarily attributable to a slight increase in average total long-term debt.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $7 million for the six months ended June 30, 2020 and $6 million for the six months ended June 30, 2019.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges for the six months ended June 30, 2020 was $8 million and was primarily attributable to an additional loss adjustment on the 2019 sale of our ethanol plant in Fulton, New York. Loss on disposal of assets and impairment charges for the six months ended June 30, 2019 was primarily attributable to a $47 million write-down on assets held for sale and a $3 million loss on disposal of assets related to our ethanol plant in Fulton, New York.
Unrealized gain (loss) on commodity derivatives. The unrealized gains and losses on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the six months ended June 30, 2020, a decline in fuel prices caused the lower of cost or market reserves to increase by a net of $137 million - resulting in an adverse impact to net income. For the six months ended June 30, 2019, an increase in fuel prices reduced lower of cost or market reserve requirements for the period, creating a favorable impact to net income of $97 million.
Income Tax Expense. Income tax expense for the six months ended June 30, 2020 was $11 million, an increase of $8 million from income tax expense of $3 million for the six months ended June 30, 2019. This increase is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries.
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
As of June 30, 2020, we had $33 million of cash and cash equivalents on hand and borrowing capacity of $1.3 billion under the 2018 Revolver. The Partnership was in compliance with all financial covenants at June 30, 2020. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2020; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	For the Six Months Ended June 30,
	2020	2019
	(in millions)
Net cash provided by (used in)
Operating activities	$255	$184
Investing activities	(57)	(35)
Financing activities	(186)	(169)
Net increase (decrease) in cash and cash equivalents	$12	$(20)
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
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Net cash provided by operations was $255 million and $184 million for the six months of 2020 and 2019, respectively. The increase in cash flows provided by operations was due to an increase in operating assets and liabilities of $4 million compared to the six months ended June 30, 2019 and a $67 million increase in cash basis net income compared to the six months ended June 30, 2019.
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
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Net cash used in investing activities was $57 million and $35 million for the first six months of 2020 and 2019, respectively. Capital expenditures were $59 million and $57 million for the first six months of 2020 and 2019, respectively. Contributions to unconsolidated affiliate were $5 million for the six months ended June 30, 2020. Proceeds from disposal of property and equipment were $3 million and $22 million for the first six months of 2020 and 2019, respectively.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Net cash used in financing activities was $186 million and $169 million for the first six months of 2020 and 2019, respectively. During the six months ended June 30, 2020, we:

•	borrowed $663 million and repaid $667 million under our 2018 Revolver to fund daily operations; and

•	paid $176 million in distributions to our unitholders, of which $82 million was paid to ETO.

During the six months ended June 30, 2019, we:

•	issued $600 million of 6.000% Senior Notes due 2027;

•	borrowed $1.1 billion and repaid $1.6 billion under our 2018 Revolver to fund daily operations; and

•	paid $175 million in distributions to our unitholders, of which $82 million was paid to ETO.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On July 28, 2020, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended June 30, 2020, excluding distributions to Class C unitholders. The declared distribution will be paid on August 19, 2020 to unitholders of record on August 7, 2020.
Capital Expenditures
Included in our capital expenditures for the first six months of 2020 was $9 million in maintenance capital and $50 million in growth capital. Growth capital relates primarily to dealer supply contracts.
We currently expect to spend approximately $30 million in maintenance capital and $75 million in growth capital for the full year 2020.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Sale leaseback financing obligation	$100	$103
2018 Revolver	158	162
4.875% Senior Notes Due 2023	1,000	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
Finance leases	29	32
Total debt	3,087	3,097
Less: current maturities	12	11
Less: debt issuance costs	23	26
Long-term debt, net	$3,052	$3,060
Revolving Credit Agreement
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). As of June 30, 2020, the balance on the 2018 Revolver was $158 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at June 30, 2020 was $1.3 billion. The weighted average interest rate on the total amount outstanding at June 30, 2020 was 2.19%. The Partnership was in compliance with all financial covenants at June 30, 2020.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of June 30, 2020, we had $158 million borrowed on the 2018 Revolver compared to $162 million borrowed on the 2018 Revolver at December 31, 2019. Further, as of June 30, 2020, we had $2.8 billion outstanding under our Senior Notes. See Note 6 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 1.4 million barrels with an aggregated unrealized loss of $4.9 million outstanding at June 30, 2020.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of June 30, 2020:

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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $158 million of outstanding borrowings on the 2018 Revolver as of June 30, 2020. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2020 would be a $2 million change to interest expense. Our primary exposure relates to:

•	interest rate risk on short-term borrowings; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2020 or 2019.
Commodity Price Risk
Aloha has terminals on all four major Hawaiian Islands that hold purchased fuel until it is delivered to customers (typically over a two to three week period). Commodity price risks relating to this inventory are not currently hedged. The terminal inventory balance was $20 million at June 30, 2020.
Sunoco LLC holds working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2020, Sunoco LLC held approximately $236 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had a position of 1.4 million barrels with an aggregate unrealized loss of $4.9 million outstanding at June 30, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer, as the principal executive officer and person performing functions similar to that of the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer, as the principal executive officer and person performing functions similar to that of the principal financial officer, has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer, as the principal executive officer and person performing functions similar to that of the principal financial officer, to allow timely decisions regarding required disclosure.
During the three months ended June 30, 2020, the Partnership, including certain of its subsidiaries, implemented an enterprise resource planning (“ERP”) system, in order to update existing technology and to integrate, simplify and standardize processes among the Partnership and its subsidiaries. Accordingly, we have made changes to our internal controls to address systems and/ or processes impacted by the ERP system implementation. Neither the ERP system implementation nor the related control changes were undertaken in response to any deficiencies in the Partnership’s internal control over financial reporting.
Other than as discussed above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Separation Agreement with Thomas R. Miller (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File No. 001-35653) filed by the registrant on June 4, 2020).

31.1 *
Certification of Chief Executive Officer, as the principal executive officer and person performing functions similar to that of the principal financial officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **
Certification of Chief Executive Officer, as the principal executive officer and person performing functions similar to that of the principal financial officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1
Energy Transfer Operating, L.P. consolidated financial statements for the six months ended June 30, 2020 (incorporated by reference to Part I, Item 1 of Form 10-Q (File No. 001-31219) filed by Energy Transfer Operating, L.P. on August 6, 2020)

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

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 6, 2020	By	/s/ Camilla A. Harris
Camilla A. Harris
Vice President, Controller and Principal Accounting Officer (In her capacity as principal accounting officer)