Form 10-Q
period 2020-09-30
Sunoco LP
filed 2020-11-05
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 83,089,063 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at October 30, 2020.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$63	$21
Accounts receivable, net	252	399
Receivables from affiliates	6	12
Inventories, net	327	419
Other current assets	39	73
Total current assets	687	924

Property and equipment	2,192	2,134
Accumulated depreciation	(776)	(692)
Property and equipment, net	1,416	1,442
Other assets:
Finance lease right-of-use assets, net	3	29
Operating lease right-of-use assets, net	527	533
Goodwill	1,555	1,555

Intangible assets	900	906
Accumulated amortization	(298)	(260)
Intangible assets, net	602	646
Other noncurrent assets	196	188
Investment in unconsolidated affiliate	137	121
Total assets	$5,123	$5,438
Liabilities and equity
Current liabilities:
Accounts payable	$286	$445
Accounts payable to affiliates	124	49
Accrued expenses and other current liabilities	225	219
Operating lease current liabilities	19	20
Current maturities of long-term debt	6	11
Total current liabilities	660	744
Operating lease noncurrent liabilities	528	530
Revolving line of credit	87	162
Long-term debt, net	2,877	2,898
Advances from affiliates	135	140
Deferred tax liability	96	109
Other noncurrent liabilities	105	97
Total liabilities	4,488	4,680
Commitments and contingencies (Note 10)
Equity:
Limited partners:
Common unitholders (83,089,063 units issued and outstanding as of September 30, 2020 and 82,985,941 units issued and outstanding as of December 31, 2019)	635	758
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of September 30, 2020 and December 31, 2019)	—	—
Total equity	635	758
Total liabilities and equity	$5,123	$5,438

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Motor fuel sales	$2,711	$4,225	$7,869	$12,174
Non motor fuel sales	60	69	185	217
Lease income	34	37	103	107
Total revenues	2,805	4,331	8,157	12,498
Cost of sales and operating expenses:
Cost of sales	2,497	4,039	7,383	11,567
General and administrative	28	40	87	101
Other operating	68	79	219	236
Lease expense	16	15	46	45
Loss (gain) on disposal of assets and impairment charges	(1)	(4)	7	46
Depreciation, amortization and accretion	50	45	142	137
Total cost of sales and operating expenses	2,658	4,214	7,884	12,132
Operating income	147	117	273	366
Other income (expense):
Interest expense, net	(43)	(45)	(131)	(130)
Other income (expense), net	—	—	—	3
Equity in earnings of unconsolidated affiliate	1	—	3	—
Income before income taxes	105	72	145	239
Income tax expense	5	6	16	9
Net income and comprehensive income	$100	$66	$129	$230

Net income per common unit:
Common units - basic	$0.97	$0.57	$0.85	$2.09
Common units - diluted	$0.96	$0.57	$0.84	$2.07

Weighted average common units outstanding:
Common units - basic	83,056,365	82,749,644	83,033,556	82,734,526
Common units - diluted	83,770,034	83,649,898	83,668,835	83,512,121

Cash distributions per unit	$0.8255	$0.8255	$2.4765	$2.4765

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance at December 31, 2019	$758
Cash distribution to unitholders	(88)
Unit-based compensation	4
Partnership net loss	(128)
Balance at March 31, 2020	546
Cash distribution to unitholders	(88)
Unit-based compensation	3
Partnership net income	157
Balance at June 30, 2020	618
Cash distribution to unitholders	(88)
Unit-based compensation	4
Other	1
Partnership net income	100
Balance at September 30, 2020	$635

Balance at December 31, 2018	$784
Cash distribution to unitholders	(87)
Unit-based compensation	3
Partnership net income	109
Balance at March 31, 2019	809
Cash distribution to unitholders	(88)
Unit-based compensation	3
Partnership net income	55
Balance at June 30, 2019	779
Cash distribution to unitholders	(87)
Unit-based compensation	4
Partnership net income	66
Balance at September 30, 2019	$762

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$129	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	142	137
Amortization of deferred financing fees	5	5
Loss on disposal of assets and impairment charge	7	46
Other non-cash, net	—	(3)
Non-cash unit-based compensation expense	11	10
Deferred income tax	(3)	(10)
Inventory valuation adjustment	126	(71)
Equity in earnings of unconsolidated affiliate	(3)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	147	(70)
Receivables from affiliates	6	33
Inventories	(34)	15
Other assets	22	(33)
Accounts payable	(150)	68
Accounts payable to affiliates	62	(22)
Accrued expenses and other current liabilities	6	(68)
Other noncurrent liabilities	(11)	27
Net cash provided by operating activities	462	294
Cash flows from investing activities:
Capital expenditures	(80)	(103)
Contributions to unconsolidated affiliate	(8)	(37)
Distributions from unconsolidated affiliate in excess of cumulative earnings	9	—
Other acquisition	—	(5)
Proceeds from disposal of property and equipment	6	29
Net cash used in investing activities	(73)	(116)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	600
Payments on long-term debt	(8)	(6)
Revolver borrowings	952	1,797
Revolver repayments	(1,027)	(2,343)
Loan origination costs	—	(6)
Advances from (to) affiliates	—	(1)
Distributions to unitholders	(264)	(262)
Net cash used in financing activities	(347)	(221)
Net increase (decrease) in cash and cash equivalents	42	(43)
Cash and cash equivalents at beginning of period	21	56
Cash and cash equivalents at end of period	$63	$13

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$8	$75

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “SUN,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”). As of September 30, 2020, ETO and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.3% of our common units, which constitutes a 28.6% limited partner interest in us.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and our wholly‑owned subsidiaries.
Our primary operations are conducted by the following consolidated subsidiaries:
•Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Texas, Arkansas and New York.
•Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey.
•Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
•Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates retail stores on the Hawaiian Islands.

All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on income from operations, net income and comprehensive income, the balance sheets or statements of cash flows.
2.Summary of Significant Accounting Policies
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
Significant Accounting Policies
As of September 30, 2020, the only change in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020, was the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, described below under Recently Adopted Accounting Pronouncement.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $82 million and $101 million for the three months ended September 30, 2020 and 2019, respectively, and $226 million and $295 million for the nine months ended September 30, 2020 and 2019, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying consolidated statements of operations and comprehensive income.

Recently Adopted Accounting Pronouncement
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The Partnership adopted ASU 2016-13 on January 1, 2020. The impact of the adoption was not material; however, due to the global economic impacts of COVID-19, the Partnership recorded $16 million of current expected credit losses for the nine months ended September 30, 2020.
3.Accounts Receivable, net
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
Accounts receivable, net, consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Accounts receivable, trade	$213	$337
Credit card receivables	25	29
Vendor receivables for rebates and branding	23	19
Other receivables	4	16
Allowance for expected credit losses	(13)	(2)
Accounts receivable, net	$252	$399
4.Inventories, net
Due to changes in fuel prices, we recorded an inventory adjustment on the value of fuel inventory of $126 million for the nine months ended September 30, 2020.
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of September 30, 2020 and December 31, 2019, the carrying value of the Partnership’s fuel inventory included lower of cost or market reserves of $360 million and $229 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the three and nine months ended September 30, 2020 and 2019, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of LIFO fuel inventory.
Inventories, net, consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Fuel	$319	$412
Other	8	7
Inventories, net	$327	$419

5.Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Wage and other employee-related accrued expenses	$28	$32
Accrued tax expense	88	42
Accrued insurance	24	27
Accrued interest expense	38	57
Dealer deposits	22	23
Accrued environmental expense	9	6
Other	16	32
Total	$225	$219
6.Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Sale leaseback financing obligation	$99	$103
2018 Revolver	87	162
4.875% Senior Notes Due 2023	1,000	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
Finance leases	6	32
Total debt	2,992	3,097
Less: current maturities	6	11
Less: debt issuance costs	22	26
Long-term debt, net	$2,964	$3,060
Revolving Credit Agreement
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). As of September 30, 2020, the balance on the 2018 Revolver was $87 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at September 30, 2020 was $1.4 billion. The weighted average interest rate on the total amount outstanding at September 30, 2020 was 2.15%. The Partnership was in compliance with all financial covenants at September 30, 2020.
2018 Private Offering of Senior Notes
Effective May 1, 2020, all of the Sunoco LP common units owned by ETC M-A Acquisition LLC ("ETC M-A") and the related guarantees of Sunoco LP’s $1 billion principal amount of 4.875% senior notes due 2023, $800 million principal amount of 5.5% senior notes due 2026 and $400 million principal amount of 5.875% senior notes due 2028 were assigned to ETO.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of September 30, 2020 is estimated to be approximately $3.0 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

7.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Reserve for underground storage tank removal	$74	$67
Accrued environmental expense, long-term	15	23
Other	16	7
Total	$105	$97
8.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel.
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ETO operates the J.C. Nolan pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. Our investment in this unconsolidated joint venture was $137 million and $121 million as of September 30, 2020 and December 31, 2019, respectively. In addition, we recorded income on the unconsolidated joint venture of $1.0 million and $3.0 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, we recorded income on the unconsolidated joint venture of $0.1 million.
Summary of Transactions
Related party transactions with affiliates for the three and nine months ended September 30, 2020 and 2019 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Motor fuel sales to affiliates	$4	$3	$53	$4
Bulk fuel purchases from affiliates	$222	$177	$661	$459
Significant affiliate balances and activity related to the consolidated balance sheets are as follows:
•Net advances from affiliates were $135 million and $140 million as of September 30, 2020 and December 31, 2019, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with ETO.
•Net accounts receivable from affiliates were $6 million and $12 million as of September 30, 2020 and December 31, 2019, respectively, which are primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $124 million and $49 million as of September 30, 2020 and December 31, 2019, respectively, which are related to operational expenses and bulk fuel purchases.
9.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$586	$928	$1,621	$2,695
Distributor	1,316	2,027	3,428	5,808
Unbranded wholesale	426	667	1,569	1,940
Commission agent	272	419	951	1,233
Non motor fuel sales	14	14	45	49
Lease income	30	31	89	94
Total	2,644	4,086	7,703	11,819
All Other Segment
Motor fuel	111	184	300	498
Non motor fuel sales	46	55	140	168
Lease income	4	6	14	13
Total	161	245	454	679
Total revenue	$2,805	$4,331	$8,157	$12,498
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
The balances of the Partnership’s contract assets and contract liabilities as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Contract balances
Contract asset	$123	$117
Accounts receivable from contracts with customers	$225	$366
Contract liability	$—	$—
The amount of revenue recognized in the three and nine months ended September 30, 2020 that was included in the contract liability balance at the beginning of each period was $0.1 million and $0.3 million, respectively, and $0.1 million and $0.3 million in the three and nine months ended September 30, 2019, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized was $4 million and $14 million for the three and nine months ended September 30, 2020, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2019, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

10.Commitments and Contingencies
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
Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 20 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally, many leases contain early termination clauses; however, early termination typically requires the agreement of both parties to the lease. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. At this time, the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of property and equipment under finance leases are limited by the expected lease term.
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
The components of lease expense consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost	Classification	2020	2019	2020	2019
		(in millions)
Operating lease cost	Lease expense	$15	$13	$41	$39
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	—	2	3	2
Interest on lease liabilities	Interest expense	—	1	—	1
Short term lease cost	Lease expense	—	1	2	3
Variable lease cost	Lease expense	1	1	3	3
Sublease income	Lease income	(10)	(12)	(30)	(33)
Net lease cost		$6	$6	$19	$15

	September 30,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years)
Operating leases	24	24
Finance leases	9	6
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	8%	5%

	Nine Months Ended September 30,
Other information	2020	2019
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(39)	$(39)
Operating cash flows from finance leases	$—	$(1)
Financing cash flows from finance leases	$(3)	$(2)
Leased assets obtained in exchange for new finance lease liabilities	$—	$37
Leased assets obtained in exchange for new operating lease liabilities	$11	$22
For the nine months ended September 30, 2020, $23 million of finance leases were terminated with no cash impact.

Maturity of lease liabilities (as of September 30, 2020)	Operating leases	Finance leases	Total
	(in millions)
2020 (remainder)	$12	$—	$12
2021	50	1	51
2022	48	1	49
2023	46	1	47
2024	45	1	46
Thereafter	847	5	852
Total lease payment	1,048	9	1,057
Less: interest	501	3	504
Present value of lease liabilities	$547	$6	$553
Lessor Accounting
The Partnership leases or subleases a portion of its real estate portfolio to third party companies as a stable source of long-term revenue. Our lessor and sublease portfolio consists mainly of operating leases with convenience store operators. At this time, most lessor agreements contain 5-year terms with renewal options to extend and early termination options based on established terms specific to the individual agreement. The below table is a summary of lease income by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Fuel Distribution and Marketing lease income	$30	$31	$89	$94
All Other lease income	4	6	14	13
Total lease income	$34	$37	$103	$107

Minimum future lease payments receivable are as follows:

September 30, 2020
(in millions)
2020 (remainder)	$29
2021	97
2022	63
2023	8
2024	3
Thereafter	7
Total undiscounted cash flow	$207
11.Interest Expense, net
Components of net interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest expense	$41	$43	$128	$126
Amortization of deferred financing fees	2	3	5	5
Interest income	—	(1)	(2)	(1)
Interest expense, net	$43	$45	$131	$130
12.Income Tax Expense
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Income tax expense at statutory federal rate	$22	$15	$31	$50
Partnership earnings not subject to tax	(18)	(10)	(20)	(46)
State and local tax, net of federal benefit	1	—	4	—
Other	—	1	1	5
Net income tax expense	$5	$6	$16	$9
13.Partners' Capital
As of September 30, 2020, ETO and its subsidiaries owned 28,463,967 common units, which constitutes 34.3% of our outstanding common units, and the public owned 54,625,096 common units. As of September 30, 2020, our consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).
Common Units
The change in our outstanding common units for the nine months ended September 30, 2020 is as follows:

Number of Units
Number of common units at December 31, 2019	82,985,941
Phantom vested units exercised	103,122
Number of common units at September 30, 2020	83,089,063

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

The calculation of net income allocated to the partners is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Attributable to Common Units
Distributions	$69	$68	$206	$205
Distributions in excess of (less than) net income	12	(21)	(135)	(33)
Limited partners' interest in net income	$81	$47	$71	$172
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or declared during 2020 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
November 19, 2020	$0.8255	$69	$18
August 19, 2020	$0.8255	$69	$18
May 19, 2020	$0.8255	$69	$18
February 19, 2020	$0.8255	$69	$18

14.Unit-Based Compensation
A summary of our phantom unit award activity is as follows:

	Number of Phantom Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,124,012	$29.15
Granted	655,630	30.70
Vested	(477,256)	30.04
Forfeited	(189,064)	28.16
Outstanding at December 31, 2019	2,113,322	29.21
Granted	17,235	29.77
Vested	(155,655)	30.67
Forfeited	(122,706)	29.13
Outstanding at September 30, 2020	1,852,196	$29.10
15.Segment Reporting
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

The following table presents financial information by segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020				2019
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$2,600	$111		$2,711	$4,041	$184		$4,225
Non motor fuel sales	14	46		60	14	55		69
Lease income	30	4		34	31	6		37
Intersegment sales	259	—	(259)	—	430	—	(430)	—
Total revenue	2,903	161	(259)	2,805	4,516	245	(430)	4,331
Gross profit (1)
Motor fuel	224	13		237	195	22		217
Non motor fuel	11	26		37	10	28		38
Lease	30	4		34	31	6		37
Total gross profit	265	43		308	236	56		292
Total operating expenses	122	39		161	141	34		175
Operating income	143	4		147	95	22		117
Interest expense, net	(37)	(6)		(43)	(37)	(8)		(45)
Other income (expense), net	—	—		—	—	—		—
Equity in earnings of unconsolidated affiliate	1	—		1	—	—		—
Income (loss) from operations before income taxes	107	(2)		105	58	14		72
Income tax expense	—	5		5	1	5		6
Net income (loss) and comprehensive income (loss)	$107	$(7)		$100	$57	$9		$66
Depreciation, amortization and accretion	44	6		50	36	9		45
Interest expense, net	37	6		43	37	8		45
Income tax expense	—	5		5	1	5		6
Non-cash unit-based compensation expense	4	—		4	4	—		4
Gain on disposal of assets and impairment charges	—	(1)		(1)	(4)	—		(4)
Unrealized gain on commodity derivatives	(6)	—		(6)	(1)	—		(1)
Inventory adjustments	(14)	3		(11)	26	—		26
Equity in earnings of unconsolidated affiliate	(1)	—		(1)	—	—		—
Adjusted EBITDA related to unconsolidated affiliate	2	—		2	1	—		1
Other non-cash adjustments	4	—		4	4	—		4
Adjusted EBITDA	$177	$12		$189	$161	$31		$192
Capital expenditures	$19	$2		$21	$32	$15		$47
Total assets as of September 30, 2020 and December 31, 2019, respectively	$3,878	$1,245		$5,123	$4,189	$1,249		$5,438
________________________________
(1)    Excludes depreciation, amortization and accretion.

	Nine Months Ended September 30,
	2020				2019
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$7,569	$300		$7,869	$11,676	$498		$12,174
Non motor fuel sales	45	140		185	49	168		217
Lease income	89	14		103	94	13		107
Intersegment sales	704	—	(704)	—	1,257	48	(1,305)	—
Total revenue	8,407	454	(704)	8,157	13,076	727	(1,305)	12,498
Gross profit (1)
Motor fuel	493	59		552	624	69		693
Non motor fuel	35	84		119	40	91		131
Lease	89	14		103	94	13		107
Total gross profit	617	157		774	758	173		931
Total operating expenses	394	107		501	415	150		565
Operating income	223	50		273	343	23		366
Interest expense, net	(112)	(19)		(131)	(108)	(22)		(130)
Other income (expense), net	—	—		—	3	—		3
Equity in earnings of unconsolidated affiliate	3	—		3	—	—		—
Income from operations before income taxes	114	31		145	238	1		239
Income tax expense	3	13		16	5	4		9
Net income (loss) and comprehensive income (loss)	$111	$18		$129	$233	$(3)		$230
Depreciation, amortization and accretion	117	25		142	107	30		137
Interest expense, net	112	19		131	108	22		130
Income tax expense	3	13		16	5	4		9
Non-cash unit-based compensation expense	11	—		11	10	—		10
Loss on disposal of assets and impairment charges	—	7		7	—	46		46
Unrealized gain on commodity derivatives	—	—		—	(4)	—		(4)
Inventory adjustments	125	1		126	(71)	—		(71)
Equity in earnings of unconsolidated affiliate	(3)	—		(3)	—	—		—
Adjusted EBITDA related to unconsolidated affiliate	7	—		7	1	—		1
Other non-cash adjustments	14	—		14	9	—		9
Adjusted EBITDA	$497	$83		$580	$398	$99		$497
Capital expenditures	$59	$21		$80	$79	$24		$103
Total assets as of September 30, 2020 and December 31, 2019, respectively	$3,878	$1,245		$5,123	$4,189	$1,249		$5,438
________________________________
(1)    Excludes depreciation, amortization and accretion.

16.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except units and per unit amounts)
Net income and comprehensive income	$100	$66	$129	$230
Less:
Incentive distribution rights	18	18	53	53
Distributions on nonvested phantom unit awards	1	1	5	5
Limited partners’ interest in net income	$81	$47	$71	$172
Weighted average common units outstanding:
Common - basic	83,056,365	82,749,644	83,033,556	82,734,526
Common - equivalents	713,669	900,254	635,279	777,595
Common - diluted	83,770,034	83,649,898	83,668,835	83,512,121
Net income per common unit:
Common - basic	$0.97	$0.57	$0.85	$2.09
Common - diluted	$0.96	$0.57	$0.84	$2.07

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to the Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2019 included therein.
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
Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q , may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast,” assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
•our ability to make, complete and integrate acquisitions from affiliates or third-parties;
•business strategy and operations of Energy Transfer Operating, L.P. and Energy Transfer LP and their respective conflicts of interest with us;
•changes in the price of and demand for the motor fuel that we distribute and our ability to appropriately hedge any motor fuel we hold in inventory;
•our dependence on limited principal suppliers;
•competition in the wholesale motor fuel distribution and retail store industry;
•changing customer preferences for alternate fuel sources or improvement in fuel efficiency;
•volatility of fuel prices or a prolonged period of low fuel prices and the effects of actions by, or disputes among or between, oil producing countries with respect to matters related to the price or production of oil;
•impacts of world health events, including the coronavirus ("COVID-19") pandemic;
•changes in our credit rating, as assigned by rating agencies;
•a deterioration in the credit and/or capital markets;
•general economic conditions;
•environmental, tax and other federal, state and local laws and regulations;
•the fact that we are not fully insured against all risks incident to our business;
•dangers inherent in the storage and transportation of motor fuel;
•our ability to manage growth and/or control costs;
•our reliance on senior management, supplier trade credit and information technology; and
•our partnership structure, which may create conflicts of interest between us and Sunoco GP LLC, our general partner (our “General Partner”), and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.
All forward-looking statements express or implied, are expressly qualified in their entirety by the foregoing cautionary statements.
Many of the foregoing risks and uncertainties are, and will be, heightened by the COVID-19 pandemic and any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2019 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, each of which is on file with the Securities and Exchange Commission. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of September 30, 2020, we operated 77 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner. As of September 30, 2020, Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”), owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.3% of our common units, which constitutes a 28.6% limited partner interest in us.
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
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:
•77 company-owned and operated retail stores;
•539 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;
•6,791 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,625 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.

Recent Developments and Outlook
    The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. As a provider of critical energy infrastructure, our business has been designated as a “critical business” and our employees as “critical infrastructure workers” pursuant to the Department of Homeland Security Guidance on Essential Critical Infrastructure Workforce(s). As an essential business providing motor fuels, the safety of our employees and the continued operation of our assets are our top priorities and we will continue to operate in accordance with federal and state health guidelines and safety protocols. We have implemented several new policies and provided employee training to help maintain the health and safety of our workforce. The future impact of the outbreak is highly uncertain and we cannot predict the impact on our volume demand, gross profit or collections from customers. There is no assurance that it will not have other material adverse impacts on the future results of the Partnership. See "Part II - Item 1A. Risk Factors" for further discussion.
Key Measures Used to Evaluate and Assess Our Business
Management uses a variety of financial measurements to analyze business performance, including the following key measures:
•Motor fuel gallons sold. One of the primary drivers of our business is the total volume of motor fuel sold through our channels. Fuel distribution contracts with our customers generally provide that we distribute motor fuel at a fixed, volume-based profit margin or at an agreed upon level of price support. As a result, gross profit is directly tied to the volume of motor fuel that we distribute. Total motor fuel gross profit dollars earned from the product of gross profit per gallon and motor fuel gallons sold are used by management to evaluate business performance.
•Gross profit per gallon. Gross profit per gallon is calculated as the gross profit on motor fuel (excluding non-cash inventory adjustments as described under "Adjusted EBITDA" below) divided by the number of gallons sold, and is typically expressed as cents per gallon. Our gross profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail gross profit per gallon is heavily impacted by volatile pricing and intense competition from retail stores, supermarkets, club stores and other retail formats, which varies based on the market.
•Adjusted EBITDA. Adjusted EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, allocated non-cash unit-based compensation expense, unrealized gains and losses on commodity derivatives and inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, read “Key Operating Metrics” below.
We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because:
•Adjusted EBITDA is used as a performance measure under our revolving credit facility;
•securities analysts and other interested parties use Adjusted EBITDA as a measure of financial performance; and
•our management uses Adjusted EBITDA for internal planning purposes, including aspects of our consolidated operating budget, and capital expenditures;
Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income (loss) as a measure of operating performance. Adjusted EBITDA has limitations as an analytical tool, and one should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•it does not reflect interest expense or the cash requirements necessary to service interest or principal payments on our revolving credit facility or term loan;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and
•as not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.
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
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended September 30,
	2020				2019
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$2,600	$111	$2,711		$4,041	$184	$4,225
Non motor fuel sales	14	46	$60		14	55	69
Lease income	30	4	$34		31	6	37
Total revenues	$2,644	$161	$2,805		$4,086	$245	$4,331
Gross profit (1):
Motor fuel sales	$224	$13	$237		$195	$22	$217
Non motor fuel sales	11	26	37		10	28	38
Lease	30	4	34		31	6	37
Total gross profit	$265	$43	$308		$236	$56	$292
Net income (loss) and comprehensive income (loss)	$107	$(7)	$100		$57	$9	$66
Adjusted EBITDA (2)	$177	$12	$189		$161	$31	$192
Operating Data:
Total motor fuel gallons sold			1,853				2,110
Motor fuel gross profit cents per gallon (3)			12.1	¢			11.6	¢
________________________________
(1)    Excludes depreciation, amortization and accretion.
(2)    We define Adjusted EBITDA, which is a non-GAAP financial measure, as described above under “Key Measures Used to Evaluate and Assess Our Business.”
(3)    Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The Partnership’s results of operations are discussed on a consolidated basis below. Those results are primarily driven by the fuel distribution and marketing segment, which is the Partnership’s only significant segment. To the extent that results of operations are significantly impacted by discrete items or activities within the all other segment, such impacts are specifically attributed to the all other segment in the discussion and analysis below.
In the discussion below, the analysis of the Partnership’s primary revenue generating activities are discussed in the analysis of Adjusted EBITDA, and other significant items impacting net income are analyzed separately.
The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in millions)
Adjusted EBITDA
Fuel distribution and marketing	$177	$161	$16
All other	12	31	(19)
Total Adjusted EBITDA	189	192	(3)
Depreciation, amortization and accretion	(50)	(45)	(5)
Interest expense, net	(43)	(45)	2
Non-cash unit-based compensation expense	(4)	(4)	—
Gain on disposal of assets and impairment charges	1	4	(3)
Unrealized gain on commodity derivatives	6	1	5
Inventory adjustments	11	(26)	37
Equity in earnings of unconsolidated affiliate	1	—	1
Adjusted EBITDA related to unconsolidated affiliate	(2)	(1)	(1)
Other non-cash adjustments	(4)	(4)	—
Income tax expense	(5)	(6)	1
Net income and comprehensive income	$100	$66	$34
The following discussion of results compares the operations for the three months ended September 30, 2020 and 2019.
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2020 was $189 million, a decrease of $3 million from the three months ended September 30, 2019. The decrease is primarily attributable to the following changes:
•a decrease in the gross profit on motor fuel sales of $23 million, primarily due to a 4.3% increase in gross profit per gallon sold; offset by a 12.2% decrease in gallons sold for the three months ended September 30, 2020 compared to the three months ended September 30, 2019;
•a decrease in non motor fuel sales and lease gross profit of $3 million, primarily due to rent concessions for the three months ended September 30, 2020; partially offset by
•a decrease in operating costs of $22 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease was primarily due to lower employee costs, professional fees, credit card processing fees and advertising costs; and
•an increase in unconsolidated affiliate adjusted EBITDA of $1 million, which is attributable to the J.C. Nolan diesel fuel pipeline to West Texas entered into in 2019.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $50 million for the three months ended September 30, 2020 and $45 million for the three months ended September 30, 2019.
Interest Expense. Interest expense for the three months ended September 30, 2020 was $43 million, a decrease of $2 million from the three months ended September 30, 2019. This decrease is primarily attributable to a slight decrease in average total long-term debt for the respective periods.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $4 million for the three months ended September 30, 2020 and three months ended September 30, 2019.

Gain on Disposal of Assets and Impairment Charges. Gain on disposal of assets and impairment charges for the three months ended September 30, 2020 was $1 million and the gain on disposal of assets and impairment charges for the three months ended September 30, 2019 was $4 million. Both gains were primarily attributable to disposal of fixed assets.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2020, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $11 million, creating a favorable impact to net income. For the three months ended September 30, 2019, a decline in fuel prices increased lower of cost or market reserve requirements for the period by $26 million, creating an adverse impact to net income.
Income Tax Expense. Income tax expense for the three months ended September 30, 2020 was $5 million, a decrease of $1 million from income tax expense of $6 million for the three months ended September 30, 2019. This change is primarily attributable to lower earnings from the Partnership's consolidated corporate subsidiaries.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Nine Months Ended September 30,
	2020				2019
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$7,569	$300	$7,869		$11,676	$498	$12,174
Non motor fuel sales	45	140	185		49	168	217
Lease income	89	14	103		94	13	107
Total revenues	$7,703	$454	$8,157		$11,819	$679	$12,498
Gross profit (1):
Motor fuel sales	$493	$59	$552		$624	$69	$693
Non motor fuel sales	35	84	119		40	91	131
Lease	89	14	103		94	13	107
Total gross profit	$617	$157	$774		$758	$173	$931
Net income (loss) and comprehensive income (loss)	$111	$18	$129		$233	$(3)	$230
Adjusted EBITDA (2)	$497	$83	$580		$398	$99	$497
Operating Data:
Total motor fuel gallons sold			5,265				6,105
Motor fuel gross profit cents per gallon (3)			12.9	¢			10.2	¢
________________________________
(1)    Excludes depreciation, amortization and accretion.
(2)    We define Adjusted EBITDA, a non-GAAP financial measure, as described above under “Key Measures Used to Evaluate and Assess Our Business.”
(3)    Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

The Partnership’s results of operations are discussed on a consolidated basis below. Those results are primarily driven by the fuel distribution and marketing segment, which is the Partnership’s only significant segment. To the extent that results of operations are significantly impacted by discrete items or activities within the all other segment, such impacts are specifically attributed to the all other segment in the discussion and analysis below.
In the discussion below, the analysis of the Partnership’s primary revenue generating activities are discussed in the analysis of Adjusted EBITDA, and other significant items impacting net income are analyzed separately.
The following table presents a reconciliation of Adjusted EBITDA to net income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in millions)
Adjusted EBITDA:
Fuel distribution and marketing	$497	$398	$99
All other	83	99	(16)
Total Adjusted EBITDA	580	497	83
Depreciation, amortization and accretion	(142)	(137)	(5)
Interest expense, net	(131)	(130)	(1)
Non-cash unit-based compensation expense	(11)	(10)	(1)
Loss on disposal of assets and impairment charges	(7)	(46)	39
Unrealized gain on commodity derivatives	—	4	(4)
Inventory adjustments	(126)	71	(197)
Equity in earnings of unconsolidated affiliate	3	—	3
Adjusted EBITDA related to unconsolidated affiliate	(7)	(1)	(6)
Other non-cash adjustments	(14)	(9)	(5)
Income tax expense	(16)	(9)	(7)
Net income and comprehensive income	$129	$230	$(101)
The following discussion of results compares the operations for the nine months ended September 30, 2020 and 2019.
Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2020 was $580 million, an increase of $83 million from the nine months ended September 30, 2019. The increase is primarily attributable to the following changes:
•an increase in the gross profit on motor fuel sales of $62 million, primarily due to a 26.5% increase in gross profit per gallon sold and the receipt of a $13 million make-up payment under the fuel supply agreement with 7-Eleven, Inc.; partially offset by a 13.8% decrease in gallons sold for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019;
•a decrease in operating costs of $31 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease was primarily due to lower employee costs, maintenance, advertising, credit card fees and utilities, which was partially offset by a $16 million charge for current expected credit losses of our accounts receivable in connection with the financial impact from COVID-19;
•an increase in unconsolidated affiliate adjusted EBITDA of $6 million, which is attributable to the J.C. Nolan diesel fuel pipeline to West Texas entered into in 2019; partially offset by
•a decrease in non motor fuel sales and lease gross profit of $16 million, primarily due to reduced credit card transactions related to the COVID-19 pandemic and rent concessions in 2020.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $142 million for the nine months ended September 30, 2020 and $137 million for the nine months ended September 30, 2019.
Interest Expense. Interest expense for the nine months ended September 30, 2020 was $131 million, an increase of $1 million from the nine months ended September 30, 2019. This increase is primarily attributable to a slight increase in average total long-term debt.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $11 million for the nine months ended September 30, 2020 and $10 million for the nine months ended September 30, 2019.

Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges for the nine months ended September 30, 2020 was $7 million and was primarily attributable to an additional loss adjustment on the 2019 sale of our ethanol plant in Fulton, New York. Loss on disposal of assets and impairment charges for the nine months ended September 30, 2019 was primarily attributable to a $47 million write-down on assets held for sale and a $3 million loss on disposal of assets related to our ethanol plant in Fulton, New York.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the nine months ended September 30, 2020, a decline in fuel prices caused the lower of cost or market reserves to increase by a net of $126 million - resulting in an adverse impact to net income. For the nine months ended September 30, 2019, an increase in fuel prices reduced lower of cost or market reserve requirements for the period, creating a favorable impact to net income of $71 million.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2020 was $16 million, an increase of $7 million from income tax expense of $9 million for the nine months ended September 30, 2019. This increase is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 or in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 may also significantly impact our liquidity.
As of September 30, 2020, we had $63 million of cash and cash equivalents on hand and borrowing capacity of $1.4 billion under the Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "2018 Revolver"). The Partnership was in compliance with all financial covenants at September 30, 2020. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2020; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
    Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	For the Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash provided by (used in)
Operating activities	$462	$294
Investing activities	(73)	(116)
Financing activities	(347)	(221)
Net increase (decrease) in cash and cash equivalents	$42	$(43)
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
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Net cash provided by operations was $462 million and $294 million for the nine months of 2020 and 2019, respectively. The increase in cash flows provided by operations was due to an increase in net cash flow from operating assets and liabilities of $98 million compared to the nine months ended September 30, 2019 and a $70 million increase in cash basis net income compared to the nine months ended September 30, 2019.
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
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Net cash used in investing activities was $73 million and $116 million for the first nine months of 2020 and 2019, respectively. Capital expenditures were $80 million and $103 million for the first nine months of 2020 and 2019, respectively. Contributions to unconsolidated affiliate were $8 million and $37 million for the nine months ended September 30, 2020 and 2019, respectively. Proceeds from disposal of property and equipment were $6 million and $29 million for the first nine months of 2020 and 2019, respectively.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Net cash used in financing activities was $347 million and $221 million for the first nine months of 2020 and 2019, respectively. During the nine months ended September 30, 2020, we:
•borrowed $952 million and repaid $1,027 million under the 2018 Revolver to fund daily operations; and
•paid $264 million in distributions to our unitholders, of which $123 million was paid to ETO.

During the nine months ended September 30, 2019, we:
•issued $600 million of 6.000% Senior Notes due 2027;
•borrowed $1.8 billion and repaid $2.3 billion under the 2018 Revolver to fund daily operations; and
•paid $262 million in distributions to our unitholders, of which $123 million was paid to ETO.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On October 26, 2020, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended September 30, 2020, excluding distributions to Class C unitholders. The declared distribution will be paid on November 19, 2020 to unitholders of record on November 6, 2020.
Capital Expenditures
Included in our capital expenditures for the first nine months of 2020 was $15 million in maintenance capital and $65 million in growth capital. Growth capital relates primarily to dealer supply contracts.
We currently expect to spend approximately $30 million in maintenance capital and $75 million in growth capital for the full year 2020.
Description of Indebtedness
    Our outstanding consolidated indebtedness was as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Sale leaseback financing obligation	$99	$103
2018 Revolver	87	162
4.875% Senior Notes Due 2023	1,000	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
Finance leases	6	32
Total debt	2,992	3,097
Less: current maturities	6	11
Less: debt issuance costs	22	26
Long-term debt, net	$2,964	$3,060
Revolving Credit Agreement
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). As of September 30, 2020, the balance on the 2018 Revolver was $87 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at September 30, 2020 was $1.4 billion. The weighted average interest rate on the total amount outstanding at September 30, 2020 was 2.15%. The Partnership was in compliance with all financial covenants at September 30, 2020.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of September 30, 2020, we had $87 million borrowed on the 2018 Revolver compared to $162 million borrowed on the 2018 Revolver at December 31, 2019. Further, as of September 30, 2020, we had $2.8 billion outstanding under our Senior Notes. See Note 6 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 1.7 million barrels with an aggregated unrealized gain of $0.9 million outstanding at September 30, 2020.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties as of September 30, 2020:

	Owned	Leased
Dealer and commission agent sites	622	317
Company-operated retail stores	6	71
Warehouses, offices and other	59	78
Total	687	466

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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $87 million of outstanding borrowings on the 2018 Revolver as of September 30, 2020. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2020 would be a $1 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2020 or 2019.
Commodity Price Risk
Sunoco LLC and Aloha hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2020, Sunoco LLC held approximately $266 million and Aloha held approximately $30 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had a position of 1.7 million barrels with an aggregate unrealized gain of $0.9 million outstanding at September 30, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer, as the principal executive officer and person performing functions similar to that of the principal financial officer, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in Part I - Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 21, 2020, and the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, except for as discussed below.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

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

99.1
Energy Transfer Operating, L.P. consolidated financial statements for the nine months ended September 30, 2020 (incorporated by reference to Part I, Item 1 of Form 10-Q (File No. 001-31219) filed by Energy Transfer Operating, L.P. on November 5, 2020)

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* -	Filed herewith

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 5, 2020	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)