Form 10-K
period 2020-12-31
Sunoco LP
filed 2021-02-19
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
At June 30, 2020, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $1.2 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 83,343,702 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at February 12, 2021.
Documents Incorporated by Reference: None

SUNOCO LP
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast,” assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
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
•our reliance on senior management, supplier trade credit and information technology; and
•our partnership structure, which may create conflicts of interest between us and our general partner, Sunoco GP LLC, (our “General Partner”), and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.
All forward-looking statements, express or implied, are expressly qualified in their entirety by the foregoing cautionary statements.
Many of the foregoing risks and uncertainties are, and will be, heightened by the COVID-19 pandemic and any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Annual Report on Form 10-K for the year ended December 31, 2020 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our structure as a limited partnership, our industry and our company could materially impact our future performance and results of operations. We have provided below a list of these risk factors that should be reviewed when considering an investment in our securities. The risk factors set forth below are not all the risks we face and other factors currently considered immaterial or unknown to us may impact our future operations.
Risk Factor Summary
Risks Related to Our Business
Results of Operations and Financial Condition. Our results of operations and financial condition could be impacted by many risks that are beyond our control, including the following:
◦cash distributions are not guaranteed and may fluctuate with our performance and other external factors;
◦the global outbreak of COVID-19;
◦general economic, financial, and political conditions;
◦changes in the prices of motor fuel;
◦demand for motor fuel, including consumer preference for alternative motor fuels or improvements in fuel efficiency;
◦seasonal trends;
◦dangers inherent in the storage and transportation of motor fuel;
◦operational and business risks associated with our fuel storage terminals;
◦events or developments associated with our branded suppliers;
◦severe weather;
◦competition and fragmentation within the wholesale motor fuel distribution industry;
◦competition within the convenience store industry, including the impact of new entrants;
◦possible increased costs related to land use and facilities and equipment leases;
◦possible future litigation;
◦potential loss of key members of our senior management team;
◦failure to attract and retain qualified employees;
◦failure to insure against risks incident to our business;
◦terrorist attacks and threatened or actual war;
◦disruption of our information technology systems;
◦failure to protect sensitive customer, employee or vendor data, or to comply with applicable regulations relating to data security and privacy;
◦failure to obtain trade credit terms to adequately fund our ongoing operations;
◦our dependence on cash flow generated by our subsidiaries; and
◦potential impairment of goodwill and intangible assets.
Acquisitions and Future Growth. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:
◦failure to make acquisitions on economically acceptable terms, or to successfully integrate acquired assets; and
◦failure to manage risks associated with acquisitions.
Regulatory Matters. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:
◦significant expenditures or liabilities resulting from federal, state and local laws and regulations pertaining to environmental protection, operational safety, or the Renewable Fuel Standard;
◦significant expenditures or penalties associated with federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products we purchase; and
◦regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder.
Indebtedness. Our business, results of operations, cash flows and financial condition, as well as our ability to make distributions and the market value of our common units, could be impacted by the following:
◦our future debt levels;

◦changes in LIBOR reporting practices or the method in which LIBOR is determined;
◦increases in interest rates, including the impact to the relative value of our distributions to yield-oriented investors; and
◦restrictions and financial covenants associated with our debt agreements.
Risks Related to Our Structure
Our General Partner. Our stakeholders could be impacted by risks related to our General Partner, including:
◦our General Partner’s and its affiliates’ conflicts of interest with us and contractually-limited duties;
◦our General Partner’s limited liability regarding our obligations;
◦our General Partner’s ability to approve the issuance of partnership securities and specify the terms of such securities; and
◦cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf.
Our Partnership Agreement. Our stakeholders could be impacted by risks related to our partnership agreement, including:
◦the requirement that we distribute all of our available cash;
◦the limited liability and duties of our General Partner and restrictions on the remedies available for actions taken;
◦the potential need to issue common units in connection with a resetting of the target distribution levels related to our incentive distribution rights;
◦our common unitholders’ limited voting rights and lack of rights to elect our General Partner or its directors;
◦limitations on our common unitholders’ ability to remove our General Partner without its consent;
◦potential transfer of the General Partner interest or the control of our General Partner to a third party;
◦the potential requirement for unitholders to sell their common units at an undesirable time or price;
◦our ability to issue additional units without unitholder approval;
◦potential sales of substantial amounts of our common units in the public or private markets;
◦restrictions on the voting rights of unitholders owning 20% or more of our outstanding common units;
◦the dependence of our distributions primarily on our cash flow and not solely on profitability;
◦our unitholders’ potential liability to repay distributions; and
◦the lack of certain corporate governance requirements by the New York Stock Exchange ("NYSE") for a publicly traded partnership like us.
Tax Risks to Common Unitholders
Our unitholders could be impacted by tax risks, including:
◦our potential to be taxed as a corporation or otherwise become subject to a material amount of entity-level taxation;
◦the potential for our unitholders to be required to pay taxes on their share of our income even if they do not receive any cash distributions from us; and
◦unique tax issues faced by tax-exempt entities from owning common units.
PART I
Item 1.    Business
General
As used in this report, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP, known prior to October 27, 2014 as Susser Petroleum Partners LP, and our consolidated subsidiaries as applicable and appropriate.
Overview
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP ("ET"). As of February 12, 2021, ETO owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units, which constituted a 28.5% limited partner interest in us, and all of our incentive distribution rights ("IDRs").

The following simplified diagram depicts our organizational structure as of February 12, 2021.
We are primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other commercial customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. Additionally, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of December 31, 2020, we also operated 78 retail stores located in Hawaii and New Jersey.
As of December 31, 2020, we distribute motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We distributed approximately 7.1 billion gallons of motor fuel during 2020 through our independent dealers, distributors, other commercial customers, retail sites operated by commission agents and retail sites owned and operated by us.
In January 2018, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, to 7-Eleven, Inc. ("7-Eleven") and SEI Fuel Services Inc. ("SEI Fuel") for approximately $3.2 billion (the “7-Eleven Transaction”).

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
Recent Developments
On January 15, 2021, we repurchased the remaining outstanding portion of our 2023 Notes, discussed in the below paragraph.
On November 9, 2020, we completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2029 (the "2029 Notes"). We used the proceeds to fund the repurchase of a portion of our 4.875% senior notes due 2023 (the "2023 Notes"). Approximately $564 million aggregate principal amount, or 56% of the then outstanding 2023 Notes, were tendered. In connection with our issuance of the 2029 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2029 Notes for an issue of registered notes with terms substantively identical to the 2029 Notes and evidencing the same indebtedness as the 2029 Notes on or before November 9, 2021.
On December 15, 2020, we acquired a terminal in New York for approximately $12 million plus working capital adjustments.
Available Information
Our principal executive offices are located at 8111 Westchester Drive, Suite 400, Dallas, Texas 75225. Our telephone number is (214) 981-0700. Our Internet address is www.sunocolp.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this report. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Relationship with Energy Transfer Operating, L.P. and Energy Transfer LP
One of our principal strengths is our relationship with ETO and ET. As of February 12, 2021, ETO owned 100% of the membership interest in our General Partner, all of our incentive distribution rights and 28,463,967 of our common units, which constituted a 28.5% limited partner interest in us. Given the significant ownership, we believe ETO and ET will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of each ETO and ET to facilitate organic growth opportunities and accretive acquisitions from third parties, although neither ETO nor ET is under any obligation to do so.
ET, one of the largest publicly traded master limited partnerships in the United States in terms of equity market capitalization, owns all of ETO's common units and its general partner. ETO, through its wholly-owned operating subsidiaries, is engaged primarily in natural gas and natural gas liquids transportation, storage and fractionation services. ETO is also engaged in refined product and crude oil operations including transportation, terminalling services, storage and retail marketing of gasoline and middle distillates through its subsidiaries.
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
We are the exclusive wholesale supplier of the Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,556 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States. We believe we are one of the largest independent motor fuel distributors, by gallons, in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuels, we also distribute other petroleum products such as propane and lubricating oil, and we receive lease income from real estate that we lease or sublease.
During 2020, we purchased motor fuel primarily from independent refiners and major oil companies and distributed it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:
•78 company-owned and operated retail stores;
•539 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangements with such operators;
•6,803 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,476 other commercial customers, including unbranded retail stores, other fuel distributors, school districts and municipalities and other industrial customers.
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
Sales to Contracted Third Parties
We distribute fuel under long-term contracts to branded distributors, branded and unbranded convenience stores, and branded and unbranded retail fuel outlets operated by third parties. 7-Eleven is the only third-party dealer or distributor which is individually over 10% of our Fuel Distribution and Marketing segment or individually over 10%, in terms of revenue, of our aggregate business.
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
During 2020, our Fuel Distribution and Marketing business distributed fuel to 539 commission agent locations. Under these arrangements, we generally provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent commission agents.
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
Terminals and Transmix
We operate two transmix processing facilities and fourteen refined product terminals (six in Hawaii and eight in the continental United States). Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel. Our refined product terminals provide storage and distribution services used to supply our own retail stations as well as third-party customers. In addition, we provide services at our terminals to various third-party throughput customers.
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
For further detail of our segment results refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 20 Segment Reporting.”

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
Real Estate and Lease Arrangements
As of December 31, 2020, our real estate and lease arrangements are as follows:

	Owned	Leased
Dealer and commission agent sites	627	323
Company-operated retail stores	6	72
Warehouses, offices and other	48	64
Total	681	459
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
Working Capital Requirements
Related to our retail store operations, we maintain customary levels of fuel and merchandise inventories and carry corresponding payable balances to suppliers of those inventories. In addition, Sunoco LLC purchases and stores a significant amount of unbranded fuel in bulk. We also have rental obligations related to leased locations. Our working capital needs will typically fluctuate over the medium to long term with the price of crude oil, and over the short term due to the timing of motor fuel tax, sales tax, interest and rent payments.

Environmental Matters
Environmental Laws and Regulations
We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks; the release or discharge of hazardous materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of regulated materials; the exposure of persons to regulated materials; and the remediation of contaminated soil and groundwater. For more information, see “Our operations are subject to federal, state and local laws and regulations pertaining to environmental protection and operational safety that may require significant expenditures or result in liabilities that could have a material adverse effect on our business” in Part I, "Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Environmental laws and regulations can restrict or impact our business activities in many ways, such as:
•requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;
•requiring capital expenditures to comply with environmental control requirements; and
•enjoining the operations of facilities deemed to be in noncompliance with environmental laws and regulations.
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
Environmental Reserves
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $20 million as of December 31, 2020. As of December 31, 2020, we have additional reserves of $75 million that represent our estimate for future asset retirement obligations for underground storage tanks.

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
Air Emissions and Climate Change
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
Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At the federal level, Congress has considered legislation to reduce GHG emissions in the United States. Such federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. Several states have also adopted, or are considering adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products. In addition, in May 2016, the EPA issued final standards that would reduce methane emissions from new and modified oil and natural gas production by up to 45% from 2012 levels by 2025. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, several lawsuits have been filed challenging these amendments, and President Biden signed an executive order on January 20, 2021 that, among other things, calls for the suspension, revision, or rescission of the September 2020 rule and the establishment of new or more stringent emissions standards for methane and volatile organic compounds from new, modified, and existing oil and gas facilities, including the transmission and storage segments. Additionally, President Biden has announced that climate change will be a focus of his administration. On January 27, he issued an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors.
In December 2015, the United States and 195 other countries reached an agreement (the “Paris Agreement”) during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. Although the United States had withdrawn from the Paris Agreement in November 2020, President Biden has signed executive orders to reenter the Paris Agreement and calling on the federal government to develop the United States’ emissions reduction target. The impacts of President Biden's executive orders and the terms of any laws or regulations promulgated to implement the United States’ commitment under the Paris Agreement are uncertain at this time. However, any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations.
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
Water
The U.S. Federal Water Pollution Control Act, as amended, (the "Clean Water Act"), and analogous state laws, impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States (“WOTUS”). The definition of WOTUS has been subject to repeated change in recent years, and the new presidential administration may propose a revised definition of WOTUS. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act, and can also pursue injunctive relief to enforce compliance with the Clean Water Act and analogous laws. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines.
The U.S. Oil Pollution Act of 1990 (“OPA 90”) amended certain provisions of the Clean Water Act as they relate to the release of petroleum products into navigable waters. OPA 90 subjects owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill. State laws also impose requirements relating to the prevention of oil releases and the remediation of areas. In addition, the OPA 90 requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above ground storage tanks or pipelines.
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
Other Government Regulation
The Petroleum Marketing Practices Act (the “PMPA”) is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract, unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements. Additionally, we are subject to state petroleum franchise laws as well as laws specific to gasoline retailers and dealers, including state laws that regulate our relationships with third parties to whom we lease sites and supply motor fuels. Finally, we are subject to laws regarding fuel standards. For more information, see “We are subject to federal laws related to the Renewable Fuel Standard” and “We are subject to federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products we purchase, store, transport, and sell to our distribution customers” in "Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Employee Safety
We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA’s hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantive compliance with the applicable OSHA requirements.
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
Human Capital Management
As of December 31, 2020, we employed an aggregate of 2,282 employees, 257 of which are represented by labor unions. We and our subsidiaries believe that our relations with our employees are good.

In order to accomplish our objectives, we must continue to attract and retain top talent. We seek to accomplish this by fostering a culture that is guided by our ethics and principles, that respects all people and cultures, and that focuses on health and safety.
Ethics and Principles. We are committed to operating our business in a manner that honors and respects all people and the communities in which we do business. We recognize that people are our most valued resource, and we are committed to hiring and investing in employees who strive for excellence and live by our core values: working safely, corporate stewardship, ethics and integrity, entrepreneurial mindset, our people, excellence and results, and social responsibility. We value our employees for what they bring to our organization by embracing those from all backgrounds, cultures, and experiences. We also believe that the keys to our success have been the cultivation of an atmosphere of inclusion and respect within our family of partnerships and sustaining organizations that promote diversity and provide support across all communities. These are the principles upon which we build and strengthen relationships among our people, our stakeholders, and those within the communities we support.
Respecting All People and All Cultures. We believe strict adherence to our Code of Business Conduct and Ethics is not only right, but is in the best interest of the Partnership, its unitholders, its customers, and the industry in general. The Partnership's policies require that business be conducted in a lawful and ethical manner at all times. Every employee acting on behalf of the Partnership must adhere to these policies. Please refer to “Item 10. Directors, Executive Officers and Corporate Governance” for additional information on our Code of Business Conduct and Ethics.
Commitment to Safety. Sunoco’s goal is operational excellence, which means an injury and incident-free workplace. To achieve this, we strive to hire and maintain a qualified and dedicated workforce and encourage safety and safety accountability throughout our daily operations.
Our environmental, health and safety professionals provide environmental and safety training to our field representatives. This group also assists others throughout the organization in identifying continuous training for personnel, including the training that is required by applicable laws, regulations, standards, and permit conditions. Our safety standards and expectations are clearly communicated to all employees and contractors with the expectation that each individual has the obligation to make safety the highest priority. Our safety culture promotes an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events through a comprehensive process that promotes leadership, employee involvement, communication, and personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, maintaining clean facilities, contractor safety, and personal wellness.
Regarding COVID-19, as an essential business providing critical energy infrastructure and goods and services, the safety of our employees and the continued operation of our assets are our top priorities, and we will continue to operate in accordance with federal and state health guidelines and safety protocols. We have implemented several new policies and provided employee training to help maintain the health and safety of our workforce.
Item 1A.    Risk Factors
Risks Related to Our Business
Results of Operations and Financial Condition
Cash distributions are not guaranteed and may fluctuate with our performance and other external factors.
Cash distributions to unitholders is principally dependent upon cash generated from operations. The amount of cash generated from operations will fluctuate from quarter to quarter based on a number of factors, some of which are beyond our control, which include, among others:
•demand for motor fuel in the markets we serve, including seasonal fluctuations in demand for motor fuel;
•competition from other companies that sell motor fuel products or have convenience stores in the market areas in which we or our commission agents or dealers operate;
•regulatory action affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs;
•prevailing economic conditions;
•supply, extreme weather and logistics disruptions; and
•volatility of margins for motor fuel.
In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:
•the level and timing of capital expenditures we make;
•the cost of acquisitions, if any;

•our debt service requirements and other liabilities;
•fluctuations in our general working capital needs;
•reimbursements made to our General Partner and its affiliates for all direct and indirect expenses they incur on our behalf pursuant to the partnership agreement;
•our ability to borrow funds at favorable interest rates and access capital markets;
•restrictions contained in debt agreements to which we are a party;
•the level of costs related to litigation and regulatory compliance matters; and
•the amount of cash reserves established by our General Partner in its discretion for the proper conduct of our business.
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
General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. For example, following the election of President Biden and a Democratic majority in both houses of Congress, it is possible that our operations and the operations of the oil and gas industry may be subject to greater environmental, health, and safety restrictions. Similarly, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect both of our business segments.

Examples of such conditions could include:
•a general or prolonged decline in, or shocks to, regional or broader macro-economies;
•regulatory changes that could impact the markets in which we operate, such as immigration or trade reform laws or regulations prohibiting or limiting hydraulic fracturing, which could reduce demand for our goods and services or lead to pricing, currency, or other pressures; and
•deflationary economic pressures, which could hinder our ability to operate profitably in view of the challenges inherent in making corresponding deflationary adjustments to our cost structure.
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
Sales of refined motor fuels account for approximately 96% of our total revenues and 72% of our gross profit for the year ended December 31, 2020. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
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
New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. Additionally, President Biden has announced intentions to implement regulations that may, among other things, increase fuel efficiency standards and increase the prominence of zero-emission vehicles (which primarily rely on electricity, hydrogen, or other fossil-fuel alternatives). Any of these outcomes could result in fewer visits to our convenience stores or independently operated commission agents and dealer locations, a reduction in demand from our wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
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
Our fuel storage terminals are subject to operational and business risks, the most significant of which include the following:
•our inability to renew a ground lease for certain of our fuel storage terminals on similar terms or at all;
•our dependence on third parties to supply our fuel storage terminals;
•outages at our fuel storage terminals or interrupted operations due to weather-related or other natural causes;
•the threat that the nation’s terminal infrastructure may be a future target of terrorist organizations;
•the volatility in the prices of the products stored at our fuel storage terminals and the resulting fluctuations in demand for our storage services;
•the effects of a sustained recession or other adverse economic conditions;
•the possibility of federal and/or state regulations that may discourage our customers from storing gasoline, diesel fuel, ethanol and jet fuel at our fuel storage terminals or reduce the demand by consumers for petroleum products;
•competition from other fuel storage terminals that are able to supply our customers with comparable storage capacity at lower prices; and
•climate change legislation or regulations that restrict emissions of greenhouse gases ("GHGs") could result in increased operating and capital costs and reduced demand for our storage services.
The occurrence of any of the above situations, among others, may affect operations at our fuel storage terminals and may adversely affect our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
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
The geographic areas in which we operate and supply independently operated commission agent and dealer locations are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we and our independently operated commission agents and dealers sell in our stores. Our convenience stores and the commission agents and dealer locations we supply compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. Over the past two decades, several non-traditional retailers, such as supermarkets, hypermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate and supply, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and we expect their market share will continue to grow.
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
We do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 38% of the partnership, commission agent or dealer operated retail service stations where we currently control the real estate. We also have rental agreements for certain logistics facilities. As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
Future litigation could adversely affect our financial condition and results of operations.
We are exposed to various litigation claims in the ordinary course of our wholesale business operations, including dealer litigation and industry-wide or class-action claims arising from the products we carry, the equipment or processes we use or employ or industry-specific business practices. If we were to become subject to any such claims, our defense costs and any resulting awards or settlement amounts may not be fully covered by our insurance policies. Additionally, our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we are frequently party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business. While we believe these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate our financial condition and results of operations could be adversely affected. Additionally, several fossil fuel companies have been the targets of litigation alleging, among other things, that such companies created public nuisances by producing and marketing fuels that contributed to climate change or that the companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts. While we cannot predict the likelihood of success of such suits, to the extent the plaintiffs prevail, we could face significant costs or decreased demand for our services, which could adversely affect our financial condition and results of operations.
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
Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control. Terrorist attacks or threats, whether within the United States or abroad, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers may adversely impact our operations. Specifically, strategic targets such as energy related assets (which could include refineries that produce the motor fuel we purchase, ports in which crude oil is delivered or attacks to the electrical grid) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could have an adverse impact on energy prices, including prices for motor fuels, and an adverse impact on our operations. Any or a combination of these occurrences could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our information technology (“IT”) systems to manage numerous aspects of our business transactions and provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure will not have a material adverse effect on our financial condition or results of operations.
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
As of December 31, 2020, our consolidated balance sheet reflected $1.56 billion of goodwill and $588 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles (“GAAP”) require us to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or when events or circumstances occur, indicating that goodwill or indefinite-lived intangible assets might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization. Impairment charges are allowed to be removed from our debt covenant calculations. See Note 8, "Goodwill and Other Intangible Assets" in the accompanying Notes to Consolidated Financial Statements for more information.
Acquisitions and Future Growth
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
The difficulties of integrating past and future acquisitions with our business include, among other things:
•operating a larger combined organization in new geographic areas and new lines of business;
•hiring, training or retaining qualified personnel to manage and operate our growing business and assets;
•integrating management teams and employees into existing operations and establishing effective communication and information exchange with such management teams and employees;
•diversion of management’s attention from our existing business;
•assimilation of acquired assets and operations, including additional regulatory programs;
•loss of customers or key employees;
•maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters; and
•integrating new technology systems for financial reporting.

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
Any acquisitions involve potential risks, including, among others:
•the validity of our assumptions about revenues, capital expenditures and operating costs of the acquired business or assets, as well as assumptions about achieving synergies with our existing business;
•the validity of our assessment of environmental and other liabilities, including legacy liabilities;
•the costs associated with additional debt or equity capital, which may result in a significant increase in our interest expense and financial leverage resulting from any additional debt incurred to finance the acquisition, or the issuance of additional common units on which we will make distributions, either of which could offset the expected accretion to our unitholders from such acquisition and could be exacerbated by volatility in the equity or debt capital markets;
•a failure to realize anticipated benefits, such as increased available cash per unit, enhanced competitive position or new customer relationships;
•a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;
•the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; and
•the risk that our existing financial controls, information systems, management resources and human resources will need to grow to support future growth and we may not be able to react timely.
Regulatory Matters
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

Terminal operations and associated facilities are subject to the Clean Air Act ("Clean Air Act") as well as comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required at our facilities. Any such future obligation could require us to incur significant additional capital or operating costs. For example, President Biden has announced that he intends to pursue substantial reductions in GHG emissions, particularly from the oil and gas sector.
Terminal operations are subject to additional programs and regulations under the Occupational Safety and Health Act (“OSHA”). Liability under, or a violation of compliance with, these laws and regulations, or any future laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), impose strict, and under certain circumstances, joint and several, liability on the current and former owners and operators of properties for the costs of investigation and removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. Under CERCLA and similar state laws, as persons who arrange for the transportation, treatment, and disposal of hazardous substances, we may also be subject to liability at sites where such hazardous substances come to be located. We may be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from, or in the vicinity of our current or former properties or off-site waste disposal sites. Costs associated with the investigation and remediation of contamination, as well as associated third-party claims, could be substantial, and could have a material adverse effect on our business, financial condition, results of operations and our ability to service our outstanding indebtedness. In addition, the presence of, or failure to remediate, identified or unidentified contamination at our properties could materially and adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.
We are required to make financial expenditures to comply with regulations governing underground storage tanks as adopted by federal, state and local regulatory agencies. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures. [For example, the EPA has previously published rules that amend existing federal underground storage tank rules, requiring certain upgrades to underground storage tanks and related piping to further ensure the detection, prevention, investigation, and remediation of leaks and spills.]
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
Our operations are subject to a series of risks related to climate change.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States to date, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has announced that climate change will be a focus of his administration. On January 27, he issued an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions related to climate change that have or may have a significant impact on our operations. For example, in response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from certain sources in the United States on an annual basis, including certain of our operations; moreover, President Biden signed an executive order on January 20, 2021 that, among other things, calls for the establishment of new or more stringent emissions standards for methane and volatile organic compounds from new, modified, and existing oil and gas facilities, including the transmission and storage segments.
Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. Although the United States had withdrawn from the Paris Agreement in November 2020, President Biden has signed executive orders to re-enter the Paris Agreement and calling on the federal government to develop the United States' emissions reduction target. The impacts of President Biden’s executive orders and the terms of any laws or regulations promulgated to implement the United States’ commitment under the Paris Agreement, are uncertain at this time. Increasingly, fossil fuel companies are also exposed to litigation risks from climate change.
Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension, and endowment funds, may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies have also become more attentive to sustainable lending practices, and some of them may elect in future not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, President Biden signed an executive order calling for the development of a "climate finance plan," and, separately, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could in turn reduce demand for our services adversely impact our financial performance.
We are subject to federal laws related to the Renewable Fuel Standard.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, at times, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (“RFS”) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINS”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINS it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINS to other obligated parties, which may cause an impact on the fuel margins associated with the Partnership’s sale of gasoline.
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
Indebtedness
Our future debt levels may impair our financial condition and our ability to make distributions to our unitholders.
We had $3.1 billion of debt outstanding as of December 31, 2020. We have the ability to incur additional debt under our revolving credit facility and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our senior notes and our credit agreements governing our revolving credit facility and term loan;
•limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, the execution of our growth strategy and other activities;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt, which would reduce our cash flow available to make distributions to our unitholders and to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other activities;
•making us more vulnerable to adverse changes in general economic conditions, our industry and government regulations and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions; and
•placing us at a competitive disadvantage compared with our competitors that have less debt.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet other cash needs. Our ability to service our debt depends upon, among other things, our financial and operating performance as impacted by prevailing economic conditions, and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service our debt will depend on market interest rates, since the rates applicable to a portion of our borrowings fluctuate. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.
Changes in LIBOR reporting practices or the method in which LIBOR is determined may adversely affect the market value of our current or future debt obligations, including our revolving credit facility.
As of February 14, 2021, we had outstanding approximately $375 million of debt that bears interest at variable interest rates that use the London Interbank Offered Rate (“LIBOR”) as a benchmark rate. Due to the perceived structural risks inherent in unsecured benchmark rates such as LIBOR, in July 2014, the Financial Stability Board ("FSB") recommended developing alternative, near risk-free reference rates. In response to the recommendation put forth by the FSB, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. In June 2017, the ARRC selected the secured overnight financing rate ("SOFR") as the preferred alternative reference rate to LIBOR. In July 2017, the U.K.’s Financial Conduct Authority ("FCA"), which oversees the LIBOR submission process for all currencies and regulates the authorized administrator of LIBOR, ICE Benchmark Administration ("IBA"), announced that it intends to stop persuading or compelling London banks to make these rate submissions after 2021. The cessation date for compulsory submission and publication of rates for certain tenors of LIBOR has since been extended by the IBA and FCA until June 2023. Additionally, the ARRC has published a series of principles for LIBOR fallback contract language which include a methodology for determining fallback rates, which are primarily comprised of SOFR as the replacement benchmark and a replacement benchmark spread.
It is unclear whether certain LIBOR tenors that continue to be reported beyond 2021 will be considered representative or whether SOFR as the identified successor benchmark rate will attain market acceptance as a replacement for LIBOR. It is not possible to predict the further effect of the rules, recommendations or administrative practices of the FCA, IBA or ARRC, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the change from LIBOR to an alternative benchmark rate may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published.
The adoption of SOFR, or any other alternative benchmark rate, may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Use of SOFR as an alternative benchmark rate and/or as a replacement for LIBOR could affect our debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of the establishment of any alternative benchmark rate(s). Any new benchmark rate will likely not replicate LIBOR exactly, and any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets. Any of these proposals or consequences could have a material adverse effect on our financing costs.
Increases in interest rates could reduce the amount of cash we have available for distributions as well as the relative value of those distributions to yield-oriented investors, which could cause a decline in the market value of our common units.
We did not have any outstanding indebtedness as of December 31, 2020 that bears interest at variable interest rates. However, we may incur variable interest rate debt in the future, including borrowings under our revolving credit facility. Should variable interest rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
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

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our credit agreement, the indentures governing our senior notes and any future financing agreements may restrict our ability to finance future operations or capital needs, to engage in or expand our business activities or to pay distributions to our unitholders. For example, our credit agreement and the indentures governing our senior notes restrict our ability to, among other things:
•incur certain additional indebtedness;
•incur, permit, or assume certain liens to exist on our properties or assets;
•make certain investments or enter into certain restrictive material contracts;
•repurchase units; and
•merge or dispose of all or substantially all of our assets.
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
Risks Related to Our Structure
Our General Partner
ETO owns and controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including ETO and ET, have conflicts of interest with us and limited contractual duties and they may favor their own interests to the detriment of us and our unitholders.
ETO owns and controls our General Partner and appoints all of the officers and directors of our General Partner. Although our General Partner has a contractual obligation to manage us in a manner it believes is not adverse to us, the executive officers and directors of our General Partner also have a contractual duty to manage our General Partner in a manner beneficial to ETO. Therefore, conflicts of interest may arise between ETO and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:
•Our General Partner’s affiliates, including ETO, ET and its affiliates, are not prohibited from engaging in other business or activities, including those in direct competition with us.
•In addition, neither our partnership agreement nor any other agreement requires ETO to pursue a business strategy that favors us. The affiliates of our General Partner have contractual duties to make decisions in their own best interests and in the best interest of their owners, which may be contrary to our interests. In addition, our General Partner is allowed to take into account the interests of parties other than us or our unitholders, such as ETO, in resolving conflicts of interest.
•Certain officers and directors of our General Partner are officers or directors of affiliates of our General Partner, and also devote significant time to the business of these entities and are compensated accordingly.
•Affiliates of our General Partner, including ETO, are not limited in their ability to compete with us and may offer business opportunities or sell assets to parties other than us.
•Our partnership agreement provides that our General Partner may, but is not required to, in connection with its resolution of a conflict of interest, seek “special approval” of such resolution by appointing a conflicts committee of the General Partner’s board of directors composed of one or more independent directors to consider such conflicts of interest and to either, itself, take action or recommend action to the board of directors, and any resolution of the conflict of interest by the conflicts committee shall be conclusively deemed to be approved by our unitholders.
•Except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval.

•Our General Partner determines the amount and timing of asset purchases and sales, borrowings, repayment of indebtedness and issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders.
•Our General Partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure or an expansion capital expenditure. These determinations can affect the amount of cash that is distributed to our unitholders.
•Our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions on the incentive distribution rights.
•Our partnership agreement permits us to distribute up to $25 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the incentive distribution rights.
•Our General Partner determines which costs incurred by it and its affiliates are reimbursable by us.
•Our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf. There is no limitation on the amounts our General Partner can cause us to pay it or its affiliates.
•Our General Partner has limited its liability regarding our contractual and other obligations.
•Our General Partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units.
•Our General Partner controls the enforcement of obligations owed to us by it and its affiliates. In addition, our General Partner will decide whether to retain separate counsel or others to perform services for us.
•ETO may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to ETO’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.
Our General Partner has limited its liability regarding our obligations.
Our General Partner has limited its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our General Partner or its assets. Our General Partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our General Partner. Our partnership agreement provides that any action taken by our General Partner to limit its liability is not a breach of our General Partner’s contractual duties to us, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our General Partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
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
Pursuant to our partnership agreement, our General Partner has the ability, in its sole discretion and without the approval of our unitholders, to approve the issuance of securities by the Partnership at any time and to specify the terms and conditions of such securities. The securities authorized to be issued may be issued in one or more classes or series, with such designations, preferences, rights, powers and duties (which may be senior to existing classes and series of partnership securities), as shall be determined by our General Partner, including:
•the right to share in the Partnership’s profits and losses;
•the right to share in the Partnership’s distributions;
•the rights upon dissolution and liquidation of the Partnership;
•whether, and the terms upon which, the Partnership may redeem the securities;
•whether the securities will be issued, evidenced by certificates and assigned or transferred; and
•the right, if any, of the security to vote on matters relating to the Partnership, including matters relating to the relative rights, preferences and privileges of such security.
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
Our Partnership Agreement
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
Our partnership agreement limits the liability and duties of our General Partner and restricts the remedies available to us and our common unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty if we were a Delaware corporation.
Our partnership agreement limits the liability and duties of our General Partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty under Delaware law. Delaware partnership law permits such contractual reductions or elimination of fiduciary duty. By purchasing common units, common unitholders consent to be bound by the partnership agreement, and pursuant to our partnership agreement, each unitholder consents to various actions and conflicts of interest contemplated in our partnership agreement that might otherwise constitute a breach of fiduciary or other duties under Delaware law. For example:
•Our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to its capacity as General Partner. This entitles our General Partner to consider only the interests and factors that it desires, with no duty or obligation to give consideration to the interests of, or factors affecting, our common unitholders. Decisions made by our General Partner in its individual capacity will be made by ETO, as the owner of our General Partner, and not by the board of directors of our General Partner. Examples of such decisions include:
◦whether to exercise limited call rights;
◦how to exercise voting rights with respect to any units it owns;
◦whether to exercise registration rights; and
◦whether to consent to any merger or consolidation, or amendment to our partnership agreement.
•Our partnership agreement provides that our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as General Partner so long as it acted in good faith as defined in the partnership agreement, meaning it believed that the decisions were not adverse to the interests of our partnership.
•Our partnership agreement provides that our General Partner and the officers and directors of our General Partner will not be liable for monetary damages to us for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or those persons acted in bad faith or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.
•Our partnership agreement provides that our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners with respect to any transaction involving an affiliate if:
◦the transaction with an affiliate or the resolution of a conflict of interest is:
•approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval; or

•approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates; or
•the board of directors of our General Partner acted in good faith in taking any action or failing to act.
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
If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Our General Partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our General Partner and its affiliates. As of December 31, 2020, ETO and its affiliates held approximately 34.2% of our outstanding common units, which constitutes a 28.5% limited partner interest in us.
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
Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:
•our existing unitholders’ proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by ETO.
As of December 31, 2020, ETO owned 28,463,967 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.
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
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”), we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to such purchaser at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
Our partnership agreement limits the forum, venue and jurisdiction of claims, suits, actions or proceedings.
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
The forum selection provision is intended to apply “to the fullest extent permitted by applicable law” to the above-specified types of actions and proceedings, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the above-specified claims and federal securities claims. However, application of the forum selection provision may in some instances be limited by applicable law. Section 27 of the Exchange Act provides: “The district courts of the United States ... shall have exclusive jurisdiction of violations of the Exchange Act or the rules and regulations thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder.” As a result, the forum selection provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. However, Section 22 of the Securities Act of 1933, as amended (the "Securities Act") provides for concurrent federal and state court jurisdiction over actions under the Securities Act and the rules and regulations thereunder, subject to a limited exception for certain “covered class actions” as defined in Section 16 of the Securities Act and interpreted by the courts. Accordingly, we believe that the forum selection provision would apply to actions arising under the Securities Act or the rules and regulations thereunder, except to the extent a particular action fell within the exception for covered class actions.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.
In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect directly from us taxes (including any applicable penalties and interest) resulting from such audit adjustments, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue an information statement to our current and former unitholders with respect to an audited and adjusted return. Although our General Partner may elect to have our current and former unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.
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
If a unitholder sells its common units, it will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income result in a decrease in its tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units it sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price the unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its common units, such unitholder may incur a tax liability in excess of the amount of cash received from the sale.
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
Investments in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.
If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. The costs of any contest by the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.
We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a unitholder. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.
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
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned common units. In that case, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act,” discussed below), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion, to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.
For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.

If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
Non-U.S. unitholders will be subject to U.S. federal income taxes and withholding with respect to their income and gain from owning our common units.
Non-U.S. unitholders are generally taxed and subject to U.S. federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interest
As of February 12, 2021, we had outstanding 83,343,702 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and incentive distribution rights. As of February 12, 2021, ETO directly owned approximately 34.2% of our outstanding common units, which constitutes a 28.5% limited partner ownership interest in us. Our General Partner is 100% owned by ETO and owns a non-economic general partner interest in us. ETO also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.503125 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange under the symbol “SUN.” Our common units have been traded on the NYSE since September 20, 2012.
Holders
At the close of business on February 12, 2021, we had twenty holders of record of our common units and two holders of record of our Class C units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of the quarter; less, the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
•provide for the proper conduct of our business;
•comply with applicable law, any of our debt instruments or other agreements or any other obligation; or
•provide funds for distributions to our unitholders for any one or more of the next four quarters;
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
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus, after the payment of distributions to the Class C unitholders, between our common unitholders and the holder of our IDRs based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of the holder of our IDRs and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per common unit target amount.” The percentage interests shown for our common unitholders and the holder of our IDRs for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. ETO currently owns all of our IDRs.

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
Class C Units
We have outstanding an aggregate of 16,410,780 Class C units, all of which are held by wholly-owned subsidiaries of the Partnership.
Class C Units are entitled to receive quarterly distributions at a rate of $0.8682 per Class C Unit. The distributions on the Class C Units are paid out of our available cash, except that the Class C Units do not share in distributions of available cash to the extent such cash is derived from or attributable to any distribution received by us from Sunoco Property Company LLC ("PropCo"), our indirect wholly-owned subsidiary that is subject to state and federal income tax, the proceeds of any sale of the membership interests in PropCo, or any interest or principal payments we receive with respect to indebtedness of PropCo or its subsidiaries. The Class C Units are entitled to receive distributions of available cash (other than available cash attributable to PropCo) prior to distributions of such cash being made on our common units. Any unpaid distributions on the Class C Units will accrue interest at a rate of 1.5% per annum until paid in full in cash. The Class C Units are perpetual, do not have any rights of redemption or conversion, do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, and are not traded on any public securities market.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per unit data)
Statement of Income Data:
Total revenues	$10,710	$16,596	$16,994	$11,723	$9,986
Operating income	$417	$464	$345	$229	$145
Income from continuing operations	$212	$313	$58	$326	$56
Net income (loss) from continuing operations per common limited partner unit - basic	$1.63	$2.84	$(0.25)	$2.13	$(0.32)
Net income (loss) from continuing operations per common limited partner unit - diluted	$1.61	$2.82	$(0.25)	$2.12	$(0.32)
Cash distribution per unit	$3.30	$3.30	$3.30	$3.30	$3.29

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data:
Total assets	$5,267	$5,438	$4,879	$8,344	$8,701
Long-term debt, less current maturities	$3,106	$3,060	$2,980	$4,284	$4,509
Total equity	$632	$758	$784	$2,247	$2,196

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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of December 31, 2020, we also operated 78 retail stores located in Hawaii and New Jersey.
We are managed by our General Partner. As of February 12, 2021, Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”). As of December 31, 2020, ETO owned 100% of the membership interests in our General Partner, 28,463,967 of our common units, which constituted a 28.5% limited partner interest in us, and all of our incentive distribution rights.
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
•78 company-owned and operated retail stores;
•539 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangement with such operators;
•6,803 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,476 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
On January 23, 2018, we sold a portfolio of 1,030 company-operated retail fuel outlets in 19 geographic regions to 7-Eleven.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.

Recent Developments and Outlook
The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. As a provider of critical energy infrastructure, our business has been designated as a “critical business” and our employees as “critical infrastructure workers” pursuant to the Department of Homeland Security Guidance on Essential Critical Infrastructure Workforce(s). As an essential business providing motor fuels, the safety of our employees and the continued operation of our assets are our top priorities and we will continue to operate in accordance with federal and state health guidelines and safety protocols. We have implemented several new policies and provided employee training to help maintain the health and safety of our workforce. The future impact of the outbreak is highly uncertain and we cannot predict the impact on our volume demand, gross profit or collections from customers. We cannot assure you that COVID-19 will not have other material adverse impacts on the Partnership's future results. See Part I. "Item 1A. Risk Factors" for further discussion.
On January 15, 2021, we repurchased the remaining outstanding portion of our 2023 Notes, discussed in the below paragraph.
On November 9, 2020, we completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2029 (the “2029 Notes”). We used the proceeds to fund the repurchase of a portion of our 4.875% senior notes due 2023 (the “2023 Notes”). Approximately $564 million aggregate principal amount, or 56%, of the then-outstanding 2023 Notes were tendered. In connection with our issuance of the 2029 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2029 Notes for an issue of registered notes with terms substantively identical to the 2029 Notes and evidencing the same indebtedness as the 2029 Notes on or before November 9, 2021.
Acquisition
On December 15, 2020, we acquired a terminal in New York for approximately $12 million plus working capital adjustments.
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

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, read “Key Operating Metrics and Results of Operations” below.
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
Key operating metrics set forth below are presented for the years ended December 31, 2020, 2019 and 2018, and have been derived from our historical consolidated financial statements.

	Year Ended December 31,
	2020				2019
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$9,930	$402	$10,332		$15,522	$654	$16,176
Non motor fuel sales	54	186	240		62	216	278
Lease income	127	11	138		131	11	142
Total revenues	$10,111	$599	$10,710		$15,715	$881	$16,596
Gross profit (1):
Motor fuel sales	$691	$73	$764		$817	$89	$906
Non motor fuel sales	48	106	154		53	115	168
Lease	127	11	138		131	11	142
Total gross profit	$866	$190	$1,056		$1,001	$215	$1,216
Net income and comprehensive income	$208	$4	$212		$290	$23	$313
Adjusted EBITDA (2)	$654	$85	$739		$545	$120	$665
Operating data:
Motor fuel gallons sold (3)			7,094				8,193
Motor fuel gross profit cents per gallon (3)			11.9	¢			10.1	¢
_______________________________
(1)Excludes depreciation, amortization and accretion.
(2)We define Adjusted EBITDA, which is a non-GAAP financial measure, as described above under “Key Measures Used to Evaluate and Assess Our Business.”
(3)Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.
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
The following table presents a reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in millions)
Adjusted EBITDA
Fuel Distribution and Marketing	$654	$545	$109
All Other	85	120	(35)
Total Adjusted EBITDA	739	665	74
Depreciation, amortization and accretion	(189)	(183)	(6)
Interest expense, net	(175)	(173)	(2)
Non-cash unit-based compensation expense	(14)	(13)	(1)
Loss on disposal of assets and impairment charges	(2)	(68)	66
Loss on extinguishment of debt	(13)	—	(13)
Unrealized gain (loss) on commodity derivatives	(6)	5	(11)
Inventory adjustments	(82)	79	(161)
Equity in earnings of unconsolidated affiliate	5	2	3
Adjusted EBITDA related to unconsolidated affiliate	(10)	(4)	(6)
Other non-cash adjustments	(17)	(14)	(3)
Income tax (expense) benefit	(24)	17	(41)
Net income and comprehensive income	$212	$313	$(101)
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following discussion of results compares the operations for the years ended December 31, 2020 and 2019.
Adjusted EBITDA. Total Adjusted EBITDA for 2020 was $739 million, an increase of $74 million from 2019. The increase is primarily attributable to the following changes:
•an increase in the gross profit on motor fuel sales of $32 million, primarily due to a 17.8% increase in gross profit per gallon sold and the receipt of a $13 million make-up payment under the fuel supply agreement with 7-Eleven; partially offset by a 13.4% decrease in gallons sold for 2020 compared to 2019;
•a decrease in operating costs of $54 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease was primarily due to lower employee costs, maintenance, advertising, credit card fees and utilities, which was partially offset by a $12 million charge for current expected credit losses of our accounts receivable in connection with the financial impact from COVID-19; and
•an increase of $6 million in Adjusted EBITDA related to unconsolidated affiliates, which was attributable to the joint venture on the J.C. Nolan diesel fuel pipeline to West Texas; partially offset by
•a decrease in non motor fuel gross profit and lease income of $18 million, primarily due to reduced credit card transactions and merchandise gross profit related to the COVID-19 pandemic in 2020.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $189 million in 2020, a slight increase of $6 million from 2019 due to additional assets in service.
Interest Expense. Interest expense was $175 million in 2020, a slight increase of $2 million from 2019, primarily attributable to a slight increase in average long-term debt.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $14 million in 2020, a slight increase of $1 million from 2019 due to award activity.
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges was $2 million in 2020, a decrease of $66 million from 2019. The 2019 amount is primarily attributable to a $47 million write-down on assets held for sale and a $21 million loss on disposal of assets related to our ethanol plant in Fulton, New York.
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $13 million in 2020 was related to the repurchase of approximately $564 million aggregate principal amount, or 56%, of the Partnership’s outstanding 2023 Notes, pursuant to the previously-disclosed tender offer.
Unrealized Gain (Loss) on Commodity Derivatives. The unrealized gains and losses on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For 2020, a decline in fuel prices increased lower of cost or market reserve requirements for the period by $82 million, creating an adverse impact to net income. For 2019, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $79 million, creating a favorable impact to net income.
Income Tax Expense/(Benefit). Income tax expense for 2020 was $24 million, an increase of $41 million from income tax benefit of $17 million in 2019. This increase is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries in 2020 and a change to the state income tax estimate in 2019.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended December 31,
	2019			2018
	Fuel Distribution and Marketing	All Other	Total	Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$15,522	$654	$16,176	$15,466	$1,038	$16,504
Non motor fuel sales	62	216	278	48	312	360
Lease income	131	11	142	118	12	130
Total revenues	$15,715	$881	$16,596	$15,632	$1,362	$16,994
Gross profit (1):
Motor fuel sales	$817	$89	$906	$673	$123	$796
Non motor fuel sales	53	115	168	40	156	196
Lease	131	11	142	118	12	130
Total gross profit	$1,001	$215	$1,216	$831	$291	$1,122
Net income (loss) from continuing operations	290	23	313	80	(22)	58
Loss from discontinued operations, net of taxes	—	—	—	—	(265)	(265)
Net income (loss) and comprehensive income (loss)	$290	$23	$313	$80	$(287)	$(207)
Adjusted EBITDA (2)	$545	$120	$665	$554	$84	$638
Operating data:
Motor fuel gallons sold (3)			8,193			7,859
Motor fuel gross profit cents per gallon (3)(4)			10.1 ¢			11.4 ¢
_______________________________
(1)Excludes depreciation, amortization and accretion.
(2)We define Adjusted EBITDA, which is a non-GAAP financial measure, as described above under “Key Measures Used to Evaluate and Assess Our Business.”
(3)Includes amounts from discontinued operations in 2018.
(4)Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.
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
_______________________________
(1)Includes amounts from discontinued operations in 2018.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following discussion of results for 2019 compared to 2018 compares the operations for the years ended December 31, 2019 and 2018, respectively.
Adjusted EBITDA. Total Adjusted EBITDA for 2019 was $665 million, an increase of $27 million from 2018. The increase is primarily attributable to the following changes:
•a decrease in operating costs of $143 million, primarily as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018, the conversion of 207 retail sites to commission agent sites during April 2018 and the May 2019 sale of our ethanol plant in Fulton, New York. These expenses include other operating expense, general and administrative expense and lease expense; and
•an increase in Adjusted EBITDA related to unconsolidated affiliate of $4 million, which was attributable to the joint venture on the J. C. Nolan diesel fuel pipeline to West Texas; partially offset by
•a decrease in non motor fuel sales gross profit of $44 million, primarily related to lower merchandise gross profit as a result of the divestment of 1,030 company-operated fuel sites to 7-Eleven on January 23, 2018 and the conversion of 207 retail sites to commission agent sites during April 2018; and
•a decrease in the gross profit on motor fuel sales of $76 million, primarily due to lower fuel margins, a one-time benefit of approximately $25 million related to a cash settlement with a fuel supplier recorded for the year ended December 31, 2018 and a $8 million one-time charge related to a reserve for an open contractual dispute recorded for the year ended December 31, 2019; partially offset by a 4.2% increase in gallons sold for the year ended December 31, 2019 compared to the year ended December 31, 2018.
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
Loss on Disposal of Assets and Impairment Charges. Loss on disposal of assets and impairment charges was $68 million in 2019, a decrease of $12 million from 2018. The 2019 amount is primarily attributable to a $47 million write-down on assets held for sale and a $21 million loss on disposal of assets related to our ethanol plant in Fulton, New York. The 2018 amount is primarily attributable to the loss on fixed assets driven by the 7-Eleven Transaction and the $30 million impairment on our contractual rights intangible asset.

Unrealized Gain (Loss) on Commodity Derivatives. The unrealized gains and losses on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the year ended December 31, 2019, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $79 million, creating a favorable impact to net income. For the year ended December 31, 2018, a decline in fuel prices increased lower of cost or market reserve requirements for the period by $84 million , creating an adverse impact to net income.
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
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "2018 Revolver"). As of December 31, 2020, we had $97 million of cash and cash equivalents on hand and borrowing capacity of $1.5 billion under the 2018 Revolver. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net cash provided by (used in)
Operating activities - continuing operations	$502	$435	$447
Investing activities - continuing operations	(120)	(164)	(469)
Financing activities - continuing operations	(306)	(306)	(2,684)
Discontinued operations	—	—	2,734
Net increase (decrease) in cash and cash equivalents	$76	$(35)	$28
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
Cash Flows Provided by Operations - Continuing Operations. Net cash provided by operations was $502 million, $435 million, and $447 million for 2020, 2019, and 2018, respectively.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The increase in cash flows provided by operations was primarily due to increases in operating assets and liabilities of $54 million and a $13 million increase in cash basis net income compared to the prior year.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The decrease in cash flows provided by operations was primarily due to decreases in operating assets and liabilities of $41 million, partially offset by a $29 million increase in cash basis net income compared to the prior year.
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

Cash Flows Used in Investing Activities - Continuing Operations. Net cash used in investing activities was $120 million, $164 million, and $469 million for 2020, 2019, and 2018, respectively.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net cash used in investing activities included $12 million and $5 million of cash paid for acquisitions in 2020 and 2019, respectively. Capital expenditures were $124 million and $148 million for 2020 and 2019, respectively. Contributions to unconsolidated affiliate were $8 million and $41 million in 2020 and 2019, respectively. Proceeds from disposal of property and equipment were $13 million and $30 million in 2020 and 2019, respectively. Distributions from unconsolidated affiliates in excess of cumulative earnings were $11 million in 2020 and zero in 2019.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net cash used in investing activities included $5 million and $401 million of cash paid for acquisitions in 2019 and 2018, respectively. Capital expenditures were $148 million and $103 million for 2019 and 2018, respectively. Contributions to unconsolidated affiliate were $41 million in 2019 and zero in 2018, respectively. Proceeds from disposal of property and equipment were $30 million and $37 million in 2019 and 2018, respectively.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Cash Flows Used in Financing Activities - Continuing Operations. Net cash used in financing activities was $306 million, $306 million, and $2,684 million for 2020, 2019, and 2018, respectively.
Year Ended December 31, 2020
During year ended December 31, 2020 we:
•issued $800 million of 4.500% senior notes due 2029;
•paid $564 million to repurchase 56% of the 4.875% senior notes due 2023;
•borrowed $1.1 billion and repaid $1.3 billion under our 2018 Revolver to fund daily operations;
•paid $354 million in distributions to our unitholders, of which $165 million was paid to ETO.
Year Ended December 31, 2019
During year ended December 31, 2019 we:
•issued $600 million of 6.000% senior notes due 2027;

•borrowed $2.4 billion and repaid $3.0 billion under our 2018 Revolver to fund daily operations;
•paid $353 million in distributions to our unitholders, of which $165 million was paid to ETO.
Year Ended December 31, 2018
During year ended December 31, 2018 we:
•issued $2.2 billion of Senior Notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028;
•borrowed $2.8 billion and repaid $2.9 billion under our existing revolving credit facility entered into on September 25, 2014 and the 2018 Revolver to fund daily operations; redeemed $2.2 billion of our existing senior notes, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023;
•repaid the $1.2 billion Term Loan in full and terminated it; redeemed the outstanding Series A Preferred Units held by ETE for $300 million and a call premium of $3 million; repurchased 17,286,859 SUN common units owned by ETP for aggregate cash consideration of approximately $540 million; and
•paid $383 million in distributions to our unitholders, of which $192 million was paid to ETO and ET collectively.
We intend to pay cash distributions to the holders of our common units and Class C units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On January 28, 2021, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended December 31, 2020, excluding distributions to Class C unitholders. The distribution was paid on February 19, 2021 to all unitholders of record on February 8, 2021.
    Cash Flows Provided by (Used in) Discontinued Operations. Cash provided by discontinued operations was $2.7 billion for 2018. Cash used in discontinued operations for operating activities was $484 million for 2018. Cash provided by discontinued operations for investing activities for 2018 was $3.2 billion, which is related to proceeds from the 7-Eleven Transaction. The change in cash included in current assets held for sale was $11 million for 2018.
    Capital Expenditures
Included in our capital expenditures for 2020 was $35 million in maintenance capital and $89 million in growth capital. Growth capital relates primarily to new store construction and dealer supply contracts.
We currently expect to spend approximately $45 million in maintenance capital and $120 million in growth capital for the full year 2021.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Sale leaseback financing obligation	$97	$103
2018 Revolver	—	162
4.875% Senior Notes Due 2023	436	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	—
Finance leases	6	32
Total debt	3,139	3,097
Less: current maturities	6	11
Less: debt issuance costs	27	26
Long-term debt, net of current maturities	$3,106	$3,060
Revolving Credit Agreement
The Partnership is party to the 2018 Revolver. As of December 31, 2020, there were no borrowings outstanding on the 2018 Revolver and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at December 31, 2020 was $1.5 billion. The Partnership was in compliance with all financial covenants at December 31, 2020.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of December 31, 2020, there were no borrowings outstanding on the 2018 Revolver and $3.0 billion aggregate principal amount of outstanding Senior Notes. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10 Long-Term Debt" for more information on our debt transactions. Our contractual obligations as of December 31, 2020 were as follows:

	Payments Due by Years
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt obligations, including current portion (1)	$3,139	$6	$451	$16	$2,666
Interest payments (2)	1,011	170	317	286	238
Operating lease obligations (3)	1,062	51	96	92	823
Service concession arrangements (4)	364	15	31	32	286
Total	$5,576	$242	$895	$426	$4,013
_______________________________
(1)Payments include required principal payments on our debt, finance lease obligations and sale leaseback obligations (see Note 10, "Long-Term Debt" to our Consolidated Financial Statements). Assumes the balance of the 2018 Revolver at December 31, 2020 continues to be zero until the 2018 Revolver matures in July 2023.
(2)Includes interest on outstanding debt, finance lease obligations and sale leaseback financing obligations. Includes interest on the 2018 Revolver balance as of December 31, 2020 and commitment fees on the unused portion of the facility through July 2023 using rates in effect at December 31, 2020.
(3)Includes minimum rental commitments under non-cancelable leases.
(4)Includes minimum guaranteed payments under service concession arrangements with New Jersey Turnpike Authority and New York Thruway Authority.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 1.3 million barrels with an aggregated unrealized loss of $6.0 million at December 31, 2020.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions or other financial or investment purposes.
Impact of Inflation
Inflation has a minimal impact on our results of operations, because we are generally able to pass along energy cost increases in the form of increased sales prices to our customers. Inflation in energy prices impacts our sales and cost of motor fuel products and working capital requirements. Increased fuel prices may also require us to post additional letters of credit or other collateral if our fuel purchases exceed unsecured credit limits extended to us by our suppliers. Although we believe we have historically been able to pass on increased costs through price increases and maintain adequate liquidity to support any increased collateral requirements, there can be no assurance that we will be able to do so in the future.
Critical Accounting Estimates
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
Impairments of Goodwill, Intangible Assets and Long-Lived assets. Our recorded identifiable intangible assets primarily include the estimated value assigned to certain customer related and contract-based assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows. Supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by us, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.
Customer relations and supply agreements are amortized over a weighted average period of approximately 5 to 20 years. Non-competition agreements are amortized over the terms of the respective agreements. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.
At December 31, 2020, we had goodwill recorded in conjunction with past business acquisitions and “push down” accounting totaling $1.6 billion. Under GAAP, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have three reporting units that are appropriate for testing goodwill impairment.
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
During the fourth quarter of 2020, management performed the annual impairment tests on our indefinite-lived intangible assets and goodwill for its reporting units. Impairment testing involved qualitative assessments for the reporting units. No impairments were identified for the reporting units as a result of these tests. During the first quarter of 2020, due to the impacts of the COVID-19 pandemic and the decline in the Partnership’s market capitalization, we determined that interim impairment testing should be performed. We performed the interim impairment tests consistent with our approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim impairment test, no goodwill impairment was identified for the reporting units.
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
Income Taxes. As a limited partnership, we are generally not subject to state and federal income tax and would therefore not recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through our wholly-owned taxable corporate subsidiaries for which we have recognized deferred income tax liabilities and assets. These balances, as well as any income tax expense, are determined through management’s estimations, interpretation of tax laws of multiple jurisdictions and tax planning strategies. If our actual results differ from estimated results due to changes in tax laws, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustments in the future as additional facts become known or as circumstances change.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had no outstanding variable interest rate borrowings on the 2018 Revolver as of December 31, 2020. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the twelve months ended December 31, 2020 and 2019.
Commodity Price Risk
Sunoco LLC and Aloha hold working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks and transmix in storage. As of December 31, 2020, Sunoco LLC held approximately $324 million and Aloha held approximately $29 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York

Mercantile Exchange, Chicago Mercantile Exchange, and Intercontinental Exchange, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had a position of 1.3 million barrels with an aggregated unrealized loss of $6.0 million at December 31, 2020.
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
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2020, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2020, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm".
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2020, and our report dated February 19, 2021 expressed an unqualified opinion on those financial statements.
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
February 19, 2021

Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interest in our General Partner is solely owned by Energy Transfer Operating, L.P. (“ETO”), a wholly-owned subsidiary of Energy Transfer LP (“ET”). As the sole member of our General Partner, ETO is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner’s limited liability company agreement provides that our General Partner’s Board of Directors (the “Board”) shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2020, the Board consisted of seven persons, three of whom qualify as “independent” under the listing standards of the NYSE and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE’s listing standards, SEC rules and our governance guidelines are James W. Bryant, Oscar A. Alvarez and Imad K. Anbouba.
As a limited partnership, we are not required by the rules of the NYSE to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that the individuals appointed as directors have experience, skills and qualifications relevant to our business and have a history of service in senior leadership positions with the qualities and attributes required to provide effective oversight of the Partnership. Our Board met four times during fiscal year 2020 and each of our current directors attended at least 75% of those meetings, and 75% of the meetings of any committees on which they served.
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
The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The audit committee held four meetings during 2020.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Bryant and includes Mr. Anbouba. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2020, neither Mr. Bryant nor Mr. Anbouba was an officer or employee of affiliates of ET, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Bryant nor Mr. Anbouba is a former employee of affiliates of ET. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The compensation committee held three meetings during 2020.
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

Name	Age	Position With Our General Partner
Matthew S. Ramsey	65	Chairman of the Board
Joseph Kim	49	President & Chief Executive Officer and Director
Arnold D. Dodderer	52	General Counsel & Assistant Secretary
Karl R. Fails	46	Senior Vice President, Chief Operations Officer
Brian A. Hand	53	Senior Vice President, Chief Sales Officer
Dylan A. Bramhall	44	Chief Financial Officer
Oscar A. Alvarez	65	Director
Imad K. Anbouba	66	Director
James W. Bryant	87	Director
Christopher R. Curia	65	Director and Executive Vice President, Human Resources
Thomas E. Long	64	Director
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
Joseph Kim - President and Chief Executive Officer and Director. Mr. Kim was appointed to the Board in January 2018 and has served as President and Chief Executive Officer of our General Partner since January 2018. From June 2017 through December 2017, he served as President and Chief Operating Officer and prior to that served as Executive Vice President and Chief Development Officer since October 2015. Prior to joining the Partnership in October 2015, Mr. Kim held various executive positions, including Chief Operating Officer for Pizza Hut and Senior Vice President - Retail Strategy and Growth for Valero Energy. Prior to his 18 years with Pizza Hut and Valero, Mr. Kim worked for Arthur Anderson within both the Audit and Consulting business units. He is a graduate of Trinity University with a bachelor’s degree in Business Administration.
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

Brian A. Hand - Senior Vice President, Chief Sales Officer. Mr. Hand has served as Senior Vice President, Chief Sales Officer since April 2020. He is responsible for all aspects of the fuel distribution business, including strategic acquisition and divestment, branded/unbranded wholesale, direct dealers, performance products retail fuel pricing, and sales. Mr. Hand previously served as Senior Vice President, Chief Development & Marketing Officer of our General Partner from February 2018 through April 2020. Mr. Hand previously held the position of Chief Procurement Officer at various Partnership subsidiaries and also held various other leadership positions during his tenure with the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Hand served in various leadership positions at Hewlett Packard, Blockbuster, Inc. and Cingular Wireless (now AT&T Mobility). He holds a Bachelor’s degree in Accounting and Business Management from Lebanon Valley College and a Master of Business Administration degree from Widener University.
Dylan A. Bramhall - Chief Financial Officer. Mr. Bramhall has served as Chief Financial Officer of our General Partner since October 2020 and currently is also Executive Vice President - Finance and Group Treasurer of Energy Transfer's General Partner. Mr. Bramhall joined Energy Transfer in 2015 as a result of its merger with Regency Energy Partners and is responsible for oversight of the Partnership’s Financial Planning and Analysis, Credit and Commodity Risk Management, Insurance, Cash Management, and Capital Markets groups. He also serves as a member of Energy Transfer’s Risk Oversight Committee and is on the board of directors for Permian Express Partners, a joint venture between Energy Transfer and Exxon Mobil, and Energy Transfer Canada, the Canadian business unit of Energy Transfer. While at Regency, Mr. Bramhall held management positions in the finance, risk, commercial and operations groups.
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
James W. Bryant - Director. Mr. Bryant was appointed to the Board in April 2015. Mr. Bryant chairs our compensation committee and serves on our audit committee. Mr. Bryant is a chemical engineer and has more than 40 years of experience in all phases of the natural gas business, specifically in the engineering and management of midstream facilities. Mr. Bryant was a founder and Chief Executive Officer of, and currently serves as Chairman of Producers Midstream LP, a position he has held since August 2019. Mr. Bryant previously served as a director of Regency GP LLC, the general partner of Regency Energy Partners LP, from July 2010 to April 2015 and was Chairman of the Regency board from April 2014 to April 2015. He also served as a partner and member of the board of directors for Cardinal Midstream, LLC from September 2008 until April 2013, and since then formed JWB Cardinal Investments. Prior to that, he was a co-founder of Cardinal Gas Solutions LP and Regency Gas Services, LLC. Mr. Bryant received a bachelor’s degree in chemical engineering from Louisiana Tech University. Mr. Bryant was selected to serve as a member of the Board based on his more than 40 years of experience in the energy industry as well as his experience as a director on the boards of other public companies.
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
Thomas E. Long - Director. Mr. Long was appointed to the Board in May 2016. Mr. Long was appointed as Co-Chief Executive Officer of ET's general partner effective January 2021. Mr. Long previously served as the Chief Financial Officer of ET's general partner from February 2016 through January 2021. Mr. Long also serves as a director of the general partner of ET since April 2019. Mr. Long serves as the Co-Chief Executive Officer of ETO's general partner and was previously Chief Financial Officer of ETO's general partner. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner, from November 2016 to July 2017. Mr. Long has served on the board of directors of the general partner of USA Compression Partners, LP since April 2018. Mr. Long previously served as Executive Vice President and Chief Financial Officer of Regency Energy Partners LP’s general partner from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, CO. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies. Mr. Long was selected to serve on our Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
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
Delinquent Section 16(a) Reports
Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2020.
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
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2020 fiscal year are the following officers of our General Partner:

Name	Principal Position
Joseph Kim	President and Chief Executive Officer
Dylan A. Bramhall	Chief Financial Officer (effective October 2020)
Thomas R. Miller	Former Chief Financial Officer
Karl R. Fails	Senior Vice President, Chief Operations Officer
Brian A. Hand	Senior Vice President, Chief Sales Officer
Arnold D. Dodderer	General Counsel & Assistant Secretary
Effective September 1, 2020, Mr. Miller resigned as Chief Financial Officer and terminated his employment. In connection with his retirement, Mr. Miller and the Partnership entered into a Separation and Restrictive Covenant Agreement and Full Release of Claims (the “Separation Agreement”), which provided for certain payments and benefits described in greater detail below within the section titled “Potential Payments Upon a Termination or Change of Control.” Pursuant to SEC disclosure rules, any individual that serves in the role of the Chief Financial Officer for any portion of a year must be deemed an NEO for the year in question, even if not employed at the end of that year.
Our board of directors has established a Compensation Committee to review and make decisions with respect to the compensation determinations of our officers and directors. However, our compensation committee consults with and receives guidance and input, as appropriate, from ET’s compensation committee, ET’s Chairman of the board of directors, and ET’s Executive Vice President and Chief Human Resources Officer to ensure compensation decisions are undertaken consistent with the compensation philosophy and objectives set by ET.
In addition to his role as the Chief Financial Officer of our General Partner, Mr. Bramhall also serves as Executive Vice President of Finance and Group Treasurer of ET’s general partner. ET’s compensation committee sets the components of Mr. Bramhall’s compensation, including salary, long-term incentive awards and annual bonus. Mr. Bramhall’s overall compensation will be divided between SUN and ET with 40% of his total compensation attributable to his work for SUN. For 2020, a portion of Mr. Bramhall’s annual long-term incentive compensation has been approved and awarded by the Compensation Committee of our General Partner in recognition of his services to the Partnership.
Compensation Philosophy and Objectives
Generally, our compensation philosophy and objectives are substantially the same as those set by ET and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or “at-risk” compensation. We also share ET’s philosophy that executives’ total compensation levels should be competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for our NEOs that provides for an annual base compensation rate slightly below the median market (i.e., approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles designed to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market for similarly situated businesses. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted unit and/or restricted phantom unit awards under the long-term incentive plan ("RSUs"), which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders. As discussed below, our compensation committee, in consultation with our General Partner, and, as applicable ET or the ET Compensation Committee, are responsible for the compensation policies and compensation level of the named executive officers of our General Partner. In this discussion, we refer to our compensation committee as the “Compensation Committee.”
Our compensation program is structured to achieve the following:
•reward executives with an industry-competitive total compensation package of competitive base salaries and significant incentive opportunities yielding a total compensation package approaching the top-quartile of the market;
•attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships of similar size and in similar lines of business;
•motivate executive officers and key employees to achieve strong financial and operational performance;
•emphasize performance-based or “at-risk” compensation; and
•reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2020, the compensation paid to our NEOs consisted of the following components:
•annual base salary;
•non-equity incentive plan compensation consisting solely of discretionary cash bonuses;
•time-vested restricted unit and/or restricted phantom unit awards under the equity incentive plan;
•payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit and/or restricted phantom unit awards under our equity incentive plan;
•vesting of previously issued time-based restricted unit and/or restricted phantom unit awards issued pursuant to equity incentive plans of affiliates; and
•401(k) plan employer contributions.
Methodology
The Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executives, including our NEOs. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, we engage a third-party consultant to provide the compensation committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. During 2019, Longnecker & Associates (“Longnecker”), the independent compensation advisor to ET was engaged to provide targeted market review and benchmarking for the identified members of the senior leadership team. In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership was reviewed by Longnecker through various metrics in order to recognize the Partnership’s unique structure, including the facts that (i) the Partnership receives certain shared-service support from ET; and (ii) in other functions, the Partnership operates in a manner consistent with an independent publicly-traded organization. As such, Longnecker reviewed certain of our executive officers, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Longnecker considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Longnecker covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate officer, subsidiary officer or shared service function) given the unique characteristics of our structure.
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
During 2020, given the challenging economic conditions, including the impacts of the COVID-19 pandemic, the Compensation Committee did not approve any increases to base salaries of the named executive officers. Thus, 2020 base salaries for the named executive officers were consistent with the prior year amounts: $533,025 for Mr. Kim, $349,664 for Mr. Miller, $319,815 for Mr. Hand and $309,154 for Mr. Dodderer. In connection with Mr. Bramhall's appointment as Chief Financial Officer in October 2020, his annual base salary was established at $345,000.
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
For 2020, the short-term annual cash bonus pool targets for Messrs. Kim, Miller, Bramhall, Fails, Hand and Dodderer were as follows: for Mr. Kim, 130%; and 100% for Messrs. Miller, Bramhall, Fails and Hand and 80% for Mr. Dodderer.
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
In February 2021, the Compensation Committee certified Partnership results to achieve a bonus payout of 100% of the bonus pool. The actual achieved bonus pool could have reflected 102% of total funding, but the Compensation Committee consistent with management’s recommendation used its discretion to adjust the approved pool to a 100% payout. The actual results reflected the achievement of approximately 102% of the Adjusted EBITDA Target; 110% of the DCF Target and 85% of the Departmental Budget

Target coming in approximately $18 million or 20% under total expense budget in respect of 2020 performance under the Bonus Plan. The cash bonuses approved for Messrs. Kim, Fails, Hand and Dodderer were $719,600, $361,000, $332,000, and $257,000, respectively. Mr. Bramhall would have been eligible for a bonus award of $66,346 for the portion of the year he served as our Chief Financial Officer but determined to forgo any portion of that amount. Mr. Bramhall’s decision was based on the fact that ET would not be paying bonus awards in respect of 2020 performance. Mr. Bramhall determined he should be treated the same as employees of Energy Transfer for the 2020 performance year as he spent most of his year performing duties solely for ET.
In approving the 2020 bonuses of the named executive officers, the compensation committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2020 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2020 performance were materially consistent with their applicable bonus pool targets.
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
From time to time, the Compensation Committee may make grants under the plan to employees and/or directors containing such terms as the compensation committee shall determine under the LTIPs. The Compensation Committee determines the conditions upon which the restricted units granted may become vested or forfeited, and whether or not any such restricted units will have distribution equivalent rights (“DERs”) entitling the grantee to receive an amount in cash equal to cash distributions made by us with respect to a like number of our common units during the restricted period.
For 2020, the annual long-term incentive targets set by the Compensation Committee for the named executive officers were 400% of annual base salary for Mr. Kim; 200% of annual base salary for Messrs. Miller, Bramhall, Fails and Hand, and 150% for Mr. Dodderer. The targets of the named executive officers were the same as the prior year’s targets.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering SUN’s modified total unitholder return ("TUR”) performance as measured against the average return of SUN’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of performance adjustment based on the prior periods measured to an element of performance impact in setting grant date value even though the RSUs themselves are a time-vested vehicle. For purposes of establishing an initial price, we utilize a 60 trading-day trailing weighted average price of SUN common units prior to November 1, 2020. This average trading price is then subject to adjustment when our TUR is more than 5% greater or less than that of its identified peer group. If the TUR analysis yields a result that is within 5% percent of its identified peer group, the Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If our TUR is outside of the 5% deviation, the 60 trading day trailing weighted average will be adjusted up or down to a maximum of 15% either way from the trailing weighted average price based on SUN’s performance as compared to the identified group. For 2020, the peer group included the following:

PBF Energy	CVR Energy
Delek US Holdings, Inc.	Global Partners LP
Holly Energy Partners, L.P.
For 2020, our TUR outperformed the identified peer group based on the average of the identified three comparison periods: (i) year-to-date 2020, (ii) trailing twelve months, and (iii) full-year 2019. Consequently, the 2020 long-term incentive base price was reduced to increase the total available restricted pool by 15%.
In December 2020, the Compensation Committee granted RSU awards to Messrs. Kim, Bramhall, Fails, Hand and Dodderer of 98,850 units, 16,000 units, 33,000 units, 30,000 units and 21,500 units, respectively, under the 2018 LTIP. In addition, Mr. Bramhall was also granted equity awards by ET's compensation committee in connection with his service to ET's general partner, with such awards including ET's restricted units and cash restricted units. In approving the grant of such RSUs, the Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. In addition to the grant of Sunoco LP RSUs in December 2020, Mr. Bramhall also received a grant of equity awards by ET’s compensation committee in connection with his service to ET’s general partner, with such awards including ET restricted units and cash restricted units. Additionally, in October 2020 the Compensation Committee granted a special one-time award of 20,000 units to Mr. Bramhall upon his appointment as Chief Financial Officer.
Vesting of the 2020 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the partnership as that term is defined under the 2018 LTIP.
All of the RSUs granted, including to the named executive officers, provided for the vesting of 60 percent of the units at the end of the third year from the date of the grant and the vesting of the remaining 40 percent of the units at the end of the fifth year, subject to continued employment of the named executive officers through each specified vesting date. These RSUs entitle the grantee of the unit awards to receive, with respect to each Partnership common unit subject to such RSU that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our unitholders. In approving the grant of such unit awards, the compensation committee took into account a number of performance factors as well as the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
The issuance of common units pursuant to our equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the common units.
We believe that permitting the accelerated vesting of equity awards upon a change in control creates an important retention tool for us by enabling employees to realize value from these awards in the event that we undergo a change in control transaction. The actual value to be realized upon any acceleration is discussed below under “Potential Payments Upon a Termination or Change of Control.”
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
Sunoco GP LLC 401(k) Plan. Effective December 31, 2018, our previous 401(k) benefit plan, the Sunoco GP LLC 401(k), was merged into the Energy Transfer LP 401(k) Plan (the “ET 401(k) Plan”). The Energy Transfer LP 401(k) Plan (the “ET 401(k) Plan”) is a defined contribution 401(k) plan, which covers substantially all of our employees, including the named executive officers. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. During 2020, in response to the challenging conditions within the industry, including the impacts of the COVID-19 pandemic, ET suspended the 401(k) matching contribution from July 1, 2020 through December 31, 2020. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.
The Partnership provides a 3% profit sharing contribution to employee 401(k) accounts for all employees with a base compensation below a specified threshold. The contribution is in addition to the 401(k) matching contribution and employees become vested based on years of service. As with the matching contribution, ET suspended the profit-sharing contribution from July 1, 2020 through December 31, 2020.
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
ET Non-Qualified Deferred Compensation Plan (the “ET NQDC Plan”) is a deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus and/or quarterly non-vested restricted unit and/or restricted phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the ET NQDC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50 percent of their annual base salary, 50 percent of their quarterly non-vested restricted unit and/or restricted phantom unit distribution equivalent income, and/or 50 percent of their discretionary performance bonus compensation during the following year. Pursuant to the ET NQDC Plan, ET may make annual discretionary matching contributions to participants’ accounts; however, ET has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the ET NQDC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Anbouba and Bryant are the only members of the compensation committee. During 2020, neither Mr. Anbouba nor Mr. Bryant was an officer or employee of affiliates of ET, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Anbouba nor Bryant is a former employee of affiliates of ET.

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
Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph Kim	2020	$553,526	$2,836,995	$719,600	$—	$14,584	$4,124,705
President and Chief Executive Officer	2019	523,319	2,129,433	680,315	—	15,145	3,348,212
	2018	502,772	1,964,430	719,000	—	15,541	3,201,743
Dylan A. Bramhall	2020	77,215	967,800	—	—	49	1,045,064
Chief Financial Officer
Karl R. Fails	2020	360,061	947,100	361,000	129,664	10,882	1,808,707
Senior Vice President — Chief Operations Officer	2019	338,303	1,510,500	340,000	111,532	139,077	2,439,412
	2018	311,758	699,660	342,900	(28,110)	16,252	1,342,460
Brian A. Hand	2020	332,116	861,000	332,000	71,163	10,613	1,606,892
Senior Vice President — Chief Sales Officer	2019	313,992	724,035	313,000	39,837	16,403	1,407,267
	2018	304,154	632,385	334,600	(6,552)	14,764	1,279,351
Arnold D. Dodderer	2020	321,045	617,050	257,000	1,607	10,321	1,207,023
General Counsel	2019	303,525	492,960	242,850	1,164	15,425	1,055,924
Thomas R. Miller	2020	268,749	—	—	—	1,383,716	1,652,465
Former Chief Financial Officer	2019	343,297	616,200	300,000	—	17,401	1,276,898
	2018	332,542	538,200	365,800	—	17,066	1,253,608
(1)For comparative purposes, the above table provides a summary of the total compensation for each NEO for each of 2018, 2019 and 2020. In accordance with the terms of our partnership agreement, we reimburse our General Partner and its affiliates for compensation related expenses attributable to the portion of the named executive officer’s time dedicated to providing services to us. For the periods presented, amounts reported herein reflect (i) 100% of the cash compensation expense associated with the NEO’s services and (ii) 100% grant date value of the RSU associated with the services performed by each of the NEOs. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period.
For 2020, the amount reported in the salary column reflects an extra pay period, due to the timing of the bi-weekly payroll cycle in relation to the timing of year-end.
(2)The amounts reported for unit awards represent the full grant date fair value of RSUs granted to each of our NEOs, computed in accordance with FASB ASC Topic 718, disregarding any estimates for forfeitures FASB ASC Topic 718, disregarding any estimates for forfeitures.
(3)Sunoco LP maintains the Bonus Plan which provides for annual bonuses. Awards of bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis.
(4)The amounts reflected for 2020 in this column include (i) 401(k) Plan matching contributions made on behalf of the named executive officers of $11,276 for Mr. Kim, $8,001 for Mr. Fails, $7,380 for Mr. Hand, $7,134 for Mr. Dodderer and $8,069 for

Mr. Miller, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Kim, Fails, Hand and Dodderer and $1,000 for Mr. Miller, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers of $1,308 for Mr. Kim, $49 for Mr. Bramhall, $880 for Mr. Fails, $1,233 for Mr. Hand, $1,187 for Mr. Dodderer and $2,749 for Mr. Miller. Additionally, for 2020 severance costs associated with Mr. Miller's retirement included (i) severance payments of $87,416 and (ii) the realized fair value of awards that vested upon Mr. Miller's retirement of $1,284,482.
The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2020, distribution payments in connection with distribution equivalent rights totaled $626,498 for Mr. Kim, $179,051 for Mr. Miller, $16,560 for Mr. Bramhall (in addition to $22,126 related to ET unit awards), $354,437 for Mr. Fails, $242,459 for Mr. Hand and $182,997 for Mr. Dodderer.
Grants of Plan-Based Awards in 2020
The table below reflects awards granted to our NEOs under the LTIP during 2020.

Name	Grant Date	Type of Award (1)	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	12/30/2020	Restricted units	98,850	$2,836,995
Dylan A. Bramhall	12/30/2020	Restricted units	16,000	459,200
	10/27/2020	Restricted units	20,000	508,600
Karl R. Fails	12/30/2020	Restricted units	33,000	947,100
Brian A. Hand	12/30/2020	Restricted units	30,000	861,000
Arnold D. Dodderer	12/30/2020	Restricted units	21,500	617,050
(1)The reported grant date fair value of stock awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 19–Unit-Based Compensation in our Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Outstanding Equity Awards at December 31, 2020
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2020.

		Unit Awards (1)
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (2)
Sunoco LP Unit Awards:
Joseph Kim	12/30/2020	98,850	$2,844,903
	12/16/2019	69,115	1,989,130
	12/19/2018	73,000	2,100,940
	12/21/2017	12,660	364,355
	12/29/2016	9,100	261,898
Dylan A. Bramhall	12/30/2020	16,000	460,480
	10/27/2020	20,000	575,600
Karl R. Fails	12/30/2020	33,000	949,740
	12/16/2019	26,000	748,280
	1/23/2019	24,000	690,720
	12/19/2018	26,000	748,280
	12/21/2017	8,200	235,996
	12/29/2016	7,200	207,216
Brian A. Hand	12/30/2020	30,000	863,400
	12/16/2019	23,500	676,330
	12/19/2018	23,500	676,330
	12/21/2017	7,200	207,216
	12/29/2016	5,100	146,778
Arnold D. Dodderer	12/30/2020	21,500	618,770
	12/16/2019	16,000	460,480
	12/19/2018	17,700	509,406
	12/21/2017	6,000	172,680
	12/29/2016	3,420	98,428
(1)RSUs outstanding vest as follows (including ET unit awards):
•at a rate of 60% in December 2023 and 40% in December 2025 for awards granted in October 2020 and December 2020;
•at a rate of 60% in December 2022 and 40% in December 2024 for awards granted in December 2019;
•at a rate of 60% in December 2021 and 40% in December 2023 for awards granted in December 2018 and January 2019;
•100% in December 2022 for the remaining outstanding portion of for awards granted in December 2017; and
•100% in December 2021 for the remaining outstanding portion of awards granted in December 2016.
(2)Based on the closing market price of our common units of $28.78 on December 31, 2020.

Units Vested in 2020
The following table provides information regarding the vesting of SUN RSUs and ET restricted units held by certain of our NEOs during 2020. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	25,858	$747,555
Thomas R. Miller	50,610	1,284,482	(2)
Dylan A. Bramhall	—	—
Karl R. Fails	15,940	460,825
Brian A. Hand	14,128	408,440
Arnold D. Dodderer	12,300	355,593
(1)Amounts presented represent the number of unit awards vested during 2020 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of Sunoco LP or ET’s respective common units upon the vesting date.
(2)In accordance with his separation agreement effective September 1, 2020, vesting of 50,160 of Mr. Miller's unit awards was accelerated with a realized vesting value of $1,284,482.
Non-Qualified Deferred Compensation
Our NEOs are eligible to participate, and do participate, in a non-qualified deferred compensation plan administered by ET. The following table provides the voluntary salary deferrals made by the named executive officers in 2020 under the ET NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Joseph Kim	$—	$—	$—	$—	$—
Thomas R. Miller	—	—	—	—	—
Dylan A. Bramhall	—	—	—	—	—
Karl R. Fails	604,681	122,450	129,664	—	856,795
Brian A. Hand	206,827	82,115	71,163	—	360,105
Arnold D. Dodderer	14,102	—	1,607	—	15,709
Potential Payments upon Termination or Change of Control
Pursuant to the terms of the award agreements issued under the LTIP, in the event of a (i) Change of Control (as defined in the LTIPs, summarized below) or (ii) termination of employment due to death or disability, all RSUs shall vest. In the event of a termination of employment for any other reason, all RSUs that are still unvested shall be forfeited. The RSUs that would vest in the event of Change of Control are those RSU’s described for each NEO in the table entitles “Outstanding Equity Awards at December 31, 2020”.
In addition, awards under both the 2012 LTIP and the 2018 LTIP contain a partial acceleration of vesting for qualified retirement, whereby a recipient who voluntarily retires after at least five years of service would be eligible for (i) vesting of 40% of the outstanding award, if the recipient retires at age 65 to 68, or (ii) vesting of 50% of the outstanding award, if the recipient is over the age of 68 upon retirement. Currently, none of our NEOs are eligible for partial acceleration upon retirement. The acceleration of these awards at retirement is subject to the provisions of IRC Section 409(a) and such accelerated units shall not be delivered before the earlier of (i) the day that is six months plus one day after the date of separation from service or (ii) the tenth (10th) day after the date of the recipient’s death.
Under the LTIPs, a “Change of Control” means, and shall be deemed to have occurred upon one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the General Partner, the Partnership, or an affiliate of either the General Partner or the Partnership, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the General Partner or the Partnership; (ii) the limited partners of the General Partner or the Partnership approve, in one transaction or a series of transactions, a plan of complete liquidation of the General Partner or the Partnership; (iii) the sale or other disposition by either the General Partner or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than an affiliate; (iv) the General Partner or an affiliate of the General Partner or the Partnership ceases to be the General Partner of the Partnership; (v) any other event specified as a “Change of Control” in the equity incentive plan maintained by the Partnership at the time of such “Change of Control;” or (vi) any other event specified as a “Change of Control” in an applicable award agreement. Notwithstanding the above, with respect to a 409A award, a “Change of Control” shall not occur unless that Change of Control also constitutes a “change in the ownership of a corporation,” a “change in the effective control of a corporation,” or a “change in the ownership of a substantial portion of a corporation’s assets,” in each case, within the meaning of 1.409A-3(i)(5) of the 409A regulations, as applied to non-corporate entities.
In connection with his retirement, Mr. Miller and the Partnership entered into a Separation and Restrictive Covenant Agreement and Full Release of Claims (the “Separation Agreement”), which provided for:
•a one (1) year industry limited non-compete covenant;
•a one (1) year non-solicit/ non-hire covenant;
•accelerated vesting of 50,610 restricted units/ restricted phantom units previously awarded to Mr. Miller under the Partnership's long-term incentive plan, which number of restricted units/restricted phantom units represented 70% of Mr. Miller’s total unvested units as of his retirement date with remaining unvested restricted units/restricted phantom units to be forfeited;
•a separation payment equal to three months of Mr. Miller's base salary, less applicable withholdings;
•a standard release of claims and waivers in favor of the General Partner and the Partnership and its directors, officers and affiliates;
•a mutual non-disparagement clause; and
•a confirmation and acknowledgment of Mr. Miller of his obligations with respect to proprietary and confidential information of the Partnership.
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2020:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Joseph Kim	Unit Vesting	$7,561,226	$—	$7,561,226	$—
Dylan A. Bramhall	Unit Vesting	1,036,080	—	1,036,080	—
Karl R. Fails	Unit Vesting	3,580,232	—	3,580,232	—
Brian A. Hand	Unit Vesting	2,570,054	—	2,570,054	—
Arnold D. Dodderer	Unit Vesting	1,859,764	—	1,859,764	—
(1)The amounts reflected above represent the product of the number of restricted units and/or restricted phantom units that were subject to vesting/restrictions on December 31, 2020 multiplied by the closing price of applicable common units on that date.
CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Mr. Kim, our President and Chief Executive Officer and the annual total compensation of our employees.
For the 2020 calendar year:
•The annual total compensation of Mr. Kim, as reported in the Summary Compensation Tables of this Item 11 was $4,124,705; and
•The median total compensation of the employees supporting our Partnership (other than Mr. Kim) was $75,999.

Based on this information, for 2020 the ratio of the annual total compensation of Mr. Kim to the median of the annual total compensation of the 2,613 employees supporting us as of December 31, 2020 was approximately 54 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1. It was determined that, as of December 31, 2020, the applicable employee populations consisted of 2,613 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2019 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2020.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee”.
4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2020 resulting in an annual compensation of $75,999. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $9,230 and the employee’s 401(k) matching contribution and profit sharing contribution, as applicable estimated at $2,654 per employee).
5.With respect to Mr. Kim, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table under this Item 11.
Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. In January 2018, the Board approved modifications to the compensation of the non-employee directors on our Board. For 2020, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $100,000; an annual cash retainer of $15,000 ($25,000 for the chair) for serving on our audit committee; an annual cash retainer of $7,500 ($15,000 for the chair) for serving on our compensation committee; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of RSUs under the LTIP equal to an aggregate of $100,000 divided by the closing price of SUN units on the date of grant. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board for the first time is entitled to receive 2,500 unvested SUN common units. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
Under the LTIP, the director will forfeit all unvested RSUs upon a termination of his duties as a director for any reason. If the director ceases providing services due to death or disability (as defined by the LTIP) prior to the date all restricted units and/or restricted phantom units have vested, then all restrictions lapse and all restricted units and/or restricted phantom units become immediately vested. If a Change of Control (as defined under the LTIP) occurs, then all unvested RSUs become fully vested as of the date of the Change of Control. In addition, our directors will be reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board or its committees.
The following table provides a summary of compensation paid to each of our current and former non-employee directors (and Messrs. Ramsey, Long and Curia) for 2020 service:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Oscar A. Alvarez	$115,000	$100,011	$215,011
Imad K. Anbouba	132,500	100,011	232,511
James W. Bryant	130,000	100,011	230,011
Thomas E. Long (3)	—	797,860	797,860
Christopher R. Curia (3)	—	657,230	657,230
Matthew S. Ramsey (3)	—	927,010	927,010
____________________________________________
(1)The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee.

(2)The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2020, calculated in accordance with FASB ASC Topic 718, disregarding any estimate for forfeiture. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 19–Unit-Based Compensation in our Notes to Consolidated Financial Statements. As of December 31, 2020, Mr. Alvarez had 9,432 outstanding restricted phantom units, Mr. Anbouba had 9,432 outstanding RSUs, Mr. Bryant had 12,888 outstanding RSUs, Mr. Long had 82,348 outstanding RSUs, Mr. Curia had 92,011 outstanding RSUs and Mr. Ramsey had 78,725 outstanding RSUs.
(3)Messrs. Long (ET’s Chief Financial Officer in 2020; ET's Co-Chief Executive Officer effective January 1, 2021), Curia (ET's EVP-Chief Human Resources Officer) and Ramsey (ET's Chief Operating Officer), are entitled to receive grants of RSUs pursuant to the LTIP in recognition of their commitment and contribution to us and our unitholders. The restricted units granted in December 2020 will vest 60% in December 2023 and 40% in December 2025, subject to the terms of the award agreement. The awards of RSUs to Messrs. Long, Curia and Ramsey in respect of their contribution to us represent a portion of their total awards as executive officers of ET and the allocation of such percentage to us is in recognition of the portion of their total time spent on our business.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of common units and Class C units of the Partnership that are issued and outstanding as of February 12, 2021 and held by:
•each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C units;
•each director, director nominee and named executive officer of our General Partner; and
•all of our directors and executive officers of our General Partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (5)	Percentage of Commons Units Beneficially Owned	Class C Units Beneficially Owned	Percentage of Class C Units Beneficially Owned	Percentage of Common and Class C Units Beneficially Owned
ETO (2)	28,463,967	34.2%	—	—	28.5%
Invesco Ltd. (3)	9,980,925	12.0%	—	—	10.0%
Sunoco Retail LLC	—	—	11,168,667	68.1%	11.2%
Aloha Petroleum Ltd (4)	—	—	5,242,113	31.9%	5.3%
Dylan Bramhall	—	*	—	—	*
Arnold D. Dodderer	6,274	*	—	—	*
Karl R. Fails	44,774	*	—	—	*
Brian A. Hand	28,046	*	—	—	*
Joseph Kim	29,886	*	—	—	*
Thomas R. Miller (6)	12,554	*	—	—	*
Oscar A. Alvarez	1,500	—	—	—	—
Imad K. Anbouba	1,500	—	—	—	—
James W. Bryant	8,213	*	—	—	*
Christopher R. Curia	40,514	*	—	—	*
Thomas E. Long	32,465	*	—	—	*
Matthew S. Ramsey	2,231	*	—	—	*
All executive officers and directors as a group (thirteen persons)	229,795	*	—	—	*
____________________________________________
*    Represents less than 1%.
(1)As of the date set forth above, there are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations. Unless otherwise indicated, the address for all beneficial owners in this table is 8111 Westchester Drive, Suite 400, Dallas, Texas 75225.
(2)The address for ETO and ETO’s subsidiaries is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.

(3)The information contained in the table and this footnote with respect to Invesco Ltd. is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2021. The business address of the reporting party is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(4)The address for Aloha is 1001 Bishop Street, Suite 1300, Honolulu, Hawaii 96813.
(5)Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 12, 2021, there were 83,343,702 common units and 16,410,780 Class C Units deemed to be beneficially owned for purposes of the above table.
(6)Mr. Miller retired as of September 1, 2020.
The following table sets forth, as of February 12, 2021, the number of common units of ET owned by each of the directors and named executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	ET Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)
Dylan Bramhall	61,020	*
Arnold D. Dodderer	—	*
Karl R. Fails	13,161	*
Brian A. Hand	7,440	*
Joseph Kim	12,000	*
Thomas R. Miller (4)	13,000	—
Oscar A. Alvarez	—	—
Imad K. Anbouba	12,000	*
James W. Bryant	239,696	*
Christopher R. Curia	258,424	*
Thomas E. Long	395,231	*
Matthew S. Ramsey	428,745	*
All executive officers and directors as a group (thirteen persons)	1,196,111	*
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
(1)Unless otherwise indicated, the address for all beneficial owners in this table is 8111 Westchester Drive, Suite 400, Dallas, Texas 75225.
(2)Beneficial ownership for the purposes of the above table is determined in accordance with the rules and regulation of the Securities and Exchange Commission. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or have the right to acquire such powers with sixty (60) days.
(3)As of February 12, 2021, there were 1,447,827 common units of ET deemed to be beneficially owned for purposes of the above table.
(4)Mr. Miller retired as of September 1, 2020.
Equity Compensation Plan Information
As of December 31, 2020, a total of 3,881,409 phantom units had been issued under our long-term incentive plans. Total securities remaining available for issuance under our long-term incentive plans as of December 31, 2020 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	367,610	$—	—
Equity compensation plans not approved by security holders	1,774,735	—	8,185,983
Total	2,142,345	$—	8,185,983
____________________________________________

Item 13.    Certain Relationships, Related Transactions and Director Independence
Transactions with ET and its Affiliates
The following table summarizes the distributions and payments made by us to ETO or its affiliates during 2020.

Transaction	Explanation	Amount/Value

2020 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our General Partner in respect of common units and IDRs during 2020.	$165 million

Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our General Partner for 2020.	$58 million

Bulk purchases of motor fuel from ETO and its affiliates.	Represents payments made to ETO and its affiliates for bulk motor fuel purchases.	$951 million

Reimbursement to our General Partner for certain allocated overhead and other expenses.	Total payment to our General Partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations for 2020.	$29 million
Other Transactions with Related Persons
Related Party Agreements
Sunoco, LLC (“Sunoco LLC”) and Sunoco Retail LLC (“Sunoco Retail”) have administrative and support services agreements in place pursuant to which a subsidiary of Sunoco Inc. provided certain general and administrative services to Sunoco LLC and Sunoco Retail during 2020. In addition, Sunoco, LLC and Sunoco Retail have treasury services agreements for certain cash management activities with Sunoco (R&M), LLC, an indirect wholly-owned subsidiary of ETO.
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
As a policy matter, our Special Committee, comprised of our independent directors, generally reviews any proposed related-party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. In determining materiality, our General Partner evaluates several factors including the terms of the transaction, the capital investment required, and the revenues expected from the transaction. While there are no written policies or procedures for the Board to follow in making these determinations, the Board makes those determinations in light of its contractually-limited duties to the Partnership’s unitholders. Our Partnership Agreement provides that if the Board, through the Special Committee or otherwise, approves the resolution or course of action taken with respect to a conflict of interest, then it will be presumed that, in making its decision, the Board acted in good faith, and any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceedings will have the burden of overcoming such presumption (see “Item 1A. Risk Factors - Risks Related to Our Structure" in this annual report on Form 10-K).
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

Item 14.    Principal Accountant Fees and Services
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP for the audit of our annual consolidated financial statements for 2020 and 2019, and fees billed for services rendered by Grant Thornton LLP during the corresponding periods (dollars in millions).

	Fiscal 2020	Fiscal 2019
Audit Fees (1)	$2.2	$2.0
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$2.2	$2.0
_______________________________
(1)Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and services related to the audit of our internal control over financial reporting.
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

Part IV
Item 15.    Exhibit and Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1)Financial Statements - see Index to Consolidated Financial Statements appearing on page F-1.
(2)Financial Statement Schedules - None.
(3)Exhibits - see Exhibit Index set forth on page 72.
Item 16.    Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated as of April 6, 2017 (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

2.2
Amended and Restated Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated January 23, 2018 (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 24, 2018)

3.1
Second Amended and Restated Certificate of Limited Partnership Sunoco LP dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q ( File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

4.1
Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 1, 2016)

4.2
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated January 23, 2018 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

4.3
First Supplemental Indenture, dated as of January 24, 2019 by and among Sunoco LP, Sunoco Finance Corp, the subsidiary guarantors party thereto and AMID Refined Products LLC, AMID Caddo LLC, AMID NLR LLC, as guarantors, and U.S. Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.4 of the annual report on Form 10-K filed by the registrant on February 22, 2019)

4.4
Indenture, dated as of March 14, 2019, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 14, 2019)

4.5
Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934 - Description of common units (Incorporated by reference to Exhibit 4.5 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 21, 2020)

4.6
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated November 24, 2020 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 24, 2020)

4.7
Registration Rights Agreement, dated as of November 24, 2020, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the initial purchasers therein (Incorporated by reference to Exhibit 4.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 24, 2020)

10.1+
Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.2+
First Amendment to the Susser Petroleum Partners LP 2012 Long Term Incentive Plan, dated November 4 2014 (Incorporated by reference to Exhibit 10.24 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 27, 2015)

10.3	Revised Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.10 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 14, 2014)

10.4+
Form of Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.9 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.5+	Form of Restricted Phantom Unit Agreement (Incorporated by reference to Exhibit 99.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 14, 2014)

10.6+
Form of Time -Vested Restricted Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.14 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 24, 2017)

10.7
Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014)

10.8
Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 23, 2015)

10.9
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 15, 2015)

10.10
Contribution Agreement, dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to limited provisions therein, Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015)

10.11
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

10.12	Guarantee of Collection, by Energy Transfer Operating, L.P. to Sunoco LP and Sunoco Finance Corp., dated May 1, 2020 *

10.13	Amended and Restated Support Agreement, by and among ETC Sunoco Holdings LLC, Sunoco LP, Sunoco Finance Corp. and Energy Transfer Operating L.P., dated May 1, 2020 *

10.14
Common Unit Repurchase Agreement, by and among Sunoco LP, Heritage Holdings, Inc. and ETP Holdco Corporation, dated January 24, 2018 (Incorporated by reference to Exhibit 10.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.15
Distribution Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated January 23, 2018 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment request filed with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.37 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 23, 2018)

10.16
First Amendment, dated as of March 29, 2019, to Distributor Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated as of January 23, 2018 (asterisks located within the exhibit denote information which has been redacted) (Incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 9, 2019)

10.17+	Sunoco GP LLC Annual Bonus Plan (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 13, 2018)

10.18
Amended and Restated Credit Agreement, dated as of July 27, 2018, among Sunoco LP, as borrower, Bank of America N.A., as administrative agent, collateral agent, swingline lender and an LC issuer, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by registrant on July 31, 2018)

10.19+	Sunoco LP 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 20, 2018)

10.20+
Form of Time Vested Restricted Unit/Phantom Unit Agreement (Incorporated by reference to Exhibit 10.32 of the annual report on Form 10-K (File number 001-35653) filed by the registrant on February 22, 2019)

10.21+	Form of Heinemann Separation Agreement (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 27,2018)

10.22+	Form of Heinemann Consulting Agreement (Incorporated by reference to Exhibit 10.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 27,2018)

10.23+	Form of Miller Separation Agreement (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 4, 2020)

21.1	List of Subsidiaries of the Registrant *

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm *

23.2	Consent of Grant Thornton LLP, independent registered public accounting firm *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

99.1
Energy Transfer Operating, L.P. consolidated financial statements for the year ended December 31, 2020 (Incorporated by reference to Part IV, Item 15 of Form 10-K (File Number 001-31219) filed by Energy Transfer Operating, L.P. on February 19, 2021)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Joseph Kim
Joseph Kim
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kim	Director, President and Chief Executive Officer	February 19, 2021
Joseph Kim	(Principal Executive Officer)

/s/ Dylan A. Bramhall	Chief Financial Officer	February 19, 2021
Dylan A. Bramhall	(Principal Financial Officer)

/s/ Rick J. Raymer	Vice President, Controller and Principal Accounting Officer	February 19, 2021
Rick J. Raymer	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	Chairman of the Board	February 19, 2021
Matthew S. Ramsey

/s/ Thomas E. Long	Director	February 19, 2021
Thomas E. Long

/s/ James W. Bryant	Director	February 19, 2021
James W. Bryant

/s/ Christopher R. Curia	Director	February 19, 2021
Christopher R. Curia

/s/ Imad K. Anbouba	Director	February 19, 2021
Imad K. Anbouba

/s/ Oscar A. Alvarez	Director	February 19, 2021
Oscar A. Alvarez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Quantitative impairment assessments - goodwill
At December 31, 2020, the Partnership’s goodwill balance was $1.564 billion. As described in note 8 to the financial statements, management evaluates goodwill for impairment at the reporting unit level annually on October 1, or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. Due to the impacts of the COVID-19 pandemic and the decline in the Partnership’s market capitalization, management determined that an interim quantitative impairment assessment should be performed for each reporting unit as of March 31, 2020. As a result of these assessments, management concluded the fair value of each reporting unit exceeded its respective carrying value, therefore no impairment was identified. We identified the estimation of the fair values of the reporting units in the quantitative goodwill impairment assessments as a critical audit matter.
The principal consideration for our determination that the estimation of fair values of the reporting units was a critical audit matter is that there was high estimation uncertainty due to significant judgments with respect to assumptions used to project the discounted future cash flows, including gross profit growth rates, operating expenses, capital expenditures and discount rates. Changes in these assumptions could materially affect the fair values of the reporting units.

Our audit procedures related to the estimation of the fair values of the reporting units included the following procedures, among others:
a.Tested the effectiveness of controls relating to the interim goodwill impairment assessment, including controls over the assumptions used in determining the fair values of the reporting units.
b.Tested management’s process for determining the fair values of the reporting units. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy and relevance of data used by management, and evaluating management’s significant assumptions used to project discounted future cash flows, which included forecasted gross profit, operating expenses, capital expenditures and discount rates. We assessed the historical accuracy of management’s estimates and the reasonableness of assumptions used by management, including analyzing the sensitivity of changes in significant assumptions to evaluate the impact to the estimated fair values of the reporting units.
/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas
February 19, 2021

SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$97	$21
Accounts receivable, net	295	399
Receivables from affiliates	11	12
Inventories, net	382	419
Other current assets	62	73
Total current assets	847	924

Property and equipment	2,231	2,134
Accumulated depreciation	(806)	(692)
Property and equipment, net	1,425	1,442
Other assets:
Finance lease right-of-use assets, net	3	29
Operating lease right-of-use assets, net	536	533
Goodwill	1,564	1,555

Intangible assets, net	588	646
Other noncurrent assets	168	188
Investment in unconsolidated affiliate	136	121
Total assets	$5,267	$5,438
Liabilities and equity
Current liabilities:
Accounts payable	$267	$445
Accounts payable to affiliates	79	49
Accrued expenses and other current liabilities	282	219
Operating lease current liabilities	19	20
Current maturities of long-term debt	6	11
Total current liabilities	653	744
Operating lease non-current liabilities	538	530
Revolving line of credit	—	162
Long-term debt, net	3,106	2,898
Advances from affiliates	125	140
Deferred tax liability	104	109
Other noncurrent liabilities	109	97
Total liabilities	4,635	4,680
Commitments and contingencies (Note 14)
Equity:
Limited partners:
Common unitholders (83,333,631 units issued and outstanding as of December 31, 2020 and 82,985,941 units issued and outstanding as of December 31, 2019)	632	758
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2020 and December 31, 2019)	—	—
Total equity	632	758
Total liabilities and equity	$5,267	$5,438

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions, except per unit data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Motor fuel sales	$10,332	$16,176	$16,504
Non motor fuel sales	240	278	360
Lease income	138	142	130
Total revenues	10,710	16,596	16,994
Cost of sales and operating expenses:
Cost of sales	9,654	15,380	15,872
General and administrative	112	136	141
Other operating	275	304	363
Lease expense	61	61	72
Loss on disposal of assets and impairment charges	2	68	19
Depreciation, amortization and accretion	189	183	182
Total cost of sales and operating expenses	10,293	16,132	16,649
Operating income	417	464	345
Other income (expense):
Interest expense, net	(175)	(173)	(144)
Other income (expense), net	2	3	—
Equity in earnings of unconsolidated affiliate	5	2	—
Loss on extinguishment of debt and other, net	(13)	—	(109)
Income from continuing operations before income taxes	236	296	92
Income tax expense (benefit)	24	(17)	34
Income from continuing operations	212	313	58
Loss from discontinued operations, net of income taxes	—	—	(265)
Net income (loss) and comprehensive income (loss)	$212	$313	$(207)

Net income (loss) per common unit - basic:
Continuing operations	$1.63	$2.84	$(0.25)
Discontinued operations	—	—	(3.14)
Net income (loss)	$1.63	$2.84	$(3.39)

Net income (loss) per common unit - diluted:
Continuing operations	$1.61	$2.82	$(0.25)
Discontinued operations	—	—	(3.14)
Net income (loss)	$1.61	$2.82	$(3.39)

Weighted average limited partner units outstanding:
Common units - basic	83,062,159	82,755,520	84,299,893
Common units - diluted	83,716,464	83,551,962	84,820,570

Cash distribution per unit	$3.30	$3.30	$3.30

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Preferred Units - Affiliated	Common Units	Total Equity
Balance at December 31, 2017	$300	$1,947	$2,247
Common unit repurchase	—	(540)	(540)
Redemption of preferred units	(300)	—	(300)
Cash distribution to unitholders	—	(369)	(369)
Dividend to preferred units	(2)	—	(2)
Unit-based compensation	—	12	12
Cumulative effect of change in revenue recognition accounting principle	—	(54)	(54)
Other	—	(3)	(3)
Partnership net income (loss)	2	(209)	(207)
Balance at December 31, 2018	—	784	784
Cash distribution to unitholders	—	(353)	(353)
Unit-based compensation	—	13	13
Other	—	1	1
Partnership net income	—	313	313
Balance at December 31, 2019	—	758	758
Cash distribution to unitholders	—	(354)	(354)
Unit-based compensation	—	14	14
Other	—	2	2
Partnership net income	—	212	212
Balance at December 31, 2020	$—	$632	$632

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$212	$313	$(207)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations, net of taxes	—	—	265
Depreciation, amortization and accretion	189	183	182
Amortization of deferred financing fees	7	7	6
Loss on disposal of assets and impairment charges	2	68	19
Loss on extinguishment of debt and other, net	13	—	109
Other non-cash, net	—	(3)	—
Non-cash unit-based compensation expense	14	13	12
Deferred income tax	5	6	6
Inventory adjustments	82	(79)	85
Equity in earnings of unconsolidated affiliate	(5)	(2)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	104	(44)	201
Receivables from affiliates	1	25	15
Inventories	(45)	26	(11)
Other assets	12	(28)	(45)
Accounts payable	(163)	72	(123)
Accounts payable to affiliates	7	(46)	(15)
Accrued expenses and other current liabilities	63	(92)	(55)
Other noncurrent liabilities	4	16	3
Net cash provided by continuing operating activities	502	435	447
Cash flows from investing activities:
Capital expenditures	(124)	(148)	(103)
Contributions to unconsolidated affiliate	(8)	(41)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	11	—	—
Purchase of intangible assets	—	—	(2)
Cash paid for acquisitions	(12)	(5)	(401)
Proceeds from disposal of property and equipment	13	30	37
Net cash used in investing activities	(120)	(164)	(469)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800	600	2,200
Payments on long-term debt	(590)	(9)	(3,450)
Payments on debt extinguishment costs	—	—	(93)
Revolver borrowings	1,146	2,443	2,790
Revolver repayments	(1,308)	(2,981)	(2,855)
Loan origination costs	—	(6)	(35)
Common unit repurchase	—	—	(540)
Redemption of preferred units	—	—	(303)
Other cash from financing activities, net	—	—	(15)
Distributions to unitholders	(354)	(353)	(383)
Net cash used in financing activities	(306)	(306)	(2,684)
Cash flows from discontinued operations:
Operating activities	—	—	(484)
Investing activities	—	—	3,207
Changes in cash included in current assets held for sale	—	—	11
Net increase in cash and cash equivalents of discontinued operations	—	—	2,734
Net increase (decrease) in cash and cash equivalents	76	(35)	28
Cash and cash equivalents at beginning of period	21	56	28
Cash and cash equivalents at end of period	$97	$21	$56

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of non-cash investing activities:
Note payable to unconsolidated affiliate	$8	$75	$—
Supplemental disclosure of cash flow information:
Interest paid	162	161	140
Income taxes paid (refunded), net	(58)	38	501

 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “SUN,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET”). As of
December 31, 2020, ETO and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.2% of our common units, which constitutes a 28.5% limited partner interest in us.
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
In January 2018, we sold a portfolio of 1,030 company operated retail fuel outlets, together with ancillary businesses and related assets to 7-Eleven, Inc. ("7-Eleven") and SEI Fuel Services, Inc. ("SEI Fuel") for approximately $3.2 billion (the “7-Eleven Transaction”). The results of the 7-Eleven Transaction have been reported as discontinued operations in the consolidated financial statements. See Note 4 for more information related to the 7-Eleven Purchase Transaction and discontinued operations. All other footnotes present results of the continuing operations.
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
Acquisition Accounting
Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. A purchase price allocation is recorded for tangible and intangible assets acquired and liabilities assumed based on their fair value. The excess of fair value of consideration conveyed over fair value of net assets acquired is recorded as goodwill. The consolidated statements of operations and comprehensive income (loss) for the periods presented include the results of operations for each acquisition from their respective dates of acquisition.
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
Sunoco LLC and Sunoco Retail have treasury services agreements with Sunoco (R&M), LLC, an indirect wholly-owned subsidiary of ETO, for certain cash management activities. The net balance of Sunoco LLC and Sunoco Retail activity is reflected in either “Advances to affiliates” or “Advances from affiliates” on the consolidated balance sheets.
Accounts Receivable
The majority of trade receivables are from wholesale fuel customers or from credit card companies related to retail credit card transactions. Wholesale customer credit is extended based on an evaluation of the customer’s financial condition. We maintain allowances for expected credit losses based on the best estimate of the amount of expected credit losses in existing accounts receivable. Credit losses are recorded against the allowance when accounts are deemed uncollectible.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $19 million for the year ended December 31, 2020, and $24 million for each of the years ended December 31, 2019 and 2018.

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
Long-Lived Assets and Assets Held for Sale
Long-lived assets are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If such indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss on disposal of assets and impairment charges in the consolidated statements of operations and comprehensive income (loss) for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows.
Properties that have been closed and other excess real property are recorded as assets held for sale, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and included in other current assets. We had no assets classified as assets held for sale as of December 31, 2020 or 2019.
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
Indefinite-lived intangible assets are composed of certain tradenames and liquor licenses which are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each asset’s fair value to its book value. Management first determines qualitatively whether it is more likely than not that an indefinite‑lived asset is impaired. If management concludes that it is more likely than not that an indefinite-lived asset is impaired, then its fair value is determined by using the discounted cash flow model based on future revenues estimated to be derived in the use of the asset.

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
Long-lived assets related to asset retirement obligations aggregated $18 million and $20 million, and were reflected as property and equipment, net on our consolidated balance sheets as of December 31, 2020 and 2019, respectively.
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
Revenue Recognition
Revenue from motor fuel is recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. The Partnership charges wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through PropCo, our wholly-owned corporate subsidiary, we sell motor fuel to customers on a commission agent basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the end customer. In our Fuel Distribution and Marketing segment, we derive additional income from lease income, propane and lubricating oils, and other ancillary product and service offerings. In our All Other segment, we derive other income from merchandise, lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, and other ancillary product and service offerings. We record revenue from other retail transactions on a net commission basis when a product is sold and/or services are rendered.
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
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $301 million, $386 million and $370 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the consolidated statements of operations and comprehensive income (loss).
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
Balances related to operating leases are included in operating lease ROU assets, accrued expenses and other current liabilities, operating lease current liabilities and non-current operating lease liabilities in our consolidated balance sheets. Finance leases represent a small portion of the active lease agreements and are included in finance lease ROU assets, current maturities of long-term debt and long-term debt, less current maturities in our consolidated balance sheets. The ROU assets represent the Partnership’s right to use an underlying asset for the lease term and lease liabilities represent the obligation of the Partnership to make minimum lease payments arising from the lease for the duration of the lease term.
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
Earnings Per Unit
In addition to limited partner units, we have identified incentive distribution rights (“IDRs”) as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the First Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, distributions on Series A Preferred Units and unvested phantom unit awards, by the weighted-average number of outstanding common units.
Unit-Based Compensation
Under the Partnership's long-term incentive plans, various types of awards may be granted to employees, consultants, and directors of our General Partner who provide services for us. Compensation expense related to outstanding awards is recognized over the vesting period based on the grant-date fair value. The grant-date fair value is determined based on the market price of our common units on the grant date. We amortize the grant-date fair value of these awards over their vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses.

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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2020, 2019, and 2018, our qualifying income met the statutory requirement.
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
Recently Adopted Accounting Pronouncement
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The Partnership adopted ASU 2016-13 on January 1, 2020. The impact of the adoption was not material; however, due to the global economic impacts of COVID-19, the Partnership recorded $12 million of current expected credit losses for the year ended December 31, 2020.
3.Acquisitions and Divestment
2020 Acquisition
On December 15, 2020, we acquired a terminal in New York for approximately $12 million plus working capital adjustments.
2019 Acquisition
On January 18, 2019, we acquired certain convenience store locations for approximately $5 million plus working capital adjustments. We subsequently converted the acquired convenience store locations to commission agent locations.
Fulton Divestment
On May 31, 2019, we completed the previously announced divestiture to Attis Industries Inc. (“Attis”) for the sale of our ethanol plant, including the grain malting operation, in Fulton, New York. As part of the transaction, we entered into a 10-year ethanol offtake agreement with Attis. Total consideration for the divestiture was $20 million in cash plus certain working capital adjustments. Pursuant to the offtake agreement wherein Attis sells ethanol to Sunoco, Attis is responsible for remitting taxes related to such sales to the state of New York. Should Attis fail to remit such taxes, under New York law, we could be held jointly and severally liable for any unremitted portions for sales that occurred through February 4, 2020. Our current estimate of the net cash exposure for the potential liability is $19 million as of December 31, 2020.

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
On December 20, 2018, we completed the acquisition of the refined products terminalling business from American Midstream Partners, LP for approximately $127 million inclusive of working capital adjustments. The refined products terminalling business consists of terminals located in Texas and Arkansas with a combined 21 tanks, approximately 1.3 million barrels of storage capacity and approximately 77,500 barrels per day of total throughput capacity. The acquisition increased goodwill by $43 million, which is deductible for tax purposes.
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
On April 2, 2018, we completed the acquisition of 26 retail fuel outlets from 7-Eleven and SEI Fuel for approximately $54 million, inclusive of working capital adjustment. We subsequently converted the acquired stations from company-operated sites to commission agent locations. The acquisition increased goodwill by $30 million.
4.Discontinued Operations
On January 23, 2018, we completed the 7-Eleven Transaction discussed in Note 1. Subsequent to the closing of the 7-Eleven Transaction, previously eliminated wholesale motor fuel sales to the Partnership’s retail locations are reported as wholesale motor fuel sales to third parties.
In connection with the 7-Eleven Transaction, we entered into a 15-year take-or-pay fuel supply arrangement with 7-Eleven and SEI Fuel. For the period from January 1, 2018 through January 22, 2018, we recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million, which sales were eliminated in consolidation.
The Partnership concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the 7-Eleven Transaction and the operations of the related assets as discontinued operations.
As a result of the 7-Eleven Transaction, the Partnership recorded transaction costs of $3 million during 2018.

The Partnership had no assets or liabilities associated with discontinued operations as of December 31, 2020 or 2019. There were no results of operations associated with discontinued operations for the years ended December 31, 2020 or 2019.
The results of operations associated with discontinued operations are presented in the following table:

Year Ended December 31, 2018
(in millions)
Revenues:
Motor fuel sales	$256
Non motor fuel sales (1)	93
Total revenues	349
Cost of sales and operating expenses:
Cost of sales	305
General and administrative	7
Other operating	57
Rent	4
Loss on disposal of assets and impairment charge	61
Depreciation, amortization and accretion expense	—
Total cost of sales and operating expenses	434
Operating loss	(85)
Interest expense, net	(2)
Loss on extinguishment of debt and other, net	(20)
Loss from discontinued operations before income taxes	(107)
Income tax expense	158
Loss from discontinued operations, net of income taxes	$(265)
_______________________________
(1)Non motor fuel sales includes merchandise sales totaling $89 million for the year ended December 31, 2018.
5.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Accounts receivable, trade	$239	$337
Credit card receivables	24	29
Vendor receivables for rebates and branding	26	19
Other receivables	13	16
Allowance for expected credit losses	(7)	(2)
Accounts receivable, net	$295	$399

6.Inventories, net
Due to changes in fuel prices, we recorded a write-down on the value of fuel inventory of $82 million for the year ended December 31, 2020.
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of December 31, 2020 and 2019, the carrying value of the Partnership’s fuel inventory included lower of cost or market reserves of $311 million and $229 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the years ended December 31, 2020, 2019 and 2018, the Partnership’s Consolidated Statements of Operations did not include any material amounts of income from the liquidation of LIFO fuel inventory.
Inventories, net consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Fuel	$374	$412
Other	8	7
Inventories, net	$382	$419
7.Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Land	$512	$515
Buildings and leasehold improvements	741	754
Equipment	951	830
Construction in progress	27	35
Total property and equipment	2,231	2,134
Less: accumulated depreciation	806	692
Property and equipment, net	$1,425	$1,442
Depreciation expense on property and equipment was $122 million, $121 million and $129 million for the years ended December 31, 2020, 2019 and 2018, respectively.
8.Goodwill and Other Intangible Assets
Goodwill
Goodwill balances and activity for the years ended December 31, 2020 and 2019 consisted of the following:

	Segment
	Fuel Distribution and Marketing	All Other	Consolidated
	(in millions)
Balance at December 31, 2018	$1,197	$362	$1,559
Goodwill adjustments related to previous acquisitions	(4)	—	(4)
Balance at December 31, 2019	1,193	362	1,555
Goodwill related to terminal acquisition	9	$—	9
Balance at December 31, 2020	$1,202	$362	$1,564
During 2018, 2019, and 2020, management performed annual goodwill impairment testing on its reporting units. No goodwill impairment was identified for the reporting units as a result of these tests. During the first quarter of 2020, due to the impacts of the COVID-19 pandemic and the decline in the Partnership’s market capitalization, management determined that interim impairment testing should also be performed. We performed the interim impairment tests consistent with our approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim impairment test, no goodwill impairment was identified for the reporting units. During 2020, $316 million of goodwill from the All Other segment was reclassified to the Fuel

Distribution and Marketing segment. The 2018 and 2019 balances were also reclassified by the same amount for presentation purposes.
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
Other Intangibles
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$295	$—	$295
Liquor licenses	12	—	12	12	—	12
Finite-lived
Customer relations including supply agreements	569	296	273	580	252	328
Loan origination costs (1)	9	4	5	9	3	6
Other intangibles	9	6	3	10	5	5
Intangible assets, net	$894	$306	$588	$906	$260	$646
_______________________________
(1)Loan origination costs are associated with the Revolving Credit Agreement, see Note 10 "Long-Term Debt" for further information.
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
During the fourth quarters of 2018, 2019, and 2020, we performed the annual impairment tests on our indefinite-lived intangible assets. We recognized impairment charges of $30 million on our contractual rights in 2018, primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded. No impairments were recorded in 2019 and 2020.
Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $57 million, $56 million and $43 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Customer relations and supply agreements have a remaining weighted-average life of approximately 9 years. Other intangible assets have a remaining weighted-average life of approximately 8 years. Loan origination costs have a remaining weighted-average life of approximately 3 years.

As of December 31, 2020, the Partnership’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years and thereafter for finite-lived intangibles is as follows (in millions):

	Amortization	Interest
2021	$53	$2
2022	43	2
2023	38	1
2024	28	—
2025	17	—
Thereafter	97	—
Total	$276	$5
9.Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Wage and other employee-related accrued expenses	$23	$32
Accrued tax expense	135	42
Accrued insurance	24	27
Accrued interest expense	49	57
Dealer deposits	22	23
Accrued environmental expense	4	6
Other	25	32
Total	$282	$219

10.Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Sale leaseback financing obligation	$97	$103
2018 Revolver	—	162
4.875% Senior Notes Due 2023	436	1,000
5.500% Senior Notes Due 2026	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	—
Finance leases	6	32
Total debt	3,139	3,097
Less: current maturities	6	11
Less: debt issuance costs	27	26
Long-term debt, net of current maturities	$3,106	$3,060
At December 31, 2020, scheduled future debt principal maturities are as follows (in millions):

2021	$6
2022	7
2023	444
2024	8
2025	8
Thereafter	2,666
Total	$3,139
2018 Private Offering of Senior Notes
On January 23, 2018, we and certain of our wholly-owned subsidiaries, including Sunoco Finance Corp. (together with the Partnership, the “Issuers”) completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023 (the “2023 Notes”), $800 million in aggregate principal amount of 5.500% senior notes due 2026 (the “2026 Notes”) and $400 million in aggregate principal amount of 5.875% senior notes due 2028 (the “2028 Notes” and, together with the 2023 Notes and the 2026 Notes, the “Notes”).
The terms of the Notes are governed by an indenture dated January 23, 2018, among the Issuers, and certain other subsidiaries of the Partnership (the “Guarantors”) and U.S. Bank National Association, as trustee. The 2023 Notes will mature on January 15, 2023 and interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2018. The 2026 Notes will mature on February 15, 2026 and interest is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2018. The 2028 Notes will mature on March 15, 2028 and interest is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2018. The Notes are senior obligations of the Issuers and are guaranteed on a senior basis by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s 2018 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the Notes. ETO guarantees collection to the Issuers with respect to the payment of the principal amount of the Notes. ETO is not subject to any of the covenants under the Indenture.
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
On December 9, 2020 approximately 56% of the aggregate principal amount of outstanding 2023 Notes were tendered. The tender of the 2023 Notes was funded from the proceeds of the 2020 private offering disclosed below.
On January 15, 2021, we repurchased the remaining outstanding portion of our 2023 Notes.
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
2020 Private Offering of Senior Notes
On November 9, 2020, we, our General Partner and Sunoco Finance Corp. (together with the Partnership, the “2029 Notes Issuers”) completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2029 (the “2029 Notes”).
The terms of the 2029 Notes are governed by an indenture dated November 9, 2020, among the 2029 Notes Issuers, certain subsidiaries of the Partnership (the “2029 Notes Guarantors”) and U.S. Bank National Association, as trustee. The 2029 Notes will mature on May 15, 2029, and interest on the 2029 Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2021. The 2029 Notes are senior obligations of the 2029 Notes Issuers and are guaranteed on a senior basis by all of the Partnership’s current subsidiaries (other than Sunoco Finance Corp.) that guarantee its obligations under the 2018 Revolver (as defined below) and certain of its future subsidiaries. The 2029 Notes and guarantees are unsecured and rank equally with all of the 2029 Notes Issuers’ and each 2029 Notes Guarantor’s existing and future senior obligations. The 2029 Notes and guarantees are effectively subordinated to the 2029 Notes Issuers’ and each 2029 Notes Guarantor’s secured obligations, including obligations under the 2018 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2029 Notes.
In connection with our issuance of the 2029 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2029 Notes for an issue of registered notes with terms substantively identical to the 2029 Notes and evidencing the same indebtedness as the 2029 Notes on or before November 9, 2021.
The Partnership used the proceeds from the private offering to fund the repurchase of a portion of the 2023 Notes and to repay the outstanding balance on the 2018 Revolver.

Revolving Credit Agreement
On July 27, 2018, we entered into a new Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). Borrowings under the 2018 Revolver were used to pay off the Partnership’s existing revolving credit facility entered into on September 25, 2014.
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
As of December 31, 2020, the 2018 Revolver had no outstanding borrowings, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at December 31, 2020 was $1.5 billion. The weighted average interest rate on the total amount outstanding at December 31, 2020 was 0.00%. The Partnership was in compliance with all financial covenants at December 31, 2020.
Sale Leaseback Financing Obligation
On April 4, 2013, Southside Oil, LLC (“Southside”), a subsidiary of the Partnership, completed a sale leaseback transaction with two separate companies for 50 of its dealer operated sites. As Southside did not meet the criteria for sale leaseback accounting, this transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2033, require monthly interest and principal payments, and bear interest at 5.125%. The obligation related to this transaction is included in current and long-term debt and the balance outstanding as of December 31, 2020 was $97 million.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of December 31, 2020, is estimated to be approximately $3.3 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.
11.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Reserve for underground storage tank removal	$75	$67
Accrued environmental expense, long-term	16	23
Others	18	7
Total	$109	$97

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Balance at beginning of year	$67	$54
Liabilities incurred	—	12
Liabilities settled	(1)	(1)
Accretion expense	9	2
Balance at end of year	$75	$67
12.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ETO for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ETO for the purchase and sale of fuel.
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ETO operates the J. C. Nolan pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. Our investment in this unconsolidated joint venture was $136 million and $121 million as of December 31, 2020 and 2019, respectively. In addition, we recorded income on the unconsolidated joint venture of $5 million and $2 million for the years ended December 31, 2020 and December 31, 2019, respectively.
Summary of Transactions
Related party transactions with affiliates for the years ended December 31, 2020, 2019, and 2018 were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Motor fuel sales to affiliates	$58	$7	$33
Bulk fuel purchases from affiliates	$951	$821	$1,947
Significant affiliate balances included on the consolidated balance sheets are as follows:
•Net advances from affiliates were $125 million and $140 million at December 31, 2020 and 2019, respectively. Advances to and from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with ETO.
•Net accounts receivable from affiliates were $11 million and $12 million at December 31, 2020 and 2019, respectively, which are primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $79 million and $49 million as of December 31, 2020 and 2019, respectively, attributable to operational expenses and bulk fuel purchases.
13.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$2,211	$3,542	$3,639
Distributor	4,838	7,645	7,873
Unbranded Wholesale	1,831	2,729	2,577
Commission Agent	1,050	1,606	1,377
Non motor fuel sales	54	62	48
Lease income	127	131	118
Total	10,111	15,715	15,632
All Other Segment
Motor fuel	402	654	1,038
Non motor fuel sales	186	216	312
Lease income	11	11	12
Total	599	881	1,362
Total Revenue	$10,710	$16,596	$16,994
Fuel Distribution and Marketing Revenue
The Partnership’s Fuel Distribution and Marketing operations earn revenue from the following channels: sales to Dealers, sales to Distributors, Unbranded Wholesale revenue, Commission Agent revenue, Non motor fuel sales, and Lease income. Motor fuel revenue consists primarily of the sale of motor fuel under supply agreements with third-party customers and affiliates. Fuel supply contracts with our customers generally provide that we distribute motor fuel at a formula price based on published rates, volume-based profit margin, and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, the Partnership estimates the variable consideration amount and factors in such an estimate to determine the transaction price under the expected value method.
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
The balances of the Partnership’s contract assets and contract liabilities as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019	Increase/ (Decrease)
	(in millions)
Contract Balances
Contract Asset	$121	$117	$4
Accounts receivable from contracts with customers	$256	$366	$(110)
Contract Liability	$—	$—	$—
The amount of revenue recognized in the years ended December 31, 2020, 2019, and 2018 that was included in the contract liability balance at the beginning of each period was $0.2 million, $0.4 million, and $0.6 million, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
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
The Partnership distributes fuel under long-term contracts to branded distributors, branded and unbranded third-party dealers, and branded and unbranded retail fuel outlets. Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately ten years, with an estimated, volume-weighted term remaining of approximately four years.
As part of the 7-Eleven Transaction, the Partnership and 7-Eleven and SEI Fuel (collectively, the “Distributor”) have entered into a 15-year take-or-pay fuel supply agreement in which the Distributor is required to purchase a volume of fuel that provides the Partnership a minimum amount of gross profit annually. We expect to recognize this revenue in accordance with the contract as we transfer control of the product to the customer. However, in case of annual shortfall we will recognize the amount payable by the Distributor at the sooner of the time at which the Distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations. 7-Eleven is the only third-party dealer or distributor which is individually over 10% of our Fuel Distribution and Marketing segment or individually over 10%, in terms of revenue, of our aggregate business.
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
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized in the years ended December 31, 2020, 2019, and 2018 was $18 million, $17 million, and $14 million, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
Practical Expedients Selected by the Partnership
The Partnership elected the following practical expedients in accordance with ASC 606:
•Significant financing component - The Partnership elected not to adjust the promised amount of consideration for the effects of significant financing component if the Partnership expects at contract inception that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
•Incremental costs of obtaining a contract - The Partnership generally expenses sales commissions when incurred because the amortization period would have been less than one year. We record these costs within general and administrative expenses. The Partnership elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less.
•Shipping and handling costs - The Partnership elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.
•Measurement of transaction price - The Partnership has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Partnership from a customer (i.e., sales tax, value added tax, etc.).
•Variable consideration of wholly unsatisfied performance obligations - The Partnership has elected to exclude the estimate of variable consideration to the allocation of wholly unsatisfied performance obligations.
14.Commitments and Contingencies
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
The components of lease expense consisted of the following:

		Year Ended December 31,
Lease cost	Classification	2020	2019
		(in millions)
Operating lease cost	Lease expense	$52	$53
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	3	4
Interest on lease liabilities	Interest expense	1	1
Short term lease cost	Lease expense	3	3
Variable lease cost	Lease expense	6	5
Sublease income	Lease income	(42)	(43)
Net lease cost		$23	$23

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	24	25
Finance leases	9	5
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	8%	5%

	Year Ended December 31,
Other information	2020	2019
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(51)	$(52)
Operating cash flows from finance leases	$(1)	$(1)
Financing cash flows from finance leases	$(3)	$(4)
Leased assets obtained in exchange for new finance lease liabilities	$—	$28
Leased assets obtained in exchange for new operating lease liabilities	$12	$20
Maturities of lease liabilities as of December 31, 2020 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(in millions)
2021	$51	$1	$52
2022	49	1	50
2023	47	1	48
2024	46	1	47
2025	46	1	47
Thereafter	823	4	827
Total lease payment	1,062	9	1,071
Less: interest	505	3	508
Present value of lease liabilities	$557	$6	$563

Lessor Accounting
The Partnership leases or subleases a portion of its real estate portfolio to third-party companies as a stable source of long-term revenue. Our lessor and sublease portfolio consists mainly of operating leases with convenience store operators. At this time, most lessor agreements contain 5-year terms with renewal options to extend and early termination options based on established terms specific to the individual agreement.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Fuel Distribution & Marketing lease income	$127	$131	$118
All Other lease income	11	11	12
Total lease income	$138	$142	$130
Minimum future lease payments receivable as of December 31. 2020 are as follows (in millions):

2021	$100
2022	64
2023	8
2024	3
2025	2
Thereafter	5
Total undiscounted cash flow	$182
Litigation and Contingencies
We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. In the ordinary course of business, we are sometimes threatened with or named as a defendant in various lawsuits seeking actual and punitive damages for personal injury and property damage. We maintain liability insurance with insurers in amounts and with coverage and deductibles management believes are reasonable and prudent, and which are generally accepted in the industry. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect us from material expenses related to personal injury or property damage in the future. In addition, various regulatory agencies such as tax authorities, environmental agencies, or other such agencies may perform audits or reviews to ensure proper compliance with regulations. We are not fully-insured for any claims that may arise from these various agencies and there can be no assurance that any claims arising from these activities would not have an adverse, material effect on our financial statements.
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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems and terminals. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2020, our coverage was $10 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $20 million and $29 million as of December 31, 2020 and 2019, respectively, which are classified as accrued expenses and other current liabilities and other noncurrent liabilities. As of December 31, 2020, we had $0.76 million in an escrow account to satisfy environmental claims related to the acquisition of Mid-Atlantic Convenience Stores, LLC.

15.Assets under Operating Leases
The balances of property and equipment that are being leased to third parties were as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Land	$410	$410
Buildings and improvements	502	481
Equipment	393	368
Total property and equipment	1,305	1,259
Less: accumulated depreciation	(443)	(375)
Property and equipment, net	$862	$884
16.Interest Expense, net
Components of net interest expense were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Interest expense	$170	$168	$141
Amortization of deferred financing fees	7	7	6
Interest income	(2)	(2)	(3)
Interest expense, net	$175	$173	$144
17.Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current:
Federal	$18	$7	$24
State	1	(30)	4
Total current income tax expense (benefit)	19	(23)	28
Deferred:
Federal	1	2	(14)
State	4	4	20
Total deferred tax expense (benefit)	5	6	6
Net income tax expense (benefit)	$24	$(17)	$34

Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense (benefit) is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Tax at statutory federal rate	$50	$62	$19
Partnership earnings not subject to tax	(34)	(62)	(9)
Goodwill impairment	—	—	—
State and local tax, including federal expense (benefit)	3	(17)	24
Other	5	—	—
Net income tax expense (benefit)	$24	$(17)	$34
In 2019, a current state income tax benefit (including federal benefit) of $17 million was largely attributable to a change in estimate related to state income taxes.
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Principal components of deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Deferred tax assets:
Net operating and other loss carry forwards	$4	$4
Other	20	32
Total deferred tax assets	24	36
Deferred tax liabilities:
Property and equipment	18	24
Trademarks and other intangibles	77	72
Investments in affiliates	33	39
Other	—	10
Total deferred tax liabilities	128	145
Net deferred income tax liabilities	$104	$109
As of December 31, 2020, Sunoco Property Company LLC, a corporate subsidiary of Sunoco LP, had a state net operating loss carryforward of $121 million, which we expect to fully utilize. Sunoco Property Company LLC has no federal net operating loss carryforward.
The following table sets forth the changes in unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance at beginning of year	$11	$—	$—
Additions attributable to tax positions taken in the current year	—	—	—
Additions attributable to tax positions taken in prior years	—	11	—
Reduction attributable to tax positions taken in prior years	—	—	—
Lapse of statute	—	—	—
Balance at end of year	$11	$11	$—
As of December 31, 2020, we had $11 million ($8 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2020, we recognized interest and penalties of $1 million. At December 31, 2020, we had interest and penalties accrued of $1 million, net of taxes.

The Partnership and its subsidiaries are no longer subject to examination by the Internal Revenue Service and most state jurisdictions for 2015 and prior years.
18.Partners’ Capital
As of December 31, 2020, ETO and its subsidiaries owned 28,463,967 common units, which constitute 28.5% of our common units. As of December 31, 2020, our fully consolidating subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 54,869,664 common units.
Series A Preferred Units
On January 25, 2018, the Partnership redeemed its previously outstanding Series A Preferred Units held by ET for an aggregate redemption amount of approximately $313 million. The redemption amount included the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
Common Units
On October 4, 2016, the Partnership entered into an equity distribution agreement for an at-the-market (“ATM”) offering with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Managers”). As of December 31, 2020, $295 million of our common units remained available to be issued under the equity distribution agreement.
Common unit activity for the years ended December 31, 2020 and 2019 was as follows:

Number of Units
Number of common units at December 31, 2018	82,665,057
Phantom unit vesting	320,884
Number of common units at December 31, 2019	82,985,941
Phantom unit vesting	347,690
Number of common units at December 31, 2020	83,333,631
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
The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	Year Ended December 31,
	2020	2019	2018
Attributable to Common Units
Distributions (a)	$274	$273	$272
Distributions in excess of net income	(139)	(38)	(557)
Limited partners’ interest in net income (loss)	$135	$235	$(285)

(a) Distributions declared per unit to unitholders as of record date	$3.3020	$3.3020	$3.3020
Class C Units
The Partnership has outstanding an aggregate of 16,410,780 Class C Units, all of which are held by wholly-owned subsidiaries of the Partnership.
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
Cash distributions paid were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
February 19, 2021	$0.8255	$69	$18
November 19, 2020	$0.8255	$69	$18
August 19, 2020	$0.8255	$69	$18
May 19, 2020	$0.8255	$69	$18
February 19, 2020	$0.8255	$69	$18
November 19, 2019	$0.8255	$68	$18
August 14, 2019	$0.8255	$68	$18
May 15, 2019	$0.8255	$68	$18
February 14, 2019	$0.8255	$68	$18
November 14, 2018	$0.8255	$68	$18
August 15, 2018	$0.8255	$68	$17
May 15, 2018	$0.8255	$68	$18
February 14, 2018	$0.8255	$82	$21
In January 2018, the Partnership paid a $10 million cash distribution on its previously outstanding Series A Preferred Units, which included an $8 million cash distribution for the three months ended December 31, 2017 and a $2 million cash distribution for the period from January 1, 2018 through January 25, 2018.

19.Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was $14 million, $13 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of phantom units vested for the years ended December 31, 2020, 2019 and 2018, was $14 million, $14 million and $12 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation expenses related to our nonvested phantom units totaled $19 million as of December 31, 2020, which are expected to be recognized over a weighted average period of 4.08 years. The fair value of nonvested phantom units outstanding as of December 31, 2020 and December 31, 2019, totaled $62 million and $62 million, respectively.
Phantom unit award activity for the years ended December 31, 2020 and 2019 consisted of the following:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,124,012	$29.15
Granted	655,630	30.70
Vested	(477,256)	30.04
Forfeited	(189,064)	28.16
Outstanding at December 31, 2019	2,113,322	29.21
Granted	687,511	28.63
Vested	(508,143)	30.47
Forfeited	(152,198)	29.11
Outstanding at December 31, 2020	2,140,492	$28.63
20.Segment Reporting
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
All Other Segment
The operations related to assets associated with the 7-Eleven Transaction are included in discontinued operations in the following segment information. Subsequent to the completion of the 7-Eleven Transaction, the remaining All Other segment includes the Partnership’s credit card services, franchise royalties, and retail operations in Hawaii and New Jersey.
The following tables present financial information by segment for the years ended December 31, 2020, 2019 and 2018.

Segment Financial Data for the Year Ended December 31, 2020

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$9,930	$402		$10,332
Non motor fuel sales	54	186		240
Lease income	127	11		138
Intersegment sales	1,106	—	(1,106)	—
Total revenue	11,217	599	(1,106)	10,710
Gross profit (1)
Motor fuel	691	73		764
Non motor fuel	48	106		154
Lease	127	11		138
Total gross profit	866	190		1,056
Total operating expenses	497	142		639
Operating income	369	48		417
Interest expense, net	(144)	(31)		(175)
Other income (expense), net	2	—		2
Equity in earnings of unconsolidated affiliate	5	—		5
Loss on extinguishment of debt and other, net	(13)	—		(13)
Income (loss) from operations before income taxes	219	17		236
Income tax expense (benefit)	11	13		24
Net income (loss) and comprehensive income (loss)	$208	$4		$212
Depreciation, amortization and accretion	156	33		189
Interest expense, net	144	31		175
Income tax expense (benefit)	11	13		24
Non-cash unit-based compensation expense	14	—		14
(Gain) loss on disposal of assets and impairment charges	(2)	4		2
Unrealized loss on commodity derivatives	6	—		6
Loss on extinguishment of debt and other, net	13	—		13
Inventory adjustments	82	—		82
Equity in earnings of unconsolidated affiliate	(5)	—		(5)
Adjusted EBITDA related to unconsolidated affiliate	10	—		10
Other non-cash adjustments	17	—		17
Adjusted EBITDA	$654	$85		$739
Capital expenditures	$94	$30		$124
Total assets, end of period	$3,417	$1,850		$5,267
________________________________
(1)Excludes depreciation, amortization and accretion.

Segment Financial Data for the Year Ended December 31, 2019

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$15,522	$654		$16,176
Non motor fuel sales	62	216		278
Lease income	131	11		142
Intersegment sales	1,645	48	(1,693)	—
Total revenue	17,360	929	(1,693)	16,596
Gross profit (1)
Motor fuel	817	89		906
Non motor fuel	53	115		168
Lease	131	11		142
Total gross profit	1,001	215		1,216
Total operating expenses	550	202		752
Operating income	451	13		464
Interest expense, net	(146)	(27)		(173)
Other income (expense), net	3	—		3
Equity in earnings of unconsolidated affiliate	2	—		2
Income (loss) from operations before income taxes	310	(14)		296
Income tax expense (benefit)	20	(37)		(17)
Net income and comprehensive income	$290	$23		$313
Depreciation, amortization and accretion	144	39		183
Interest expense, net	146	27		173
Income tax expense (benefit)	20	(37)		(17)
Non-cash unit-based compensation expense	13	—		13
Loss on disposal of assets and impairment charges	—	68		68
Unrealized gain on commodity derivatives	(5)	—		(5)
Inventory adjustments	(79)	—		(79)
Equity in earnings of unconsolidated affiliate	(2)	—		(2)
Adjusted EBITDA related to unconsolidated affiliate	4	—		4
Other non-cash adjustments	14	—		14
Adjusted EBITDA	$545	$120		$665
Capital expenditures	$111	$37		$148
Total assets, end of period	$4,189	$1,249		$5,438
________________________________
(1)Excludes depreciation, amortization and accretion.

Segment Financial Data for the Year Ended December 31, 2018

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$15,466	$1,038		$16,504
Non motor fuel sales	48	312		360
Lease income	118	12		130
Intersegment sales	1,649	120	(1,769)	—
Total revenue	17,281	1,482	(1,769)	16,994
Gross profit (1)
Motor fuel	673	123		796
Non motor fuel	40	156		196
Lease	118	12		130
Total gross profit	831	291		1,122
Total operating expenses	538	239		777
Operating income	293	52		345
Interest expense, net	(103)	(41)		(144)
Loss on extinguishment of debt and other, net	(109)	—		(109)
Income from continuing operations before income taxes	81	11		92
Income tax expense	1	33		34
Income (loss) from continuing operations	80	(22)		58
Loss from discontinued operations, net of income taxes	—	(265)		(265)
Net income (loss) and comprehensive income (loss)	$80	$(287)		$(207)
Depreciation, amortization and accretion	128	54		182
Interest expense, net (2)	103	43		146
Income tax expense (2)	1	191		192
Non-cash unit-based compensation expense (2)	2	10		12
Loss on disposal of assets and impairment charges (2)	27	53		80
Loss on extinguishment of debt and other, net (2)	109	20		129
Unrealized loss on commodity derivatives (2)	6	—		6
Inventory adjustments (2)	84	—		84
Other non-cash adjustments	$14	$—		14
Adjusted EBITDA	$554	$84		$638
Capital expenditures (2)	$77	$26		$103
Total assets, end of period (2)	$3,878	$1,001		$4,879
________________________________
(1)Excludes depreciation, amortization and accretion.
(2)Includes amounts from discontinued operations.
21.Net Income per Unit
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
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions, except units and per unit amounts)
Income from continuing operations	$212	$313	$58
Less:
Series A Preferred units	—	—	2
Incentive distribution rights	71	72	70
Distributions on nonvested phantom unit awards	6	6	6
Limited partners’ interest in net income (loss) from continuing operations	$135	$235	$(20)
Loss from discontinued operations, net of taxes	$—	$—	$(265)
Weighted average limited partner units outstanding:
Common - basic	83,062,159	82,755,520	84,299,893
Common - equivalents	654,305	796,442	520,677
Common - diluted	83,716,464	83,551,962	84,820,570
Income (loss) from continuing operations per limited partner unit:
Common - basic	$1.63	$2.84	$(0.25)
Common - diluted	$1.61	$2.82	$(0.25)
Loss from discontinued operations per limited partner unit:
Common - basic	$—	$—	$(3.14)
Common - diluted	$—	$—	$(3.14)
22.Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited financial and operating data for each quarter during 2020 and 2019. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2020				2019
	4th QTR	3rd QTR	2nd QTR	1st QTR	4th QTR	3rd QTR	2nd QTR	1st QTR
	(in millions, except per unit amounts)
Total revenues	$2,553	$2,805	$2,080	$3,272	$4,098	$4,331	$4,475	$3,692
Operating income (loss)	$144	$147	$208	$(82)	$98	$117	$97	$152
Net income (loss)	$83	$100	$157	$(128)	$83	$66	$55	$109

Income (loss) from operations per limited partner unit:
Common - basic	$0.78	$0.97	$1.65	$(1.78)	$0.76	$0.57	$0.44	$1.08
Common - diluted	$0.77	$0.96	$1.64	$(1.78)	$0.75	$0.57	$0.43	$1.07