Form 10-Q
period 2021-03-31
Sunoco LP
filed 2021-05-07
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 83,349,233 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at April 30, 2021.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$95	$97
Accounts receivable, net	410	295
Receivables from affiliates	11	11
Inventories, net	430	382
Other current assets	54	62
Total current assets	1,000	847

Property and equipment	2,235	2,231
Accumulated depreciation	(838)	(806)
Property and equipment, net	1,397	1,425
Other assets:
Finance lease right-of-use assets, net	13	3
Operating lease right-of-use assets, net	526	536
Goodwill	1,564	1,564

Intangible assets	894	894
Accumulated amortization	(320)	(306)
Intangible assets, net	574	588
Other noncurrent assets	172	168
Investment in unconsolidated affiliate	134	136
Total assets	$5,380	$5,267
Liabilities and equity
Current liabilities:
Accounts payable	$427	$267
Accounts payable to affiliates	62	79
Accrued expenses and other current liabilities	239	282
Operating lease current liabilities	19	19
Current maturities of long-term debt	7	6
Total current liabilities	754	653
Operating lease noncurrent liabilities	528	538
Revolving line of credit	381	—
Long-term debt, net	2,680	3,106
Advances from affiliates	130	125
Deferred tax liability	103	104
Other noncurrent liabilities	106	109
Total liabilities	4,682	4,635
Commitments and contingencies (Note 10)
Equity:
Limited partners:
Common unitholders (83,349,233 units issued and outstanding as of March 31, 2021 and 83,333,631 units issued and outstanding as of December 31, 2020)	698	632
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of March 31, 2021 and December 31, 2020)	—	—
Total equity	698	632
Total liabilities and equity	$5,380	$5,267

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Motor fuel sales	$3,363	$3,166
Non motor fuel sales	73	71
Lease income	35	35
Total revenues	3,471	3,272
Cost of sales and operating expenses:
Cost of sales	3,120	3,164
General and administrative	24	34
Other operating	61	95
Lease expense	15	14
Loss on disposal of assets	—	2
Depreciation, amortization and accretion	47	45
Total cost of sales and operating expenses	3,267	3,354
Operating income (loss)	204	(82)
Other income (expense):
Interest expense, net	(41)	(44)
Equity in earnings of unconsolidated affiliate	1	1
Loss on extinguishment of debt	(7)	—
Income (loss) before income taxes	157	(125)
Income tax expense	3	3
Net income (loss) and comprehensive income (loss)	$154	$(128)

Net income (loss) per common unit:
Basic	$1.61	$(1.78)
Diluted	$1.60	$(1.78)

Weighted average common units outstanding:
Basic	83,342,828	83,013,768
Diluted	84,141,261	83,013,768

Cash distributions per unit	$0.8255	$0.8255

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance at December 31, 2020	$632
Cash distribution to unitholders	(88)
Unit-based compensation	4
Other	(4)
Net income	154
Balance at March 31, 2021	$698

Balance at December 31, 2019	$758
Cash distribution to unitholders	(88)
Unit-based compensation	4
Net loss	(128)
Balance at March 31, 2020	$546

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$154	$(128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	47	45
Amortization of deferred financing fees	1	2
Loss on disposal of assets	—	2
Loss on extinguishment of debt	7	—
Non-cash unit-based compensation expense	4	4
Deferred income tax	(1)	1
Inventory valuation adjustment	(100)	227
Equity in earnings of unconsolidated affiliate	(1)	(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(115)	237
Receivables from affiliates	—	1
Inventories, net	52	10
Accounts payable	168	(282)
Accounts payable to affiliates	(17)	(33)
Accrued expenses and other current liabilities	(43)	(48)
Other noncurrent liabilities	(4)	1
Net cash provided by operating activities	152	38
Cash flows from investing activities:
Capital expenditures	(18)	(41)
Contributions to unconsolidated affiliate	—	(4)
Distributions from unconsolidated affiliate in excess of cumulative earnings	3	3
Proceeds from disposal of property and equipment	6	2
Net cash used in investing activities	(9)	(40)
Cash flows from financing activities:
Payments on long-term debt	(438)	(3)
Revolver borrowings	472	453
Revolver repayments	(91)	(350)
Distributions to unitholders	(88)	(88)
Net cash provided by (used in) financing activities	(145)	12
Net increase (decrease) in cash and cash equivalents	(2)	10
Cash and cash equivalents at beginning of period	97	21
Cash and cash equivalents at end of period	$95	$31

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$6	$10

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer LP (“ET”). Prior to April 1, 2021, Energy Transfer Operating, L.P. (“ETO”), owned our General Partner. On April 1, 2021, ETO merged into ET with ET surviving the merger. As of March 31, 2021, and immediately prior to such merger, ETO and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.2% of our common units, which constitutes a 28.5% limited partner interest in us.
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
•Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey. Sunoco Retail also leases owned sites to commission agents who sell motor fuels to the motoring public on Sunoco Retail's behalf for a commission.
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
2.Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Significant Accounting Policies
As of March 31, 2021, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $76 million and $80 million for the three months ended March 31, 2021 and 2020, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying consolidated statements of operations and comprehensive income (loss).

3.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Accounts receivable, trade	$295	$239
Credit card receivables	35	24
Vendor receivables for rebates and branding	27	26
Other receivables	59	13
Allowance for expected credit losses	(6)	(7)
Accounts receivable, net	$410	$295
4.Inventories, net
Due to changes in fuel prices, we recorded an inventory adjustment on the value of fuel inventory of $100 million for the three months ended March 31, 2021.
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of March 31, 2021 and December 31, 2020, the carrying value of the Partnership’s fuel inventory included lower of cost or market reserves of $211 million and $311 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the three months ended March 31, 2021 and 2020, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of LIFO fuel inventory.
Inventories, net, consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Fuel	$422	$374
Other	8	8
Inventories, net	$430	$382
5.Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Wage and other employee-related accrued expenses	$12	$23
Accrued tax expense	106	135
Accrued insurance	23	24
Accrued interest expense	40	49
Dealer deposits	21	22
Accrued environmental expense	6	4
Other	31	25
Total	$239	$282

6.Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Sale leaseback financing obligation	$95	$97
2018 Revolver	381	—
4.875% Senior Notes Due 2023 (1)	—	436
5.500% Senior Notes Due 2026 (2)	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028 (2)	400	400
4.500% Senior Notes Due 2029	800	800
Finance leases	16	6
Total debt	3,092	3,139
Less: current maturities	7	6
Less: debt issuance costs	24	27
Long-term debt, net	$3,061	$3,106
(1) On January 15, 2021, we used proceeds from borrowings on our 2018 Revolver (described below) to repurchase the remaining $436 million outstanding principal amount of our 4.875% senior notes due 2023.
(2) In connection with the merger of ETO into ET on April 1, 2021, as discussed in Note 1, the guarantees of the Partnership's senior notes due 2026 and 2028 have been assumed by ET.
Revolving Credit Agreement
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). As of March 31, 2021, the balance on the 2018 Revolver was $381 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at March 31, 2021 was $1.1 billion. The weighted average interest rate on the total amount outstanding at March 31, 2021 was 1.86%. The Partnership was in compliance with all financial covenants at March 31, 2021.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of March 31, 2021 is estimated to be approximately $3.2 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.
7.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Reserve for underground storage tank removal	$76	$75
Accrued environmental expense, long-term	13	16
Other	17	18
Total	$106	$109
8.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ET for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ET for the purchase and sale of fuel.
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ET operates the J.C. Nolan pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area.

Our investment in this unconsolidated joint venture was $134 million and $136 million as of March 31, 2021 and December 31, 2020, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million and $1 million for the three months ended March 31, 2021 and 2020, respectively.
Summary of Transactions
Related party transactions with affiliates for the three months ended March 31, 2021 and 2020 were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Motor fuel sales to affiliates	$2	$12
Bulk fuel purchases from affiliates	$333	$319
Significant affiliate balances and activity related to the consolidated balance sheets are as follows:
•Net advances from affiliates were $130 million and $125 million as of March 31, 2021 and December 31, 2020, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Sunoco (R&M), LLC and Sunoco Retail and Sunoco (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with ET.
•Net accounts receivable from affiliates were $11 million and $11 million as of March 31, 2021 and December 31, 2020, respectively, which are primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $62 million and $79 million as of March 31, 2021 and December 31, 2020, respectively, which are related to operational expenses and bulk fuel purchases.
9.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$679	$661
Distributor	1,615	1,467
Unbranded wholesale	668	595
Commission agent	290	316
Non motor fuel sales	14	11
Lease income	33	30
Total	3,299	3,080
All Other Segment
Motor fuel	111	127
Non motor fuel sales	59	60
Lease income	2	5
Total	172	192
Total revenue	$3,471	$3,272
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

The balances of the Partnership’s contract assets and contract liabilities as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Contract balances
Contract asset	$134	$121
Accounts receivable from contracts with customers	$324	$256
Contract liability	$—	$—
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized was $4 million and $5 million for the three months ended March 31, 2021 and 2020, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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
The details of the Partnership's operating and finance lease liabilities are as follows:

	March 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	23	25
Finance leases	21	5
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	5%	5%

	Three Months Ended March 31,
Other information	2021	2020
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(13)	$(13)
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$(2)
Leased assets obtained in exchange for new finance lease liabilities	$9	$—
Leased assets obtained in exchange for new operating lease liabilities	$5	$9

Maturity of lease liabilities (as of March 31, 2021)	Operating leases	Finance leases	Total
	(in millions)
2021 (remainder)	$37	$1	$38
2022	49	1	50
2023	47	1	48
2024	46	1	47
2025	45	1	46
Thereafter	815	20	835
Total lease payment	1,039	25	1,064
Less: interest	492	9	501
Present value of lease liabilities	$547	$16	$563
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
11.Interest Expense, net
Components of net interest expense were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Interest expense	$40	$43
Amortization of deferred financing fees	1	2
Interest income	—	(1)
Interest expense, net	$41	$44

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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Income tax expense at statutory federal rate	$33	$(26)
Partnership earnings not subject to tax	(31)	26
State and local tax, net of federal benefit	1	2
Other	—	1
Net income tax expense	$3	$3
13.Partners' Capital
As of March 31, 2021, ETO and its subsidiaries owned 28,463,967 common units, which constitutes 34.2% of our outstanding common units, and the public owned 54,885,266 common units. As of March 31, 2021, our consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).
Common Units
The change in our outstanding common units for the three months ended March 31, 2021 is as follows:

Number of Units
Number of common units at December 31, 2020	83,333,631
Phantom vested units exercised	15,602
Number of common units at March 31, 2021	83,349,233
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

The calculation of net income allocated to the partners is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Attributable to Common Units
Distributions	$69	$69
Distributions in excess of (less than) net income	65	(217)
Limited partners' interest in net income (loss)	$134	$(148)
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.

Cash distributions paid or declared during 2021 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
May 19, 2021	$0.8255	$69	$18
February 19, 2021	$0.8255	$69	$18

14.Segment Reporting
Our financial statements reflect two reportable segments, Fuel Distribution and Marketing and All Other.
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as earnings before net interest expense, income tax expense and depreciation, amortization and accretion expense, non-cash unit-based compensation expense, gains and losses on disposal of assets and non-cash impairment charges, unrealized gains and losses on commodity derivatives, inventory adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
The following table presents financial information by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021				2020
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$3,252	$111		$3,363	$3,039	$127		$3,166
Non motor fuel sales	14	59		73	11	60		71
Lease income	33	2		35	30	5		35
Intersegment sales	282	—	(282)	—	293	—	(293)	—
Total revenue	3,581	172	(282)	3,471	3,373	192	(293)	3,272
Gross profit (1)
Motor fuel	273	8		281	(6)	27		21
Non motor fuel	11	24		35	11	41		52
Lease	33	2		35	30	5		35
Total gross profit	317	34		351	35	73		108
Total operating expenses	109	38		147	155	35		190
Operating income (loss)	208	(4)		204	(120)	38		(82)
Interest expense, net	(37)	(4)		(41)	(38)	(6)		(44)
Loss on extinguishment of debt	(7)	—		(7)	—	—		—
Equity in earnings of unconsolidated affiliate	1	—		1	1	—		1
Income (loss) from operations before income taxes	165	(8)		157	(157)	32		(125)
Income tax expense	3	—		3	—	3		3
Net income (loss) and comprehensive income (loss)	$162	$(8)		$154	$(157)	$29		$(128)
Depreciation, amortization and accretion	40	7		47	37	8		45
Interest expense, net	37	4		41	38	6		44
Income tax expense	3	—		3	—	3		3
Non-cash unit-based compensation expense	4	—		4	4	—		4
Loss (gain) on disposal of assets	(1)	1		—	—	2		2
Loss on extinguishment of debt	7	—		7	—	—		—
Unrealized loss (gain) on commodity derivatives	(5)	—		(5)	6	—		6
Inventory adjustments	(100)	—		(100)	226	1		227
Equity in earnings of unconsolidated affiliate	(1)	—		(1)	(1)	—		(1)
Adjusted EBITDA related to unconsolidated affiliate	2	—		2	2	—		2
Other non-cash adjustments	5	—		5	5	—		5
Adjusted EBITDA	$153	$4		$157	$160	$49		$209
Capital expenditures	$17	$1		$18	$25	$16		$41
Total assets as of March 31, 2021 and December 31, 2020, respectively	$4,332	$1,048		$5,380	$3,417	$1,850		$5,267
________________________________
(1)    Excludes depreciation, amortization and accretion.

15.Net Income (Loss) per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions, except units and per unit amounts)
Net income (loss) and comprehensive income (loss)	$154	$(128)
Less:
Incentive distribution rights	18	18
Distributions on nonvested phantom unit awards	2	2
Limited partners’ interest in net income (loss)	$134	$(148)
Weighted average common units outstanding:
Basic	83,342,828	83,013,768
Dilutive effect of nonvested phantom unit awards (1)	798,433	—
Diluted	84,141,261	83,013,768
Net income per common unit:
Basic	$1.61	$(1.78)
Diluted	$1.60	$(1.78)
______________________________
(1) For the three months ended March 31, 2020, the dilutive effect of nonvested phantom unit awards was excluded from the calculation of diluted weighted average common units outstanding because the impact was antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to the Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2020 included therein.
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
Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q , may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast,” assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
•our ability to make, complete and integrate acquisitions from affiliates or third-parties;
•business strategy and operations of Energy Transfer LP ("ET") and its conflicts of interest with us;
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
Many of the foregoing risks and uncertainties are, and will be, heightened by the COVID-19 pandemic and any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2020 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of March 31, 2021, we operated 78 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner, which is owned by ET. Prior to April 1, 2021, Energy Transfer Operating, L.P. (“ETO”) owned our General Partner. On April 1, 2021, ETO merged into ET with ET surviving the merger. As of March 31, 2021, and immediately prior to such merger, ETO, a consolidated subsidiary of ET, owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.2% of our common units, which constitutes a 28.5% limited partner interest in us.
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
•540 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;
•6,757 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,493 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
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
On January 15, 2021, we used proceeds from borrowings on our 2018 Revolver (described below) to repurchase the remaining $436 million outstanding principal amount of our 4.875% senior notes due 2023.
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
Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income (loss) as a measure of operating performance. Adjusted EBITDA has limitations as an analytical tool, and one should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•it does not reflect interest expense or the cash requirements necessary to service interest or principal payments on our revolving credit facility or senior notes;
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
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended March 31,
	2021				2020
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$3,252	$111	$3,363		$3,039	$127	$3,166
Non motor fuel sales	14	59	73		11	60	71
Lease income	33	2	35		30	5	35
Total revenues	$3,299	$172	$3,471		$3,080	$192	$3,272
Gross profit (1):
Motor fuel sales	$273	$8	$281		$(6)	$27	$21
Non motor fuel sales	11	24	35		11	41	52
Lease	33	2	35		30	5	35
Total gross profit	$317	$34	$351		$35	$73	$108
Net income (loss) and comprehensive income (loss)	$162	$(8)	$154		$(157)	$29	$(128)
Adjusted EBITDA (2)	$153	$4	$157		$160	$49	$209
Operating Data:
Total motor fuel gallons sold			1,756				1,898
Motor fuel gross profit cents per gallon (3)			10.3	¢			13.1	¢
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in millions)
Adjusted EBITDA
Fuel distribution and marketing	$153	$160	$(7)
All other	4	49	(45)
Total Adjusted EBITDA	157	209	(52)
Depreciation, amortization and accretion	(47)	(45)	(2)
Interest expense, net	(41)	(44)	3
Non-cash unit-based compensation expense	(4)	(4)	—
Loss on disposal of assets	—	(2)	2
Loss on extinguishment of debt	(7)	—	(7)
Unrealized gain (loss) on commodity derivatives	5	(6)	11
Inventory adjustments	100	(227)	327
Equity in earnings of unconsolidated affiliate	1	1	—
Adjusted EBITDA related to unconsolidated affiliate	(2)	(2)	—
Other non-cash adjustments	(5)	(5)	—
Income tax expense	(3)	(3)	—
Net income (loss) and comprehensive income (loss)	$154	$(128)	$282
The following discussion of results compares the operations for the three months ended March 31, 2021 and 2020.
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2021 was $157 million, a decrease of $52 million from the three months ended March 31, 2020. The decrease is primarily attributable to the following changes:
•a decrease in the gross profit on motor fuel sales of $78 million, primarily due to a 20.7% decrease in gross profit per gallon sold and a 7.5% decrease in gallons sold for the three months ended March 31, 2021 compared to the three months ended March 31, 2020;
•a decrease in non motor fuel sales and lease gross profit of $17 million, primarily due to reduced credit card transactions for the three months ended March 31, 2020; partially offset by
•a decrease in operating costs of $43 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease was primarily due to lower expected credit losses, employee costs, professional fees, credit card processing fees, insurance and maintenance costs.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $47 million for the three months ended March 31, 2021 and $45 million for the three months ended March 31, 2020.
Interest Expense. Interest expense for the three months ended March 31, 2021 was $41 million, a decrease of $3 million from the three months ended March 31, 2020. This decrease is primarily attributable to a slight decrease in average total long-term debt and decrease in the weighted average interest rate on long-term debt for the respective periods.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $4 million for the three months ended March 31, 2021 and three months ended March 31, 2020.
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

Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $100 million, creating a favorable impact to net income. For the three months ended March 31, 2020, a decline in fuel prices increased lower of cost or market reserve requirements for the period by $227 million, creating an adverse impact to net loss.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 may also significantly impact our liquidity.
As of March 31, 2021, we had $95 million of cash and cash equivalents on hand and borrowing capacity of $1.1 billion under the Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "2018 Revolver"). The Partnership was in compliance with all financial covenants at March 31, 2021. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2021; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
    Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Net cash provided by (used in)
Operating activities	$152	$38
Investing activities	(9)	(40)
Financing activities	(145)	12
Net increase (decrease) in cash and cash equivalents	$(2)	$10

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
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Net cash provided by operations was $152 million and $38 million for the three months of 2021 and 2020, respectively. The increase in cash flows provided by operations was due to an increase in net cash flow from operating assets and liabilities of $155 million compared to the three months ended March 31, 2020 and a $41 million decrease in cash basis net income compared to the three months ended March 31, 2020.
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
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Net cash used in investing activities was $9 million and $40 million for the first three months of 2021 and 2020, respectively. Capital expenditures were $18 million and $41 million for the first three months of 2021 and 2020, respectively. Contributions to unconsolidated affiliate were $0 million and $4 million for the three months ended March 31, 2021 and 2020, respectively. Proceeds from disposal of property and equipment were $6 million and $2 million for the first three months of 2021 and 2020, respectively.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Net cash used in financing activities was $145 million and $12 million for the first three months of 2021 and 2020, respectively. During the three months ended March 31, 2021, we:
•borrowed $472 million and repaid $91 million under the 2018 Revolver to fund daily operations and to repurchase the senior notes discussed below;
•paid $436 million to repurchase the 4.875% senior notes due 2023; and
•paid $88 million in distributions to our unitholders, of which $41 million was paid to ETO.

During the three months ended March 31, 2020, we:
•borrowed $453 million and repaid $350 million under the 2018 Revolver to fund daily operations; and
•paid $88 million in distributions to our unitholders, of which $41 million was paid to ETO.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On April 22, 2021, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended March 31, 2021, excluding distributions to Class C unitholders. The declared distribution will be paid on May 19, 2021 to unitholders of record on May 11, 2021.
Capital Expenditures
Included in our capital expenditures for the first three months of 2021 was $5 million in maintenance capital and $13 million in growth capital. Growth capital relates primarily to dealer supply contracts.
We currently expect to spend approximately $45 million in maintenance capital and $150 million in growth capital for the full year 2021.

Description of Indebtedness
    Our outstanding consolidated indebtedness was as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Sale leaseback financing obligation	$95	$97
2018 Revolver	381	—
4.875% Senior Notes Due 2023 (1)	—	436
5.500% Senior Notes Due 2026 (2)	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028 (2)	400	400
4.500% Senior Notes Due 2029	800	800
Finance leases	16	6
Total debt	3,092	3,139
Less: current maturities	7	6
Less: debt issuance costs	24	27
Long-term debt, net	$3,061	$3,106
(1) On January 15, 2021, we used proceeds from borrowings on our 2018 Revolver (described below) to repurchase the remaining $436 million outstanding principal amount of our 4.875% senior notes due 2023.
(2) In connection with the merger of ETO into ET on April 1, 2021, as discussed in Note 1 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements", the guarantees of the Partnership's senior notes due 2026 and 2028 have been assumed by ET.
Revolving Credit Agreement
The Partnership is party to the 2018 Revolver. As of March 31, 2021, the balance on the 2018 Revolver was $381 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at March 31, 2021 was $1.1 billion. The weighted average interest rate on the total amount outstanding at March 31, 2021 was 1.86%. The Partnership was in compliance with all financial covenants at March 31, 2021.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of March 31, 2021, we had $381 million borrowed on the 2018 Revolver compared to $0 million borrowed on the 2018 Revolver at December 31, 2020. Further, as of March 31, 2021, we had $2.6 billion outstanding under our Senior Notes. See Note 6 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 0.9 million barrels with an aggregated unrealized gain of $5.0 million outstanding at March 31, 2021.
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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements" and in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $381 million of outstanding borrowings on the 2018 Revolver as of March 31, 2021. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2021 would be a $4 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2021 or 2020.
Commodity Price Risk
Sunoco LLC and Aloha hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2021, Sunoco LLC held approximately $372 million and Aloha held approximately $28 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had a position of 0.9 million barrels with an aggregate unrealized gain of $5.0 million outstanding at March 31, 2021.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in "Part I - Item 1A. Risk Factors" in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 19, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Limited Partnership Sunoco LP dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

22.1*	List of Guarantor and Issuer Subsidiaries

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* -	Filed herewith

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 7, 2021	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)