Form 10-Q
period 2021-06-30
Sunoco LP
filed 2021-08-05
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 83,352,123 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at July 30, 2021.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$87	$97
Accounts receivable, net	494	295
Receivables from affiliates	8	11
Inventories, net	488	382
Other current assets	122	62
Total current assets	1,199	847

Property and equipment	2,262	2,231
Accumulated depreciation	(862)	(806)
Property and equipment, net	1,400	1,425
Other assets:
Finance lease right-of-use assets, net	9	3
Operating lease right-of-use assets, net	521	536
Goodwill	1,564	1,564

Intangible assets	894	894
Accumulated amortization	(334)	(306)
Intangible assets, net	560	588
Other noncurrent assets	153	168
Investment in unconsolidated affiliate	134	136
Total assets	$5,540	$5,267
Liabilities and equity
Current liabilities:
Accounts payable	$519	$267
Accounts payable to affiliates	37	79
Accrued expenses and other current liabilities	283	282
Operating lease current liabilities	19	19
Current maturities of long-term debt	6	6
Total current liabilities	864	653
Operating lease noncurrent liabilities	525	538
Revolving line of credit	361	—
Long-term debt, net	2,673	3,106
Advances from affiliates	129	125
Deferred tax liability	103	104
Other noncurrent liabilities	106	109
Total liabilities	4,761	4,635
Commitments and contingencies (Note 10)
Equity:
Limited partners:
Common unitholders (83,352,123 units issued and outstanding as of June 30, 2021 and 83,333,631 units issued and outstanding as of December 31, 2020)	779	632
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of June 30, 2021 and December 31, 2020)	—	—
Total equity	779	632
Total liabilities and equity	$5,540	$5,267

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Motor fuel sales	$4,292	$1,992	$7,655	$5,158
Non motor fuel sales	66	54	139	125
Lease income	34	34	69	69
Total revenues	4,392	2,080	7,863	5,352
Cost of sales and operating expenses:
Cost of sales	4,039	1,722	7,159	4,886
General and administrative	27	25	51	59
Other operating	61	56	122	151
Lease expense	14	16	29	30
(Gain) loss on disposal of assets	(8)	6	(8)	8
Depreciation, amortization and accretion	43	47	90	92
Total cost of sales and operating expenses	4,176	1,872	7,443	5,226
Operating income	216	208	420	126
Other income (expense):
Interest expense, net	(43)	(44)	(84)	(88)
Equity in earnings of unconsolidated affiliate	1	1	2	2
Loss on extinguishment of debt	—	—	(7)	—
Income before income taxes	174	165	331	40
Income tax expense	8	8	11	11
Net income and comprehensive income	$166	$157	$320	$29

Net income (loss) per common unit:
Basic	$1.76	$1.65	$3.37	$(0.12)
Diluted	$1.73	$1.64	$3.33	$(0.12)

Weighted average common units outstanding:
Basic	83,350,567	83,030,286	83,346,719	83,022,027
Diluted	84,402,867	83,598,730	84,276,640	83,022,027

Cash distributions per unit	$0.8255	$0.8255	$1.6510	$1.6510

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance at December 31, 2020	$632
Cash distribution to unitholders	(88)
Unit-based compensation	4
Other	(4)
Net income	154
Balance at March 31, 2021	698
Cash distribution to unitholders	(88)
Unit-based compensation	3
Net income	166
Balance at June 30, 2021	$779

Balance at December 31, 2019	$758
Cash distribution to unitholders	(88)
Unit-based compensation	4
Net loss	(128)
Balance at March 31, 2020	546
Cash distribution to unitholders	(88)
Unit-based compensation	3
Net income	157
Balance at June 30, 2020	$618

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$320	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	90	92
Amortization of deferred financing fees	4	3
(Gain) loss on disposal of assets	(8)	8
Loss on extinguishment of debt	7	—
Non-cash unit-based compensation expense	7	7
Deferred income tax	(1)	(5)
Inventory valuation adjustment	(159)	137
Equity in earnings of unconsolidated affiliate	(2)	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(199)	129
Receivables from affiliates	3	6
Inventories, net	53	(1)
Other assets	(56)	36
Accounts payable	263	(155)
Accounts payable to affiliates	(42)	(33)
Accrued expenses and other current liabilities	1	23
Other noncurrent liabilities	(6)	(19)
Net cash provided by operating activities	275	255
Cash flows from investing activities:
Capital expenditures	(48)	(59)
Contributions to unconsolidated affiliate	—	(5)
Distributions from unconsolidated affiliate in excess of cumulative earnings	3	4
Proceeds from disposal of property and equipment	14	3
Net cash used in investing activities	(31)	(57)
Cash flows from financing activities:
Payments on long-term debt	(439)	(6)
Revolver borrowings	851	663
Revolver repayments	(490)	(667)
Distributions to unitholders	(176)	(176)
Net cash used in financing activities	(254)	(186)
Net increase (decrease) in cash and cash equivalents	(10)	12
Cash and cash equivalents at beginning of period	97	21
Cash and cash equivalents at end of period	$87	$33

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$6	$11

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer LP (“ET”). Prior to April 1, 2021, Energy Transfer Operating, L.P. (“ETO”) owned our General Partner. On April 1, 2021, ETO merged into ET with ET surviving the merger. As of June 30, 2021, ET and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.1% of our common units, which constitutes a 28.5% limited partner interest in us.
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
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on operating income, net income and comprehensive income, the balance sheets or statements of cash flows.
2.Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on February 19, 2021.
Significant Accounting Policies
As of June 30, 2021, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $87 million and $64 million for the three months ended June 30, 2021 and 2020, respectively, and $164 million and $144 million for the six months ended June 30, 2021 and 2020, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying consolidated statements of operations and comprehensive income.

3.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Accounts receivable, trade	$388	$239
Credit card receivables	41	24
Vendor receivables for rebates and branding	30	26
Other receivables	42	13
Allowance for expected credit losses	(7)	(7)
Accounts receivable, net	$494	$295
4.Inventories, net
Due to changes in fuel prices, we recorded an inventory adjustment on the value of fuel inventory of $159 million for the six months ended June 30, 2021.
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of June 30, 2021 and December 31, 2020, the carrying value of the Partnership’s fuel inventory included lower of cost or market reserves of $152 million and $311 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the three and six months ended June 30, 2021 and 2020, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory.
Inventories, net, consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Fuel	$480	$374
Other	8	8
Inventories, net	$488	$382
5.Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Wage and other employee-related accrued expenses	$16	$23
Accrued tax expense	137	135
Accrued insurance	23	24
Accrued interest expense	40	49
Dealer deposits	21	22
Accrued environmental expense	10	4
Other	36	25
Total	$283	$282

6.Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Sale leaseback financing obligation	$94	$97
2018 Revolver	361	—
4.875% Senior Notes Due 2023 (1)	—	436
5.500% Senior Notes Due 2026 (2)	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028 (2)	400	400
4.500% Senior Notes Due 2029	800	800
Finance leases	9	6
Total debt	3,064	3,139
Less: current maturities	6	6
Less: debt issuance costs	24	27
Long-term debt, net	$3,034	$3,106
(1) On January 15, 2021, we used proceeds from borrowings on our 2018 Revolver (described below) to repurchase the remaining $436 million outstanding principal amount of our 4.875% senior notes due 2023.
(2) In connection with the merger of ETO into ET on April 1, 2021, as discussed in Note 1, the guarantees of the Partnership's senior notes due 2026 and 2028 have been assumed by ET.
Revolving Credit Agreement
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). As of June 30, 2021, the balance on the 2018 Revolver was $361 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at June 30, 2021 was $1.1 billion. The weighted average interest rate on the total amount outstanding at June 30, 2021 was 2.08%. The Partnership was in compliance with all financial covenants at June 30, 2021.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The estimated fair value of debt as of June 30, 2021 was approximately $3.2 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.
7.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Reserve for underground storage tank removal	$77	$75
Accrued environmental expense, long-term	13	16
Other	16	18
Total	$106	$109
8.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ET for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ET for the purchase and sale of fuel.
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ET operates the J.C. Nolan pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. The carrying value of our investment in this unconsolidated joint venture was $134 million and $136 million as of June 30, 2021 and

December 31, 2020, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million for both the three months ended June 30, 2021 and 2020 and $2 million for both the six months ended June 30, 2021 and 2020.
Summary of Transactions
Related party transactions with affiliates for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Motor fuel sales to affiliates	$7	$37	$9	$49
Bulk fuel purchases from affiliates	$419	$120	$752	$439
Significant affiliate balances and activity related to the consolidated balance sheets are as follows:
•Net advances from affiliates were $129 million and $125 million as of June 30, 2021 and December 31, 2020, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Energy Transfer (R&M), LLC and between Sunoco Retail and Energy Transfer (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with ET.
•Net accounts receivable from affiliates were $8 million and $11 million as of June 30, 2021 and December 31, 2020, respectively, which are primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $37 million and $79 million as of June 30, 2021 and December 31, 2020, respectively, which are related to operational expenses and bulk fuel purchases.
9.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Fuel Distribution and Marketing Segment
Dealer	$903	$374	$1,582	$1,035
Distributor	2,123	645	3,738	2,112
Unbranded wholesale	744	548	1,412	1,143
Commission agent	369	363	659	679
Non motor fuel sales	16	20	30	31
Lease income	32	29	65	59
Total	4,187	1,979	7,486	5,059
All Other Segment
Motor fuel	153	62	264	189
Non motor fuel sales	50	34	109	94
Lease income	2	5	4	10
Total	205	101	377	293
Total revenue	$4,392	$2,080	$7,863	$5,352
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

The balances of the Partnership’s contract assets and contract liabilities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Contract balances
Contract asset	$135	$121
Accounts receivable from contracts with customers	$422	$256
Contract liability	$—	$—
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized was $5 million and $9 million for the three and six months ended June 30, 2021, respectively, and $5 million and $10 million for the three and six months ended June 30, 2020, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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

The details of the Partnership's operating and finance lease liabilities are as follows:

	June 30,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	23	24
Finance leases	29	5
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	4%	5%

	Six Months Ended June 30,
Other information	2021	2020
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(25)	$(26)
Operating cash flows from finance leases	$(1)	$—
Financing cash flows from finance leases	$—	$(3)
Leased assets obtained in exchange for new finance lease liabilities	$9	$—
Leased assets obtained in exchange for new operating lease liabilities	$1	$9

Maturity of lease liabilities (as of June 30, 2021)	Operating leases	Finance leases	Total
	(in millions)
2021 (remainder)	$25	$—	$25
2022	49	—	49
2023	47	—	47
2024	46	—	46
2025	46	—	46
Thereafter	815	16	831
Total lease payment	1,028	16	1,044
Less: interest	484	7	491
Present value of lease liabilities	$544	$9	$553
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
11.Interest Expense, net
Components of net interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Interest expense	$40	$43	$80	$87
Amortization of deferred financing fees	3	2	4	3
Interest income	—	(1)	—	(2)
Interest expense, net	$43	$44	$84	$88

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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Income tax expense at statutory federal rate	$37	$35	$69	$8
Partnership earnings not subject to tax	(30)	(28)	(61)	(2)
State and local tax, net of federal benefit	2	1	3	3
Other	(1)	—	—	2
Net income tax expense	$8	$8	$11	$11
13.Partners' Capital
As of June 30, 2021, ET and its subsidiaries owned 28,463,967 common units, which constitutes 34.1% of our outstanding common units, and the public owned 54,888,156 common units. As of June 30, 2021, our consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).
Common Units
The change in our outstanding common units for the six months ended June 30, 2021 is as follows:

Number of Units
Number of common units at December 31, 2020	83,333,631
Phantom vested units exercised	18,492
Number of common units at June 30, 2021	83,352,123
Allocation of Net Income
Our Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect to incentive cash distributions, which are allocated 100% to ET.

The calculation of net income allocated to the partners is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Attributable to Common Units
Distributions	$69	$69	$138	$137
Distributions (in excess of) less than net income	78	69	143	(147)
Limited partners' interest in net income (loss)	$147	$138	$281	$(10)
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.

Cash distributions paid or declared during 2021 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
August 19, 2021	$0.8255	$69	$18
May 19, 2021	$0.8255	$69	$18
February 19, 2021	$0.8255	$69	$18

14.Segment Reporting
Our consolidated financial statements reflect two reportable segments, Fuel Distribution and Marketing and All Other.
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
The following table presents financial information by segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021				2020
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$4,139	$153		$4,292	$1,930	$62		$1,992
Non motor fuel sales	16	50		66	20	34		54
Lease income	32	2		34	29	5		34
Intersegment sales	379	—	(379)	—	152	—	(152)	—
Total revenue	4,566	205	(379)	4,392	2,131	101	(152)	2,080
Gross profit (1)
Motor fuel	265	12		277	275	19		294
Non motor fuel	14	28		42	13	17		30
Lease	32	2		34	29	5		34
Total gross profit	311	42		353	317	41		358
Total operating expenses	99	38		137	117	33		150
Operating income	212	4		216	200	8		208
Interest expense, net	(38)	(5)		(43)	(37)	(7)		(44)
Equity in earnings of unconsolidated affiliate	1	—		1	1	—		1
Income (loss) from operations before income taxes	175	(1)		174	164	1		165
Income tax expense (benefit)	9	(1)		8	3	5		8
Net income (loss) and comprehensive income (loss)	$166	$—		$166	$161	$(4)		$157
Depreciation, amortization and accretion	36	7		43	36	11		47
Interest expense, net	38	5		43	37	7		44
Income tax expense (benefit)	9	(1)		8	3	5		8
Non-cash unit-based compensation expense	3	—		3	3	—		3
(Gain) loss on disposal of assets	(7)	(1)		(8)	—	6		6
Unrealized gain on commodity derivatives	(2)	—		(2)	—	—		—
Inventory adjustments	(59)	—		(59)	(87)	(3)		(90)
Equity in earnings of unconsolidated affiliate	(1)	—		(1)	(1)	—		(1)
Adjusted EBITDA related to unconsolidated affiliate	2	—		2	3	—		3
Other non-cash adjustments	6	—		6	5	—		5
Adjusted EBITDA	$191	$10		$201	$160	$22		$182
Capital expenditures	$28	$2		$30	$15	$3		$18
Total assets as of June 30, 2021 and December 31, 2020, respectively	$4,477	$1,063		$5,540	$3,417	$1,850		$5,267
________________________________
(1)    Excludes depreciation, amortization and accretion.

	Six Months Ended June 30,
	2021				2020
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$7,391	$264		$7,655	$4,969	$189		$5,158
Non motor fuel sales	30	109		139	31	94		125
Lease income	65	4		69	59	10		69
Intersegment sales	660	—	(660)	—	445	—	(445)	—
Total revenue	8,146	377	(660)	7,863	5,504	293	(445)	5,352
Gross profit (1)
Motor fuel	538	20		558	269	46		315
Non motor fuel	26	51		77	24	58		82
Lease	65	4		69	59	10		69
Total gross profit	629	75		704	352	114		466
Total operating expenses	208	76		284	272	68		340
Operating income	421	(1)		420	80	46		126
Interest expense, net	(75)	(9)		(84)	(75)	(13)		(88)
Loss on extinguishment of debt	(7)	—		(7)	—	—		—
Equity in earnings of unconsolidated affiliate	2	—		2	2	—		2
Income (loss) from operations before income taxes	341	(10)		331	7	33		40
Income tax expense (benefit)	12	(1)		11	3	8		11
Net income (loss) and comprehensive income	$329	$(9)		$320	$4	$25		$29
Depreciation, amortization and accretion	75	15		90	73	19		92
Interest expense, net	75	9		84	75	13		88
Income tax expense (benefit)	12	(1)		11	3	8		11
Non-cash unit-based compensation expense	7	—		7	7	—		7
(Gain) Loss on disposal of assets and impairment charges	(8)	—		(8)	—	8		8
Loss on extinguishment of debt	7	—		7	—	—		—
Unrealized (gain) loss on commodity derivatives	(7)	—		(7)	6	—		6
Inventory adjustments	(159)	—		(159)	139	(2)		137
Equity in earnings of unconsolidated affiliate	(2)	—		(2)	(2)	—		(2)
Adjusted EBITDA related to unconsolidated affiliate	4	—		4	5	—		5
Other non-cash adjustments	11	—		11	10	—		10
Adjusted EBITDA	$344	$14		$358	$320	$71		$391
Capital expenditures	$45	$3		$48	$40	$19		$59
Total assets as of June 30, 2021 and December 31, 2020, respectively	$4,477	$1,063		$5,540	$3,417	$1,850		$5,267
________________________________
(1)    Excludes depreciation, amortization and accretion.

15.Net Income (Loss) per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except units and per unit amounts)
Net income and comprehensive income	$166	$157	$320	$29
Less:
Incentive distribution rights	18	17	36	35
Distributions on nonvested phantom unit awards	1	2	3	4
Limited partners’ interest in net income (loss)	$147	$138	$281	$(10)
Weighted average common units outstanding:
Basic	83,350,567	83,030,286	83,346,719	83,022,027
Dilutive effect of nonvested phantom unit awards (1)	1,052,300	568,444	929,921	—
Diluted	84,402,867	83,598,730	84,276,640	83,022,027
Net income (loss) per common unit:
Basic	$1.76	$1.65	$3.37	$(0.12)
Diluted	$1.73	$1.64	$3.33	$(0.12)
______________________________
(1) For the six months ended June 30, 2020, the dilutive effect of nonvested phantom unit awards was excluded from the calculation of diluted weighted average common units outstanding because the impact was antidilutive.

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
•the possibility of cyber and malware attacks;
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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of June 30, 2021, we operated 78 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner, which is owned by ET. Prior to April 1, 2021, Energy Transfer Operating, L.P. (“ETO”) owned our General Partner. On April 1, 2021, ETO merged into ET with ET surviving the merger. As of June 30, 2021, ET owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.1% of our common units, which constitutes a 28.5% limited partner interest in us.
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
•6,759 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,493 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments and Outlook
    On August 1, 2021, SUN executed a definitive agreement to acquire eight refined product terminals from NuStar Energy L.P. for $250 million. The terminals have a combined storage capacity of approximately 14.8 million barrels and are located along the East Coast and in the greater Chicago market.

Additionally, on July 30, 2021, SUN executed a definitive agreement to acquire a refined product terminal from Cato, Incorporated for approximately $5.5 million. The terminal, located in Salisbury, Maryland, has storage capacity of approximately 140 thousand barrels.

The Partnership expects both acquisitions to be accretive to unitholders in the first year of ownership, and to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions.

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
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended June 30,
	2021				2020
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$4,139	$153	$4,292		$1,930	$62	$1,992
Non motor fuel sales	16	50	66		20	34	54
Lease income	32	2	34		29	5	34
Total revenues	$4,187	$205	$4,392		$1,979	$101	$2,080
Gross profit (1):
Motor fuel sales	$265	$12	$277		$275	$19	$294
Non motor fuel sales	14	28	42		13	17	30
Lease	32	2	34		29	5	34
Total gross profit	$311	$42	$353		$317	$41	$358
Net income (loss) and comprehensive income (loss)	$166	$—	$166		$161	$(4)	$157
Adjusted EBITDA (2)	$191	$10	$201		$160	$22	$182
Operating Data:
Total motor fuel gallons sold			1,933				1,515
Motor fuel gross profit cents per gallon (3)			11.3	¢			13.5	¢
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
The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in millions)
Adjusted EBITDA
Fuel distribution and marketing	$191	$160	$31
All other	10	22	(12)
Total Adjusted EBITDA	201	182	19
Depreciation, amortization and accretion	(43)	(47)	4
Interest expense, net	(43)	(44)	1
Non-cash unit-based compensation expense	(3)	(3)	—
Gain (loss) on disposal of assets	8	(6)	14
Unrealized gain on commodity derivatives	2	—	2
Inventory adjustments	59	90	(31)
Equity in earnings of unconsolidated affiliate	1	1	—
Adjusted EBITDA related to unconsolidated affiliate	(2)	(3)	1
Other non-cash adjustments	(6)	(5)	(1)
Income tax expense	(8)	(8)	—
Net income and comprehensive income	$166	$157	$9
The following discussion of results compares the operations for the three months ended June 30, 2021 and 2020.
Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2021 was $201 million, an increase of $19 million from the three months ended June 30, 2020. The increase is primarily attributable to the following changes:
•an increase in the gross profit on motor fuel sales of $12 million, primarily due to a 27.6% increase in gallons sold; partially offset by a 16.6% decrease in gross profit per gallon sold; and
•an increase in non motor fuel sales of $12 million, primarily due to increased credit card transactions, merchandise gross profit and franchise fee income; partially offset by
•an increase in operating costs of $4 million. These expenses include other operating expense, general and administrative expense and lease expense. The increase was primarily due to higher maintenance and adverting costs; and
•a decrease in Adjusted EBITDA related to unconsolidated affiliate of $1 million, which is attributable to the J.C. Nolan diesel fuel pipeline to West Texas.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $43 million for the three months ended June 30, 2021 and $47 million for the three months ended June 30, 2020.
Interest Expense. Interest expense for the three months ended June 30, 2021 was $43 million, a decrease of $1 million from the three months ended June 30, 2020. This decrease is primarily attributable to a slight decrease in average total long-term debt and decrease in the weighted average interest rate on long-term debt for the respective periods.
Gain (Loss) on Disposal of Assets. Gains and losses on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the three months ended June 30, 2021 and 2020, proceeds of disposal from property and equipment were $8 million and $1 million, respectively.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $59 million, creating a favorable impact to net income. For the three months ended June 30, 2020, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $90 million, creating a favorable impact to net income.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Six Months Ended June 30,
	2021				2020
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$7,391	$264	$7,655		$4,969	$189	$5,158
Non motor fuel sales	30	109	139		31	94	125
Lease income	65	4	69		59	10	69
Total revenues	$7,486	$377	$7,863		$5,059	$293	$5,352
Gross profit (1):
Motor fuel sales	$538	$20	$558		$269	$46	$315
Non motor fuel sales	26	51	77		24	58	82
Lease	65	4	69		59	10	69
Total gross profit	$629	$75	$704		$352	$114	$466
Net income and comprehensive income (loss)	$329	$(9)	$320		$4	$25	$29
Adjusted EBITDA (2)	$344	$14	$358		$320	$71	$391
Operating Data:
Total motor fuel gallons sold			3,689				3,413
Motor fuel gross profit cents per gallon (3)			10.8	¢			13.3	¢
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
The following table presents a reconciliation of Adjusted EBITDA to net income for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in millions)
Adjusted EBITDA:
Fuel distribution and marketing	$344	$320	$24
All other	14	71	(57)
Total Adjusted EBITDA	358	391	(33)
Depreciation, amortization and accretion	(90)	(92)	2
Interest expense, net	(84)	(88)	4
Non-cash unit-based compensation expense	(7)	(7)	—
Gain (Loss) on disposal of assets	8	(8)	16
Loss on extinguishment of debt	(7)	—	(7)
Unrealized gain (loss) on commodity derivatives	7	(6)	13
Inventory adjustments	159	(137)	296
Equity in earnings of unconsolidated affiliate	2	2	—
Adjusted EBITDA related to unconsolidated affiliate	(4)	(5)	1
Other non-cash adjustments	(11)	(10)	(1)
Income tax expense	(11)	(11)	—
Net income and comprehensive income	$320	$29	$291
The following discussion of results compares the operations for the six months ended June 30, 2021 and 2020.
Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2021 was $358 million, a decrease of $33 million from the six months ended June 30, 2020. The decrease is primarily attributable to the following changes:
•a decrease in the gross profit on motor fuel sales of $66 million, primarily due to an 18.8% decrease in gross profit per gallon sold, partially offset by an 8.1% increase in gallons sold;
•a decrease in non motor fuel sales of $5 million, primarily due to reduced credit card transactions for the six months ended June 30, 2021; and
•a decrease in Adjusted EBITDA related to unconsolidated affiliate of $1 million, which is attributable to the J.C. Nolan diesel fuel pipeline to West Texas; partially offset by
•a decrease in operating costs of $39 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease was primarily due to lower employee costs of $19 million and lower expected credit losses of $17 million.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $90 million for the six months ended June 30, 2021 and $92 million for the six months ended June 30, 2020.
Interest Expense. Interest expense for the six months ended June 30, 2021 was $84 million, a decrease of $4 million from the six months ended June 30, 2020. This decrease is primarily attributable to a slight decrease in average total long-term debt and decrease in the weighted average interest rate on long-term debt for the respective periods.
Gain (Loss) on Disposal of Assets. Gains and losses on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the six months ended June 30, 2021 and 2020, proceeds of disposal from property and equipment were $14 million and $3 million, respectively.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the six months ended June 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $159 million, creating a favorable impact to net income. For the six months ended June 30, 2020, a decline in fuel prices caused the lower of cost or market reserves to increase by a net of $137 million resulting in an adverse impact to net income.
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
As of June 30, 2021, we had $87 million of cash and cash equivalents on hand and borrowing capacity of $1.1 billion under the Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "2018 Revolver"). The Partnership was in compliance with all financial covenants at June 30, 2021. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2021; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
    Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	For the Six Months Ended June 30,
	2021	2020
	(in millions)
Net cash provided by (used in)
Operating activities	$275	$255
Investing activities	(31)	(57)
Financing activities	(254)	(186)
Net increase (decrease) in cash and cash equivalents	$(10)	$12

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
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Net cash provided by operations was $275 million and $255 million for the six months of 2021 and 2020, respectively. The increase in cash flows provided by operations was due to an increase in net cash flow from operating assets and liabilities of $31 million compared to the six months ended June 30, 2020 and a $11 million decrease in cash basis net income compared to the six months ended June 30, 2020.
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
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Net cash used in investing activities was $31 million and $57 million for the first six months of 2021 and 2020, respectively. Capital expenditures were $48 million and $59 million for the first six months of 2021 and 2020, respectively. Contributions to unconsolidated affiliate were $0 million and $5 million for the six months ended June 30, 2021 and 2020, respectively. Distributions from unconsolidated affiliates in excess of cumulative earnings were $3 million and $4 million for the six months ended June 30, 2021 and 2020, respectively. Proceeds from disposal of property and equipment were $14 million and $3 million for the first six months of 2021 and 2020, respectively.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Net cash used in financing activities was $254 million and $186 million for the first six months of 2021 and 2020, respectively. During the six months ended June 30, 2021, we:
•borrowed $851 million and repaid $490 million under the 2018 Revolver to fund daily operations and to repurchase the senior notes discussed below;
•paid $436 million to repurchase the 4.875% senior notes due 2023; and
•paid $176 million in distributions to our unitholders, of which $82 million was paid to ET.

During the six months ended June 30, 2020, we:
•borrowed $663 million and repaid $667 million under the 2018 Revolver to fund daily operations; and
•paid $176 million in distributions to our unitholders, of which $82 million was paid to ETO and ET, collectively.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On July 22, 2021, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended June 30, 2021, excluding distributions to Class C unitholders. The declared distribution will be paid on August 19, 2021 to unitholders of record on August 6, 2021.
Capital Expenditures
Included in our capital expenditures for the first six months of 2021 was $12 million in maintenance capital and $36 million in growth capital. Growth capital relates primarily to dealer supply contracts.
We currently expect to spend approximately $45 million in maintenance capital and $150 million in growth capital for the full year 2021.

Description of Indebtedness
    Our outstanding consolidated indebtedness was as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Sale leaseback financing obligation	$94	$97
2018 Revolver	361	—
4.875% Senior Notes Due 2023 (1)	—	436
5.500% Senior Notes Due 2026 (2)	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028 (2)	400	400
4.500% Senior Notes Due 2029	800	800
Finance leases	9	6
Total debt	3,064	3,139
Less: current maturities	6	6
Less: debt issuance costs	24	27
Long-term debt, net	$3,034	$3,106
(1) On January 15, 2021, we used proceeds from borrowings on our 2018 Revolver to repurchase the remaining $436 million outstanding principal amount of our 4.875% senior notes due 2023.
(2) In connection with the merger of ETO into ET on April 1, 2021, as discussed in Note 1 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements", the guarantees of the Partnership's senior notes due 2026 and 2028 have been assumed by ET.
Revolving Credit Agreement
The Partnership is party to the 2018 Revolver. As of June 30, 2021, the balance on the 2018 Revolver was $361 million, and $8 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at June 30, 2021 was $1.1 billion. The weighted average interest rate on the total amount outstanding at June 30, 2021 was 2.08%. The Partnership was in compliance with all financial covenants at June 30, 2021.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of June 30, 2021, we had $361 million borrowed on the 2018 Revolver compared to $0 million borrowed on the 2018 Revolver at December 31, 2020. Further, as of June 30, 2021, we had $2.6 billion outstanding under our Senior Notes. See Note 6 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 0.2 million barrels with an aggregated unrealized gain of $1.9 million outstanding at June 30, 2021.
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $361 million of outstanding borrowings on the 2018 Revolver as of June 30, 2021. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2021 would be a $4 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2021 or 2020.
Commodity Price Risk
Sunoco LLC and Aloha hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2021, Sunoco LLC held approximately $425 million and Aloha held approximately $29 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had a position of 0.2 million barrels with an aggregate unrealized gain of $1.9 million outstanding at June 30, 2021.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
The following risk factors should be read in conjunction with our risk factors described in "Part I - Item 1A. Risk Factors" in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 19, 2021.
Cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation, and financial results.
The security and integrity of our information technology infrastructure and physical assets is critical to our business and our ability to perform day-to-day operations and deliver services. In addition, in the ordinary course of our business, we collect, process, transmit and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information, in our data centers and on our networks. We also engage third parties, such as service providers and vendors, who provide a broad array of software, technologies, tools, and other products, services and functions (e.g., human resources, finance, data transmission, communications, risk, compliance, among others) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets.

Our information technology and infrastructure, physical assets and data, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events (e.g., distributed denial of service attacks, ransomware attacks) that are beyond our control. These events can result from malfeasance by external parties, such as hackers, or due to human error by our or our service providers’ employees and contractors (e.g., due to social engineering or phishing attacks). In addition, the COVID-19 pandemic has presented additional operational and cybersecurity risks to our information technology infrastructure and physical assets due to our providers’ work-from-home arrangements.

We and certain of our service providers have from time to time, been subject to cyberattacks and security incidents. The frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. We may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Breaches of our information technology infrastructure or physical assets, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations. A successful cyberattack or other security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss could result in legal claims or proceedings, regulatory investigations and enforcement, penalties and fines, increased costs for system remediation and compliance requirements, disruption of our operations, damage to our reputation, loss of confidence in our products and services, any or all of which could have a material adverse effect on our business and results. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.
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

22.1	List of Guarantor and Issuer Subsidiaries (Incorporated by reference to Exhibit 22.1 to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 2, 2021)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* -	Filed herewith

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 5, 2021	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)