Form 10-Q
period 2021-09-30
Sunoco LP
filed 2021-11-04
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 83,352,123 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at October 29, 2021.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$88	$97
Accounts receivable, net	540	295
Receivables from affiliates	9	11
Inventories, net	493	382
Other current assets	126	62
Total current assets	1,256	847

Property and equipment	2,275	2,231
Accumulated depreciation	(888)	(806)
Property and equipment, net	1,387	1,425
Other assets:
Finance lease right-of-use assets, net	9	3
Operating lease right-of-use assets, net	515	536
Goodwill	1,568	1,564

Intangible assets	894	894
Accumulated amortization	(349)	(306)
Intangible assets, net	545	588
Other noncurrent assets	172	168
Investment in unconsolidated affiliate	133	136
Total assets	$5,585	$5,267
Liabilities and equity
Current liabilities:
Accounts payable	$611	$267
Accounts payable to affiliates	63	79
Accrued expenses and other current liabilities	306	282
Operating lease current liabilities	19	19
Current maturities of long-term debt	6	6
Total current liabilities	1,005	653
Operating lease noncurrent liabilities	519	538
Revolving line of credit	250	—
Long-term debt, net	2,672	3,106
Advances from affiliates	127	125
Deferred tax liability	108	104
Other noncurrent liabilities	104	109
Total liabilities	4,785	4,635
Commitments and contingencies (Note 10)
Equity:
Limited partners:
Common unitholders (83,352,123 units issued and outstanding as of September 30, 2021 and 83,333,631 units issued and outstanding as of December 31, 2020)	800	632
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of September 30, 2021 and December 31, 2020)	—	—
Total equity	800	632
Total liabilities and equity	$5,585	$5,267

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Motor fuel sales	$4,666	$2,711	$12,321	$7,869
Non motor fuel sales	79	60	218	185
Lease income	34	34	103	103
Total revenues	4,779	2,805	12,642	8,157
Cost of sales and operating expenses:
Cost of sales	4,472	2,497	11,631	7,383
General and administrative	28	28	79	87
Other operating	70	68	192	219
Lease expense	15	16	44	46
(Gain) loss on disposal of assets	(4)	(1)	(12)	7
Depreciation, amortization and accretion	45	50	135	142
Total cost of sales and operating expenses	4,626	2,658	12,069	7,884
Operating income	153	147	573	273
Other income (expense):
Interest expense, net	(40)	(43)	(124)	(131)
Equity in earnings of unconsolidated affiliate	1	1	3	3
Loss on extinguishment of debt	—	—	(7)	—
Income before income taxes	114	105	445	145
Income tax expense	10	5	21	16
Net income and comprehensive income	$104	$100	$424	$129

Net income per common unit:
Basic	$1.01	$0.97	$4.38	$0.85
Diluted	$1.00	$0.96	$4.33	$0.84

Weighted average common units outstanding:
Basic	83,352,123	83,056,365	83,348,540	83,033,556
Diluted	84,549,277	83,770,034	84,364,321	83,668,835

Cash distributions per unit	$0.8255	$0.8255	$2.4765	$2.4765

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance at December 31, 2020	$632
Cash distribution to unitholders	(88)
Unit-based compensation	4
Other	(4)
Net income	154
Balance at March 31, 2021	698
Cash distribution to unitholders	(88)
Unit-based compensation	3
Net income	166
Balance at June 30, 2021	779
Cash distribution to unitholders	(88)
Unit-based compensation	5
Net income	104
Balance at September 30, 2021	$800

Balance at December 31, 2019	$758
Cash distribution to unitholders	(88)
Unit-based compensation	4
Net loss	(128)
Balance at March 31, 2020	546
Cash distribution to unitholders	(88)
Unit-based compensation	3
Net income	157
Balance at June 30, 2020	618
Cash distribution to unitholders	(88)
Unit-based compensation	4
Other	1
Net income	100
Balance at September 30, 2020	$635

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$424	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	135	142
Amortization of deferred financing fees	6	5
(Gain) loss on disposal of assets	(12)	7
Loss on extinguishment of debt	7	—
Non-cash unit-based compensation expense	12	11
Deferred income tax	3	(3)
Inventory valuation adjustment	(168)	126
Equity in earnings of unconsolidated affiliate	(3)	(3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(245)	147
Receivables from affiliates	2	6
Inventories, net	57	(34)
Other assets	(79)	22
Accounts payable	379	(150)
Accounts payable to affiliates	(16)	62
Accrued expenses and other current liabilities	24	6
Other noncurrent liabilities	(14)	(11)
Net cash provided by operating activities	512	462
Cash flows from investing activities:
Capital expenditures	(92)	(80)
Contributions to unconsolidated affiliate	—	(8)
Distributions from unconsolidated affiliate in excess of cumulative earnings	6	9
Cash paid for acquisition	(6)	—
Proceeds from disposal of property and equipment	27	6
Net cash used in investing activities	(65)	(73)
Cash flows from financing activities:
Payments on long-term debt	(442)	(8)
Revolver borrowings	878	952
Revolver repayments	(628)	(1,027)
Distributions to unitholders	(264)	(264)
Net cash used in financing activities	(456)	(347)
Net increase (decrease) in cash and cash equivalents	(9)	42
Cash and cash equivalents at beginning of period	97	21
Cash and cash equivalents at end of period	$88	$63

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$5	$8

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer LP (“ET”). Prior to April 1, 2021, Energy Transfer Operating, L.P. (“ETO”) owned our General Partner. On April 1, 2021, ETO merged into ET with ET surviving the merger. As of September 30, 2021, ET and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.1% of our common units, which constitutes a 28.5% limited partner interest in us.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and our wholly‑owned subsidiaries.
Our primary operations are conducted by the following consolidated subsidiaries:
•Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Texas, Arkansas, Maryland and New York.
•Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey. Sunoco Retail also leases owned sites to commission agents who sell motor fuels to the motoring public on Sunoco Retail's behalf for a commission.
•Aloha Petroleum LLC (“Aloha LLC”), a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
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
Significant Accounting Policies
As of September 30, 2021, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Motor Fuel and Sales Taxes
For bulk sales, certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for direct sales to dealer and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For other locations where the Partnership holds inventory, including commission agent arrangements and Partnership-operated retail locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $88 million and $82 million for the three months ended September 30, 2021 and 2020, respectively, and $252 million and $226 million for the nine months ended September 30, 2021 and 2020, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the accompanying consolidated statements of operations and comprehensive income.

3.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Accounts receivable, trade	$436	$239
Credit card receivables	39	24
Vendor receivables for rebates and branding	33	26
Other receivables	34	13
Allowance for expected credit losses	(2)	(7)
Accounts receivable, net	$540	$295
4.Inventories, net
Due to changes in fuel prices, we recorded an inventory adjustment on the value of fuel inventory of $168 million for the nine months ended September 30, 2021.
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of September 30, 2021 and December 31, 2020, the carrying value of the Partnership’s fuel inventory included lower of cost or market reserves of $143 million and $311 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the three and nine months ended September 30, 2021 and 2020, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory.
Inventories, net, consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Fuel	$485	$374
Other	8	8
Inventories, net	$493	$382
5.Accrued Expenses and Other Current Liabilities
Current accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Wage and other employee-related accrued expenses	$23	$23
Accrued tax expense	146	135
Accrued insurance	22	24
Accrued interest expense	41	49
Dealer deposits	21	22
Accrued environmental expense	6	4
Other	47	25
Total	$306	$282

6.Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Sale leaseback financing obligation	$92	$97
2018 Revolver	250	—
4.875% Senior Notes Due 2023 (1)	—	436
5.500% Senior Notes Due 2026 (2)	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028 (2)	400	400
4.500% Senior Notes Due 2029 (3)	800	800
Finance leases	9	6
Total debt	2,951	3,139
Less: current maturities	6	6
Less: debt issuance costs	23	27
Long-term debt, net	$2,922	$3,106
(1) On January 15, 2021, we used proceeds from borrowings on our 2018 Revolver (described below) to repurchase the remaining $436 million outstanding principal amount of our 4.875% senior notes due 2023.
(2) In connection with the merger of ETO into ET on April 1, 2021, as discussed in Note 1, the guarantees of the Partnership's senior notes due 2026 and 2028 have been assumed by ET. On October 20, 2021, the Partnership completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2030. The Partnership used the proceeds from the private offering to fund a tender offer and repurchase all of the 2026 senior notes. In connection with our issuance of the 2030 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2030 Notes for an issue of registered notes with terms substantively identical to the 2030 Notes and evidencing the same indebtedness as the 2030 Notes on or before October 20, 2022.
(3) In connection with our issuance of the 2029 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2029 Notes for an issue of registered notes with terms substantively identical to the 2029 Notes and evidencing the same indebtedness as the 2029 Notes on or before November 9, 2021. The exchange offer was completed on July 6, 2021.
Revolving Credit Agreement
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the “2018 Revolver”). As of September 30, 2021, the balance on the 2018 Revolver was $250 million, and $6 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at September 30, 2021 was $1.2 billion. The weighted average interest rate on the total amount outstanding at September 30, 2021 was 2.09%. The Partnership was in compliance with all financial covenants at September 30, 2021.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The estimated fair value of debt as of September 30, 2021 was approximately $3.0 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

7.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Reserve for underground storage tank removal	$77	$75
Accrued environmental expense, long-term	12	16
Other	15	18
Total	$104	$109

8.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of ET for pipeline, terminalling and storage services. We also have agreements with subsidiaries of ET for the purchase and sale of fuel.
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. ET operates the J.C. Nolan pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. The carrying value of our investment in this unconsolidated joint venture was $133 million and $136 million as of September 30, 2021 and December 31, 2020, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million and $1 million for the three months ended September 30, 2021 and 2020, respectively, and $3 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively.
Summary of Transactions
Related party transactions with affiliates for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Motor fuel sales to affiliates	$7	$4	$16	$53
Bulk fuel purchases from affiliates	$461	$222	$1,213	$661
Significant affiliate balances and activity related to the consolidated balance sheets are as follows:
•Net advances from affiliates were $127 million and $125 million as of September 30, 2021 and December 31, 2020, respectively. Advances from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Energy Transfer (R&M), LLC and between Sunoco Retail and Energy Transfer (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with ET.
•Net accounts receivable from affiliates were $9 million and $11 million as of September 30, 2021 and December 31, 2020, respectively, which are primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $63 million and $79 million as of September 30, 2021 and December 31, 2020, respectively, which are related to operational expenses and bulk fuel purchases.
9.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Fuel Distribution and Marketing Segment
Distributor	$2,328	$1,316	$6,066	$3,428
Dealer	983	586	2,565	1,621
Unbranded wholesale	804	426	2,216	1,569
Commission agent	384	272	1,043	951
Non motor fuel sales	21	14	51	45
Lease income	33	30	98	89
Total	4,553	2,644	12,039	7,703
All Other Segment
Motor fuel	167	111	431	300
Non motor fuel sales	58	46	167	140
Lease income	1	4	5	14
Total	226	161	603	454
Total revenue	$4,779	$2,805	$12,642	$8,157
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
The balances of the Partnership’s contract assets and contract liabilities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Contract balances
Contract asset	$148	$121
Accounts receivable from contracts with customers	$473	$256
Contract liability	$—	$—
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized was $6 million and $15 million for the three and nine months ended September 30, 2021, respectively, and $4 million and $14 million for the three and nine months ended September 30, 2020, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

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
The details of the Partnership's operating and finance lease liabilities are as follows:

	September 30,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	22	24
Finance leases	29	9
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	4%	8%

	Nine Months Ended September 30,
Other information	2021	2020
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(37)	$(39)
Operating cash flows from finance leases	$(1)	$—
Financing cash flows from finance leases	$(1)	$(3)
Leased assets obtained in exchange for new finance lease liabilities	$9	$—
Leased assets obtained in exchange for new operating lease liabilities	$1	$11

Maturity of lease liabilities (as of September 30, 2021)	Operating leases	Finance leases	Total
	(in millions)
2021 (remainder)	$12	$—	$12
2022	48	—	48
2023	47	—	47
2024	46	—	46
2025	46	—	46
Thereafter	812	16	828
Total lease payment	1,011	16	1,027
Less: interest	473	7	480
Present value of lease liabilities	$538	$9	$547
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
11.Interest Expense, net
Components of net interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Interest expense	$38	$41	$118	$128
Amortization of deferred financing fees	2	2	6	5
Interest income	—	—	—	(2)
Interest expense, net	$40	$43	$124	$131

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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Income tax expense at statutory federal rate	$24	$22	$94	$31
Partnership earnings not subject to tax	(18)	(18)	(79)	(20)
State and local tax, net of federal benefit	2	1	5	4
Other	2	—	1	1
Net income tax expense	$10	$5	$21	$16
13.Partners' Capital
As of September 30, 2021, ET and its subsidiaries owned 28,463,967 common units, which constitutes 34.1% of our outstanding common units, and the public owned 54,888,156 common units. As of September 30, 2021, our consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”).
Common Units
The change in our outstanding common units for the nine months ended September 30, 2021 is as follows:

Number of Units
Number of common units at December 31, 2020	83,333,631
Phantom vested units exercised	18,492
Number of common units at September 30, 2021	83,352,123
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

The calculation of net income allocated to the partners is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Attributable to Common Units
Distributions	$68	$69	$206	$206
Distributions (in excess of) less than net income	16	12	159	(135)
Limited partners' interest in net income	$84	$81	$365	$71
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.

Cash distributions paid or declared during 2021 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
November 19, 2021	$0.8255	$69	$18
August 19, 2021	$0.8255	$69	$18
May 19, 2021	$0.8255	$69	$18
February 19, 2021	$0.8255	$69	$18

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
The following table presents financial information by segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021				2020
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$4,499	$167		$4,666	$2,600	$111		$2,711
Non motor fuel sales	21	58		79	14	46		60
Lease income	33	1		34	30	4		34
Intersegment sales	407	—	(407)	—	259	—	(259)	—
Total revenue	4,960	226	(407)	4,779	2,903	161	(259)	2,805
Gross profit (1)
Motor fuel	216	15		231	224	13		237
Non motor fuel	12	30		42	11	26		37
Lease	33	1		34	30	4		34
Total gross profit	261	46		307	265	43		308
Total operating expenses	115	39		154	122	39		161
Operating income	146	7		153	143	4		147
Interest expense, net	(34)	(6)		(40)	(37)	(6)		(43)
Equity in earnings of unconsolidated affiliate	1	—		1	1	—		1
Income (loss) from operations before income taxes	113	1		114	107	(2)		105
Income tax expense	9	1		10	—	5		5
Net income (loss) and comprehensive income (loss)	$104	$—		$104	$107	$(7)		$100
Depreciation, amortization and accretion	38	7		45	44	6		50
Interest expense, net	34	6		40	37	6		43
Income tax expense	9	1		10	—	5		5
Non-cash unit-based compensation expense	5	—		5	4	—		4
Gain on disposal of assets	(2)	(2)		(4)	—	(1)		(1)
Unrealized loss (gain) on commodity derivatives	2	—		2	(6)	—		(6)
Inventory adjustments	(9)	—		(9)	(14)	3		(11)
Equity in earnings of unconsolidated affiliate	(1)	—		(1)	(1)	—		(1)
Adjusted EBITDA related to unconsolidated affiliate	3	—		3	2	—		2
Other non-cash adjustments	3	—		3	4	—		4
Adjusted EBITDA	$186	$12		$198	$177	$12		$189
Capital expenditures	$34	$10		$44	$19	$2		$21
Total assets as of September 30, 2021 and December 31, 2020, respectively	$4,531	$1,054		$5,585	$3,417	$1,850		$5,267
________________________________
(1)    Excludes depreciation, amortization and accretion.

	Nine Months Ended September 30,
	2021				2020
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$11,890	$431		$12,321	$7,569	$300		$7,869
Non motor fuel sales	51	167		218	45	140		185
Lease income	98	5		103	89	14		103
Intersegment sales	1,068	—	(1,068)	—	704	—	(704)	—
Total revenue	13,107	603	(1,068)	12,642	8,407	454	(704)	8,157
Gross profit (1)
Motor fuel	754	35		789	493	59		552
Non motor fuel	38	81		119	35	84		119
Lease	98	5		103	89	14		103
Total gross profit	890	121		1,011	617	157		774
Total operating expenses	323	115		438	394	107		501
Operating income	567	6		573	223	50		273
Interest expense, net	(109)	(15)		(124)	(112)	(19)		(131)
Loss on extinguishment of debt	(7)	—		(7)	—	—		—
Equity in earnings of unconsolidated affiliate	3	—		3	3	—		3
Income (loss) from operations before income taxes	454	(9)		445	114	31		145
Income tax expense	21	—		21	3	13		16
Net income (loss) and comprehensive income	$433	$(9)		$424	$111	$18		$129
Depreciation, amortization and accretion	113	22		135	117	25		142
Interest expense, net	109	15		124	112	19		131
Income tax expense	21	—		21	3	13		16
Non-cash unit-based compensation expense	12	—		12	11	—		11
(Gain) loss on disposal of assets	(10)	(2)		(12)	—	7		7
Loss on extinguishment of debt	7	—		7	—	—		—
Unrealized loss on commodity derivatives	(5)	—		(5)	—	—		—
Inventory adjustments	(168)	—		(168)	125	1		126
Equity in earnings of unconsolidated affiliate	(3)	—		(3)	(3)	—		(3)
Adjusted EBITDA related to unconsolidated affiliate	7	—		7	7	—		7
Other non-cash adjustments	14	—		14	14	—		14
Adjusted EBITDA	$530	$26		$556	$497	$83		$580
Capital expenditures	$79	$13		$92	$59	$21		$80
Total assets as of September 30, 2021 and December 31, 2020, respectively	$4,531	$1,054		$5,585	$3,417	$1,850		$5,267
________________________________
(1)    Excludes depreciation, amortization and accretion.

15.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except units and per unit amounts)
Net income and comprehensive income	$104	$100	$424	$129
Less:
Incentive distribution rights	18	18	54	53
Distributions on nonvested phantom unit awards	2	1	5	5
Limited partners’ interest in net income	$84	$81	$365	$71
Weighted average common units outstanding:
Basic	83,352,123	83,056,365	83,348,540	83,033,556
Dilutive effect of nonvested phantom unit awards	1,197,154	713,669	1,015,781	635,279
Diluted	84,549,277	83,770,034	84,364,321	83,668,835
Net income per common unit:
Basic	$1.01	$0.97	$4.38	$0.85
Diluted	$1.00	$0.96	$4.33	$0.84

16.Subsequent Event
On October 8, 2021, SUN acquired eight refined product terminals from NuStar Energy L.P. for $250 million. The terminals have a combined storage capacity of approximately 14.8 million barrels and are located along the East Coast and in the greater Chicago market.

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
Cautionary Statement Regarding Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast,” assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
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
Many of the foregoing risks and uncertainties are, and could be, heightened by the COVID-19 pandemic and any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2020 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of September 30, 2021, we operated 78 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner, which is owned by ET. Prior to April 1, 2021, Energy Transfer Operating, L.P. (“ETO”) owned our General Partner. On April 1, 2021, ETO merged into ET with ET surviving the merger. As of September 30, 2021, ET owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.1% of our common units, which constitutes a 28.5% limited partner interest in us.
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
•535 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;
•6,759 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,450 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments and Outlook
    On October 8, 2021, SUN acquired eight refined product terminals from NuStar Energy L.P. for $250 million. The terminals have a combined storage capacity of approximately 14.8 million barrels and are located along the East Coast and in the greater Chicago market.

Additionally, on September 24, 2021, SUN acquired a refined product terminal from Cato, Incorporated for approximately $6 million. The terminal, located in Salisbury, Maryland, has storage capacity of approximately 140 thousand barrels.

The Partnership expects both acquisitions to be accretive to unitholders in the first year of ownership.

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
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended September 30,
	2021				2020
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$4,499	$167	$4,666		$2,600	$111	$2,711
Non motor fuel sales	21	58	79		14	46	60
Lease income	33	1	34		30	4	34
Total revenues	$4,553	$226	$4,779		$2,644	$161	$2,805
Gross profit (1):
Motor fuel sales	$216	$15	$231		$224	$13	$237
Non motor fuel sales	12	30	42		11	26	37
Lease	33	1	34		30	4	34
Total gross profit	$261	$46	$307		$265	$43	$308
Net income (loss) and comprehensive income (loss)	$104	$—	$104		$107	$(7)	$100
Adjusted EBITDA (2)	$186	$12	$198		$177	$12	$189
Operating Data:
Total motor fuel gallons sold			1,971				1,853
Motor fuel gross profit cents per gallon (3)			11.3	¢			12.1	¢
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
The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in millions)
Adjusted EBITDA
Fuel distribution and marketing	$186	$177	$9
All other	12	12	—
Total Adjusted EBITDA	198	189	9
Depreciation, amortization and accretion	(45)	(50)	5
Interest expense, net	(40)	(43)	3
Non-cash unit-based compensation expense	(5)	(4)	(1)
Gain on disposal of assets	4	1	3
Unrealized gain (loss) on commodity derivatives	(2)	6	(8)
Inventory adjustments	9	11	(2)
Equity in earnings of unconsolidated affiliate	1	1	—
Adjusted EBITDA related to unconsolidated affiliate	(3)	(2)	(1)
Other non-cash adjustments	(3)	(4)	1
Income tax expense	(10)	(5)	(5)
Net income and comprehensive income	$104	$100	$4
The following discussion of results compares the operations for the three months ended September 30, 2021 and 2020.
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2021 was $198 million, an increase of $9 million from the three months ended September 30, 2020. The increase is primarily attributable to the following changes:
•an increase in the gross profit on motor fuel sales of $4 million, primarily due to a 6.4% increase in gallons sold; partially offset by a 7.3% decrease in gross profit per gallon sold; and
•an increase in non motor fuel sales of $5 million, primarily due to increased credit card transactions, merchandise gross profit and franchise fee income.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $45 million for the three months ended September 30, 2021 and $50 million for the three months ended September 30, 2020.
Interest Expense. Interest expense for the three months ended September 30, 2021 was $40 million, a decrease of $3 million from the three months ended September 30, 2020. This decrease is primarily attributable to a slight decrease in average total long-term debt and a decrease in the weighted average interest rate on long-term debt for the respective periods.
Gain on Disposal of Assets. Gains and losses on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the three months ended September 30, 2021 and 2020, proceeds of disposal from property and equipment were $13 million and $3 million, respectively.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $9 million, creating a favorable impact to net income. For the three months ended September 30, 2020, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $11 million, creating a favorable impact to net income.
Income Tax Expense. Income tax expense for the three months ended September 30, 2021 was $10 million, an increase of $5 million from income tax expense of $5 million for the three months ended September 30, 2020. The increase is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Nine Months Ended September 30,
	2021				2020
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$11,890	$431	$12,321		$7,569	$300	$7,869
Non motor fuel sales	51	167	218		45	140	185
Lease income	98	5	103		89	14	103
Total revenues	$12,039	$603	$12,642		$7,703	$454	$8,157
Gross profit (1):
Motor fuel sales	$754	$35	$789		$493	$59	$552
Non motor fuel sales	38	81	119		35	84	119
Lease	98	5	103		89	14	103
Total gross profit	$890	$121	$1,011		$617	$157	$774
Net income and comprehensive income (loss)	$433	$(9)	$424		$111	$18	$129
Adjusted EBITDA (2)	$530	$26	$556		$497	$83	$580
Operating Data:
Total motor fuel gallons sold			5,660				5,265
Motor fuel gross profit cents per gallon (3)			11.0	¢			12.9	¢
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
The following table presents a reconciliation of Adjusted EBITDA to net income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in millions)
Adjusted EBITDA:
Fuel distribution and marketing	$530	$497	$33
All other	26	83	(57)
Total Adjusted EBITDA	556	580	(24)
Depreciation, amortization and accretion	(135)	(142)	7
Interest expense, net	(124)	(131)	7
Non-cash unit-based compensation expense	(12)	(11)	(1)
Gain (loss) on disposal of assets	12	(7)	19
Loss on extinguishment of debt	(7)	—	(7)
Unrealized gain on commodity derivatives	5	—	5
Inventory adjustments	168	(126)	294
Equity in earnings of unconsolidated affiliate	3	3	—
Adjusted EBITDA related to unconsolidated affiliate	(7)	(7)	—
Other non-cash adjustments	(14)	(14)	—
Income tax expense	(21)	(16)	(5)
Net income and comprehensive income	$424	$129	$295
The following discussion of results compares the operations for the nine months ended September 30, 2021 and 2020.
Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2021 was $556 million, a decrease of $24 million from the nine months ended September 30, 2020. The decrease is primarily attributable to the following changes:
•a decrease in the gross profit on motor fuel sales of $62 million, primarily due to an 14.8% decrease in gross profit per gallon sold, partially offset by an 7.5% increase in gallons sold; partially offset by
•a decrease in operating costs of $38 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease was primarily due to lower employee costs and lower expected credit losses .
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $135 million for the nine months ended September 30, 2021 and $142 million for the nine months ended September 30, 2020.
Interest Expense. Interest expense for the nine months ended September 30, 2021 was $124 million, a decrease of $7 million from the nine months ended September 30, 2020. This decrease is primarily attributable to a slight decrease in average total long-term debt and a decrease in the weighted average interest rate on long-term debt for the respective periods.
Gain (Loss) on Disposal of Assets. Gains and losses on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the nine months ended September 30, 2021 and 2020, proceeds of disposal from property and equipment were $27 million and $6 million, respectively.
Unrealized Gain on Commodity Derivatives. The unrealized gains and losses on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the nine months ended September 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $168 million, creating a favorable impact to net income. For the nine months ended September 30, 2020, a decline in fuel prices caused the lower of cost or market reserves to increase by a net of $126 million resulting in an adverse impact to net income.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2021 was $21 million, an increase of $5 million from income tax expense of $16 million for the nine months ended September 30, 2020. The increase is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries.
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
As of September 30, 2021, we had $88 million of cash and cash equivalents on hand and borrowing capacity of $1.2 billion under the Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "2018 Revolver"). The Partnership was in compliance with all financial covenants at September 30, 2021. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2021; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
    Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	For the Nine Months Ended September 30,
	2021	2020
	(in millions)
Net cash provided by (used in)
Operating activities	$512	$462
Investing activities	(65)	(73)
Financing activities	(456)	(347)
Net increase (decrease) in cash and cash equivalents	$(9)	$42

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
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Net cash provided by operations was $512 million and $462 million for the nine months of 2021 and 2020, respectively. The increase in cash flows provided by operations was due to an increase in net cash flow from operating assets and liabilities of $60 million compared to the nine months ended September 30, 2020; partially offset by a $10 million net decrease in cash basis net income compared to the nine months ended September 30, 2020.
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
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Net cash used in investing activities was $65 million and $73 million for the first nine months of 2021 and 2020, respectively. Capital expenditures were $92 million and $80 million for the first nine months of 2021 and 2020, respectively. Contributions to the J.C. Nolan joint venture were $8 million for the nine months ended September 30, 2020. Distributions from the J.C. Nolan joint venture in excess of cumulative earnings were $6 million and $9 million for the nine months ended September 30, 2021 and 2020, respectively. Proceeds from disposal of property and equipment were $27 million and $6 million for the first nine months of 2021 and 2020, respectively. In addition, investing activities included a refined product terminal acquisition of $6 million for the first nine months of 2021.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Net cash used in financing activities was $456 million and $347 million for the first nine months of 2021 and 2020, respectively. During the nine months ended September 30, 2021, we:
•borrowed $878 million and repaid $628 million under the 2018 Revolver to fund daily operations and to repurchase the senior notes discussed below;
•paid $436 million to repurchase the 4.875% senior notes due 2023; and
•paid $264 million in distributions to our unitholders, of which $123 million was paid to ET.

During the nine months ended September 30, 2020, we:
•borrowed $952 million and repaid $1,027 million under the 2018 Revolver to fund daily operations; and
•paid $264 million in distributions to our unitholders, of which $123 million was paid to ETO and ET, collectively.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On October 25, 2021, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit, based on the results for the three months ended September 30, 2021, excluding distributions to Class C unitholders. The declared distribution will be paid on November 19, 2021 to unitholders of record on November 5, 2021.
Capital Expenditures
Included in our capital expenditures for the first nine months of 2021 was $22 million in maintenance capital and $70 million in growth capital. Growth capital relates primarily to dealer supply contracts.
We currently expect to spend approximately $45 million in maintenance capital and $150 million in growth capital for the full year 2021.

Description of Indebtedness
    Our outstanding consolidated indebtedness was as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Sale leaseback financing obligation	$92	$97
2018 Revolver	250	—
4.875% Senior Notes Due 2023 (1)	—	436
5.500% Senior Notes Due 2026 (2)	800	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028 (2)	400	400
4.500% Senior Notes Due 2029 (3)	800	800
Finance leases	9	6
Total debt	2,951	3,139
Less: current maturities	6	6
Less: debt issuance costs	23	27
Long-term debt, net	$2,922	$3,106
(1) On January 15, 2021, we used proceeds from borrowings on our 2018 Revolver to repurchase the remaining $436 million outstanding principal amount of our 4.875% senior notes due 2023.
(2) In connection with the merger of ETO into ET on April 1, 2021, as discussed in Note 1 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements", the guarantees of the Partnership's senior notes due 2026 and 2028 have been assumed by ET. On October 20, 2021, the Partnership completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2030. The Partnership used the proceeds from the private offering to fund a tender offer and repurchase all of the 2026 senior notes. In connection with our issuance of the 2030 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2030 Notes for an issue of registered notes with terms substantively identical to the 2030 Notes and evidencing the same indebtedness as the 2030 Notes on or before October 20, 2022.
(3) In connection with our issuance of the 2029 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2029 Notes for an issue of registered notes with terms substantively identical to the 2029 Notes and evidencing the same indebtedness as the 2029 Notes on or before November 9, 2021. The exchange offer was completed on July 6, 2021.
Revolving Credit Agreement
The Partnership is party to the 2018 Revolver. As of September 30, 2021, the balance on the 2018 Revolver was $250 million, and $6 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at September 30, 2021 was $1.2 billion. The weighted average interest rate on the total amount outstanding at September 30, 2021 was 2.09%. The Partnership was in compliance with all financial covenants at September 30, 2021.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of September 30, 2021, we had $250 million borrowed on the 2018 Revolver compared to $0 million borrowed on the 2018 Revolver at December 31, 2020. Further, as of September 30, 2021, we had $2.6 billion outstanding under our Senior Notes. See Note 6 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 1.2 million barrels with an aggregated unrealized gain of $1.1 million outstanding at September 30, 2021.
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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $250 million of outstanding borrowings on the 2018 Revolver as of September 30, 2021. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2021 would be a $2.5 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2021 or 2020.
Commodity Price Risk
Sunoco LLC and Aloha LLC hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2021, Sunoco LLC held approximately $420 million and Aloha LLC held approximately $38 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, Sunoco LLC uses futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Sunoco LLC’s policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. Sunoco LLC also engages in controlled trading in accordance with specific parameters set forth in a written risk management policy. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes.
On a consolidated basis, the Partnership had a position of 1.2 million barrels with an aggregate unrealized gain of $1.1 million outstanding at September 30, 2021.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Second Amended and Restated Certificate of Limited Partnership Sunoco LP dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

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

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* -	Filed herewith

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 4, 2021	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)