Form 10-K
period 2021-12-31
Sunoco LP
filed 2022-02-18
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
At June 30, 2021, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $2.1 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 83,688,670 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at February 11, 2022.
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
•business strategy and operations of Energy Transfer LP (“Energy Transfer”) and their respective conflicts of interest with us;
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
•impacts of world health events, including the COVID-19 pandemic;
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
Many of the foregoing risks and uncertainties are, and will be, heightened by the COVID-19 pandemic and any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Annual Report on Form 10-K for the year ended December 31, 2021 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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
◦extreme weather events that may be more severe or frequent than historically experienced and that may be attributable to changes in climate due to adverse effects of an industrialized economy;
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
◦cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers;
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
Acquisitions and Future Growth. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:
◦failure to make acquisitions on economically acceptable terms, including as a result of changes in financial institutions’ policies or practices concerning businesses linked to fossil fuels, or to successfully integrate acquired assets; and
◦failure to manage risks associated with acquisitions.
Regulatory Matters. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:
◦significant expenditures or liabilities resulting from federal, state and local laws and regulations pertaining to environmental protection, operational safety, or the Renewable Fuel Standard;

◦changes in demand for motor fuel resulting from federal and/or state regulations that may discourage the use or storage of petroleum products;
◦significant expenditures or penalties associated with federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products we purchase;
◦changes in federal, state or local laws and regulations pertaining to the facilities and operations of third parties that supply fuel to our storage terminals;
◦impacts to our business as a result of the energy transition and legislative, regulatory, and financial risks relating to climate change; and
◦regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder.
Indebtedness. Our business, results of operations, cash flows and financial condition, as well as our ability to make distributions and the market value of our common units, could be impacted by the following:
◦our future debt levels;
◦ increases in interest rates, including the impact to the relative value of our distributions to yield-oriented investors; and
◦restrictions and financial covenants associated with our debt agreements.
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

PART I
Item 1.    Business
General
As used in this report, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries as applicable and appropriate.
Overview
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP ("Energy Transfer"). As of February 11, 2022, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units, which constituted a 28.4% limited partner interest in us, and all of our incentive distribution rights ("IDRs").

The following simplified diagram depicts our organizational structure as of February 11, 2022.
We are primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other commercial customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. Additionally, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of December 31, 2021, we also operated 78 retail stores located in Hawaii and New Jersey.
As of December 31, 2021, we distribute motor fuels across approximately 40 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We distributed approximately 7.5 billion gallons of motor fuel during 2021 through our independent dealers, distributors, other commercial customers, retail sites operated by commission agents and retail sites owned and operated by us.
Operating Subsidiaries
Our primary operations are conducted by the following consolidated subsidiaries:
•Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in approximately 40 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Arkansas, Florida, Illinois, Maryland, New Jersey, New York, Texas, and Virginia.
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

Recent Developments
On February 4, 2022, we executed a definitive agreement to acquire a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $190 million. The facility is the largest transmix plant in North America with a processing capacity of 23,000 barrels per day and onsite product storage of approximately 750,000 barrels.
On October 20, 2021, we completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2030 (the "2030 Notes"). We used the proceeds to fund a tender offer and the repurchase of all of the 5.500% senior notes due 2026 (the “2026 Notes”). In connection with our issuance of the 2030 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2030 Notes for an issue of registered notes with terms substantively identical to the 2030 Notes and evidencing the same indebtedness as the 2030 Notes on or before October 20, 2022.
On October 8, 2021, we acquired eight refined product terminals from NuStar Energy L.P. for $250 million. The terminals have a combined storage capacity of approximately 14.8 million barrels and are located along the East Coast and in the greater Chicago market.
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
Our Relationship with Energy Transfer LP
One of our principal strengths is our relationship with Energy Transfer. As of February 11, 2022, Energy Transfer owned 100% of the membership interest in our General Partner, all of our incentive distribution rights and 28,463,967 of our common units, which constituted a 28.4% limited partner interest in us. Given the significant ownership, we believe Energy Transfer will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of Energy Transfer to facilitate organic growth opportunities and accretive acquisitions from third parties, although Energy Transfer is not under any obligation to do so.
Energy Transfer is one of the largest and most diversified midstream energy companies in North America. Energy Transfer, through its wholly-owned operating subsidiaries, is engaged primarily in natural gas and natural gas liquids transportation, storage and fractionation services and refined product and crude oil operations including transportation, terminalling services and storage.
Our Business and Operations
Our business is comprised of two reportable segments, Fuel Distribution and Marketing and All Other.
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
We are the exclusive wholesale supplier of the Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,513 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States. We believe we are one of the largest independent motor fuel distributors, by gallons, in the United States. We also are one of the largest distributors of Chevron, Texaco, ExxonMobil and Valero branded motor fuel in the United States. In addition to distributing motor fuels, we also distribute other petroleum products such as propane and lubricating oil, and we receive lease income from real estate that we lease or sublease.

During 2021, we purchased motor fuel primarily from independent refiners and major oil companies and distributed it across approximately 40 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:
•78 company-owned and operated retail stores;
•540 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangements with such operators;
•6,741 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,424 other commercial customers, including unbranded retail stores, other fuel distributors, school districts and municipalities and other industrial customers.
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
Our supply contracts and distribution contracts are typically constructed so that we receive either (i) a fee per gallon equal to the posted rack rate, less any applicable commercial discounts, plus transportation costs, taxes and a fixed, volume-based fee, which is usually expressed in cents per gallon, or (ii) a variable cent per gallon margin (“dealer tank wagon pricing”).
During 2021, our Fuel Distribution and Marketing business distributed fuel to 540 commission agent locations. Under these arrangements, we generally provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent commission agents.
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
Terminals and Transmix
We operate two transmix processing facilities and twenty-four refined product terminals (six in Hawaii and eighteen in the continental United States). Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel. Our refined product terminals provide storage and distribution services used to supply our own retail stations as well as third-party customers. In addition, we provide services at our terminals to various third-party throughput customers.
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
For further detail of our segment results refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19-Segment Reporting.”
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

Real Estate and Lease Arrangements
As of December 31, 2021, our real estate and lease arrangements are as follows:

	Owned	Leased
Dealer and commission agent sites	615	279
Company-operated retail stores	6	72
Warehouses, offices and other	34	27
Total	655	378
Competition
In the Fuel Distribution and Marketing business, we compete primarily with other independent motor fuel distributors. The markets for distribution of motor fuel and the retail store industry are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. Significant competitive factors include the availability of major brands, customer service, price, range of services offered and quality of service, among others. We rely on our ability to provide value-added and reliable service and control our operating costs in order to maintain our margins and competitive position.
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
Environmental Matters
Environmental Laws and Regulations
We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks; the release or discharge of hazardous materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of regulated materials; the exposure of persons to regulated materials; and the remediation of contaminated soil and groundwater. For more information, see “Our operations are subject to federal, state and local laws and regulations pertaining to environmental protection and operational safety that may require significant expenditures or result in liabilities that could have a material adverse effect on our business” in "Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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
We believe we are in compliance in all material respects with applicable environmental laws and regulations, and we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. Any future change in regulatory requirements could cause us to incur significant costs. We incorporate by reference into this section our disclosures included in Note 13 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Environmental Reserves
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $19 million as of December 31, 2021. As of December 31, 2021, we have additional reserves of $79 million that represent our estimate for future asset retirement obligations for underground storage tanks.
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

Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At the federal level, Congress has considered legislation to reduce GHG emissions in the United States. Such federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. This vehicle emission standard has become increasingly stringent overtime; for example, in December 2021, the Biden Administration announced revised GHG emissions standards for light-duty vehicle fleets for Model Years 2023-2026 that require lower average emissions per mile. Several states have also adopted, or are considering adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products. In addition, the federal regulation of methane emissions from the oil and gas sector have been subject to substantial uncertainty in recent years. In 2020, the Trump Administration revised regulations initially promulgated in June 2016 to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, the EPA proposed a rule that would establish new standards of performance for methane and volatile organic compound emissions for both new and existing sources in the oil and gas sector, including transmission and storage facilities. Operators of affected facilities would have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. The EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule and anticipates the issuance of a final rule by the end of the year. Additionally, President Biden has announced that climate change will be a focus of his administration. In January 2021, he issued an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Subsequently, various federal agencies have taken, or have announced plans to take, further actions relating to climate change, some of which may impact our operations.
At the international level, the United States and 195 other countries reached an agreement (the “Paris Agreement”) during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. President Biden has recommitted the United States to the Paris agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The full impact of these actions is uncertain at this time. However, any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations.
Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations or those of our supply chains. Such physical risks may result in damage to our facilities or our customers’ facilities or otherwise adversely impact our operations, such as to the extent changing weather and temperature trends reduce the demand for our products or frequency with which consumers may visit our locations or impact the cost or availability of insurance. Moreover, certain parties, including local and state governments, have from time to time filed lawsuits against various fossil fuel energy companies seeking damages for alleged physical impacts resulting from climate change or relating to false or misleading statements related to fossil fuel’s contribution to climate change. Further, there are increasing financial risks to companies in the fossil fuel sector as members of the general financial and investment communities increase sustainability considerations in their practices. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. These efforts may adversely affect the market for our securities and our ability to access capital and financial markets in the future. Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements. These various political, regulatory, financial, physical and litigation risks related to climate change have the potential adversely impact our operations and financial performance.

Water
The U.S. Federal Water Pollution Control Act, as amended, (the "Clean Water Act"), and analogous state laws, impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States (“WOTUS”). The definition of WOTUS has been subject to repeated change in recent years, and the Biden Administration has published a proposed rulemaking to return to a pre-2015 definition until a new definition is proposed, which the administration has announced is underway. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act, and can also pursue injunctive relief to enforce compliance with the Clean Water Act and analogous laws. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines.
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
Human Capital Management
As of December 31, 2021, we employed an aggregate of 2,225 employees, 289 of which are represented by labor unions. We and our subsidiaries believe that our relations with our employees are good.

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
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption and has negatively impacted the global economy. In response to the pandemic, governments around the world have implemented stringent measures to help reduce the spread of the virus, including stay-at-home orders, travel restrictions and other measures. Due to reductions in economic activity, the world is experiencing reduced demand for petroleum products, including motor fuels, which has adversely affected our business.
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
•regulatory changes that could impact the markets in which we operate, such as immigration or trade reform laws or regulations prohibiting or limiting hydraulic fracturing, which could reduce demand for or supply of our goods and services or lead to pricing, currency, or other pressures; and
•deflationary economic pressures, which could hinder our ability to operate profitably in view of the challenges inherent in making corresponding deflationary adjustments to our cost structure.
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
Sales of refined motor fuels account for approximately 97% of our total revenues and 77% of our gross profit for the year ended December 31, 2021. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
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
New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. For example, in December 2021, the Biden Administration announced revised GHG emissions standards for light-duty vehicle fleets for Model Years 2023-2026, which some manufacturers may meet by increasing fuel efficiency or increasing the prevalence of zero-emissions vehicles in their fleets. The Biden Administration has also set a goal for federal vehicle acquisitions to be 100% zero-emissions vehicles by 2035, which may further influence the composition of vehicle fleets. Any of these outcomes could result in fewer visits to our convenience stores or independently operated commission agents and dealer locations, a reduction in demand from our wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
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
Severe weather, which may increase in frequency and intensity due to climate change, could adversely affect our business by damaging our suppliers’ or our customers’ facilities or communications networks.
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
We do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 36% of the partnership, commission agent or dealer operated retail service stations where we currently control the real estate. We also have rental agreements for certain logistics facilities. As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
As of December 31, 2021, our consolidated balance sheet reflected $1.57 billion of goodwill and $542 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles (“GAAP”) require us to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or when events or circumstances occur, indicating that goodwill or indefinite-lived intangible assets might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization. Impairment charges are allowed to be removed from our debt covenant calculations. See Note 7, "Goodwill and Other Intangible Assets" in the accompanying Notes to Consolidated Financial Statements for more information.

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
Terminal operations and associated facilities are subject to the Clean Air Act ("Clean Air Act") as well as comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required at our facilities. Any such future obligation could require us to incur significant additional capital or operating costs. For example, in November 2021, the EPA proposed a rule that would establish new standards of performance for methane and volatile organic compound emissions for both new and existing sources in the oil and gas sector, including transmission and storage facilities. Operators of affected facilities would have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. The EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule and anticipates the issuance of a final rule by the end of the year.
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

We are required to make financial expenditures to comply with regulations governing underground storage tanks as adopted by federal, state and local regulatory agencies. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures. For example, the EPA has previously published rules that amend existing federal underground storage tank rules, requiring certain upgrades to underground storage tanks and related piping to further ensure the detection, prevention, investigation, and remediation of leaks and spills.
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
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States to date, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has announced that climate change will be a focus of his administration. On January 27, 2021, he issued an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions related to climate change that have or may have a significant impact on our operations. For example, in response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from certain sources in the United States on an annual basis, including certain of our operations; moreover, as part of President Biden’s focus on climate change, the EPA has proposed new methane standards for both new and existing sources in the oil and gas sector. For more information, see our regulatory disclosure titled “Air Emissions and Climate Change.”
Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden has recommitted the United States to the Paris agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The full impact of these actions is uncertain at this time.

However, any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations. Increasingly, fossil fuel companies are also exposed to litigation risks from climate change.
Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. For example, at COP26, the GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve has joined the NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, or for us to obtain funding for growth projects, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects. Additionally, the Securities and Exchange Commission announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations or those of our supply chains. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, such as to the extent changing weather and temperature trends reduce the demand for our products or frequency with which consumers may visit our locations or impact the cost or availability of insurance. Moreover, certain parties, including local and state governments, have from time to time filed lawsuits against various fossil fuel energy companies seeking damages for alleged physical impacts resulting from climate change or relating to false or misleading statements related to fossil fuel’s contribution to climate change. These various political, regulatory, financial, physical and litigation risks related to climate change have the potential adversely impact our operations and financial performance.
A climate-related decrease in demand for crude oil could negatively affect our business.
Supply and demand for crude oil is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHGs could increase the cost of consuming crude oil, thereby potentially causing a reduction in the demand for this product. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes or consumer preferences could result in decreased demand for products like crude oil. Any decrease in demand could consequently reduce demand for our services and could have a negative effect on our business.
Increased attention to environmental, social and governance (“ESG”) matters and conservation measures may adversely impact our business.
Increasing attention to climate change, societal expectations on companies to address climate change and other ESG matters, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in reduced demand for fossil fuel products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to climate change or asserted damage to the environment, or to other mitigating factors.
Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures may be based on expectations and assumptions. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel companies based on climate change related concerns, which could affect our access to capital.
We are subject to federal laws related to the Renewable Fuel Standard.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, at times, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (“RFS”) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINS”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINS it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINS to other obligated parties, which may cause an impact on the fuel margins associated with the Partnership’s sale of gasoline. Additionally, the price of RINS is not fixed and is subject to change due to various considerations, including regulatory actions. In December 2021, the EPA proposed to modify the 2021 and 2022 volume targets for renewable fuels and, in light of the impacts of the COVID-19 pandemic, to retroactively reduce the targets for 2020. We cannot predict the impact of such modifications, but any such reduction may decrease demand for RINS and, thus, the prices we are able to realize from the RINS we obtain.
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
We had $3.3 billion of debt outstanding as of December 31, 2021. We have the ability to incur additional debt under our revolving credit facility and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:
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
Approximately $581 million of our outstanding indebtedness as of December 31, 2021 bears interest at variable interest rates. Should variable interest rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
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
Risks Related to Our Structure
Our General Partner
Energy Transfer owns and controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including Energy Transfer, have conflicts of interest with us and limited contractual duties and they may favor their own interests to the detriment of us and our unitholders.
Energy Transfer owns and controls our General Partner and appoints all of the officers and directors of our General Partner. Although our General Partner has a contractual obligation to manage us in a manner it believes is not adverse to us, the executive officers and directors of our General Partner also have a contractual duty to manage our General Partner in a manner beneficial to Energy Transfer. Therefore, conflicts of interest may arise between Energy Transfer and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:
•Our General Partner’s affiliates, including Energy Transfer and its affiliates, are not prohibited from engaging in other business or activities, including those in direct competition with us.
•In addition, neither our partnership agreement nor any other agreement requires Energy Transfer to pursue a business strategy that favors us. The affiliates of our General Partner have contractual duties to make decisions in their own best interests and in the best interest of their owners, which may be contrary to our interests. In addition, our General Partner is allowed to take into account the interests of parties other than us or our unitholders, such as Energy Transfer, in resolving conflicts of interest.
•Certain officers and directors of our General Partner are officers or directors of affiliates of our General Partner, and also devote significant time to the business of these entities and are compensated accordingly.
•Affiliates of our General Partner, including Energy Transfer, are not limited in their ability to compete with us and may offer business opportunities or sell assets to parties other than us.
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
•Energy Transfer may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to Energy Transfer’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.
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
Our partnership agreement limits the liability and duties of our General Partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty under Delaware law. Delaware partnership law permits such contractual reductions or elimination of fiduciary duty. By purchasing common units, common unitholders consent to be bound by the partnership agreement, and pursuant to our partnership agreement, each unitholder consents to various actions and conflicts of interest contemplated in our partnership agreement that might otherwise constitute a breach of fiduciary or other duties under Delaware law. For example:
•Our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to its capacity as General Partner. This entitles our General Partner to consider only the interests and factors that it desires, with no duty or obligation to give consideration to the interests of, or factors affecting, our common unitholders. Decisions made by our General Partner in its individual capacity will be made by Energy Transfer, as the owner of our General Partner, and not by the board of directors of our General Partner. Examples of such decisions include:
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
Energy Transfer may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of our General Partner’s board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.
Energy Transfer has the right, at any time it has received incentive distributions at the highest level to which it is entitled (50%) for each of the prior four consecutive whole fiscal quarters (and the amount of each such did not exceed adjusted operating surplus for each such quarter), to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. Following a reset election by Energy Transfer, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution reflected by the current target distribution levels.
If Energy Transfer elects to reset the target distribution levels, it will be entitled to receive a number of common units equal the number of common units which would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to Energy Transfer on the incentive distribution rights in the prior two quarters. We anticipate that Energy Transfer would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that Energy Transfer could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units to Energy Transfer in connection with resetting the target distribution levels.
Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors.
Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our common unitholders have no right on an annual or ongoing basis to elect our General Partner or its board of directors. The board of directors of our General Partner, including the independent directors, are chosen entirely by Energy Transfer due to its ownership of our General Partner, and not by our common unitholders. Unlike a publicly traded corporation, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of management.
Even if holders of our common units are dissatisfied, they cannot easily remove our General Partner without its consent.
If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Our General Partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our General Partner and its affiliates. As of December 31, 2021, Energy Transfer and its affiliates held approximately 34.0% of our outstanding common units, which constitutes a 28.4% limited partner interest in us.
Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
Our General Partner may transfer its General Partner interest to a third party without the consent of our unitholders in a merger, in a sale of all or substantially all of its assets or in other transactions so long as certain conditions are satisfied. Furthermore, our partnership agreement does not restrict the ability of Energy Transfer to transfer all or a portion of its interest in our General Partner to a third party. Any new owner of our General Partner or our General Partner interest would then be in a position to replace the board of directors and executive officers of our General Partner with its own designees without the consent of unitholders and thereby exert significant control over us, and may change our business strategy.
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
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Energy Transfer.
As of December 31, 2021, Energy Transfer owned 28,463,967 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.
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
Investments in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”) raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.
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
In addition to U.S. federal income taxes, unitholders may be subject to other taxes, including state and local income taxes, unincorporated business taxes, and estate, inheritance or intangibles taxes that may be imposed by the various jurisdictions in which we conduct business or own property now or in the future or in which the unitholder is a resident. We currently own property or do business in a substantial number of states, most of which impose a personal income tax and many of which impose an income tax on corporations and other entities. We may also own property or do business in other states in the future. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in us.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion, to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.
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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations and other guidance from the IRS provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023. Thereafter, the obligation to withhold on a transfer of interests in a publicly traded partnership that is effected through a broker is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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

Part II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interest
As of February 11, 2022, we had outstanding 83,688,670 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and incentive distribution rights. As of February 11, 2022, Energy Transfer directly owned approximately 34.0% of our outstanding common units, which constitutes a 28.4% limited partner ownership interest in us. Our General Partner is 100% owned by Energy Transfer and owns a non-economic general partner interest in us. Energy Transfer also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.503125 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange under the symbol “SUN.” Our common units have been traded on the NYSE since September 20, 2012.
Holders
At the close of business on February 11, 2022, we had eighteen holders of record of our common units and two holders of record of our Class C units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus, after the payment of distributions to the Class C unitholders, between our common unitholders and the holder of our IDRs based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of the holder of our IDRs and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per common unit target amount.” The percentage interests shown for our common unitholders and the holder of our IDRs for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. Energy Transfer currently owns all of our IDRs.

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
Class C Units are entitled to receive quarterly distributions at a rate of $0.8682 per Class C Unit. The distributions on the Class C Units are paid out of our available cash, except that the Class C Units do not share in distributions of available cash to the extent such cash is derived from or attributable to any distribution received by us from Sunoco Retail, our indirect wholly-owned subsidiary that is subject to state and federal income tax, the proceeds of any sale of the membership interests in Sunoco Retail, or any interest or principal payments we receive with respect to indebtedness of Sunoco Retail or its subsidiaries. The Class C Units are entitled to receive distributions of available cash (other than available cash attributable to Sunoco Retail) prior to distributions of such cash being made on our common units. Any unpaid distributions on the Class C Units will accrue interest at a rate of 1.5% per annum until paid in full in cash. The Class C Units are perpetual, do not have any rights of redemption or conversion, do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, and are not traded on any public securities market.
Equity Compensation Plan
For disclosures regarding securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”
Item 6.    Reserved
This item is reserved as a result of the Company’s adoption of Item 301 of Regulation S-K, pursuant to rules adopted by the Securities and Exchange Commission on November 19, 2020, which included removing the requirement to include selected financial data.
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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of December 31, 2021, we also operated 78 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner, which is owned by Energy Transfer LP (“Energy Transfer”). As of December 31, 2021, Energy Transfer owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 34.0% of our common units, which constituted a 28.4% limited partner interest in us.

We believe we are one of the largest independent motor fuel distributors, by gallons, in the United States and one of the largest distributors of Chevron, Texaco, ExxonMobil, and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across approximately 40 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii, to:
•78 company-owned and operated retail stores;
•540 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangement with such operators;
•6,741 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,424 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments and Outlook
The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. As a provider of critical energy infrastructure, our business has been designated as a “critical business” and our employees as “critical infrastructure workers” pursuant to the Department of Homeland Security Guidance on Essential Critical Infrastructure Workforce(s). As an essential business providing motor fuels, the safety of our employees and the continued operation of our assets are our top priorities and we will continue to operate in accordance with federal and state health guidelines and safety protocols. We have implemented several new policies and provided employee training to help maintain the health and safety of our workforce. The future impact of the outbreak is highly uncertain and we cannot predict the impact on our volume demand, gross profit or collections from customers. We cannot assure you that COVID-19 will not have other material adverse impacts on the Partnership's future results. See "Item 1A. Risk Factors" for further discussion.
On February 4, 2022, we executed a definitive agreement to acquire a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $190 million. The facility is the largest transmix plant in North America with a processing capacity of 23,000 barrels per day and onsite product storage of approximately 750,000 barrels.
On October 20, 2021, we completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2030 (the "2030 Notes"). We used the proceeds to fund a tender offer and the repurchase of all of the 5.500% senior notes due 2026 (the “2026 Notes”). In connection with our issuance of the 2030 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2030 Notes for an issue of registered notes with terms substantively identical to the 2030 Notes and evidencing the same indebtedness as the 2030 Notes on or before October 20, 2022.
Acquisitions
On October 8, 2021, we acquired eight refined product terminals from NuStar Energy L.P. for $250 million. The terminals have a combined storage capacity of approximately 14.8 million barrels and are located along the East Coast and in the greater Chicago market.
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
Key operating metrics set forth below are presented for the years ended December 31, 2021, 2020 and 2019, and have been derived from our historical consolidated financial statements.

	Year Ended December 31,
	2021				2020
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$16,569	$583	$17,152		$9,930	$402	$10,332
Non motor fuel sales	82	224	306		54	186	240
Lease income	127	11	138		127	11	138
Total revenues	$16,788	$818	$17,596		$10,111	$599	$10,710
Gross profit (1):
Motor fuel sales	$991	$48	$1,039		$691	$73	$764
Non motor fuel sales	64	109	173		48	106	154
Lease	127	11	138		127	11	138
Total gross profit	$1,182	$168	$1,350		$866	$190	$1,056
Net income and comprehensive income	$500	$24	$524		$208	$4	$212
Adjusted EBITDA (2)	$672	$82	$754		$654	$85	$739
Operating data:
Motor fuel gallons sold			7,545				7,094
Motor fuel gross profit cents per gallon (3)			11.2	¢			11.9	¢
_______________________________
(1)Excludes depreciation, amortization and accretion.
(2)We define Adjusted EBITDA, which is a non-GAAP financial measure, as described above under “Key Measures Used to Evaluate and Assess Our Business.”
(3)Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.
The Partnership’s results of operations are discussed on a consolidated basis below. Those results are primarily driven by the Partnership’s fuel distribution and marketing segment, which is its only significant segment. To the extent that results of operations are significantly impacted by discrete items or activities within the All Other segment, such impacts are specifically attributed to the All Other segment in the discussion and analysis below.
In the discussion below, the analysis of the Partnership’s primary revenue generating activities are discussed in the analysis of Adjusted EBITDA, and other significant items impacting net income are analyzed separately.
The following table presents a reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in millions)
Adjusted EBITDA
Fuel Distribution and Marketing	$672	$654	$18
All Other	82	85	(3)
Total Adjusted EBITDA	754	739	15
Depreciation, amortization and accretion	(177)	(189)	12
Interest expense, net	(163)	(175)	12
Non-cash unit-based compensation expense	(16)	(14)	(2)
Gain (loss) on disposal of assets	14	(2)	16
Loss on extinguishment of debt	(36)	(13)	(23)
Unrealized gain (loss) on commodity derivatives	14	(6)	20
Inventory adjustments	190	(82)	272
Equity in earnings of unconsolidated affiliate	4	5	(1)
Adjusted EBITDA related to unconsolidated affiliate	(9)	(10)	1
Other non-cash adjustments	(21)	(17)	(4)
Income tax expense	(30)	(24)	(6)
Net income and comprehensive income	$524	$212	$312
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following discussion of results compares the operations for the years ended December 31, 2021 and 2020.
Adjusted EBITDA. Total Adjusted EBITDA for 2021 was $754 million, an increase of $15 million from 2020. The increase is primarily attributable to the following changes:
•an increase in non motor fuel gross profit and lease income of $19 million, primarily due to an increase in storage tanks and terminals gross profit; and
•a decrease in operating costs of $11 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease was primarily due to lower expected credit losses, employee costs and consulting costs; partially offset by an increase in advertising costs, acquisition costs and credit card costs; partially offset by
•a decrease in the gross profit on motor fuel sales of $14 million, primarily due to a 5.8% decrease in gross profit per gallon sold; partially offset by a 6.4% increase in gallons sold.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $177 million in 2021, a decrease of $12 million from 2020 primarily due to a change in estimates for accretion and amortization expense.
Interest Expense. Interest expense was $163 million in 2021, a decrease of $12 million from 2020. This decrease is primarily attributable to a slight decrease in average total long-term debt and a decrease in the weighted average interest rate on long-term debt for the respective periods.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $16 million in 2021, a slight increase of $2 million from 2020 due to award activity.
Gain (Loss) on Disposal of Assets. Gains and losses on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For 2021 and 2020, proceeds of disposal from property and equipment were $34 million and $13 million, respectively.
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $36 million and $13 million in 2021 and 2020, respectively, was related to the repurchase of the Partnership’s outstanding 2026 and 2023 senior notes, respectively.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $190 million, creating a favorable impact to net income. For 2020, a decline in fuel prices increased lower of cost or market reserve requirements for the period by $82 million, creating an adverse impact to net income.
Income Tax Expense. Income tax expense for 2021 was $30 million, an increase of $6 million from income tax expense of $24 million in 2020. This increase is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries in 2021.
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended December 31,
	2020			2019
	Fuel Distribution and Marketing	All Other	Total	Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$9,930	$402	$10,332	$15,522	$654	$16,176
Non motor fuel sales	54	186	240	62	216	278
Lease income	127	11	138	131	11	142
Total revenues	$10,111	$599	$10,710	$15,715	$881	$16,596
Gross profit (1):
Motor fuel sales	$691	$73	$764	$817	$89	$906
Non motor fuel sales	48	106	154	53	115	168
Lease	127	11	138	131	11	142
Total gross profit	$866	$190	$1,056	$1,001	$215	$1,216
Net income and comprehensive income	$208	$4	$212	$290	$23	$313
Adjusted EBITDA (2)	$654	$85	$739	$545	$120	$665
Operating data:
Motor fuel gallons sold			7,094			8,193
Motor fuel gross profit cents per gallon (3)			11.9 ¢			10.1 ¢
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
_______________________________

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
•a decrease in operating costs of $54 million. These expenses include other operating expense, general and administrative expense and lease expense. The decrease was primarily due to lower employee costs, maintenance, advertising, credit card fees and utilities, which was partially offset by a $12 million charge for current expected credit losses of our accounts receivable in connection with the financial impact from COVID-19; and
•an increase of $6 million in Adjusted EBITDA related to unconsolidated affiliate, which was attributable to the joint venture on the J.C. Nolan diesel fuel pipeline to West Texas; partially offset by
•a decrease in non motor fuel gross profit and lease income of $18 million, primarily due to reduced credit card transactions and merchandise gross profit related to the COVID-19 pandemic in 2020.
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
The Partnership is party to an Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "2018 Revolver"). As of December 31, 2021, we had $25 million of cash and cash equivalents on hand and borrowing capacity of $0.9 billion under the 2018 Revolver. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net cash provided by (used in)
Operating activities	$543	$502	$435
Investing activities	(387)	(120)	(164)
Financing activities	(228)	(306)	(306)
Net increase (decrease) in cash and cash equivalents	$(72)	$76	$(35)
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
Cash Flows Provided by Operations. Net cash provided by operations was $543 million, $502 million, and $435 million for 2021, 2020, and 2019, respectively.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The increase in cash flows provided by operations was primarily due to a $43 million net increase in cash basis net income compared to the prior year; partially offset a decrease in net cash flow from operating assets and liabilities of $2 million compared to the prior year.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The increase in cash flows provided by operations was primarily due to an increase in net cash flow from operating assets and liabilities of $54 million and a $13 million net increase in cash basis net income compared to the prior year.
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

Cash Flows Used in Investing Activities. Net cash used in investing activities was $387 million, $120 million, and $164 million for 2021, 2020, and 2019, respectively.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net cash used in investing activities included $256 million and $12 million of cash paid for acquisitions in 2021 and 2020, respectively. Capital expenditures were $174 million and $124 million for 2021 and 2020, respectively. Proceeds from disposal of property and equipment were $34 million and $13 million in 2021 and 2020, respectively. Distributions from unconsolidated affiliate in excess of cumulative earnings were $9 million in 2021 and $11 million in 2020. Contributions to unconsolidated affiliate were $8 million in 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net cash used in investing activities included $12 million and $5 million of cash paid for acquisitions in 2020 and 2019, respectively. Capital expenditures were $124 million and $148 million for 2020 and 2019, respectively. Contributions to unconsolidated affiliate were $8 million and $41 million in 2020 and 2019, respectively. Proceeds from disposal of property and equipment were $13 million and $30 million in 2020 and 2019, respectively. Distributions from unconsolidated affiliate in excess of cumulative earnings were $11 million in 2020 and zero in 2019.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Cash Flows Used in Financing Activities. Net cash used in financing activities was $228 million, $306 million, and $306 million for 2021, 2020, and 2019, respectively.
Year Ended December 31, 2021
During the year ended December 31, 2021 we:
•issued $800 million of 4.500% senior notes due 2030;
•paid $800 million to repurchase the 5.500% senior notes due 2026;
•paid $436 million to repurchase the 4.875% senior notes due 2023;
•borrowed $1.9 billion and repaid $1.3 billion under our 2018 Revolver to fund daily operations; and
•paid $357 million in distributions to our unitholders, of which $165 million was paid to Energy Transfer.
Year Ended December 31, 2020
During the year ended December 31, 2020 we:

•issued $800 million of 4.500% senior notes due 2029;
•paid $564 million to repurchase 56% of the 4.875% senior notes due 2023;
•borrowed $1.1 billion and repaid $1.3 billion under our 2018 Revolver to fund daily operations; and
•paid $354 million in distributions to our unitholders, of which $165 million was paid to Energy Transfer.
Year Ended December 31, 2019
During the year ended December 31, 2019 we:
•issued $600 million of 6.000% senior notes due 2027;
•borrowed $2.4 billion and repaid $3.0 billion under our 2018 Revolver to fund daily operations; and
•paid $353 million in distributions to our unitholders, of which $165 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On January 26, 2022, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended December 31, 2021, excluding distributions to Class C unitholders. The distribution was paid on February 18, 2022 to all unitholders of record on February 8, 2022.
    Capital Expenditures
Included in our capital expenditures for 2021 was $39 million in maintenance capital and $135 million in growth capital. Growth capital relates primarily to the construction of the Partnership’s Brownsville, Texas terminal and dealer and distributor supply contracts.
We currently expect to spend approximately $50 million in maintenance capital and at least $150 million in growth capital for the full year 2022.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Sale leaseback financing obligation	$91	$97
2018 Revolver	581	—
4.875% Senior Notes Due 2023	—	436
5.500% Senior Notes Due 2026	—	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	—
Finance leases	9	6
Total debt	3,281	3,139
Less: current maturities	6	6
Less: debt issuance costs	26	27
Long-term debt, net of current maturities	$3,249	$3,106
Revolving Credit Agreement
The Partnership is party to the 2018 Revolver. As of December 31, 2021, the balance on the 2018 Revolver was $581 million, and $6 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at December 31, 2021 was $0.9 billion. The weighted average interest rate on the total amount outstanding at December 31, 2021 was 2.10%. The Partnership was in compliance with all financial covenants at December 31, 2021.

Contractual Obligations
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 1.0 million barrels with an aggregated unrealized gain of $8.4 million at December 31, 2021.
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
Impairments of Goodwill, Intangible Assets and Long-Lived assets. At December 31, 2021, we had goodwill recorded in conjunction with past business acquisitions and “push down” accounting totaling $1.6 billion. Under GAAP, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have three reporting units that are appropriate for testing goodwill impairment.
During the fourth quarter of 2021 and 2020, management used qualitative factors to determine whether it was more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeded its carrying amount for the reporting units. No impairments were identified for the reporting units as a result of these tests. During the first quarter of 2020, due to the impacts of the COVID-19 pandemic and the decline in the Partnership’s market capitalization, management determined that interim impairment testing should also be performed. We performed the 2020 interim impairment tests consistent with our quantitative approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the 2020 interim impairment test, no goodwill impairment was identified for the reporting units.
The Partnership determined the 2020 interim fair value of our reporting units using a weighted combination of the discounted cash flow method and the guideline company method. The assumptions and estimates used did not vary significantly from previous assessments. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding variable interest rate borrowings on the 2018 Revolver of $581 million as of December 31, 2021. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the twelve months ended December 31, 2021 and 2020.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks and transmix in storage. As of December 31, 2021, we held approximately $496 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange, and Intercontinental Exchange, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 1.0 million barrels with an aggregated unrealized gain of $8.4 million at December 31, 2021.
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
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2021, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2021, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm".
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2021, and our report dated February 18, 2022 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 18, 2022

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interest in our General Partner is solely owned by Energy Transfer LP (“Energy Transfer”). As the sole member of our General Partner, Energy Transfer is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner’s limited liability company agreement provides that our General Partner’s Board of Directors (the “Board”) shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2021, the Board consisted of seven persons, four of whom qualify as “independent” under the listing standards of the NYSE and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE’s listing standards, SEC rules and our governance guidelines are Oscar A. Alvarez, Imad K. Anbouba, William P. Williams and David K. Skidmore.
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
Committees of the Board of Directors
The Board has established standing committees to consider designated matters. The standing committees of the Board are: the audit committee and the compensation committee. The listing standards of the NYSE do not require boards of directors of publicly traded limited partnerships to be composed of a majority of independent directors, nor are they required to have a standing nominating or compensation committee. Notwithstanding, the Board has elected to have a standing compensation committee. We do not have a nominating committee in view of the fact that Energy Transfer, which owns our General Partner, appoints the directors to our Board. The Board has adopted governance guidelines for the Board and charters for each of the audit and compensation committees.
Audit Committee
We are required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The current members of the audit committee are Oscar A. Alvarez, Imad K. Anbouba and David K. Skidmore, each of whom are independent under the NYSE’s standards and SEC’s rules for audit committee members. In addition, the Board has determined that Mr. Anbouba, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations.

The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The audit committee held four meetings during 2021.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Alvarez and includes Mr. Anbouba. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2021, neither Mr. Alvarez nor Mr. Anbouba was an officer or employee of affiliates of Energy Transfer, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Alvarez nor Mr. Anbouba is a former employee of affiliates of Energy Transfer. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The compensation committee held two meetings during 2021.
Code of Ethics
The Board has approved a Code of Business Conduct and Ethics which is applicable to all directors, officers and employees of our General Partner and its affiliates, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Business Conduct and Ethics is available on our website at http://www.sunocolp.com/investors/corporate-governance (under the ‘Investor Relations/Corporate Governance’ tab) and in print without charge to any unitholder who sends a written request to our secretary at our principal executive offices at 8111 Westchester Drive, Suite 400, Dallas, Texas 75225. We intend to post any amendments of this code, or waivers of its provisions applicable to directors or executive officers of our General Partner, including its principal executive officer, principal financial officer and principal accounting officer, at this location on our website.
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

Name	Age	Position With Our General Partner
Matthew S. Ramsey	66	Chairman of the Board
Joseph Kim	50	President & Chief Executive Officer and Director
Arnold D. Dodderer	53	General Counsel & Assistant Secretary
Karl R. Fails	47	Executive Vice President, Chief Operations Officer
Brian A. Hand	54	Senior Vice President, Chief Sales Officer
Alison C. Gladwin	44	Senior Vice President, Marketing & Administration
Dylan A. Bramhall	45	Chief Financial Officer
Oscar A. Alvarez	66	Director
Imad K. Anbouba	67	Director
William P. Williams	84	Director
David K. Skidmore	66	Director
Christopher R. Curia	66	Director and Executive Vice President, Human Resources

Matthew S. Ramsey - Chairman of the Board. Mr. Ramsey was appointed as the Chairman of the Board in April 2015, having previously been appointed to the Board in August 2014. Mr. Ramsey was appointed as a director of Energy Transfer’s general partner in July 2012 and served as a director of ETO’s general partner from November 2015 until its merger into Energy Transfer LP in April 2021. Mr. Ramsey has been the Chief Operating Officer or our general partner since October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P., and served as President and Chief Operating Officer of ETO’s general partner from November 2015 until its merger into Energy Transfer LP in April 2021. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Ramsey is also a director of Sunoco LP, having served as chairman of Sunoco LP’s board since April 2015, and of USAC, having served on that board since April 2018. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership, and previously served as a director of RSP Permian, Inc. where he served on the audit and compensation committees. In addition to his work in the energy business, Mr. Ramsey serves on the board of directors of the National Association of Manufacturers and as a Trustee of the Southwestern Medical Foundation. He is the former Chairman of the University of Texas Chancellor’s Council. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey was selected to serve based on vast experience in the oil and gas space and Energy Transfer believes that he provides valuable industry insight as a member of our Board of Directors.
Joseph Kim - President and Chief Executive Officer and Director. Mr. Kim was appointed to the Board in January 2018 and has served as President and Chief Executive Officer of our General Partner since January 2018. From June 2017 through December 2017, he served as President and Chief Operating Officer and prior to that served as Executive Vice President and Chief Development Officer since October 2015. Prior to joining the Partnership in October 2015, Mr. Kim held various executive positions, including Chief Operating Officer for Pizza Hut and Senior Vice President - Retail Strategy and Growth for Valero Energy. Prior to his 18 years with Pizza Hut and Valero, Mr. Kim worked for Arthur Andersen within both the Audit and Consulting business units. He is a graduate of Trinity University with a bachelor’s degree in Business Administration.
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
Karl R. Fails - Executive Vice President, Chief Operations Officer. Mr. Fails has served as Executive Vice President, Chief Operations Officer of our General Partner since September 2021. He is responsible for all aspects of the petroleum and renewable fuel supply chain, including supply and trading activities, fuel pricing, product quality, trucking transportation and midstream operations, which includes product terminals and transmix processing facilities. Mr. Fails previously held the positions of Senior Vice President, Chief Operations Officer from January 2019 to September 2021, Senior Vice President, Chief Commercial Officer from February 2018 to January 2019, and Executive Vice President - Supply & Trading from January 2017 to January 2018 and held various other leadership positions during his tenure at the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Fails served in various operations and engineering roles in the refining business for both Valero Energy and Exxon. He holds Bachelor’s degrees in Chemical Engineering and Math from Brigham Young University and a Master of Business Administration degree from the University of California, Berkeley.

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
Alison C. Gladwin - Senior Vice President, Marketing & Administration. Ms. Gladwin has served as Senior Vice President, Marketing & Administration since 2017. She is responsible for all aspects of marketing and non motor fuel revenue, including payments, technical services customer service and maintenance. In addition, she is responsible for growing the Partnership’s fuel distribution business by leading the new product development and innovation teams. Prior to joining the Partnership, Ms. Gladwin served in various marketing and finance roles at Yum! Brands, Cisco Systems and Motorola. She holds both a Bachelors of Business Administration and a Masters of Business Administration from the University of Texas at Austin.
Dylan A. Bramhall - Chief Financial Officer. Mr. Bramhall has served as Chief Financial Officer of our General Partner since October 2020 and currently is also Executive Vice President - Finance and Group Treasurer of Energy Transfer's General Partner. Mr. Bramhall joined Energy Transfer in 2015 as a result of its merger with Regency Energy Partners and is responsible for oversight of the Partnership’s Financial Planning and Analysis, Credit and Commodity Risk Management, Insurance, Cash Management, and Capital Markets groups. He also serves as a member of Energy Transfer’s Risk Oversight Committee and is on the board of directors for Permian Express Partners, a joint venture between Energy Transfer and Exxon Mobil, and Energy Transfer Canada, the Canadian business unit of Energy Transfer. While at Regency, Mr. Bramhall held management positions in the finance, risk, commercial and operations groups. Mr. Bramhall holds a Bachelor of Business Administration in finance and Master of Business Administration in finance and operations management, both from the University of Iowa.
Oscar A. Alvarez - Director. Mr. Alvarez was appointed to the Board in March 2018. Mr. Alvarez chairs our compensation committee and serves on our audit committee. Mr. Alvarez served the Republic of Honduras for over 30 years, and was elected as a Representative in the National Congress of Honduras multiple times before retiring from politics in 2018. Over the course of his political career he was appointed to the cabinet position of Secretary of Security in both 2002 and 2010. Prior to this, he assisted with the diplomatic mission of the Honduran Embassy in Washington D.C. as Assistant Defense Attaché. In 1994, Mr. Alvarez entered the private sector and founded Atessa Seguridad S.A., providing turnkey security services for many major banks in the country of Honduras. A veteran of the Honduran Armed Forces, he is a graduate of United States Army Ranger School in Fort Benning, GA and the Special Forces Qualification Course at Fort Bragg, NC. Mr. Alvarez has a bachelor's degree from Texas A&M University, where he was the first cadet to be commissioned into a foreign army. He has also taken graduate courses in International Relations at Johns Hopkins University. Mr. Alvarez was selected to serve on our Board due to his extensive international experience.
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
William P. Williams - Director. Mr. Williams was appointed to the Board in May 2021. Mr. Williams began his career in the oil and gas industry in 1967 with Texas Power and Light Company as Manager of Pipeline Construction for Bi-Stone Fuel Company, a predecessor of Texas Utilities Fuel Company. In 1980, he was employed by Endevco as Vice President of Pipeline and Plant Construction, Engineering, and Operations. Prior to Endevco, he worked for Cornerstone Natural Gas followed by Vice President of Engineering and Operations at Energy Transfer Partners, L.P., ending his career as Vice President of Measurement on May 1, 2011. Mr. Williams was selected to serve on our Board due to his experience in the energy industry and his familiarity with our business.
David K. Skidmore - Director. Mr. Skidmore was appointed to the Board in May 2021. Mr. Skidmore serves on our audit committee. Mr. Skidmore previously served as a director of our General Partner from March 2013 to May 2021. He has been Vice President of Ventex Oil & Gas, Inc. since 1995 and has been actively involved in exploration and production throughout the Gulf Coast and mid-Continent regions for over 35 years. He founded Skidmore Exploration, Inc. in 1981 and has been an independent oil and gas producer since that time. From 1977 to 1981, he worked for Paraffine Oil Corporation and Texas Oil & Gas in Houston. He holds BS degrees in both Geology and Petroleum Engineering, is a Certified Petroleum Geologist and Registered Professional Engineer, and active member of the AAPG, and SPE. Mr. Skidmore was selected to serve as a director because of his continual involvement in geological, geophysical, legal, engineering and accounting aspects of an active oil and gas exploration company. As an energy professional, active oil and gas producer and successful business owner, Mr. Skidmore possesses valuable first-hand knowledge of the energy transportation business and market conditions affecting its economics.
Christopher R. Curia - Director and Executive Vice President-Human Resources. Mr. Curia was appointed to the Board in August 2014. Mr. Curia has served as Executive Vice President-Human Resources of our General Partner since April 2015. Mr. Curia joined ETO in July 2008 and was appointed the Executive Vice President and Chief Human Resources Officer of Energy Transfer in January 2015. Mr. Curia has served on the board of directors of the general partner of USA Compression Partners, LP since April 2018. Prior to joining ETO, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil and brings with him more than three decades of Human Resources experience in the oil and gas field. He also has several years’ experience in the retail sector of the energy industry. Mr. Curia earned a master’s degree in Industrial Relations from the University of West Virginia. Mr. Curia was selected to serve as a member of the Board due to the valuable perspective he brings from his extensive experience working as a human resources professional in the energy industry, and the insights he brings to the Board on matters such as succession planning, compensation, employee management and acquisition evaluation and integration.
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
Delinquent Section 16(a) Reports
Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2021, with the exception of one late Form 4 for Mr. Anbouba.
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

Item 11.    Executive Compensation
As is commonly the case for many publicly traded limited partnerships, we do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers. Because Energy Transfer controls our General Partner and owns a significant limited partner interest in us, Energy Transfer will be referenced throughout this Item 11. References to “our officers” and “our directors” refer to the officers and directors of our General Partner.
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2021 fiscal year are the following officers of our General Partner:

Name	Principal Position
Joseph Kim	President and Chief Executive Officer
Dylan A. Bramhall	Chief Financial Officer
Karl R. Fails	Executive Vice President, Chief Operations Officer
Brian A. Hand	Senior Vice President, Chief Sales Officer
Arnold D. Dodderer	General Counsel & Assistant Secretary
Our board of directors has established a compensation committee to review and make decisions with respect to the compensation determinations of our officers and directors. In this discussion, we refer to our compensation committee as the “Compensation Committee.” However, our Compensation Committee consults with and receives guidance and input, as appropriate, from Energy Transfer’s Compensation Committee, Energy Transfer’s Chairman of the board of directors, and Energy Transfer’s Executive Vice President and Chief Human Resources Officer to ensure compensation decisions are undertaken consistent with the compensation philosophy and objectives set by Energy Transfer.
In addition to his role as the Chief Financial Officer of our General Partner, Mr. Bramhall also serves as Executive Vice President of Finance and Group Treasurer of Energy Transfer’s general partner. Mr. Bramhall’s compensation is handled on a dual basis with the management of Energy Transfer, setting Mr. Bramhall’s salary, long-term incentive pool targets and annual bonus targets and awards of long-term incentives and annual bonus amounts attributable to his services to Energy Transfer. The Compensation Committee directly approves the portions of Mr. Bramhall’s long-term incentives and annual bonus attributable to his services to SUN. Mr. Bramhall’s compensation attributable to services performed for the benefit of SUN represents approximately 40% of his total compensation.
Compensation Philosophy and Objectives
Generally, our compensation philosophy and objectives are substantially the same as those set by Energy Transfer and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or “at-risk” compensation. We also share Energy Transfer’s philosophy that executives’ total compensation levels should be competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for our NEOs that provides for an annual base compensation rate slightly below the median market (i.e., approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles designed to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market for similarly situated businesses. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted unit and/or restricted phantom unit awards under the long-term incentive plan ("RSUs"), which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders. While the Partnership utilizes time-based forms of equity awards, the grant date valuation utilizes a modified total unitholder return (“TUR”) performance as measured against the average return of Energy Transfer’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs themselves are a time-vested vehicle. As discussed below, our Compensation Committee, in consultation with our General Partner, and, as applicable Energy Transfer or the Energy Transfer Compensation

Committee, are responsible for the compensation policies and compensation level of the named executive officers of our General Partner.
Our compensation program is structured to achieve the following:
•reward executives with an industry-competitive total compensation package of competitive base salaries and significant incentive opportunities yielding a total compensation package approaching the top-quartile of the market;
•attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships or other peer companies of similar size and in similar lines of business;
•motivate executive officers and key employees to achieve strong financial and operational performance;
•emphasize performance-based or “at-risk” compensation; and
•reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2021, the compensation paid to our NEOs consisted of the following components:
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
Periodically, we engage a third-party consultant to provide the Compensation Committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. During 2021, Meridian Compensation Partners (“Meridian”), the independent compensation advisor to Energy Transfer was engaged to provide targeted market review and benchmarking for the identified members of the senior leadership team. In particular, the review by Meridian was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership was reviewed by Meridian through various metrics in order to recognize the Partnership’s unique structure, including the facts that (i) the Partnership receives certain shared-service support from Energy Transfer; and (ii) in other functions, the Partnership operates in a manner consistent with an independent publicly-traded organization. As such, Meridian reviewed certain of our executive officers, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Meridian considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Meridian covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate officer, subsidiary officer or shared service function) given the unique characteristics of our structure. In addition to the companies reviewed as part of Meridian’s review for benchmarking, SUN will continue to work to refine a “core peer” group that is more identifiable in similar business lines and types as SUN.
Following Meridian’s review, the Compensation Committee reviewed the information provided, including Meridian’s specific conclusions and recommended considerations for all compensation going forward. The Compensation Committee considered and reviewed the results of the study performed by Meridian to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Meridian’s conclusions and recommendations. In general, Meridian found that the Partnership is largely achieving its stated objectives with respect to the “at-risk” approach and targeted level of compensation for our named executive officers.
In addition to the information received as part of Meridian’s review, the Compensation Committee also has access to information obtained from other sources in its determination of compensation levels for our named executive officers, such as annual third party surveys.
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
During the 2021 merit review process in July, the Compensation Committee approved base salary increase of 3.5% to each of the named executive officers. Mr. Kim’s salary increased to $551,681 from his previous level of $533,025, Mr. Bramhall’s salary increased to $362,250 from his previous level of $345,000, Mr. Fails’ salary increased to $358,860 from his previous level of $346,725, Mr. Hand’s salary increased to $331,009 from his previous level of $319,815, and Mr. Dodderer’s salary increased to $319,975 from his previous level of $309,154.
The 3.5% increase for the named executive officers discussed above reflects base salary increases consistent with the annual merit increase pool set for all employees of Energy Transfer and its employing affiliates for 2021 by the respective compensation committees.
In addition to Mr. Fails’ merit increase, in September 2021, the Compensation Committee approved a base pay increase to $376,805 from $358,860 in conjunction with his promotion to executive vice president.
In addition to the merit increases discussed above, the Compensation Committee, consistent with information contained in the Meridian review with respect to targeted total compensation for Mr. Kim’s position, determined to increase the base salary paid to Mr. Kim to $600,000 and this approval occurred in December 2021. In a similar action, Energy Transfer, also in December 2021 raised Mr. Bramhall’s base salary to $400,000.
Annual Bonus. In addition to base salary, the Compensation Committee makes a determination whether to award discretionary annual cash bonuses to employees, including our named executive officers, following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year.
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
For each calendar year, or any other period designated by the Compensation Committee (the “Performance Period”), the Compensation Committee will evaluate and determine an overall funded cash bonus pool based on achievement of (i) an internal Adjusted EBITDA target (“Adjusted EBITDA Target”), (ii) an internal distributable cash flow target (“DCF Target”) and (iii) performance of each department compared to the applicable departmental budget (“Departmental Budget Target”). For purposes of the Adjusted EBITDA Target and DCF Target established in the Bonus Plan, the measures of Adjusted EBITDA and Distributable Cash Flow are calculated using the same definitions as used in the Partnership’s publicly reported financial information, including the Partnership’s earnings press releases, investor presentations, and annual and quarterly filings on Forms 10-K and 10-Q. The performance criteria are weighted 60% on the achievement of the Adjusted EBITDA Target, 20% on the achievement of the DCF Target and 20% on the achievement of the Departmental Budget Target (collectively “Budget Targets”). The total amount of cash to be allocated to the funded bonus pool will range from 0% to 120% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. The maximum funding of the bonus pool is 116% of the total pool target, and to achieve such funding each of the Adjusted EBITDA and the DCF Target must achieve 120% funding and the Department Budget target must achieve its 100% target. While the funded bonus pool will reflect an aggregation of performance under each target, in the event performance under the Adjusted EBITDA Target is below 80% of its target, no bonus pool will be funded. If the bonus pool is funded, a participant may earn a cash award for the Performance Period based upon the level of attainment of the

Budget Targets and his or her individual performance. Awards are paid in cash as soon as practicable after the end of the Performance Period but in no event later than two and one-half months after the end of the Performance Period.
For 2021, the short-term annual cash bonus pool targets for Messrs. Kim, Bramhall, Fails, Hand and Dodderer were as follows: for Mr. Kim, 130%; and 110% for Mr. Bramhall, 105% for Mr. Fails, 100% for Mr. Hand, and 90% for Mr. Dodderer.
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
In February 2022, the Compensation Committee certified Partnership results to achieve a bonus payout of the bonus pool. The actual results reflected the achievement of approximately 97% of the Adjusted EBITDA Target; 103% of the DCF Target and 95% of the Departmental Budget Target coming in approximately $3 million or approximately 5% under total expense budget in respect of 2021 performance under the Bonus Plan. The cash bonuses approved for Messrs. Kim, Bramhall, Fails, Hand and Dodderer were $707,500, $158,000, $377,000, $326,000, and $283,150, respectively.
In approving the 2021 bonuses of the named executive officers, the Compensation Committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2021 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2021 performance were materially consistent with their applicable bonus pool targets.
Equity Awards. Each of the Sunoco LP 2012 Long-Term Incentive Plan (the “2012 LTIP”) and the Sunoco LP 2018 Long-Term Incentive Plan (the “2018 LTIP,” and together with the 2012 LTIP, the “LTIPs”) is designed to provide long-term incentive awards in order to promote achievement of our long-term strategic business objectives. The LTIPs are designed to align the economic interests of the named executive officers, key employees and directors with those of our unitholders and to provide an incentive to management for continuous employment with the General Partner and its affiliates. Each of our named executive officers is eligible to participate in the LTIPs. These awards are intended to align the interests of plan participants (including our NEOs) with those of our unitholders and to give plan participants the opportunity to share in our long-term performance.
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
For 2021, the annual long-term incentive targets set by the Compensation Committee for the named executive officers were 400% of annual base salary for Mr. Kim; 300% for Mr. Bramhall; 250% for Mr. Fails; 200% for Mr. Hand; and 175% for Mr. Dodderer.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering SUN’s modified total unitholder return ("TUR”) performance as measured against the average return of SUN’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of performance adjustment based on the prior periods measured to an element of performance impact in setting grant date value even though the RSUs themselves are a time-vested vehicle. For purposes of establishing an initial price, we utilize a 60 trading-day trailing weighted average price of SUN common units prior to November 1, 2021. This average trading price is then subject to adjustment when our TUR is more than 5% greater or less than that of its identified peer group. If the TUR analysis yields a result that is within 5% percent of its identified peer group, the Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If our TUR is outside of the 5% deviation, the 60 trading day trailing weighted average will be adjusted up or down to a maximum of 15% either way from the trailing weighted average price based on SUN’s performance as compared to the identified group. For 2021, the peer group included the following:

PBF Energy	CVR Energy
Delek US Holdings, Inc.	Global Partners LP
Nustar Energy L.P.	World Fuel Services Corporation
For 2021, the Partnership’s TUR was within 5% of its identified peer group for the applicable measurement period, as such the Compensation Committee used the 60 day trailing weighted average price to establish the total available pool. As with its peer group for overall compensation benchmarking, SUN is working to identify a core peer” group that is more identifiable in similar business lines and types as SUN for the TUR analysis.
In December 2021, the Compensation Committee granted RSU awards to Messrs. Kim, Bramhall, Fails, Hand, and Dodderer 58,000 units, 13,000 units, 25,500 units, 18,500 units, and 14,700 units, respectively, under the 2018 LTIP. In approving the grant of such RSUs, the Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In addition to the December 31, 2021 grant, in September 2021, the Compensation Committee granted an RSU award to Mr. Fails of 20,000 units under the 2018 LTIP in conjunction with his promotion to executive vice president.
In addition to the grant of Sunoco LP RSUs in December 2021, Mr. Bramhall also received a grant of equity awards by the Energy Transfer Compensation Committee in connection with his service to Energy Transfer’s general partner, with such awards including Energy Transfer restricted units and cash restricted units.
Vesting of the 2021 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the partnership as that term is defined under the 2018 LTIP.
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
Sunoco GP LLC 401(k) Plan. Effective December 31, 2018, our previous 401(k) benefit plan, the Sunoco GP LLC 401(k), was merged into the Energy Transfer LP 401(k) Plan (the “ET 401(k) Plan”). The ET 401(k) Plan is a defined contribution 401(k) plan, which covers substantially all of our employees, including the named executive officers. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.
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
Other Energy Transfer Sponsored Benefit Plans. Our NEOs participate in certain retirement and deferred compensation plans sponsored by Energy Transfer or its affiliates as described below. The Partnership is not allocated any compensation expense nor does it make any contributions to the plans sponsored by Energy Transfer or its affiliates.
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
Energy Transfer Non-Qualified Deferred Compensation Plan (the “ET NQDC Plan”) is a deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus and/or quarterly non-vested restricted unit and/or restricted phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the ET NQDC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50 percent of their annual base salary, 50 percent of their quarterly non-vested restricted unit and/or restricted phantom unit distribution equivalent income, and/or 50 percent of their discretionary performance bonus compensation during the following year. Pursuant to the ET NQDC Plan, Energy Transfer may make annual discretionary matching contributions to participants’ accounts; however, Energy Transfer has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the ET NQDC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.
Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the ET NQDC Plan) of Energy Transfer, all ET NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the ET NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Anbouba and Bryant were the only members of the Compensation Committee during 2021. Effective December 31, 2021, Mr. Bryant retired from our board of directors and the Compensation Committee. Subsequent to Mr. Bryant’s retirement, Mr. Alvarez was appointed to the Compensation Committee and currently serves as the chairman. During 2021, neither Mr. Anbouba nor Mr. Bryant was an officer or employee of affiliates of Energy Transfer, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Bryant nor either of the current Compensation Committee members is a former employee of affiliates of Energy Transfer.
Compensation Committee Report
The Compensation Committee of the board of directors of our General Partner has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with the management of the Partnership and approved its inclusion on this annual report on Form 10-K.
Compensation Committee
Oscar A. Alvarez (Chairman)
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
Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph Kim	2021	$544,211	$2,207,480	$707,500	$—	$15,208	$3,474,399
President and Chief Executive Officer	2020	553,526	2,836,995	719,600	—	14,584	4,124,705
	2019	523,319	2,129,433	680,315	—	15,145	3,348,212
Dylan A. Bramhall	2021	144,354	494,780	158,000	—	6,036	803,170
Chief Financial Officer	2020	77,215	967,800	—	—	49	1,045,064
Karl R. Fails	2021	358,314	1,715,730	377,000	177,066	17,381	2,645,491
Executive Vice President — Chief Operations Officer	2020	360,061	947,100	361,000	129,664	10,882	1,808,707
	2019	338,303	1,510,500	340,000	111,532	139,077	2,439,412
Brian A. Hand	2021	325,412	704,110	326,000	79,957	15,621	1,451,100
Senior Vice President — Chief Sales Officer	2020	332,116	861,000	332,000	71,163	10,613	1,606,892
	2019	313,992	724,035	313,000	39,837	16,403	1,407,267
Arnold D. Dodderer	2021	314,565	559,482	283,150	933	13,355	1,171,485
General Counsel	2020	321,045	617,050	257,000	1,607	10,321	1,207,023
	2019	303,525	492,960	242,850	1,164	15,425	1,055,924
____________________________________________
(1)In accordance with the terms of our partnership agreement, we reimburse our General Partner and its affiliates for compensation related expenses attributable to the portion of the named executive officer’s time dedicated to providing services to us. For the periods presented, amounts reported herein reflect 100% of the base salary associated with the NEO’s services, except for Mr. Bramhall’s base salary which is allocated at 40% based on the portion of his compensation attributable to SUN. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period.
For 2020, the amount reported in the salary column reflects an extra pay period, due to the timing of the bi-weekly payroll cycle in relation to the timing of year-end.

(2)The amounts reported for unit awards represent the full grant date fair value of RSUs granted to each of our NEOs, computed in accordance with FASB ASC Topic 718, disregarding any estimates for forfeitures. For Mr. Bramhall, the amounts reported above include only his grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.
(3)Sunoco LP maintains the Bonus Plan which provides for annual bonuses. Awards of bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis. For Mr. Bramhall, the amount reported above includes only his bonus under the Sunoco LP Bonus Plan and excludes his bonus under the Energy Transfer bonus plan.
(4)The amounts reflected for 2021 in this column include (i) 401(k) Plan matching contributions made on behalf of the named executive officers of $11,276 for Mr. Kim, $5,800 for Mr. Bramhall, $14,500 for Mr. Fails, $12,411 for Mr. Hand, and $10,190 for Mr. Dodderer, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Kim, Fails, Hand and Dodderer, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers of $1,932 for Mr. Kim, $236 for Mr. Bramhall, $881 for Mr. Fails, $1,210 for Mr. Hand, $1,165 and for Mr. Dodderer. The amounts reported for Mr. Bramhall reflect 40% of his total compensation, based on the portion of his compensation attributable to SUN.
The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2021, distribution payments in connection with distribution equivalent rights totaled $867,518 for Mr. Kim, $118,872 for Mr. Bramhall (excluding distributions related to Energy Transfer unit awards), $427,279 for Mr. Fails, $294,869 for Mr. Hand, and $213,375 for Mr. Dodderer.
Grants of Plan-Based Awards in 2021
The table below reflects awards granted to our NEOs under the LTIP during 2021.

Name	Grant Date	Type of Award (1)	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	12/16/2021	Restricted units	58,000	$2,207,480
Dylan A. Bramhall	12/16/2021	Restricted units	13,000	494,780
Karl R. Fails	12/16/2021	Restricted units	25,500	970,530
	9/2/2021	Restricted units	20,000	745,200
Brian A. Hand	12/16/2021	Restricted units	18,500	704,110
Arnold D. Dodderer	12/16/2021	Restricted units	14,700	559,482
____________________________________________
(1)The reported grant date fair value of stock awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18–Unit-Based Compensation in our Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For Mr. Bramhall, the amounts reported above include only his grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.

Outstanding Equity Awards at December 31, 2021
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2021.

		Unit Awards (1)
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (2)
Sunoco LP Unit Awards:
Joseph Kim	12/16/2021	58,000	$2,368,140
	12/30/2020	98,850	4,036,046
	12/16/2019	69,115	2,821,965
	12/19/2018	29,200	1,192,236
	12/21/2017	12,660	516,908
Dylan A. Bramhall (3)	12/16/2021	13,000	530,790
	12/30/2020	16,000	653,280
	10/27/2020	20,000	816,600
Karl R. Fails	12/16/2021	25,500	1,041,165
	9/2/2021	20,000	816,600
	12/30/2020	33,000	1,347,390
	12/16/2019	26,000	1,061,580
	1/23/2019	9,600	391,968
	12/19/2018	10,400	424,632
	12/21/2017	8,200	334,806
Brian A. Hand	12/16/2021	18,500	755,355
	12/30/2020	30,000	1,224,900
	12/16/2019	23,500	959,505
	12/19/2018	9,400	383,802
	12/21/2017	7,200	293,976
Arnold D. Dodderer	12/16/2021	14,700	600,201
	12/30/2020	21,500	877,845
	12/16/2019	16,000	653,280
	12/19/2018	7,080	289,076
	12/21/2017	6,000	244,980
____________________________________________
(1)RSUs outstanding vest as follows:
•at a rate of 60% in December 2024 and 40% in December 2026 for awards granted in December 2021;
•at a rate of 60% in December 2023 and 40% in December 2025 for awards granted in October 2020, December 2020 and September 2021;
•at a rate of 60% in December 2022 and 40% in December 2024 for awards granted in December 2019;
•at a rate of 100% in December 2023 for awards granted in December 2018 and January 2019; and
•100% in December 2022 for the remaining outstanding portion of for awards granted in December 2017.
(2)Based on the closing market price of our common units of $40.83 on December 31, 2021.
(3)For Mr. Bramhall, the amounts reported above include only his outstanding grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.

Units Vested in 2021
The following table provides information regarding the vesting of SUN restricted units held by certain of our NEOs during 2021. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	52,900	$2,016,548
Karl R. Fails	37,200	1,418,064
Brian A. Hand	19,200	731,904
Arnold D. Dodderer	14,040	535,205
____________________________________________
(1)Amounts presented represent the number of unit awards vested during 2021 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of Sunoco LP’s common units upon the vesting date.
Non-Qualified Deferred Compensation
Our NEOs are eligible to participate, and do participate, in a non-qualified deferred compensation plan administered by Energy Transfer. The Energy Transfer non-qualified deferred compensation plan is described in the compensation discussion and analysis above. The following table provides the voluntary salary deferrals made by the named executive officers in 2021 under the Energy Transfer NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Karl R. Fails	$174,327	$—	$177,066	$—	$1,208,188
Brian A. Hand	55,520	—	79,957	33,147	462,435
Arnold D. Dodderer	—	—	933	—	16,642
(1) Amounts included in the aggregate earnings column above have been included in the change in non-qualified deferred compensation earnings column of the summary compensation table.
Potential Payments upon Termination or Change of Control
Pursuant to the terms of the award agreements issued under the LTIP, in the event of a (i) Change of Control (as defined in the LTIPs, summarized below) or (ii) termination of employment due to death or disability, all RSUs shall vest. In the event of a termination of employment for any other reason, all RSUs that are still unvested shall be forfeited. The RSUs that would vest in the event of Change of Control are those RSU’s described for each NEO in the table entitled “Outstanding Equity Awards at December 31, 2021”.
In addition, awards under both the 2012 LTIP and the 2018 LTIP contain a partial acceleration of vesting for qualified retirement, whereby a recipient who voluntarily retires after at least five years of service would be eligible for (i) vesting of 40% of the outstanding award, if the recipient retires at age 65 to 68, or (ii) vesting of 50% of the outstanding award, if the recipient is over the age of 68 upon retirement. Currently, none of our NEOs are eligible for partial acceleration upon retirement. The acceleration of these awards at retirement is subject to the provisions of IRC Section 409A and such accelerated units shall not be delivered before the earlier of (i) the day that is six months plus one day after the date of separation from service or (ii) the tenth (10th) day after the date of the recipient’s death.
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
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2021:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Joseph Kim	Unit Vesting	$10,935,295	$—	$10,935,295	$—
Dylan A. Bramhall (2)	Unit Vesting	2,000,670	—	2,000,670	—
Karl R. Fails	Unit Vesting	5,418,141	—	5,418,141	—
Brian A. Hand	Unit Vesting	3,617,538	—	3,617,538	—
Arnold D. Dodderer	Unit Vesting	2,665,382	—	2,665,382	—
____________________________________________
(1)The amounts reflected above represent the product of the number of restricted units and/or restricted phantom units that were subject to vesting/restrictions on December 31, 2021 multiplied by the closing price of applicable common units on that date.
(2)For Mr. Bramhall, the amounts reported above include only his outstanding grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.
CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Mr. Kim, our President and Chief Executive Officer and the annual total compensation of our employees.
For the 2021 calendar year:
•The annual total compensation of Mr. Kim, as reported in the Summary Compensation Tables of this Item 11 was $3,474,399; and
•The median total compensation of the employees supporting our Partnership (other than Mr. Kim) was $91,520.
Based on this information, for 2021 the ratio of the annual total compensation of Mr. Kim to the median of the annual total compensation of the 2,206 employees supporting us as of December 31, 2021 was approximately 38 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2021, the applicable employee populations consisted of 2,206 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2021 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2021.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee”.
4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2021 resulting in an annual compensation of $91,520, with base earnings of $72,554. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $11,511 and the employee’s 401(k) matching contribution and profit sharing contribution, as applicable estimated at $5,249 per employee).

5.With respect to Mr. Kim, we used the amount reported in the “Total” column of our 2021 Summary Compensation Table under this Item 11.
Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. For 2021, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $100,000; an annual cash retainer of $15,000 ($25,000 for the chair) for serving on our audit committee; an annual cash retainer of $7,500 ($15,000 for the chair) for serving on our Compensation Committee; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of RSUs under the LTIP equal to an aggregate of $100,000 divided by the closing price of SUN units on the date of grant. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board for the first time is entitled to receive 2,500 unvested SUN common units. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
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
The following table provides a summary of compensation paid to each of our current and former non-employee directors (and Mr. Curia) with respect to 2021:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Oscar A. Alvarez	$115,000	$100,021	$215,021
Imad K. Anbouba	132,500	100,021	232,521
James W. Bryant	130,000	100,021	230,021
David K. Skidmore (3)	40,449	88,750	129,199
William P. Williams (3)	35,165	88,750	123,915
Christopher R. Curia (4)	—	510,004	510,004
Matthew S. Ramsey (5)	—	—	—
____________________________________________
(1)The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee.
(2)The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2021, calculated in accordance with FASB ASC Topic 718, disregarding any estimate for forfeiture. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 19–Unit-Based Compensation in our Notes to Consolidated Financial Statements. As of December 31, 2021, Mr. Alvarez had 12,928 outstanding RSUs, Mr. Anbouba had 12,928 outstanding RSUs, Mr. Bryant had 16,384 outstanding RSUs, and Messrs. Skidmore and Williams had 2,500 outstanding RSUs each. Additionally, Mr. Curia had 63,835 outstanding RSUs.
(3)Messrs. Skidmore and Williams were elected to our Board in May of 2021; as such, their unit awards were pro-rated.
(4)Mr. Curia (Energy Transfer's EVP and Chief Human Resources Officer) is entitled to receive grants of RSUs pursuant to the LTIP in recognition of his commitment and contribution to us and our unitholders. The restricted units granted in December 2021 will vest 60% in December 2024 and 40% in December 2026, subject to the terms of the award agreement. The awards of RSUs to Mr. Curia in respect of his contribution to us represent a portion of his total awards as an executive officer of Energy Transfer and the allocation of such percentage to us is in recognition of the portion of his total time spent on our business.
(5)Mr. Ramsey (Energy Transfer’s Chief Operating Officer and SUN’s Chairman) announced his intent to retire as an officer from Energy Transfer on April 1, 2022; as such he was not awarded restricted units for 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common units and Class C units of the Partnership that are issued and outstanding as of February 11, 2022 and held by:
•each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C units;
•each director, director nominee and named executive officer of our General Partner; and
•all of our directors and executive officers of our General Partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (5)	Percentage of Commons Units Beneficially Owned	Class C Units Beneficially Owned	Percentage of Class C Units Beneficially Owned	Percentage of Common and Class C Units Beneficially Owned
Energy Transfer (2)	28,463,967	34.0%	—	—	28.4%
Invesco Ltd. (3)	8,317,164	9.9%	—	—	8.3%
Sunoco Retail LLC	—	—	11,168,667	68.1%	11.2%
Aloha Petroleum Ltd (4)	—	—	5,242,113	31.9%	5.2%
Dylan Bramhall	—	*	—	—	*
Arnold D. Dodderer	16,895	*	—	—	*
Karl R. Fails	67,622	*	—	—	*
Brian A. Hand	42,570	*	—	—	*
Joseph Kim	87,827	*	—	—	*
Oscar A. Alvarez	3,712	*	—	—	*
Imad K. Anbouba	2,212	*	—	—	*
James W. Bryant	—	*	—	—	*
David K. Skidmore	2,500	*	—	—	*
William P. Williams	—	*	—	—	*
Christopher R. Curia	49,891	*	—	—	*
Matthew S. Ramsey	13,400	*	—	—	*
All executive officers and directors as a group (thirteen persons)	297,975	*	—	—	*
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
(2)The address for Energy Transfer and Energy Transfer’s subsidiaries is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(3)The information contained in the table and this footnote with respect to Invesco Ltd. is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2022. The business address of the reporting party is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(4)The address for Aloha is 1001 Bishop Street, Suite 1300, Honolulu, Hawaii 96813.
(5)Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 11, 2022, there were 83,688,670 common units and 16,410,780 Class C Units deemed to be beneficially owned for purposes of the above table.

The following table sets forth, as of February 11, 2022, the number of common units of Energy Transfer owned by each of the directors and named executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	Energy Transfer Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)
Dylan Bramhall	82,611	*
Arnold D. Dodderer	—	*
Karl R. Fails	13,161	*
Brian A. Hand	7,440	*
Joseph Kim	12,000	*
Oscar A. Alvarez	—	*
Imad K. Anbouba	12,000	*
James W. Bryant	—	*
David P. Skidmore	67,890	*
William P. Williams	48,166	*
Christopher R. Curia	315,916	*
Matthew S. Ramsey	568,077	*
All executive officers and directors as a group (thirteen persons)	1,127,261	*
____________________________________________
*    Represents less than 1%.
†    Officers and directors of our General Partner may be deemed to indirectly beneficially own certain limited partnership interests in us or Energy Transfer, by virtue of owning common units in Energy Transfer, or based upon their simultaneous service as officers or directors of Energy Transfer. Any such deemed ownership is not reflected in the table.
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
(3)As of February 11, 2022, there were 3,082,828,515 common units of Energy Transfer deemed to be beneficially owned for purposes of the above table.

Equity Compensation Plan Information
As of December 31, 2021, a total of 4,261,325 phantom units had been issued under our long-term incentive plans. Total securities remaining available for issuance under our long-term incentive plans as of December 31, 2021 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	193,519	$—	—
Equity compensation plans not approved by security holders	1,806,351	—	7,894,009
Total	1,999,870	$—	7,894,009
____________________________________________

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Energy Transfer and its Affiliates
The following table summarizes the distributions and payments made by us to Energy Transfer or its affiliates during 2021.

Transaction	Explanation	Amount/Value

2021 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our General Partner in respect of common units and IDRs during 2021.	$165 million

Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our General Partner for 2021.	$25 million

Bulk purchases of motor fuel from Energy Transfer and its affiliates.	Represents payments made to Energy Transfer and its affiliates for bulk motor fuel purchases.	$1.7 billion

Reimbursement to our General Partner for certain allocated overhead and other expenses.	Total payment to our General Partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations for 2021.	$30 million
Other Transactions with Related Persons
Related Party Agreements
Sunoco, LLC (“Sunoco LLC”) and Sunoco Retail LLC (“Sunoco Retail”) have administrative and support services agreements in place pursuant to which a subsidiary of Energy Transfer provided certain general and administrative services to Sunoco LLC and Sunoco Retail during 2021. In addition, Sunoco, LLC and Sunoco Retail have treasury services agreements for certain cash management activities with Energy Transfer (R&M), LLC, an indirect wholly-owned subsidiary of Energy Transfer.
We are party to fee-based commercial agreements with various subsidiaries or affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
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

Item 14.    Principal Accountant Fees and Services
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP for the audit of our annual consolidated financial statements for 2021 and 2020, and fees billed for services rendered by Grant Thornton LLP during the corresponding periods (dollars in millions).

	Fiscal 2021	Fiscal 2020
Audit Fees (1)	$2.1	$2.2
Audit-Related Fees (2)	0.3	—
Tax Fees	—	—
All Other Fees	—	—
Total	$2.4	$2.2
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
(2)Includes fees for financial due diligence related to acquisitions.
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
(3)Exhibits - see Exhibit Index set forth on page 73.
Item 16.    Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated as of April 6, 2017 (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

2.2
Amended and Restated Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated January 23, 2018 (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 24, 2018)

3.1
Second Amended and Restated Certificate of Limited Partnership Sunoco LP dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q ( File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

4.1
Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 1, 2016)

4.2
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated January 23, 2018 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

4.3
First Supplemental Indenture, dated as of January 24, 2019 by and among Sunoco LP, Sunoco Finance Corp, the subsidiary guarantors party thereto and AMID Refined Products LLC, AMID Caddo LLC, AMID NLR LLC, as guarantors, and U.S. Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.4 of the annual report on Form 10-K filed by the registrant on February 22, 2019)

4.4
Indenture, dated as of March 14, 2019, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 14, 2019)

4.5
Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934 - Description of common units (Incorporated by reference to Exhibit 4.5 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 21, 2020)

4.6
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated November 24, 2020 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 24, 2020)

4.7
Registration Rights Agreement, dated as of November 24, 2020, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the initial purchasers therein (Incorporated by reference to Exhibit 4.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 24, 2020)

4.8
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated October 20, 2021 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 20, 2021)

4.9
Second Supplemental Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated October 20, 2021 (Incorporated by reference to Exhibit 4.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 20, 2021)

4.10
Registration Rights Agreement, dated as of October 20, 2021, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the initial purchasers therein (Incorporated by reference to Exhibit 4.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 20, 2021)

10.1+
Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.2+
First Amendment to the Susser Petroleum Partners LP 2012 Long Term Incentive Plan, dated November 4 2014 (Incorporated by reference to Exhibit 10.24 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 27, 2015)

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

10.6+
Form of Time -Vested Restricted Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.14 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 24, 2017)

10.7
Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014)

10.8
Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 23, 2015)

10.9
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 15, 2015)

10.10
Contribution Agreement, dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to limited provisions therein, Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015)

10.11
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

10.12
Guarantee of Collection, by Energy Transfer Operating, L.P. to Sunoco LP and Sunoco Finance Corp., dated May 1, 2020 (Incorporated by reference to Exhibit 10.12 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 19, 2021)

10.13
Amended and Restated Support Agreement, by and among ETC Sunoco Holdings LLC, Sunoco LP, Sunoco Finance Corp. and Energy Transfer Operating L.P., dated May 1, 2020 (Incorporated by reference to Exhibit 10.13 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 19, 2021)

10.14
Common Unit Repurchase Agreement, by and among Sunoco LP, Heritage Holdings, Inc. and ETP Holdco Corporation, dated January 24, 2018 (Incorporated by reference to Exhibit 10.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.15
Distribution Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated January 23, 2018 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment request filed with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.37 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 23, 2018)

10.16
First Amendment, dated as of March 29, 2019, to Distributor Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated as of January 23, 2018 (asterisks located within the exhibit denote information which has been redacted) (Incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 9, 2019)

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

10.21+	Form of Miller Separation Agreement (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 4, 2020)

21.1	List of Subsidiaries of the Registrant *

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Joseph Kim
Joseph Kim
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	February 18, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kim	Director, President and Chief Executive Officer	February 18, 2022
Joseph Kim	(Principal Executive Officer)

/s/ Dylan A. Bramhall	Chief Financial Officer	February 18, 2022
Dylan A. Bramhall	(Principal Financial Officer)

/s/ Rick J. Raymer	Vice President, Controller and Principal Accounting Officer	February 18, 2022
Rick J. Raymer	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	Chairman of the Board	February 18, 2022
Matthew S. Ramsey

/s/ William P. Williams	Director	February 18, 2022
William P. Williams

/s/ David K. Skidmore	Director	February 18, 2022
David K. Skidmore

/s/ Christopher R. Curia	Director	February 18, 2022
Christopher R. Curia

/s/ Imad K. Anbouba	Director	February 18, 2022
Imad K. Anbouba

/s/ Oscar A. Alvarez	Director	February 18, 2022
Oscar A. Alvarez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2022 expressed an unqualified opinion.
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

Fair value of property and equipment acquired in the NuStar Energy L.P. terminal acquisition

As described further in Note 3 to the consolidated financial statements, the Partnership acquired eight refined product terminals on October 8, 2021 from NuStar Energy L.P. for $250 million. The assets acquired were recorded at fair value as of the transaction date. The Partnership utilized a third-party valuation firm to determine the fair value of the acquired property and equipment, which comprised substantially all of the purchase price allocation. We identified the estimation of the fair value of the acquired property and equipment as a critical audit matter. The principal consideration for our determination that the estimation of the fair value of the acquired property and equipment was a critical audit matter is that there was estimation uncertainty due to significant judgments with respect to the valuation methodologies and assumptions applied by the third-party valuation firm, including the market and cost approaches.

Our audit procedures related to the estimation of the fair value of the acquired property and equipment included the following procedures, among others:

•Tested the effectiveness of controls relating to management’s review of the valuation methodologies and assumptions applied by the third-party valuation firm.

•Utilized a valuation specialist to evaluate:
◦the methodologies used and whether they were acceptable for the underlying assets and applied correctly,
◦the useful lives utilized by the third-party specialist by comparing to industry standards and estimates and performing sensitivity analyses,
◦the appropriateness of the replacement cost, by performing an independent calculation,
◦the estimates of fair values for assets which were valued based on comparable market data by performing independent market research, and
◦the qualifications of the third-party valuation firm engaged by the Partnership based on their credentials and experience.
/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas
February 18, 2022

SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$25	$97
Accounts receivable, net	526	295
Receivables from affiliates	12	11
Inventories, net	534	382
Other current assets	95	62
Total current assets	1,192	847

Property and equipment	2,581	2,231
Accumulated depreciation	(914)	(806)
Property and equipment, net	1,667	1,425
Other assets:
Finance lease right-of-use assets, net	9	3
Operating lease right-of-use assets, net	517	536
Goodwill	1,568	1,564

Intangible assets, net	542	588
Other noncurrent assets	188	168
Investment in unconsolidated affiliate	132	136
Total assets	$5,815	$5,267
Liabilities and equity
Current liabilities:
Accounts payable	$515	$267
Accounts payable to affiliates	59	79
Accrued expenses and other current liabilities	291	282
Operating lease current liabilities	19	19
Current maturities of long-term debt	6	6
Total current liabilities	890	653
Operating lease non-current liabilities	521	538
Revolving line of credit	581	—
Long-term debt, net	2,668	3,106
Advances from affiliates	126	125
Deferred tax liability	114	104
Other noncurrent liabilities	104	109
Total liabilities	5,004	4,635
Commitments and contingencies (Note 13)
Equity:
Limited partners:
Common unitholders (83,670,950 units issued and outstanding as of December 31, 2021 and 83,333,631 units issued and outstanding as of December 31, 2020)	811	632
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2021 and December 31, 2020)	—	—
Total equity	811	632
Total liabilities and equity	$5,815	$5,267

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Motor fuel sales	$17,152	$10,332	$16,176
Non motor fuel sales	306	240	278
Lease income	138	138	142
Total revenues	17,596	10,710	16,596
Cost of sales and operating expenses:
Cost of sales	16,246	9,654	15,380
General and administrative	109	112	136
Other operating	270	275	304
Lease expense	59	61	61
(Gain) loss on disposal of assets and impairment charges	(14)	2	68
Depreciation, amortization and accretion	177	189	183
Total cost of sales and operating expenses	16,847	10,293	16,132
Operating income	749	417	464
Other income (expense):
Interest expense, net	(163)	(175)	(173)
Other income (expense), net	—	2	3
Equity in earnings of unconsolidated affiliate	4	5	2
Loss on extinguishment of debt and other, net	(36)	(13)	—
Income before income taxes	554	236	296
Income tax expense (benefit)	30	24	(17)
Net income and comprehensive income	$524	$212	$313

Net income per common unit:
Common units - basic	$5.35	$1.63	$2.84
Common units - diluted	$5.28	$1.61	$2.82

Weighted average common units outstanding:
Common units - basic	83,369,534	83,062,159	82,755,520
Common units - diluted	84,438,276	83,716,464	83,551,962

Cash distribution per unit	$3.30	$3.30	$3.30

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

Balance at December 31, 2018	$784
Cash distribution to unitholders	(353)
Unit-based compensation	13
Other	1
Partnership net income	313
Balance at December 31, 2019	758
Cash distribution to unitholders	(354)
Unit-based compensation	14
Other	2
Partnership net income	212
Balance at December 31, 2020	632
Cash distribution to unitholders	(357)
Unit-based compensation	16
Other	(4)
Partnership net income	524
Balance at December 31, 2021	$811

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$524	$212	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	177	189	183
Amortization of deferred financing fees	7	7	7
(Gain) loss on disposal of assets and impairment charges	(14)	2	68
Loss on extinguishment of debt and other, net	36	13	—
Other non-cash, net	—	—	(3)
Non-cash unit-based compensation expense	16	14	13
Deferred income tax	10	5	6
Inventory adjustments	(190)	82	(79)
Equity in earnings of unconsolidated affiliate	(4)	(5)	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(231)	104	(44)
Receivables from affiliates	(1)	1	25
Inventories	38	(45)	26
Other assets	(95)	12	(28)
Accounts payable	296	(163)	72
Accounts payable to affiliates	(20)	7	(46)
Accrued expenses and other current liabilities	9	63	(92)
Other noncurrent liabilities	(15)	4	16
Net cash provided by operating activities	543	502	435
Cash flows from investing activities:
Capital expenditures	(174)	(124)	(148)
Contributions to unconsolidated affiliate	—	(8)	(41)
Distributions from unconsolidated affiliate in excess of cumulative earnings	9	11	—
Cash paid for acquisitions	(256)	(12)	(5)
Proceeds from disposal of property and equipment	34	13	30
Net cash used in investing activities	(387)	(120)	(164)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800	800	600
Payments on long-term debt	(1,252)	(590)	(9)
Revolver borrowings	1,922	1,146	2,443
Revolver repayments	(1,341)	(1,308)	(2,981)
Loan origination costs	—	—	(6)
Distributions to unitholders	(357)	(354)	(353)
Net cash used in financing activities	(228)	(306)	(306)
Net increase (decrease) in cash and cash equivalents	(72)	76	(35)
Cash and cash equivalents at beginning of period	97	21	56
Cash and cash equivalents at end of period	$25	$97	$21

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$4	$8	$75
Supplemental disclosure of cash flow information:
Interest paid	174	162	161
Income taxes paid (refunded), net	14	(58)	38

 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “SUN,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of December 31, 2021, Energy Transfer and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 34.0% of our common units, which constitutes a 28.4% limited partner interest in us.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and our wholly‑owned subsidiaries. We distribute motor fuels across approximately 40 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, from Maine to Florida and from Florida to New Mexico, as well as Hawaii. We also operate retail stores in Hawaii and New Jersey.
Our primary operations are conducted by the following consolidated subsidiaries:
•Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in approximately 40 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Texas, Arkansas and New York.
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
Sunoco LLC and Sunoco Retail have treasury services agreements with Energy Transfer (R&M), LLC, an indirect wholly-owned subsidiary of Energy Transfer, for certain cash management activities. The net balance of Sunoco LLC and Sunoco Retail activity is reflected in either “Advances to affiliates” or “Advances from affiliates” on the consolidated balance sheets.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $22 million, $19 million and $24 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Long-Lived Assets and Assets Held for Sale
Long-lived assets are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If such indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss on disposal of assets and impairment charges in the consolidated statements of operations and comprehensive income for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows.
Properties that have been closed and other excess real property are recorded as assets held for sale, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and included in other current assets. We had no assets classified as assets held for sale as of December 31, 2021 or 2020.
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
Long-lived assets related to asset retirement obligations aggregated $17 million and $18 million, and were reflected as property and equipment, net on our consolidated balance sheets as of December 31, 2021 and 2020, respectively.
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
Revenue Recognition
Revenue from motor fuel is recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. The Partnership charges wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through Sunoco Retail, our wholly-owned corporate subsidiary, we sell motor fuel to customers on a commission agent basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the end customer. In our Fuel Distribution and Marketing segment, we derive additional income from lease income, propane and lubricating oils, and other ancillary product and service offerings. In our All Other segment, we derive other income from merchandise, lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, and other ancillary product and service offerings. We record revenue from other retail transactions on a net commission basis when a product is sold and/or services are rendered.
Lease Income
Lease income from operating leases is recognized on a straight-line basis over the term of the lease.
Cost of Sales
We include in cost of sales all costs incurred to acquire fuel and merchandise, including the costs of purchasing, storing, and transporting inventory prior to delivery to our customers. Items are removed from inventory and are included in cost of sales based on the retail inventory method for merchandise and the LIFO method for motor fuel. Cost of sales does not include depreciation of property and equipment as amounts attributed to cost of sales would not be significant. Depreciation is classified within operating expenses in the consolidated statements of operations and comprehensive income.

Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $332 million, $301 million and $386 million, for the years ended December 31, 2021, 2020 and 2019, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the consolidated statements of operations and comprehensive income.
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
Balances related to operating leases are included in operating lease ROU assets, operating lease current liabilities and non-current operating lease liabilities in our consolidated balance sheets. Finance leases represent a small portion of the active lease agreements and are included in finance lease ROU assets, current maturities of long-term debt and long-term debt, less current maturities in our consolidated balance sheets. The ROU assets represent the Partnership’s right to use an underlying asset for the lease term and lease liabilities represent the obligation of the Partnership to make minimum lease payments arising from the lease for the duration of the lease term.
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

Income Taxes
The Partnership is a publicly traded limited partnership and is not taxable for federal and most state income tax purposes. As a result, our earnings or losses, to the extent not included in a taxable subsidiary, for federal and most state purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial basis of assets and liabilities, differences between the tax accounting and financial accounting treatment of certain items, and due to allocation requirements related to taxable income under our Partnership Agreement. We do not have access to information regarding each partner's individual tax basis in our limited partner interests.
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2021, 2020, and 2019, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. These corporate subsidiaries include Sunoco Retail and Aloha. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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
3.Acquisitions and Divestment
2021 Acquisitions
On October 8, 2021, we acquired eight refined product terminals from NuStar Energy L.P. for $250 million. The terminals have a combined storage capacity of approximately 14.8 million barrels and are located along the East Coast and in the greater Chicago market. Management, with the assistance of a third party valuation firm, evaluated the purchase price allocation. The purchase price was substantially all allocated to property and equipment.
Additionally, on September 24, 2021, we acquired a refined product terminal from Cato, Incorporated for approximately $6 million. The terminal, located in Salisbury, Maryland, has storage capacity of approximately 140 thousand barrels.
2020 Acquisition
On December 15, 2020, we acquired a terminal in New York for approximately $12 million plus working capital adjustments.
2019 Acquisition
On January 18, 2019, we acquired certain convenience store locations for approximately $5 million plus working capital adjustments. We subsequently converted the acquired convenience store locations to commission agent locations.
Fulton Divestment
On May 31, 2019, we completed the previously announced divestiture to Attis Industries Inc. (“Attis”) for the sale of our ethanol plant, including the grain malting operation, in Fulton, New York. As part of the transaction, we entered into a 10-year ethanol offtake agreement with Attis. Total consideration for the divestiture was $20 million in cash plus certain working capital adjustments. Pursuant to the offtake agreement wherein Attis sells ethanol to Sunoco, Attis is responsible for remitting taxes related to such sales to the state of New York. Should Attis fail to remit such taxes, under New York law, we could be held jointly and severally liable for any unremitted portions for sales that occurred through February 4, 2020. Our current estimate of the net cash exposure for the potential liability is $3 million as of December 31, 2021.

4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Accounts receivable, trade	$428	$239
Credit card receivables	37	24
Vendor receivables for rebates and branding	35	26
Other receivables	28	13
Allowance for expected credit losses	(2)	(7)
Accounts receivable, net	$526	$295
5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of December 31, 2021 and 2020, the Partnership’s fuel inventory balance included lower of cost or market reserves of $121 million and $311 million, respectively. The fuel inventory balance is not materially different than its replacement cost at the respective dates. For the years ended December 31, 2021, 2020 and 2019, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the years ended December 31, 2021 and 2019, the Partnership’s cost of sales included favorable inventory adjustments of $190 million and $79 million, respectively, and for the year ended December 31, 2020, the Partnership’s cost of sales included a write-down of fuel inventory of $82 million.
Inventories, net consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Fuel	$526	$374
Other	8	8
Inventories, net	$534	$382
6.Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Land	$627	$512
Buildings and leasehold improvements	687	741
Equipment	1,144	951
Construction in progress	123	27
Total property and equipment	2,581	2,231
Less: accumulated depreciation	914	806
Property and equipment, net	$1,667	$1,425
Depreciation expense on property and equipment was $120 million, $122 million and $121 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7.Goodwill and Other Intangible Assets
Goodwill
Goodwill balances and activity for the years ended December 31, 2021 and 2020 consisted of the following:

	Segment
	Fuel Distribution and Marketing	All Other	Consolidated
	(in millions)
Balance at December 31, 2019	$1,255	$300	$1,555
Goodwill adjustments related to previous acquisitions	9	—	9
Balance at December 31, 2020	1,264	300	1,564
Goodwill related to terminal acquisition	4	—	4
Balance at December 31, 2021	$1,268	$300	$1,568

During 2019, 2020, and 2021, management performed annual goodwill impairment testing on its reporting units. No goodwill impairment was identified for the reporting units as a result of these tests. During the fourth quarter of 2021 and 2020, we used qualitative factors to determine whether it was more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeded its carrying amount. During the first quarter of 2020, due to the impacts of the COVID-19 pandemic and the decline in the Partnership’s market capitalization, management determined that interim quantitative impairment testing should also be performed. We performed the interim quantitative impairment tests consistent with our approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim quantitative impairment test, no goodwill impairment was identified for the reporting units. During 2021, $62 million of goodwill from the All Other segment was reclassified to the Fuel Distribution and Marketing segment. The 2019 and 2020 balances were also reclassified by the same amount for presentation purposes.
Other Intangibles
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$295	$—	$295	$295	$—	$295
Liquor licenses	12	—	12	12	—	12
Finite-lived
Customer relations including supply agreements	578	348	230	569	296	273
Loan origination costs (1)	9	6	3	9	4	5
Other intangibles	8	6	2	9	6	3
Intangible assets, net	$902	$360	$542	$894	$306	$588
_______________________________
(1)Loan origination costs are associated with the Revolving Credit Agreement, see Note 9 "Long-Term Debt" for further information.
During the fourth quarters of 2019, 2020, and 2021, we performed the annual impairment tests on our indefinite-lived intangible assets. No impairments were recorded in 2019, 2020 or 2021.
Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $52 million, $57 million and $56 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Customer relations and supply agreements have a remaining weighted-average life of approximately 9 years. Other intangible assets have a remaining weighted-average life of approximately 7 years. Loan origination costs have a remaining weighted-average life of approximately 2 years.

As of December 31, 2021, the Partnership’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years and thereafter for finite-lived intangibles is as follows (in millions):

	Amortization	Interest
2022	$44	$2
2023	38	1
2024	28	—
2025	18	—
2026	18	—
Thereafter	86	—
Total	$232	$3
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Wage and other employee-related accrued expenses	$23	$23
Accrued tax expense	152	135
Accrued insurance	22	24
Accrued interest expense	31	49
Dealer deposits	21	22
Accrued environmental expense	7	4
Other	35	25
Total	$291	$282

9.Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Sale leaseback financing obligation	$91	$97
2018 Revolver	581	—
4.875% Senior Notes Due 2023	—	436
5.500% Senior Notes Due 2026	—	800
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	—
Finance leases	9	6
Total debt	3,281	3,139
Less: current maturities	6	6
Less: debt issuance costs	26	27
Long-term debt, net of current maturities	$3,249	$3,106
At December 31, 2021, scheduled future debt principal maturities are as follows (in millions):

2022	$6
2023	588
2024	7
2025	7
2026	8
Thereafter	2,665
Total	$3,281
2018 Private Offering of Senior Notes
On January 23, 2018, we and certain of our wholly-owned subsidiaries, including Sunoco Finance Corp. (together with the Partnership, the “Issuers”) completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023 (the “2023 Notes”), $800 million in aggregate principal amount of 5.500% senior notes due 2026 (the “2026 Notes”) and $400 million in aggregate principal amount of 5.875% senior notes due 2028 (the “2028 Notes”).
On December 9, 2020 approximately 56% of the aggregate principal amount of outstanding 2023 Notes were tendered. The tender of the 2023 Notes was funded from the proceeds of the 2020 private offering disclosed below. On January 15, 2021, we repurchased the remaining outstanding portion of our 2023 Notes.
On October 20, 2021, the Partnership completed a private offering disclosed below of $800 million in aggregate principal amount of 4.500% senior notes due 2030. The Partnership used the proceeds from the private offering to fund a tender offer and repurchase all of the 2026 senior notes.

The terms of the 2028 Notes are governed by an indenture dated January 23, 2018, among the Issuers, and certain other subsidiaries of the Partnership (the “Guarantors”) and U.S. Bank National Association, as trustee. The 2028 Notes will mature on March 15, 2028 and interest is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2018. The 2028 Notes are senior obligations of the Issuers and are guaranteed by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The 2028 Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The 2028 Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s 2018 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2028 Notes. Energy Transfer guarantees collection to the Issuers with respect to the payment of the principal amount of the 2028 Notes. Energy Transfer is not subject to any of the covenants under the Indenture.
In connection with our issuance of the 2028 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2028 Notes for an issue of registered notes with terms substantively identical to the 2028 Notes and evidencing the same indebtedness as the 2028 Notes on or before January 23, 2019. The exchange offer was completed on December 3, 2018.
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

In connection with our issuance of the 2029 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2029 Notes for an issue of registered notes with terms substantively identical to the 2029 Notes and evidencing the same indebtedness as the 2029 Notes on or before November 9, 2021. The exchange was completed on July 6, 2021.
The Partnership used the proceeds from the private offering to fund the repurchase of a portion of the 2023 Notes and to repay the outstanding balance on the 2018 Revolver.
2021 Private Offering of Senior Notes
On October 20, 2021, we, our General Partner and Sunoco Finance Corp. (together with the Partnership, the “2030 Notes Issuers”) completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2030 (the “2030 Notes”).
The terms of the 2030 Notes are governed by an indenture dated October 20, 2021, among the 2030 Notes Issuers, certain subsidiaries of the Partnership (the “2030 Notes Guarantors”) and U.S. Bank National Association, as trustee. The 2030 Notes will mature on April 30, 2030, and interest on the 2030 Notes is payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2022. The 2030 Notes are senior obligations of the 2030 Notes Issuers and are guaranteed on a senior basis by all of the Partnership’s current subsidiaries (other than Sunoco Finance Corp.) that guarantee its obligations under the 2018 Revolver (as defined below) and certain of its future subsidiaries. The 2030 Notes and guarantees are unsecured and rank equally with all of the 2030 Notes Issuers’ and each 2030 Notes Guarantor’s existing and future senior obligations. The 2030 Notes and guarantees are effectively subordinated to the 2030 Notes Issuers’ and each 2030 Notes Guarantor’s secured obligations, including obligations under the 2018 Revolver (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2030 Notes.
In connection with our issuance of the 2030 Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to complete an offer to exchange the 2030 Notes for an issue of registered notes with terms substantively identical to the 2030 Notes and evidencing the same indebtedness as the 2030 Notes on or before October 20, 2022.
The Partnership used the proceeds from the private offering to fund a tender offer to repurchase all of the 2026 senior notes.
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
As of December 31, 2021, the balance on the 2018 Revolver was $581 million, and $6 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at December 31, 2021 was $0.9 billion. The weighted average interest rate on the total amount outstanding at December 31, 2021 was 2.10%. The Partnership was in compliance with all financial covenants at December 31, 2021.
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
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of December 31, 2021, is estimated to be approximately $3.4 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.
10.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Reserve for underground storage tank removal	$79	$75
Accrued environmental expense, long-term	12	16
Others	13	18
Total	$104	$109
We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Balance at beginning of year	$75	$67
Liabilities incurred	—	—
Liabilities settled	—	(1)
Accretion expense	4	9
Balance at end of year	$79	$75
11.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
On July 1, 2019, we entered into a 50% owned joint venture on the J.C. Nolan diesel fuel pipeline to West Texas. Energy Transfer operates the J.C. Nolan pipeline for the joint venture, which transports diesel fuel from Hebert, Texas to a terminal in the Midland, Texas area. Our investment in this unconsolidated joint venture was $132 million and $136 million as of December 31, 2021 and 2020, respectively. In addition, we recorded income on the unconsolidated joint venture of $4 million, $5 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Summary of Transactions
Related party transactions with affiliates for the years ended December 31, 2021, 2020, and 2019 were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Motor fuel sales to affiliates	$25	$58	$7
Bulk fuel purchases from affiliates	$1,705	$951	$821
Significant affiliate balances included on the consolidated balance sheets are as follows:
•Net advances from affiliates were $126 million and $125 million at December 31, 2021 and 2020, respectively. Advances to and from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Energy Transfer (R&M), LLC and Sunoco Retail and Energy Transfer (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with Energy Transfer.
•Net accounts receivable from affiliates were $12 million and $11 million at December 31, 2021 and 2020, respectively, which are primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $59 million and $79 million as of December 31, 2021 and 2020, respectively, attributable to operational expenses and bulk fuel purchases.
12.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Fuel Distribution and Marketing Segment
Distributor	$8,388	$4,838	$7,645
Dealer	3,599	2,211	3,542
Unbranded Wholesale	3,144	1,831	2,729
Commission Agent	1,438	1,050	1,606
Non motor fuel sales	82	54	62
Lease income	127	127	131
Total	16,778	10,111	15,715
All Other Segment
Motor fuel	583	402	654
Non motor fuel sales	224	186	216
Lease income	11	11	11
Total	818	599	881
Total Revenue	$17,596	$10,710	$16,596
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
Contract Balances with Customers
The Partnership satisfies its performance obligations by transferring goods or services in exchange for consideration from customers. The timing of performance may differ from the timing the associated consideration is paid to or received from the customer, thus resulting in the recognition of a contract asset or a contract liability.
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
The balances of the Partnership’s contract assets and contract liabilities as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020	Increase/ (Decrease)
	(in millions)
Contract Balances
Contract Asset	$157	$121	$36
Accounts receivable from contracts with customers	$463	$256	$207
Contract Liability	$—	$—	$—
The amount of revenue recognized in the years ended December 31, 2021, 2020, and 2019 that was included in the contract liability balance at the beginning of each period was $0.2 million, $0.2 million, and $0.4 million, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
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
As part of the 2018 7-Eleven Transaction, the Partnership and 7-Eleven and SEI Fuel (collectively, the “Distributor”) have entered into a 15-year take-or-pay fuel supply agreement in which the Distributor is required to purchase a volume of fuel that provides the Partnership a minimum amount of gross profit annually. We expect to recognize this revenue in accordance with the contract as we transfer control of the product to the customer. However, in case of an annual shortfall we will recognize the amount payable by the Distributor at the sooner of the time at which the Distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations. 7-Eleven is the only third-party dealer or distributor which is individually over 10% of our Fuel Distribution and Marketing segment or individually over 10%, in terms of revenue, of our aggregate business.
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
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized in the years ended December 31, 2021, 2020, and 2019 was $21 million, $18 million, and $17 million, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
Practical Expedients Selected by the Partnership
The Partnership elected the following practical expedients in accordance with ASC 606:
•Significant financing component - The Partnership elected not to adjust the promised amount of consideration for the effects of a significant financing component if the Partnership expects at contract inception that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
•Incremental costs of obtaining a contract - The Partnership elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less.
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

13.Commitments and Contingencies
Lessee Accounting
The Partnership leases retail stores, other property, and equipment under non-cancellable operating leases whose initial terms are typically 5 to 30 years, with some having a term of 40 years or more, along with options that permit renewals for additional periods. At the inception of each, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify leased assets as operating or finance under Topic 842. The Partnership has elected not to record any leases with terms of 12 months or less on the balance sheet.
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
The components of lease expense consisted of the following:

		Year Ended December 31,
Lease cost	Classification	2021	2020
		(in millions)
Operating lease cost	Lease expense	$50	$52
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	1	3
Interest on lease liabilities	Interest expense	1	1
Short term lease cost	Lease expense	3	3
Variable lease cost	Lease expense	6	6
Sublease income	Lease income	(40)	(42)
Net lease cost		$21	$23

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	23	24
Finance leases	29	9
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	4%	8%

	Year Ended December 31,
Other information	2021	2020
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(50)	$(51)
Operating cash flows from finance leases	$(1)	$(1)
Financing cash flows from finance leases	$(1)	$(3)
Leased assets obtained in exchange for new finance lease liabilities	$9	$—
Leased assets obtained in exchange for new operating lease liabilities	$7	$12
Maturities of lease liabilities as of December 31, 2021 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(in millions)
2022	$49	$—	$49
2023	47	—	47
2024	46	—	46
2025	46	—	46
2026	46	—	46
Thereafter	773	15	788
Total lease payment	1,007	15	1,022
Less: interest	467	6	473
Present value of lease liabilities	$540	$9	$549
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
Minimum future lease payments receivable as of December 31, 2021 are as follows (in millions):

2022	$84
2023	47
2024	3
2025	2
2026	1
Thereafter	5
Total undiscounted cash flow	$142

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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems and terminals. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2021, our coverage was $10 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $19 million and $20 million as of December 31, 2021 and 2020, respectively, which are classified as accrued expenses and other current liabilities and other noncurrent liabilities. As of December 31, 2021, we had $0.7 million in an escrow account to satisfy environmental claims related to the acquisition of Mid-Atlantic Convenience Stores, LLC.
14.Assets under Operating Leases
The balances of property and equipment that are being leased to third parties were as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Land	$359	$410
Buildings and improvements	448	502
Equipment	261	393
Total property and equipment	1,068	1,305
Less: accumulated depreciation	(363)	(443)
Property and equipment, net	$705	$862
15.Interest Expense, net
Components of net interest expense were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Interest expense	$156	$170	$168
Amortization of deferred financing fees	7	7	7
Interest income	—	(2)	(2)
Interest expense, net	$163	$175	$173

16.Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Current:
Federal	$15	$18	$7
State	5	1	(30)
Total current income tax expense (benefit)	20	19	(23)
Deferred:
Federal	7	1	2
State	3	4	4
Total deferred tax expense	10	5	6
Net income tax expense (benefit)	$30	$24	$(17)
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense (benefit) is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Tax at statutory federal rate	$116	$50	$62
Partnership earnings not subject to tax	(96)	(34)	(62)
State and local tax, including federal expense (benefit)	7	3	(17)
Other	3	5	—
Net income tax expense (benefit)	$30	$24	$(17)
In 2019, a current state income tax benefit (including federal benefit) of $17 million was largely attributable to a change in estimate related to state income taxes.
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Principal components of deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Deferred tax assets:
Net operating and other loss carry forwards	$4	$4
Other	14	20
Total deferred tax assets	18	24
Deferred tax liabilities:
Property and equipment	11	18
Trademarks and other intangibles	79	77
Investments in affiliates	41	33
Other	1	—
Total deferred tax liabilities	132	128
Net deferred income tax liabilities	$114	$104
As of December 31, 2021, Sunoco Retail LLC, a corporate subsidiary of Sunoco LP, had a state net operating loss carryforward of $114 million, which we expect to fully utilize. Sunoco Retail LLC has no federal net operating loss carryforward.

The following table sets forth the changes in unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance at beginning of year	$11	$11	$—
Additions attributable to tax positions taken in the current year	—	—	—
Additions attributable to tax positions taken in prior years	—	—	11
Reduction attributable to tax positions taken in prior years	—	—	—
Lapse of statute	—	—	—
Balance at end of year	$11	$11	$11
As of December 31, 2021, we had $11 million ($8 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2021, we recognized interest and penalties of $1 million. At December 31, 2021, we had interest and penalties accrued of $2 million, net of taxes.
The Partnership and its subsidiaries are no longer subject to examination by the Internal Revenue Service and most state jurisdictions for 2016 and prior years.
17.Partners’ Capital
As of December 31, 2021, Energy Transfer and its subsidiaries owned 28,463,967 common units, which constitutes a 28.4% limited partner interest in the Partnership. As of December 31, 2021, our wholly-owned consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 55,206,983 common units.
Common Units
On October 4, 2016, the Partnership entered into an equity distribution agreement for an at-the-market (“ATM”) offering with RBC Capital Markets, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Managers”). As of December 31, 2021, $295 million of our common units remained available to be issued under the equity distribution agreement.
Common unit activity for the years ended December 31, 2021 and 2020 was as follows:

Number of Units
Number of common units at December 31, 2019	82,985,941
Phantom unit vesting	347,690
Number of common units at December 31, 2020	83,333,631
Phantom unit vesting	337,319
Number of common units at December 31, 2021	83,670,950
Allocation of Net Income
Our Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to Energy Transfer.

The calculation of net income allocated to the partners is as follows (in millions, except per unit amounts):

	Year Ended December 31,
	2021	2020	2019
Attributable to Common Units
Distributions (a)	$275	$274	$273
Distributions (in excess of) less than net income	171	(139)	(38)
Limited partners’ interest in net income	$446	$135	$235

(a) Distributions declared per unit to unitholders as of record date	$3.3020	$3.3020	$3.3020
Class C Units
The Partnership has outstanding an aggregate of 16,410,780 Class C Units, all of which are held by wholly-owned subsidiaries of the Partnership.
Class C Units (i) are not convertible or exchangeable into Common Units or any other units of the Partnership and are non-redeemable; (ii) are entitled to receive distributions of available cash of the Partnership (other than available cash derived from or attributable to any distribution received by the Partnership from Sunoco Retail, the proceeds of any sale of the membership interests of Sunoco Retail, or any interest or principal payments received by the Partnership with respect to indebtedness of Sunoco Retail or its subsidiaries) at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding, (iii) do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, (iv) are not allocated any items of income, gain, loss, deduction or credit attributable to the Partnership’s ownership of, or sale or other disposition of, the membership interests of Sunoco Retail, or the Partnership’s ownership of any indebtedness of Sunoco Retail or any of its subsidiaries (“Sunoco Retail Items”), (v) will be allocated gross income (other than from Sunoco Retail Items) in an amount equal to the cash distributed to the holders of Class C Units and (vi) will be allocated depreciation, amortization and cost recovery deductions as if the Class C Units were Common Units and 1% of certain allocations of net termination gain (other than from Sunoco Retail Items).
Pursuant to the terms described above, these distributions do not have an impact on the Partnership’s consolidated cash flows and as such, are excluded from total cash distributions and allocation of limited partners’ interest in net income.
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between our common unitholders and the holder of our IDRs based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “total quarterly distribution per common unit target amount.” The percentage interests shown for our common unitholders and our IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. Energy Transfer currently owns our IDRs.

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

Cash distributions paid were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
February 18, 2022	$0.8255	$69	$18
November 19, 2021	$0.8255	$69	$18
August 19, 2021	$0.8255	$69	$18
May 19, 2021	$0.8255	$69	$18
February 19, 2021	$0.8255	$69	$18
November 19, 2020	$0.8255	$69	$18
August 19, 2020	$0.8255	$69	$18
May 19, 2020	$0.8255	$69	$18
February 19, 2020	$0.8255	$69	$18
November 19, 2019	$0.8255	$68	$18
August 14, 2019	$0.8255	$68	$18
May 15, 2019	$0.8255	$68	$18
February 14, 2019	$0.8255	$68	$18

18.Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was $16 million, $14 million and $13 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total fair value of phantom units vested for the years ended December 31, 2021, 2020 and 2019, was $20 million, $14 million and $14 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation expenses related to our nonvested phantom units totaled $31 million as of December 31, 2021, which are expected to be recognized over a weighted average period of 3.92 years. The fair value of nonvested phantom units outstanding as of December 31, 2021 and 2020, totaled $82 million and $62 million, respectively.
Phantom unit award activity for the years ended December 31, 2021 and 2020 consisted of the following:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	2,113,322	$29.21
Granted	687,511	28.63
Vested	(508,143)	30.47
Forfeited	(152,198)	29.11
Outstanding at December 31, 2020	2,140,492	28.63
Granted	418,898	37.72
Vested	(506,120)	27.06
Forfeited	(38,982)	28.57
Outstanding at December 31, 2021	2,014,288	$30.92
19.Segment Reporting
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
Fuel Distribution and Marketing Segment
Our Fuel Distribution and Marketing segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to independently-operated dealer stations under long-term supply agreements, distributors and other consumers of motor fuel, and Partnership-operated stations included in our All Other segment. Also included in the Fuel Distribution and Marketing segment are motor fuel sales to commission agent locations and sales and costs related to processing transmix. We distribute motor fuels across approximately 40 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii. Sales of fuel from our Fuel Distribution and Marketing segment to Partnership-operated stations included in our All Other segment are delivered at cost plus a profit margin. These amounts are included in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our Fuel Distribution and Marketing segment is lease income from properties that we lease or sublease.
All Other Segment
All Other segment includes the Partnership’s credit card services, franchise royalties, and retail operations in Hawaii and New Jersey.
The following tables present financial information by segment for the years ended December 31, 2021, 2020 and 2019.

Segment Financial Data for the Year Ended December 31, 2021

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$16,569	$583		$17,152
Non motor fuel sales	82	224		306
Lease income	127	11		138
Intersegment sales	1,518	—	(1,518)	—
Total revenue	18,296	818	(1,518)	17,596
Gross profit (1)
Motor fuel	991	48		1,039
Non motor fuel	64	109		173
Lease	127	11		138
Total gross profit	1,182	168		1,350
Total operating expenses	490	111		601
Operating income	692	57		749
Interest expense, net	(143)	(20)		(163)
Equity in earnings of unconsolidated affiliate	4	—		4
Loss on extinguishment of debt and other, net	(36)	—		(36)
Income from operations before income taxes	517	37		554
Income tax expense	17	13		30
Net income and comprehensive income	$500	$24		$524
Depreciation, amortization and accretion	149	28		177
Interest expense, net	143	20		163
Income tax expense	17	13		30
Non-cash unit-based compensation expense	16	—		16
Gain on disposal of assets	(11)	(3)		(14)
Unrealized gain on commodity derivatives	(14)	—		(14)
Loss on extinguishment of debt	36	—		36
Inventory adjustments	(190)	—		(190)
Equity in earnings of unconsolidated affiliate	(4)	—		(4)
Adjusted EBITDA related to unconsolidated affiliate	9	—		9
Other non-cash adjustments	21	—		21
Adjusted EBITDA	$672	$82		$754
Capital expenditures	$131	$26		$157
Total assets, end of period	$4,825	$990		$5,815
________________________________
(1)Excludes depreciation, amortization and accretion.

Segment Financial Data for the Year Ended December 31, 2020

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$9,930	$402		$10,332
Non motor fuel sales	54	186		240
Lease income	127	11		138
Intersegment sales	1,106	—	(1,106)	—
Total revenue	11,217	599	(1,106)	10,710
Gross profit (1)
Motor fuel	691	73		764
Non motor fuel	48	106		154
Lease	127	11		138
Total gross profit	866	190		1,056
Total operating expenses	497	142		639
Operating income	369	48		417
Interest expense, net	(144)	(31)		(175)
Other income (expense), net	2	—		2
Equity in earnings of unconsolidated affiliate	5	—		5
Loss on extinguishment of debt and other, net	(13)	—		(13)
Income from operations before income taxes	219	17		236
Income tax expense	11	13		24
Net income and comprehensive income	$208	$4		$212
Depreciation, amortization and accretion	156	33		189
Interest expense, net	144	31		175
Income tax expense	11	13		24
Non-cash unit-based compensation expense	14	—		14
(Gain) loss on disposal of assets	(2)	4		2
Unrealized loss on commodity derivatives	6	—		6
Loss on extinguishment of debt	13	—		13
Inventory adjustments	82	—		82
Equity in earnings of unconsolidated affiliate	(5)	—		(5)
Adjusted EBITDA related to unconsolidated affiliate	10	—		10
Other non-cash adjustments	17	—		17
Adjusted EBITDA	$654	$85		$739
Capital expenditures	$94	$30		$124
Total assets, end of period	$3,417	$1,850		$5,267
________________________________
(1)Excludes depreciation, amortization and accretion.

Segment Financial Data for the Year Ended December 31, 2019

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$15,522	$654		$16,176
Non motor fuel sales	62	216		278
Lease income	131	11		142
Intersegment sales	1,645	48	(1,693)	—
Total revenue	17,360	929	(1,693)	16,596
Gross profit (1)
Motor fuel	817	89		906
Non motor fuel	53	115		168
Lease	131	11		142
Total gross profit	1,001	215		1,216
Total operating expenses	550	202		752
Operating income	451	13		464
Interest expense, net	(146)	(27)		(173)
Other income (expense), net	3	—		3
Equity in earnings of unconsolidated affiliate	2	—		2
Income (Loss) from operations before income taxes	310	(14)		296
Income tax expense (benefit)	20	(37)		(17)
Net income and comprehensive income	$290	$23		$313
Depreciation, amortization and accretion	144	39		183
Interest expense, net	146	27		173
Income tax expense (benefit)	20	(37)		(17)
Non-cash unit-based compensation expense	13	—		13
Loss on disposal of assets and impairment charges	—	68		68
Unrealized gain on commodity derivatives	(5)	—		(5)
Inventory adjustments	(79)	—		(79)
Equity in earnings of unconsolidated affiliate	(2)	—		(2)
Adjusted EBITDA related to unconsolidated affiliate	4	—		4
Other non-cash adjustments	14	—		14
Adjusted EBITDA	$545	$120		$665
Capital expenditures	$111	$37		$148
Total assets, end of period	$4,189	$1,249		$5,438
________________________________
(1)Excludes depreciation, amortization and accretion.

20.Net Income per Unit
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
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except units and per unit amounts)
Net Income and comprehensive income	$524	$212	$313
Less:
Incentive distribution rights	71	71	72
Distributions on nonvested phantom unit awards	7	6	6
Limited partners’ interest in net income	$446	$135	$235
Weighted average common units outstanding:
Basic	83,369,534	83,062,159	82,755,520
Dilutive effect of nonvested phantom unit awards	1,068,742	654,305	796,442
Diluted	84,438,276	83,716,464	83,551,962
Net income per common unit:
Basic	$5.35	$1.63	$2.84
Diluted	$5.28	$1.61	$2.82
21. Subsequent Event
On February 4, 2022, we executed a definitive agreement to acquire a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $190 million. The facility is the largest transmix plant in North America with a processing capacity of 23,000 barrels per day and onsite product storage of approximately 750,000 barrels.