Form 10-Q
period 2022-03-31
Sunoco LP
filed 2022-05-05
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 83,757,333 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at April 29, 2022.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$104	$25
Accounts receivable, net	725	526
Receivables from affiliates	13	12
Inventories, net	704	534
Other current assets	478	95
Total current assets	2,024	1,192

Property and equipment	2,572	2,581
Accumulated depreciation	(943)	(914)
Property and equipment, net	1,629	1,667
Other assets:
Finance lease right-of-use assets, net	9	9
Operating lease right-of-use assets, net	517	517
Goodwill	1,568	1,568

Intangible assets	902	902
Accumulated amortization	(372)	(360)
Intangible assets, net	530	542
Other noncurrent assets	196	188
Investment in unconsolidated affiliate	132	132
Total assets	$6,605	$5,815
Liabilities and Equity
Current liabilities:
Accounts payable	$705	$515
Accounts payable to affiliates	77	59
Accrued expenses and other current liabilities	275	291
Operating lease current liabilities	19	19
Current maturities of long-term debt	—	6
Total current liabilities	1,076	890
Operating lease noncurrent liabilities	522	521
Revolving line of credit	1,012	581
Long-term debt, net	2,668	2,668
Advances from affiliates	121	126
Deferred tax liability	155	114
Other noncurrent liabilities	107	104
Total liabilities	5,661	5,004
Commitments and contingencies (Note 10)
Equity:
Limited partners:
Common unitholders (83,688,670 units issued and outstanding as of March 31, 2022 and 83,670,950 units issued and outstanding as of December 31, 2021)	944	811
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—
Total equity	944	811
Total liabilities and equity	$6,605	$5,815

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Motor fuel sales	$5,277	$3,363
Non motor fuel sales	90	73
Lease income	35	35
Total revenues	5,402	3,471
Cost of sales and operating expenses:
Cost of sales	4,972	3,120
General and administrative	27	24
Other operating	81	61
Lease expense	16	15
Depreciation, amortization and accretion	47	47
Total cost of sales and operating expenses	5,143	3,267
Operating income	259	204
Other income (expense):
Interest expense, net	(41)	(41)
Equity in earnings of unconsolidated affiliate	1	1
Loss on extinguishment of debt	—	(7)
Income before income taxes	219	157
Income tax expense	3	3
Net income and comprehensive income	$216	$154

Net income per common unit:
Basic	$2.35	$1.61
Diluted	$2.32	$1.60

Weighted average common units outstanding:
Basic	83,682,902	83,342,828
Diluted	84,729,202	84,141,261

Cash distributions per unit	$0.8255	$0.8255

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance at December 31, 2021	$811
Cash distribution to unitholders	(88)
Unit-based compensation	5
Net income	216
Balance at March 31, 2022	$944

Balance at December 31, 2020	$632
Cash distribution to unitholders	(88)
Unit-based compensation	4
Other	(4)
Net income	154
Balance at March 31, 2021	$698

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$216	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	47	47
Amortization of deferred financing fees	2	1
Loss on extinguishment of debt	—	7
Non-cash unit-based compensation expense	5	4
Deferred income tax	41	(1)
Inventory valuation adjustment	(120)	(100)
Equity in earnings of unconsolidated affiliate	(1)	(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(199)	(115)
Receivables from affiliates	(1)	—
Inventories, net	(50)	52
Other assets	(134)	—
Accounts payable	215	168
Accounts payable to affiliates	18	(17)
Accrued expenses and other current liabilities	(16)	(43)
Other noncurrent liabilities	—	(4)
Net cash provided by operating activities	23	152
Cash flows from investing activities:
Capital expenditures	(26)	(18)
Deposit for acquisition	(264)	—
Distributions from unconsolidated affiliate in excess of cumulative earnings	1	3
Proceeds from disposal of property and equipment	4	6
Net cash used in investing activities	(285)	(9)
Cash flows from financing activities:
Payments on long-term debt	(2)	(438)
Revolver borrowings	1,445	472
Revolver repayments	(1,014)	(91)
Distributions to unitholders	(88)	(88)
Net cash provided by (used in) financing activities	341	(145)
Net increase (decrease) in cash and cash equivalents	79	(2)
Cash and cash equivalents at beginning of period	25	97
Cash and cash equivalents at end of period	$104	$95

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$(4)	$6

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC ( our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of March 31, 2022, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units, which constitutes a 28.4% limited partner interest in us, and all of our incentive distribution rights ("IDRs").
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and its wholly‑owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on operating income, net income and comprehensive income, the balance sheets or statements of cash flows.
2.Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on February 18, 2022.
Significant Accounting Policies
As of March 31, 2022, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $71 million and $76 million for the three months ended March 31, 2022 and 2021, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the consolidated statements of operations and comprehensive income.

3.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Accounts receivable, trade	$590	$428
Credit card receivables	50	37
Vendor receivables for rebates and branding	37	35
Other receivables	51	28
Allowance for expected credit losses	(3)	(2)
Accounts receivable, net	$725	$526

4.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of March 31, 2022 and December 31, 2021, the Partnership’s fuel inventory balance included lower of cost or market reserves of zero and $121 million, respectively. The fuel inventory replacement cost was $112 million higher than the fuel inventory balance as of March 31, 2022. For the three months ended March 31, 2022 and 2021, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended March 31, 2022 and 2021, the Partnership's cost of sales included favorable inventory adjustments of $120 million and $100 million, respectively.
Inventories, net, consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Fuel	$694	$526
Other	10	8
Inventories, net	$704	$534
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Wage and other employee-related accrued expenses	$14	$23
Accrued tax expense	124	152
Accrued insurance	21	22
Accrued interest expense	52	31
Dealer deposits	21	21
Accrued environmental expense	7	7
Other	36	35
Total	$275	$291
6.Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Sale leaseback financing obligation	$85	$91
2018 Revolver	1,012	581
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	800
Finance leases	9	9
Total debt	3,706	3,281
Less: current maturities	—	6
Less: debt issuance costs	26	26
Long-term debt, net	$3,680	$3,249
Revolving Credit Agreement
As of March 31, 2022, the balance on the 2018 Revolver was $1.0 billion, and $6 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at March 31, 2022 was $0.5 billion. The weighted average interest rate on the total amount outstanding at March 31, 2022 was 2.40%. The Partnership was in compliance with all financial covenants at March 31, 2022.
On April 7, 2022, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and a letter of credit issuer (the “Credit Agreement”). The maturity date of the Credit Agreement was extended to April 7, 2027 from July 27, 2023.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of March 31, 2022 is estimated to be approximately $3.6 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.
7.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Reserve for underground storage tank removal	$80	$79
Accrued environmental expense, long-term	12	12
Other	15	13
Total	$107	$104
8.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Our investment in the J.C. Nolan pipeline (a joint venture with Energy Transfer) was $132 million and $132 million as of March 31, 2022 and December 31, 2021, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million for each of the three months ended March 31, 2022 and 2021.
Summary of Transactions
Related party transactions with affiliates for the three months ended March 31, 2022 and 2021 were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Motor fuel sales to affiliates	$5	$2
Bulk fuel purchases from affiliates	$540	$333
Significant affiliate balances included on the consolidated balance sheets are as follows:
•Net advances from affiliates were $121 million and $126 million as of March 31, 2022 and December 31, 2021, respectively, related to treasury services agreements with Energy Transfer.
•Net accounts receivable from affiliates were $13 million and $12 million as of March 31, 2022 and December 31, 2021, respectively, which are primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $77 million and $59 million as of March 31, 2022 and December 31, 2021, respectively, attributable to operational expenses and bulk fuel purchases.
9.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Fuel Distribution and Marketing Segment
Distributor	$2,407	$1,615
Dealer	1,054	679
Unbranded wholesale	1,263	668
Commission agent	403	290
Non motor fuel sales	41	14
Lease income	32	33
Total	5,200	3,299
All Other Segment
Motor fuel	150	111
Non motor fuel sales	49	59
Lease income	3	2
Total	202	172
Total revenue	$5,402	$3,471
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Contract balances
Contract assets	$168	$157
Accounts receivable from contracts with customers	$637	$463
Contract liabilities	$—	$—
Costs to Obtain or Fulfill a Contract
For the three months ended March 31, 2022 and 2021, the Partnership recognized $7 million and $4 million, respectively, of amortization on capitalized costs incurred to obtain contracts.
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
Lessee Accounting
The details of the Partnership's operating and finance lease liabilities are as follows:

	March 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	22	23
Finance leases	29	21
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	4%	5%

	Three Months Ended March 31,
Other information	2022	2021
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12)	$(13)
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—
Leased assets obtained in exchange for new finance lease liabilities	$—	$9
Leased assets obtained in exchange for new operating lease liabilities	$8	$5

Maturity of lease liabilities (as of March 31, 2022)	Operating leases	Finance leases	Total
	(in millions)
2022 (remainder)	$37	$—	$37
2023	48	—	48
2024	47	—	47
2025	47	—	47
2026	46	—	46
Thereafter	778	16	794
Total lease payment	1,003	16	1,019
Less: interest	462	7	469
Present value of lease liabilities	$541	$9	$550
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

11.Income Tax Expense
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Income tax expense at statutory federal rate	$46	$33
Partnership earnings not subject to tax	(44)	(31)
State and local tax, net of federal benefit	1	1
Net income tax expense	$3	$3
12.Partners' Capital
As of March 31, 2022, Energy Transfer and its subsidiaries owned 28,463,967 common units, which constitutes a 28.4% limited partner interest in the Partnership. As of March 31, 2022, our wholly-owned consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 55,224,703 common units.
Common Units
The change in our outstanding common units for the three months ended March 31, 2022 was as follows:

Number of Units
Number of common units at December 31, 2021	83,670,950
Vested phantom units exercised	17,720
Number of common units at March 31, 2022	83,688,670
Allocation of Net Income
Our Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect to incentive cash distributions, which are allocated 100% to Energy Transfer.

The calculation of net income allocated to the partners was as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Attributable to Common Units
Distributions	$69	$69
Distributions less than net income	127	65
Limited partners' interest in net income	$196	$134
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or declared during 2022 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
May 19, 2022	$0.8255	$69	$18
February 18, 2022	$0.8255	$69	$18

13.Segment Reporting
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
The following table presents financial information by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022				2021
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$5,127	$150		$5,277	$3,252	$111		$3,363
Non motor fuel sales	41	49		90	14	59		73
Lease income	32	3		35	33	2		35
Intersegment sales	536	—	(536)	—	282	—	(282)	—
Total revenue	5,736	202	(536)	5,402	3,581	172	(282)	3,471
Gross profit (1)
Motor fuel	329	10		339	273	8		281
Non motor fuel	29	27		56	11	24		35
Lease	32	3		35	33	2		35
Total gross profit	390	40		430	317	34		351
Total operating expenses	143	28		171	109	38		147
Operating income (loss)	247	12		259	208	(4)		204
Interest expense, net	(37)	(4)		(41)	(37)	(4)		(41)
Loss on extinguishment of debt	—	—		—	(7)	—		(7)
Equity in earnings of unconsolidated affiliate	1	—		1	1	—		1
Income (loss) from operations before income taxes	211	8		219	165	(8)		157
Income tax expense	1	2		3	3	—		3
Net income (loss) and comprehensive income (loss)	$210	$6		$216	$162	$(8)		$154
Depreciation, amortization and accretion	42	5		47	40	7		47
Interest expense, net	37	4		41	37	4		41
Income tax expense	1	2		3	3	—		3
Non-cash unit-based compensation expense	5	—		5	4	—		4
Loss on extinguishment of debt	—	—		—	7	—		7
Unrealized gain on commodity derivatives	(9)	—		(9)	(5)	—		(5)
Inventory adjustments	(120)	—		(120)	(100)	—		(100)
Equity in earnings of unconsolidated affiliate	(1)	—		(1)	(1)	—		(1)
Adjusted EBITDA related to unconsolidated affiliate	2	—		2	2	—		2
Other non-cash adjustments	7	—		7	5	—		5
Adjusted EBITDA	$174	$17		$191	$153	$4		$157
Capital expenditures	$24	$2		$26	$17	$1		$18
Total assets as of March 31, 2022 and December 31, 2021, respectively	$5,565	$1,040		$6,605	$4,825	$990		$5,815

________________________________
(1)    Excludes depreciation, amortization and accretion.
14.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions, except units and per unit amounts)
Net income and comprehensive income	$216	$154
Less:
Incentive distribution rights	18	18
Distributions on nonvested phantom unit awards	2	2
Limited partners’ interest in net income	$196	$134
Weighted average common units outstanding:
Basic	83,682,902	83,342,828
Dilutive effect of nonvested phantom unit awards	1,046,300	798,433
Diluted	84,729,202	84,141,261
Net income per common unit:
Basic	$2.35	$1.61
Diluted	$2.32	$1.60

15. Subsequent Event
On April 1, 2022, we completed the previously announced acquisition of a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $264 million. The funding for this acquisition was made on March 31, 2022. The facility is the largest transmix plant in North America with a processing capacity of 23,000 barrels per day and onsite product storage of approximately 750,000 barrels.
As of March 31, 2022, the Partnership's consolidated balance sheet included a cash deposit of $264 million in other current assets related to this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to the Partnership is contained in our Annual Report on Form 10-K including the audited financial statements for the fiscal year ended December 31, 2021 included therein.
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
•business strategy and operations of Energy Transfer LP ("Energy Transfer") and its conflicts of interest with us;
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
•impacts of world health events, including the coronavirus ("COVID-19") pandemic, escalating global trade tensions and the conflict between Russia and Ukraine and resulting expansion of sanctions and trade restrictions;
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

Many of the foregoing risks and uncertainties are, and could be, heightened by the COVID-19 pandemic and any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2021 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of March 31, 2022, we operated 78 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner, which is owned by Energy Transfer. As of March 31, 2022, Energy Transfer owned 100% of the limited liability company interests in our General Partner, all of our incentive distribution rights and approximately 34.0% of our common units, which constitutes a 28.4% limited partner interest in us.
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
•525 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;
•6,760 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,321 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.

Recent Developments
    On April 7, 2022, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and a letter of credit issuer (the “Credit Agreement”). The maturity date of the Credit Agreement was extended to April 7, 2027 from July 27, 2023.
On April 1, 2022, we completed the previously announced acquisition of a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $264 million. The funding for this acquisition was made on March 31, 2022. The facility is the largest transmix plant in North America with a processing capacity of 23,000 barrels per day and onsite product storage of approximately 750,000 barrels.
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
Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance. Adjusted EBITDA has limitations as an analytical tool, and one should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
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
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended March 31,
	2022				2021
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$5,127	$150	$5,277		$3,252	$111	$3,363
Non motor fuel sales	41	49	90		14	59	73
Lease income	32	3	35		33	2	35
Total revenues	$5,200	$202	$5,402		$3,299	$172	$3,471
Gross profit (1):
Motor fuel sales	$329	$10	$339		$273	$8	$281
Non motor fuel sales	29	27	56		11	24	35
Lease	32	3	35		33	2	35
Total gross profit	$390	$40	$430		$317	$34	$351
Net income (loss) and comprehensive income (loss)	$210	$6	$216		$162	$(8)	$154
Adjusted EBITDA (2)	$174	$17	$191		$153	$4	$157
Operating Data:
Total motor fuel gallons sold			1,769				1,756
Motor fuel gross profit cents per gallon (3)			12.4	¢			10.3	¢
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
The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Adjusted EBITDA
Fuel distribution and marketing	$174	$153	$21
All other	17	4	13
Total Adjusted EBITDA	191	157	34
Depreciation, amortization and accretion	(47)	(47)	—
Interest expense, net	(41)	(41)	—
Non-cash unit-based compensation expense	(5)	(4)	(1)
Loss on extinguishment of debt	—	(7)	7
Unrealized gain on commodity derivatives	9	5	4
Inventory adjustments	120	100	20
Equity in earnings of unconsolidated affiliate	1	1	—
Adjusted EBITDA related to unconsolidated affiliate	(2)	(2)	—
Other non-cash adjustments	(7)	(5)	(2)
Income tax expense	(3)	(3)	—
Net income and comprehensive income	$216	$154	$62
The following discussion of results compares the operations for the three months ended March 31, 2022 and 2021.
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2022 was $191 million, an increase of $34 million from the three months ended March 31, 2021. The increase is primarily attributable to the following changes:
•an increase in the gross profit on motor fuel sales of $36 million, primarily due to a 19.6% increase in gross profit per gallon sold and a 0.8% increase in gallons sold for the three months ended March 31, 2022 compared to the three months ended March 31, 2021; and
•an increase in non motor fuel sales and lease gross profit of $21 million, primarily due to an increase in storage tanks and terminals gross profit for the three months ended March 31, 2022. This increase was primarily a result of the 2021 fourth quarter acquisition of refined product terminals; partially offset by
•an increase in operating costs of $23 million. These expenses include other operating expense, general and administrative expense and lease expense. The increase was primarily due to higher costs as a result of the 2021 fourth quarter acquisition of refined product terminals, higher employee costs, credit card processing fees, environmental costs, maintenance costs, acquisition costs and higher expected credit losses.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $5 million for the three months ended March 31, 2022 compared to $4 million for the three months ended March 31, 2021, a slight increase due to award activity and valuation of unit grants.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2022 and 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the periods by $120 million and $100 million, respectively, creating a favorable impact to net income.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 may also significantly impact our liquidity.
As of March 31, 2022, we had $104 million of cash and cash equivalents on hand and borrowing capacity of $0.5 billion under the Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "2018 Revolver"). The Partnership was in compliance with all financial covenants at March 31, 2022. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2022; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
    Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash provided by (used in)
Operating activities	$23	$152
Investing activities	(285)	(9)
Financing activities	341	(145)
Net increase (decrease) in cash and cash equivalents	$79	$(2)

Operating Activities
    Changes in cash flows from operating activities between periods primarily result from changes in earnings, excluding the impacts of non-cash items and changes in operating assets and liabilities (net of effects of acquisitions). Non-cash items include recurring non-cash expenses, such as depreciation, amortization and accretion expense and non-cash unit-based compensation expense. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent.
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Net cash provided by operations was $23 million and $152 million for the three months of 2022 and 2021, respectively. The decrease in cash flows provided by operations was due to a decrease in net cash flow from operating assets and liabilities of $208 million compared to the three months ended

March 31, 2021 and partially offset by a $79 million increase in cash basis net income compared to the three months ended March 31, 2021.
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
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Net cash used in investing activities was $285 million and $9 million for the first three months of 2022 and 2021, respectively. The three months ended March 31, 2022 included the payment of a $264 million cash deposit for a transmix processing and terminal facility acquisition completed in April 2022. Capital expenditures were $26 million and $18 million for the first three months of 2022 and 2021, respectively. Distributions from unconsolidated affiliate in excess of cumulative earnings were $1 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. Proceeds from disposal of property and equipment were $4 million and $6 million for the first three months of 2022 and 2021, respectively.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Net cash provided by financing activities was $341 million for the first three months of 2022 and net cash used in financing activities was $145 million for the first three months of 2021. During the three months ended March 31, 2022, we:
•borrowed $1.4 billion and repaid $1.0 billion under the 2018 Revolver to fund daily operations; and
•paid $88 million in distributions to our unitholders, of which $41 million was paid to Energy Transfer.

During the three months ended March 31, 2021, we:
•borrowed $472 million and repaid $91 million under the 2018 Revolver to fund daily operations and to repurchase the senior notes discussed below;
•paid $436 million to repurchase the 4.875% senior notes due 2023; and
•paid $88 million in distributions to our unitholders, of which $41 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On April 26, 2022, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended March 31, 2022, excluding distributions to Class C unitholders. The declared distribution will be paid on May 19, 2022 to unitholders of record on May 9, 2022.
Capital Expenditures
Included in our capital expenditures for the first three months of 2022 was $5 million in maintenance capital and $21 million in growth capital. Growth capital relates primarily to the construction of the Partnership's Brownsville, Texas terminal and dealer and distributor supply contracts.
We currently expect to spend approximately $50 million in maintenance capital and at least $150 million in growth capital for the full year 2022.

Description of Indebtedness
    As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Sale leaseback financing obligation	$85	$91
2018 Revolver	1,012	581
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	800
Finance leases	9	9
Total debt	3,706	3,281
Less: current maturities	—	6
Less: debt issuance costs	26	26
Long-term debt, net	$3,680	$3,249
Revolving Credit Agreement
The Partnership is party to the 2018 Revolver. As of March 31, 2022, the balance on the 2018 Revolver was $1.0 billion, and $6 million in standby letters of credit were outstanding. The unused availability on the 2018 Revolver at March 31, 2022 was $0.5 billion. The weighted average interest rate on the total amount outstanding at March 31, 2022 was 2.40%. The Partnership was in compliance with all financial covenants at March 31, 2022.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of March 31, 2022, we had $1.0 billion borrowed on the 2018 Revolver compared to $581 million borrowed on the 2018 Revolver at December 31, 2021. Further, as of March 31, 2022, we had $2.6 billion outstanding under our Senior Notes. See Note 6 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 0.2 million barrels with an aggregated unrealized gain of $11 million outstanding at March 31, 2022.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2021. No significant changes have occurred subsequent to the Form 10-K filing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $1.0 billion of outstanding borrowings on the 2018 Revolver as of March 31, 2022. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2022 would be a $10 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2022 or 2021.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2022, we held approximately $646 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 0.2 million barrels with an aggregate unrealized gain of $11 million outstanding at March 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in "Part I - Item 1A. Risk Factors" in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.
Item 6. Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Limited Partnership Sunoco LP dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018 (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

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

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* -	Filed herewith

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 5, 2022	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)