Form 10-Q
period 2022-06-30
Sunoco LP
filed 2022-08-04
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 83,763,300 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at July 29, 2022.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$168	$25
Accounts receivable, net	906	526
Receivables from affiliates	13	12
Inventories, net	757	534
Other current assets	334	95
Total current assets	2,178	1,192

Property and equipment	2,652	2,581
Accumulated depreciation	(976)	(914)
Property and equipment, net	1,676	1,667
Other assets:
Finance lease right-of-use assets, net	9	9
Operating lease right-of-use assets, net	516	517
Goodwill	1,587	1,568

Intangible assets	997	902
Accumulated amortization	(383)	(360)
Intangible assets, net	614	542
Other noncurrent assets	212	188
Investment in unconsolidated affiliate	131	132
Total assets	$6,923	$5,815
Liabilities and equity
Current liabilities:
Accounts payable	$995	$515
Accounts payable to affiliates	171	59
Accrued expenses and other current liabilities	314	291
Operating lease current liabilities	19	19
Current maturities of long-term debt	—	6
Total current liabilities	1,499	890
Operating lease noncurrent liabilities	521	521
Revolving line of credit	869	581
Long-term debt, net	2,669	2,668
Advances from affiliates	118	126
Deferred tax liability	156	114
Other noncurrent liabilities	111	104
Total liabilities	5,943	5,004
Commitments and contingencies (Note 10)
Equity:
Limited partners:
Common unitholders (83,762,266 units issued and outstanding as of June 30, 2022 and 83,670,950 units issued and outstanding as of December 31, 2021)	980	811
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Total equity	980	811
Total liabilities and equity	$6,923	$5,815

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Motor fuel sales	$7,678	$4,292	$12,955	$7,655
Non motor fuel sales	102	66	192	139
Lease income	35	34	70	69
Total revenues	7,815	4,392	13,217	7,863
Cost of sales and operating expenses:
Cost of sales	7,470	4,039	12,442	7,159
General and administrative	30	27	57	51
Other operating	83	61	164	122
Lease expense	15	14	31	29
Gain on disposal of assets	(5)	(8)	(5)	(8)
Depreciation, amortization and accretion	49	43	96	90
Total cost of sales and operating expenses	7,642	4,176	12,785	7,443
Operating income	173	216	432	420
Other income (expense):
Interest expense, net	(45)	(43)	(86)	(84)
Equity in earnings of unconsolidated affiliate	1	1	2	2
Loss on extinguishment of debt	—	—	—	(7)
Income before income taxes	129	174	348	331
Income tax expense	8	8	11	11
Net income and comprehensive income	$121	$166	$337	$320

Net income per common unit:
Basic	$1.22	$1.76	$3.56	$3.37
Diluted	$1.20	$1.73	$3.52	$3.33

Weighted average common units outstanding:
Basic	83,737,613	83,350,567	83,710,409	83,346,719
Diluted	84,767,972	84,402,867	84,749,895	84,276,640

Cash distributions per common unit	$0.8255	$0.8255	$1.6510	$1.6510

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance at December 31, 2021	$811
Cash distribution to unitholders	(88)
Unit-based compensation	5
Net income	216
Balance at March 31, 2022	944
Cash distribution to unitholders	(88)
Unit-based compensation	3
Net income	121
Balance at June 30, 2022	$980

Balance at December 31, 2020	$632
Cash distribution to unitholders	(88)
Unit-based compensation	4
Other	(4)
Net income	154
Balance at March 31, 2021	698
Cash distribution to unitholders	(88)
Unit-based compensation	3
Net income	166
Balance at June 30, 2021	$779

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$337	$320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	96	90
Amortization of deferred financing fees	2	4
Gain on disposal of assets	(5)	(8)
Loss on extinguishment of debt	—	7
Non-cash unit-based compensation expense	8	7
Deferred income tax	42	(1)
Inventory valuation adjustment	(121)	(159)
Equity in earnings of unconsolidated affiliate	(2)	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(341)	(199)
Receivables from affiliates	(1)	3
Inventories, net	6	53
Other assets	(217)	(56)
Accounts payable	414	263
Accounts payable to affiliates	112	(42)
Accrued expenses and other current liabilities	8	1
Other noncurrent liabilities	(1)	(6)
Net cash provided by operating activities	337	275
Cash flows from investing activities:
Capital expenditures	(55)	(48)
Distributions from unconsolidated affiliate in excess of cumulative earnings	3	3
Cash paid for acquisition	(264)	—
Proceeds from disposal of property and equipment	11	14
Net cash used in investing activities	(305)	(31)
Cash flows from financing activities:
Payments on long-term debt	(1)	(439)
Revolver borrowings	2,335	851
Revolver repayments	(2,047)	(490)
Distributions to unitholders	(176)	(176)
Net cash provided by (used in) financing activities	111	(254)
Net increase (decrease) in cash and cash equivalents	143	(10)
Cash and cash equivalents at beginning of period	25	97
Cash and cash equivalents at end of period	$168	$87

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$(6)	$6

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC ( our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of June 30, 2022, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units, which constitutes a 28.4% limited partner interest in us, and all of our incentive distribution rights ("IDRs").
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
On April 1, 2022, we completed the previously announced acquisition of a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $264 million. The acquisition increased intangible assets and goodwill by $96 million and $19 million, respectively. The remaining $149 million consisted of fixed assets of $72 million and working capital of $77 million.
Management with the assistance of a third party valuation firm, determined the preliminary assessment of fair value of assets and liabilities at the date of the Gladieux Capital Partners, LLC acquisition. We determined the preliminary value of goodwill by giving consideration to various qualitative factors. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation. As a result, adjustments to this preliminary allocation may occur in the future. Goodwill acquired in connection with the Gladieux Capital Partners, LLC acquisition is deductible for tax purposes.
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
Significant Accounting Policies
As of June 30, 2022, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $72 million and $87 million for the three months ended June 30, 2022 and 2021, respectively, and $143 million and $164 million for the six months ended June 30, 2022 and 2021, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the consolidated statements of operations and comprehensive income.

3.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Accounts receivable, trade	$745	$428
Credit card receivables	59	37
Vendor receivables for rebates and branding	43	35
Other receivables	61	28
Allowance for expected credit losses	(2)	(2)
Accounts receivable, net	$906	$526
4.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of June 30, 2022 and December 31, 2021, the Partnership’s fuel inventory balance included lower of cost or market reserves of zero and $121 million, respectively. The fuel inventory replacement cost was $253 million higher than the fuel inventory balance as of June 30, 2022. For the three and six months ended June 30, 2022 and 2021, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended June 30, 2022 and 2021, the Partnership’s cost of sales included favorable inventory adjustments of $1 million and $59 million, respectively, and for the six months ended June 30, 2022 and 2021, the Partnership’s cost of sales included favorable inventory adjustments of $121 million and $159 million, respectively.
Inventories, net, consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Fuel	$746	$526
Other	11	8
Inventories, net	$757	$534
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Wage and other employee-related accrued expenses	$19	$23
Accrued tax expense	162	152
Accrued insurance	23	22
Accrued interest expense	30	31
Dealer deposits	22	21
Accrued environmental expense	7	7
Other	51	35
Total	$314	$291

6.Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Sale leaseback financing obligation	$85	$91
Credit Facility	869	581
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	800
Finance leases	9	9
Total debt	3,563	3,281
Less: current maturities	—	6
Less: debt issuance costs	25	26
Long-term debt, net	$3,538	$3,249
Revolving Credit Agreement
On April 7, 2022, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and a letter of credit issuer (the “Credit Facility”). The Credit Facility amended and restated the former revolving credit facility entered into on July 27, 2018 (the "2018 Revolver"). The Credit Facility is a $1.50 billion revolving credit facility, expiring April 7, 2027 (which date may be extended in accordance with the terms of the Credit Facility). The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $500 million.
As of June 30, 2022, the balance on the Credit Facility was $869 million, and $6 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at June 30, 2022 was $0.6 billion. The weighted average interest rate on the total amount outstanding at June 30, 2022 was 3.48%. The Partnership was in compliance with all financial covenants at June 30, 2022.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of June 30, 2022 is estimated to be approximately $3.2 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.
7.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Asset retirement obligations	$81	$79
Accrued environmental expense, long-term	12	12
Other	18	13
Total	$111	$104
8.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Our investment in the J.C. Nolan pipeline (a joint venture with Energy Transfer) was $131 million and $132 million as of June 30, 2022 and December 31, 2021, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million for both the three months ended June 30, 2022 and 2021 and $2 million for both the six months ended June 30, 2022 and 2021.

Summary of Transactions
Related party transactions with affiliates for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Motor fuel sales to affiliates	$23	$7	$28	$9
Bulk fuel purchases from affiliates	$703	$419	$1,243	$752
Significant affiliate balances and activity related to the consolidated balance sheets are as follows:
•Net advances from affiliates were $118 million and $126 million as of June 30, 2022 and December 31, 2021, respectively, related to treasury services agreements with Energy Transfer.
•Net accounts receivable from affiliates were $13 million and $12 million as of June 30, 2022 and December 31, 2021, respectively, which are primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $171 million and $59 million as of June 30, 2022 and December 31, 2021, respectively, attributable to operational expenses and bulk fuel purchases.
9.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Fuel Distribution and Marketing Segment
Distributor	$3,346	$2,123	$5,753	$3,738
Dealer	1,427	903	2,481	1,582
Unbranded wholesale	2,193	744	3,456	1,412
Commission agent	515	369	918	659
Non motor fuel sales	41	16	82	30
Lease income	32	32	64	65
Total	7,554	4,187	12,754	7,486
All Other Segment
Motor fuel	197	153	347	264
Non motor fuel sales	61	50	110	109
Lease income	3	2	6	4
Total	261	205	463	377
Total revenue	$7,815	$4,392	$13,217	$7,863
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Contract balances
Contract asset	$182	$157
Accounts receivable from contracts with customers	$802	$463
Contract liability	$—	$—

Costs to Obtain or Fulfill a Contract
For the three and six months ended June 30, 2022, the Partnership recognized $3 million and $10 million, respectively, and $5 million and $9 million for the three and six months ended June 30, 2021, respectively, of amortization on capitalized costs incurred to obtain contracts.
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
Lessee Accounting
The details of the Partnership's operating and finance lease liabilities are as follows:

	June 30,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	23	23
Finance leases	28	29
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	4%	4%

	Six Months Ended June 30,
Other information	2022	2021
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(24)	$(25)
Operating cash flows from finance leases	$—	$(1)
Financing cash flows from finance leases	$—	$—
Leased assets obtained in exchange for new finance lease liabilities	$—	$9
Leased assets obtained in exchange for new operating lease liabilities	$11	$1

Maturity of lease liabilities (as of June 30, 2022)	Operating leases	Finance leases	Total
	(in millions)
2022 (remainder)	$25	$—	$25
2023	48	—	48
2024	47	—	47
2025	47	—	47
2026	46	—	46
Thereafter	783	15	798
Total lease payment	996	15	1,011
Less: interest	456	6	462
Present value of lease liabilities	$540	$9	$549
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Income tax expense at statutory federal rate	$27	$37	$73	$69
Partnership earnings not subject to tax	(22)	(30)	(66)	(61)
State and local tax, net of federal benefit	2	2	3	3
Other	1	(1)	1	—
Net income tax expense	$8	$8	$11	$11
12.Equity
As of June 30, 2022, Energy Transfer and its subsidiaries owned 28,463,967 common units, which constitutes a 28.4% limited partner interest in the Partnership. As of June 30, 2022, our wholly-owned consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 55,298,299 common units.
Common Units
The change in our outstanding common units for the six months ended June 30, 2022 was as follows:

Number of Units
Number of common units at December 31, 2021	83,670,950
Vested phantom units exercised	91,316
Number of common units at June 30, 2022	83,762,266
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

The calculation of net income allocated to the partners was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Attributable to Common Units
Distributions	$69	$69	$138	$138
Distributions less than net income	33	78	160	143
Limited partners' interest in net income	$102	$147	$298	$281
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.

Cash distributions paid or declared during 2022 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
August 19, 2022	$0.8255	$69	$18
May 19, 2022	$0.8255	$69	$18
February 18, 2022	$0.8255	$69	$18

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
The following table presents financial information by segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022				2021
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$7,481	$197		$7,678	$4,139	$153		$4,292
Non motor fuel sales	41	61		102	16	50		66
Lease income	32	3		35	32	2		34
Intersegment sales	161	—	(161)	—	107	—	(107)	—
Total revenue	$7,715	$261	$(161)	$7,815	$4,294	$205	$(107)	4,392
Net income and comprehensive income				$121				$166
Depreciation, amortization and accretion				49				43
Interest expense, net				45				43
Income tax expense				8				8
Non-cash unit-based compensation expense				3				3
Gain on disposal of assets				(5)				(8)
Unrealized gain on commodity derivatives				(11)				(2)
Inventory adjustments				(1)				(59)
Equity in earnings of unconsolidated affiliate				(1)				(1)
Adjusted EBITDA related to unconsolidated affiliate				3				2
Other non-cash adjustments				3				6
Adjusted EBITDA	$200	$14		$214	$191	$10		$201
Capital expenditures	$23	$6		$29	$28	$2		$30
Total assets as of June 30, 2022 and December 31, 2021, respectively	$5,833	$1,090		$6,923	$4,825	$990		$5,815
________________________________

	Six Months Ended June 30,
	2022				2021
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$12,608	$347		$12,955	$7,391	$264		$7,655
Non motor fuel sales	82	110		192	30	109		139
Lease income	64	6		70	65	4		69
Intersegment sales	277	—	(277)	—	182	—	(182)	—
Total revenue	$13,031	$463	$(277)	$13,217	$7,668	$377	$(182)	$7,863
Net income and comprehensive income				$337				$320
Depreciation, amortization and accretion				96				90
Interest expense, net				86				84
Income tax expense				11				11
Non-cash unit-based compensation expense				8				7
Gain on disposal of assets and impairment charges				(5)				(8)
Loss on extinguishment of debt				—				7
Unrealized gain on commodity derivatives				(20)				(7)
Inventory adjustments				(121)				(159)
Equity in earnings of unconsolidated affiliate				(2)				(2)
Adjusted EBITDA related to unconsolidated affiliate				5				4
Other non-cash adjustments				10				11
Adjusted EBITDA	$374	$31		$405	$344	$14		$358
Capital expenditures	$46	$9		$55	$45	$3		$48
Total assets as of June 30, 2022 and December 31, 2021, respectively	$5,833	$1,090		$6,923	$4,825	$990		$5,815
________________________________

14.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except units and per unit amounts)
Net income and comprehensive income	$121	$166	$337	$320
Less:
Incentive distribution rights	18	18	36	36
Distributions on nonvested phantom unit awards	1	1	3	3
Limited partners’ interest in net income	$102	$147	$298	$281
Weighted average common units outstanding:
Basic	83,737,613	83,350,567	83,710,409	83,346,719
Dilutive effect of nonvested phantom unit awards	1,030,359	1,052,300	1,039,486	929,921
Diluted	84,767,972	84,402,867	84,749,895	84,276,640
Net income per common unit:
Basic	$1.22	$1.76	$3.56	$3.37
Diluted	$1.20	$1.73	$3.52	$3.33

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
•general economic conditions, including sustained periods of inflation and associated central bank monetary policies;
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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of June 30, 2022, we operated 77 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner, which is owned by Energy Transfer. As of June 30, 2022, Energy Transfer owned 100% of the limited liability company interests in our General Partner, all of our incentive distribution rights and approximately 34.0% of our common units, which constitutes a 28.4% limited partner interest in us.
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
•517 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;
•6,781 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,442 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
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
•Motor fuel gallons sold. One of the primary drivers of our business is the total volume of motor fuel sold through our channels. Fuel distribution contracts with our customers generally provide that we distribute motor fuel at a fixed, volume-based profit margin or at an agreed upon level of price support. As a result, profit is directly tied to the volume of motor fuel that we distribute. Total motor fuel profit dollars earned from the product of profit per gallon and motor fuel gallons sold are used by management to evaluate business performance.
•Profit per gallon. profit per gallon is calculated as the profit on motor fuel (excluding non-cash inventory adjustments as described under "Adjusted EBITDA" below) divided by the number of gallons sold, and is typically expressed as cents per gallon. Our profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail profit per gallon is heavily impacted by volatile pricing and intense competition from retail stores, supermarkets, club stores and other retail formats, which varies based on the market.
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
Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended June 30,
	2022				2021
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$7,481	$197	$7,678		$4,139	$153	$4,292
Non motor fuel sales	41	61	102		16	50	66
Lease income	32	3	35		32	2	34
Total revenues	$7,554	$261	$7,815		$4,187	$205	$4,392
Cost of Sales:
Motor fuel sales	$7,248	$185	$7,433		$3,874	$141	$4,015
Non motor fuel sales	10	27	37		2	22	24
Lease	—	—	—		—	—	—
Total cost of sales	$7,258	$212	$7,470		$3,876	$163	$4,039
Net income and comprehensive income			$121				$166
Adjusted EBITDA (1)	$200	$14	$214		$191	$10	$201
Operating Data:
Total motor fuel gallons sold			1,985				1,933
Motor fuel gross profit cents per gallon (2)			12.3	¢			11.3	¢
________________________________
(1)    We define Adjusted EBITDA, which is a non-GAAP financial measure, as described above under “Key Measures Used to Evaluate and Assess Our Business.”
(2)    Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

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
The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$200	$191	$9
All other	14	10	4
Consolidated Adjusted EBITDA	214	201	13
Depreciation, amortization and accretion	(49)	(43)	(6)
Interest expense, net	(45)	(43)	(2)
Non-cash unit-based compensation expense	(3)	(3)	—
Gain on disposal of assets	5	8	(3)
Unrealized gain on commodity derivatives	11	2	9
Inventory adjustments	1	59	(58)
Equity in earnings of unconsolidated affiliate	1	1	—
Adjusted EBITDA related to unconsolidated affiliate	(3)	(2)	(1)
Other non-cash adjustments	(3)	(6)	3
Income tax expense	(8)	(8)	—
Net income and comprehensive income	$121	$166	$(45)
The following discussion of results compares the operations for the three months ended June 30, 2022 and 2021.
Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2022 was $214 million, an increase of $13 million from the three months ended June 30, 2021. The increase is primarily attributable to the following changes:
•an increase in the gross profit on motor fuel sales of $15 million, primarily due to a 9.6% increase in profit per gallon sold and a 2.7% increase in gallons sold;
•an increase in non motor fuel gross profit of $24 million, primarily due to an increase in storage tanks and terminals gross profit for the three months ended June 30, 2022. This increase was primarily a result of the 2021 fourth quarter acquisition of refined product terminals. In addition, increased credit card transactions and merchandise gross profit contributed $6 million to the overall increase; and
•an increase of $1 million in Adjusted EBITDA related to unconsolidated affiliate, which was attributable to the joint venture on the J.C. Nolan diesel fuel pipeline to West Texas; partially offset by
•an increase in operating costs of $27 million. These expenses include other operating expense, general and administrative expense and lease expense. The increase was primarily due to higher costs as a result of recent acquisitions of refined product terminals and the transmix processing and terminal facility, higher employee costs and credit card processing fees.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $49 million for the three months ended June 30, 2022 and $43 million for the three months ended June 30, 2021. This increase is primarily due to the recent acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense. Interest expense for the three months ended June 30, 2022 was $45 million, an increase of $2 million from the three months ended June 30, 2021. This increase is primarily attributable to an increase in average total long-term debt and increase in the weighted average interest rate on long-term debt for the respective periods.
Gain on Disposal of Assets. Gains on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the three months ended June 30, 2022 and 2021, proceeds from disposals of property and equipment were $7 million and $8 million, respectively.

Unrealized Gain on Commodity Derivatives. The unrealized gains on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2022, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $1 million, creating a favorable impact to net income. For the three months ended June 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $59 million, creating a favorable impact to net income.
Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Six Months Ended June 30,
	2022				2021
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$12,608	$347	$12,955		$7,391	$264	$7,655
Non motor fuel sales	82	110	192		30	109	139
Lease income	64	6	70		65	4	69
Total revenues	$12,754	$463	$13,217		$7,486	$377	$7,863
Cost of sales:
Motor fuel sales	$12,046	$325	$12,371		$6,853	$244	$7,097
Non motor fuel sales	22	49	71		4	58	62
Lease	—	—	—		—	—	—
Total cost of sales	$12,068	$374	$12,442		$6,857	$302	$7,159
Net income and comprehensive income			$337				$320
Adjusted EBITDA (1)	$374,000,000	$31,000,000	$405,000,000		$344	$14	$358
Operating Data:
Total motor fuel gallons sold			3,755				3,689
Motor fuel gross profit cents per gallon (2)			12.3	¢			10.8	¢
________________________________
(1)    We define Adjusted EBITDA, a non-GAAP financial measure, as described above under “Key Measures Used to Evaluate and Assess Our Business.”
(2)    Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.

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
The following table presents a reconciliation of Adjusted EBITDA to net income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in millions)
Segment Adjusted EBITDA:
Fuel distribution and marketing	$374	$344	$30
All other	31	14	17
Consolidated Adjusted EBITDA	405	358	47
Depreciation, amortization and accretion	(96)	(90)	(6)
Interest expense, net	(86)	(84)	(2)
Non-cash unit-based compensation expense	(8)	(7)	(1)
Gain on disposal of assets	5	8	(3)
Loss on extinguishment of debt	—	(7)	7
Unrealized gain on commodity derivatives	20	7	13
Inventory adjustments	121	159	(38)
Equity in earnings of unconsolidated affiliate	2	2	—
Adjusted EBITDA related to unconsolidated affiliate	(5)	(4)	(1)
Other non-cash adjustments	(10)	(11)	1
Income tax expense	(11)	(11)	—
Net income and comprehensive income	$337	$320	$17
The following discussion of results compares the operations for the six months ended June 30, 2022 and 2021.
Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2022 was $405 million, an increase of $47 million from the six months ended June 30, 2021. The increase is primarily attributable to the following changes:
•an increase in the gross profit on motor fuel sales of $51 million, primarily due to a 14.1% increase in gross profit per gallon sold and a 1.8% increase in gallons sold;
•an increase in non motor fuel gross profit of $45 million, primarily due to an increase in storage tanks and terminals gross profit for the six months ended June 30, 2022. This increase was primarily a result of the 2021 fourth quarter acquisition of refined product terminals. In addition, increased credit card transactions and merchandise gross profit contributed $11 million to the overall increase; and
•an increase of $1 million in Adjusted EBITDA related to unconsolidated affiliate, which was attributable to the joint venture on the J.C. Nolan diesel fuel pipeline to West Texas; partially offset by
•an increase in operating costs of $50 million. These expenses include other operating expense, general and administrative expense and lease expense. The increase was primarily due to higher costs as a result of the recent acquisitions of refined product terminals and the transmix processing and terminal facility, higher employee costs, credit card processing fees, environmental costs, maintenance costs and, acquisition costs.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $96 million for the six months ended June 30, 2022 and $90 million for the six months ended June 30, 2021. This increase is primarily due to the recent acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense. Interest expense for the six months ended June 30, 2022 was $86 million, an increase of $2 million from the six months ended June 30, 2021. This increase is primarily attributable to an increase in average total long-term debt and increase in the weighted average interest rate on long-term debt for the respective periods.

Gain on Disposal of Assets. Gains on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the six months ended June 30, 2022 and 2021, proceeds from disposals of property and equipment were $11 million and $14 million, respectively.
Unrealized Gain on Commodity Derivatives. The unrealized gains on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the six months ended June 30, 2022, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $121 million, creating a favorable impact to net income. For the six months ended June 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $159 million, creating a favorable impact to net income.
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
As of June 30, 2022, we had $168 million of cash and cash equivalents on hand and borrowing capacity of $0.6 billion under the Partnership's Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and a line of credit issuer (the "Credit Facility"). The Credit Facility amended and restated the former revolving credit facility entered into on July 27, 2018 (the "2018 Revolver"). The Partnership was in compliance with all financial covenants at June 30, 2022. Based on our current estimates, we expect to utilize capacity under the 2018 Revolver, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2022; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
    Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	For the Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash provided by (used in)
Operating activities	$337	$275
Investing activities	(305)	(31)
Financing activities	111	(254)
Net increase (decrease) in cash and cash equivalents	$143	$(10)

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
Six months ended June 30, 2022 compared to six months ended June 30, 2021. Net cash provided by operations was $337 million and $275 million for the six months of 2022 and 2021, respectively. The increase in cash flows provided by operations was due to a $99 million increase in cash basis net income compared to the six months ended June 30, 2021; partially offset by a decrease in net cash flow from operating assets and liabilities of $37 million compared to the six months ended June 30, 2021.
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
Six months ended June 30, 2022 compared to six months ended June 30, 2021. Net cash used in investing activities was $305 million and $31 million for the first six months of 2022 and 2021, respectively. The six months ended June 30, 2022 included the payment of a $264 million cash deposit for a transmix processing and terminal facility acquisition completed in April 2022. Capital expenditures were $55 million and $48 million for the first six months of 2022 and 2021, respectively. Distributions from unconsolidated affiliate in excess of cumulative earnings were $3 million and $3 million for the six months ended June 30, 2022 and 2021, respectively. Proceeds from disposal of property and equipment were $11 million and $14 million for the first six months of 2022 and 2021, respectively.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2022 compared to six months ended June 30, 2021. Net cash provided by financing activities was $111 million and net cash used in financing activities was $254 million for the first six months of 2022 and 2021, respectively. During the six months ended June 30, 2022, we:
•borrowed $2.3 billion and repaid $2.0 billion under the Credit Facility and 2018 Revolver, respectively, to fund daily operations; and
•paid $176 million in distributions to our unitholders, of which $82 million was paid to Energy Transfer.

During the six months ended June 30, 2021, we:
•borrowed $851 million and repaid $490 million under the 2018 Revolver to fund daily operations and to repurchase the senior notes discussed below;
•paid $436 million to repurchase the 4.875% senior notes due 2023; and
•paid $176 million in distributions to our unitholders, of which $82 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On July 26, 2022, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended June 30, 2022, excluding distributions to Class C unitholders. The declared distribution will be paid on August 19, 2022 to unitholders of record on August 8, 2022.

Capital Expenditures
Included in our capital expenditures for the first six months of 2022 was $10 million in maintenance capital and $45 million in growth capital. Growth capital relates primarily to the construction of the Partnership's Brownsville, Texas terminal and dealer and distributor supply contracts.
We currently expect to spend approximately $50 million in maintenance capital and at least $150 million in growth capital for the full year 2022.
Description of Indebtedness
    As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Sale leaseback financing obligation	$85	$91
Credit Facility	869	581
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	800
Finance leases	9	9
Total debt	3,563	3,281
Less: current maturities	—	6
Less: debt issuance costs	25	26
Long-term debt, net	$3,538	$3,249
Revolving Credit Agreement
The Partnership is party to the Credit Facility. As of June 30, 2022, the balance on the Credit Facility was $869 million, and $6 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at June 30, 2022 was $0.6 billion. The weighted average interest rate on the total amount outstanding at June 30, 2022 was 3.48%. The Partnership was in compliance with all financial covenants at June 30, 2022.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of June 30, 2022, we had $869 million borrowed on the Credit Facility compared to $581 million borrowed on the 2018 Revolver at December 31, 2021. Further, as of June 30, 2022, we had $2.6 billion outstanding under our Senior Notes. See Note 6 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 0.5 million barrels with an aggregated unrealized gain of $8.9 million outstanding at June 30, 2022.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual leased site is material to us.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2021. No significant changes have occurred subsequent to the Form 10-K filing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $869 million of outstanding borrowings on the Credit Facility as of June 30, 2022. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2022 would be an $8.7 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2022 or 2021.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2022, we held approximately $614 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 0.5 million barrels with an aggregate unrealized gain of $8.9 million outstanding at June 30, 2022.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Second Amended and Restated Certificate of Limited Partnership Sunoco LP dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

10.1
Second Amended and Restated Credit Agreement dated as of April 7, 2022, by and among Sunoco LP, as borrower, Bank of America N.A., as administrative agent, collateral agent swingline leader and an LC issuer and the lenders party thereto (Incorporated by reference to the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 7, 2022)

22.1	List of Guarantor and Issuer Subsidiaries (Incorporated by reference to Exhibit 22.1 to the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 5, 2022)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* -	Filed herewith

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 4, 2022	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)