Form 10-Q
period 2022-09-30
Sunoco LP
filed 2022-11-03
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 83,763,300 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at October 28, 2022.

SUNOCO LP
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$196	$25
Accounts receivable, net	730	526
Receivables from affiliates	10	12
Inventories, net	776	534
Other current assets	151	95
Total current assets	1,863	1,192

Property and equipment	2,675	2,581
Accumulated depreciation	(1,007)	(914)
Property and equipment, net	1,668	1,667
Other assets:
Finance lease right-of-use assets, net	9	9
Operating lease right-of-use assets, net	514	517
Goodwill	1,588	1,568

Intangible assets	990	902
Accumulated amortization	(396)	(360)
Intangible assets, net	594	542
Other noncurrent assets	209	188
Investment in unconsolidated affiliate	129	132
Total assets	$6,574	$5,815
Liabilities and equity
Current liabilities:
Accounts payable	$868	$515
Accounts payable to affiliates	110	59
Accrued expenses and other current liabilities	326	291
Operating lease current liabilities	19	19
Current maturities of long-term debt	—	6
Total current liabilities	1,323	890
Operating lease noncurrent liabilities	519	521
Revolving line of credit	704	581
Long-term debt, net	2,670	2,668
Advances from affiliates	117	126
Deferred tax liability	151	114
Other noncurrent liabilities	112	104
Total liabilities	5,596	5,004
Commitments and contingencies (Note 10)
Equity:
Limited partners:
Common unitholders (83,763,300 units issued and outstanding as of September 30, 2022 and 83,670,950 units issued and outstanding as of December 31, 2021)	978	811
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Total equity	978	811
Total liabilities and equity	$6,574	$5,815

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Motor fuel sales	$6,468	$4,666	$19,423	$12,321
Non motor fuel sales	90	79	282	218
Lease income	36	34	106	103
Total revenues	6,594	4,779	19,811	12,642
Cost of sales and operating expenses:
Cost of sales	6,261	4,472	18,703	11,631
General and administrative	29	28	86	79
Other operating	86	70	250	192
Lease expense	16	15	47	44
Gain on disposal of assets	(3)	(4)	(8)	(12)
Depreciation, amortization and accretion	55	45	151	135
Total cost of sales and operating expenses	6,444	4,626	19,229	12,069
Operating income	150	153	582	573
Other income (expense):
Interest expense, net	(49)	(40)	(135)	(124)
Equity in earnings of unconsolidated affiliate	1	1	3	3
Loss on extinguishment of debt	—	—	—	(7)
Income before income taxes	102	114	450	445
Income tax expense	19	10	30	21
Net income and comprehensive income	$83	$104	$420	$424

Net income per common unit:
Basic	$0.76	$1.01	$4.32	$4.38
Diluted	$0.75	$1.00	$4.27	$4.33

Weighted average common units outstanding:
Basic	83,763,064	83,352,123	83,728,153	83,348,540
Diluted	84,831,037	84,549,277	84,769,526	84,364,321

Cash distributions per common unit	$0.8255	$0.8255	$2.4765	$2.4765

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance at December 31, 2021	$811
Cash distribution to unitholders	(88)
Unit-based compensation	5
Net income	216
Balance at March 31, 2022	944
Cash distribution to unitholders	(88)
Unit-based compensation	3
Net income	121
Balance at June 30, 2022	980
Cash distribution to unitholders	(89)
Unit-based compensation	4
Net income	83
Balance at September 30, 2022	$978

Balance at December 31, 2020	$632
Cash distribution to unitholders	(88)
Unit-based compensation	4
Other	(4)
Net income	154
Balance at March 31, 2021	698
Cash distribution to unitholders	(88)
Unit-based compensation	3
Net income	166
Balance at June 30, 2021	779
Cash distribution to unitholders	(88)
Unit-based compensation	5
Net income	104
Balance at September 30, 2021	$800

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$420	$424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	151	135
Amortization of deferred financing fees	3	6
Gain on disposal of assets	(8)	(12)
Loss on extinguishment of debt	—	7
Non-cash unit-based compensation expense	12	12
Deferred income tax	38	3
Inventory valuation adjustment	(81)	(168)
Equity in earnings of unconsolidated affiliate	(3)	(3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(165)	(245)
Receivables from affiliates	2	2
Inventories, net	(53)	57
Other assets	(36)	(79)
Accounts payable	292	379
Accounts payable to affiliates	51	(16)
Accrued expenses and other current liabilities	20	24
Other noncurrent liabilities	(3)	(14)
Net cash provided by operating activities	640	512
Cash flows from investing activities:
Capital expenditures	(97)	(92)
Distributions from unconsolidated affiliate in excess of cumulative earnings	5	6
Cash paid for acquisition, net of cash acquired	(252)	(6)
Proceeds from disposal of property and equipment	18	27
Net cash used in investing activities	(326)	(65)
Cash flows from financing activities:
Payments on long-term debt	(1)	(442)
Revolver borrowings	2,995	878
Revolver repayments	(2,872)	(628)
Distributions to unitholders	(265)	(264)
Net cash used in financing activities	(143)	(456)
Net increase (decrease) in cash and cash equivalents	171	(9)
Cash and cash equivalents at beginning of period	25	97
Cash and cash equivalents at end of period	$196	$88

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$(6)	$5

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of September 30, 2022, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units, which constitutes a 28.4% limited partner interest in us, and all of our incentive distribution rights ("IDRs").
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
On April 1, 2022, we completed the previously announced acquisition of a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $252 million, net of cash acquired. Management, with the assistance of a third party valuation firm, has determined the fair value of assets and liabilities at the date of the acquisition. Goodwill acquired in connection with the acquisition is deductible for tax purposes.

April 1, 2022
Inventories	$108
Other current assets	56
Property and equipment	73
Goodwill	20
Intangible assets	98
Current liabilities	(88)
Net assets	267
Cash acquired	(15)
Total cash consideration, net of cash acquired	$252
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
Significant Accounting Policies
As of September 30, 2022, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $76 million and $88 million for the three months ended September 30, 2022 and 2021, respectively, and $219 million and $252 million for the nine months ended September 30, 2022 and 2021, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the consolidated statements of operations and comprehensive income.
3.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Accounts receivable, trade	$587	$428
Credit card receivables	45	37
Vendor receivables for rebates and branding	42	35
Other receivables	57	28
Allowance for expected credit losses	(1)	(2)
Accounts receivable, net	$730	$526
4.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of September 30, 2022 and December 31, 2021, the Partnership’s fuel inventory balance included lower of cost or market reserves of $40 million and $121 million, respectively. The fuel inventory replacement cost was $6 million higher than the fuel inventory balance as of September 30, 2022. For the three and nine months ended September 30, 2022 and 2021, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended September 30, 2022 and 2021, the Partnership’s cost of sales included unfavorable and favorable inventory adjustments of $40 million and $9 million, respectively, and for the nine months ended September 30, 2022 and 2021, the Partnership’s cost of sales included favorable inventory adjustments of $81 million and $168 million, respectively.
Inventories, net, consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Fuel	$765	$526
Other	11	8
Inventories, net	$776	$534
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Wage and other employee-related accrued expenses	$26	$23
Accrued tax expense	162	152
Accrued insurance	23	22
Accrued interest expense	51	31
Dealer deposits	23	21
Accrued environmental expense	7	7
Other	34	35
Total	$326	$291

6.Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Sale leaseback financing obligation	$85	$91
Credit Facility	704	581
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	800
Finance leases	9	9
Total debt	3,398	3,281
Less: current maturities	—	6
Less: debt issuance costs	24	26
Long-term debt, net	$3,374	$3,249
Revolving Credit Agreement
On April 7, 2022, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and a letter of credit issuer (the “Credit Facility”). The Credit Facility amended and restated the former revolving credit facility entered into on July 27, 2018. The Credit Facility is a $1.50 billion revolving credit facility, expiring April 7, 2027 (which date may be extended in accordance with the terms of the Credit Facility). The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $500 million.
As of September 30, 2022, the balance on the Credit Facility was $704 million, and $7 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at September 30, 2022 was $0.8 billion. The weighted average interest rate on the total amount outstanding at September 30, 2022 was 5.11%. The Partnership was in compliance with all financial covenants at September 30, 2022.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of September 30, 2022 is estimated to be approximately $3.0 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.
7.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Asset retirement obligations	$82	$79
Accrued environmental expense, long-term	11	12
Other	19	13
Total	$112	$104
8.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Our investment in the J.C. Nolan pipeline (a joint venture with Energy Transfer) was $129 million and $132 million as of September 30, 2022 and December 31, 2021, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million for each of the three months ended September 30, 2022 and 2021 and $3 million for each of the nine months ended September 30, 2022 and 2021.

Summary of Transactions
Related party transactions with affiliates for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Motor fuel sales to affiliates	$16	$7	$44	$16
Bulk fuel purchases from affiliates	$458	$461	$1,701	$1,213
Significant affiliate balances and activity related to the consolidated balance sheets are as follows:
•Net advances from affiliates were $117 million and $126 million as of September 30, 2022 and December 31, 2021, respectively, related to treasury services agreements with Energy Transfer.
•Net accounts receivable from affiliates were $10 million and $12 million as of September 30, 2022 and December 31, 2021, respectively, which were primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $110 million and $59 million as of September 30, 2022 and December 31, 2021, respectively, attributable to operational expenses and bulk fuel purchases.
9.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Fuel Distribution and Marketing Segment
Distributor	$2,757	$2,328	$8,510	$6,066
Dealer	1,211	983	3,692	2,565
Unbranded wholesale	1,859	804	5,315	2,216
Commission agent	443	384	1,361	1,043
Non motor fuel sales	29	21	111	51
Lease income	35	33	99	98
Total	6,334	4,553	19,088	12,039
All Other Segment
Motor fuel	198	167	545	431
Non motor fuel sales	61	58	171	167
Lease income	1	1	7	5
Total	260	226	723	603
Total revenue	$6,594	$4,779	$19,811	$12,642
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Contract balances
Contract asset	$182	$157
Accounts receivable from contracts with customers	$631	$463
Contract liability	$—	$—

Costs to Obtain or Fulfill a Contract
For the three and nine months ended September 30, 2022, the Partnership recognized $6 million and $16 million, respectively, and $6 million and $15 million for the three and nine months ended September 30, 2021, respectively, of amortization on capitalized costs incurred to obtain contracts.
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
Lessee Accounting
The details of the Partnership's operating and finance lease liabilities are as follows:

	September 30,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	23	22
Finance leases	28	29
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	4%	4%

	Nine Months Ended September 30,
Other information	2022	2021
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(37)	$(37)
Operating cash flows from finance leases	$—	$(1)
Financing cash flows from finance leases	$—	$(1)
Leased assets obtained in exchange for new finance lease liabilities	$—	$9
Leased assets obtained in exchange for new operating lease liabilities	$16	$1

Maturity of lease liabilities (as of September 30, 2022)	Operating leases	Finance leases	Total
	(in millions)
2022 (remainder)	$12	$—	$12
2023	48	—	48
2024	47	—	47
2025	47	—	47
2026	46	—	46
Thereafter	788	15	803
Total lease payment	988	15	1,003
Less: interest	450	6	456
Present value of lease liabilities	$538	$9	$547
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Income tax expense at statutory federal rate	$21	$24	$95	$94
Partnership earnings not subject to tax	(6)	(18)	(72)	(79)
State and local tax, net of federal benefit	4	2	7	5
Other	—	2	—	1
Net income tax expense	$19	$10	$30	$21
12.Equity
As of September 30, 2022, Energy Transfer and its subsidiaries owned 28,463,967 common units, which constitutes a 28.4% limited partner interest in the Partnership. As of September 30, 2022, our wholly-owned consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 55,299,333 common units.
Common Units
The change in our outstanding common units for the nine months ended September 30, 2022 was as follows:

Number of Units
Number of common units at December 31, 2021	83,670,950
Vested phantom units exercised	92,350
Number of common units at September 30, 2022	83,763,300
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

The calculation of net income allocated to common unitholders was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Attributable to Common Units
Distributions	$69	$68	$207	$206
Distributions (in excess of) less than net income	(6)	16	154	159
Common unitholders' interest in net income	$63	$84	$361	$365
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.

Cash distributions paid or declared during 2022 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
November 18, 2022	$0.8255	$69	$18
August 19, 2022	$0.8255	$69	$18
May 19, 2022	$0.8255	$69	$18
February 18, 2022	$0.8255	$69	$18

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
The following table presents financial information by segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022				2021
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$6,270	$198		$6,468	$4,499	$167		$4,666
Non motor fuel sales	29	61		90	21	58		79
Lease income	35	1		36	33	1		34
Intersegment sales	141	—	(141)	—	117	—	(117)	—
Total revenue	$6,475	$260	$(141)	$6,594	$4,670	$226	$(117)	$4,779
Net income and comprehensive income				$83				$104
Depreciation, amortization and accretion				55				45
Interest expense, net				49				40
Income tax expense				19				10
Non-cash unit-based compensation expense				4				5
Gain on disposal of assets				(3)				(4)
Unrealized loss on commodity derivatives				23				2
Inventory adjustments				40				(9)
Equity in earnings of unconsolidated affiliate				(1)				(1)
Adjusted EBITDA related to unconsolidated affiliate				2				3
Other non-cash adjustments				5				3
Adjusted EBITDA	$250	$26		$276	$186	$12		$198
Capital expenditures	$32	$10		$42	$34	$10		$44
Total assets as of September 30, 2022 and December 31, 2021, respectively	$5,575	$999		$6,574	$4,825	$990		$5,815

	Nine Months Ended September 30,
	2022				2021
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$18,878	$545		$19,423	$11,890	$431		$12,321
Non motor fuel sales	111	171		282	51	167		218
Lease income	99	7		106	98	5		103
Intersegment sales	419	—	(419)	—	299	—	(299)	—
Total revenue	$19,507	$723	$(419)	$19,811	$12,338	$603	$(299)	$12,642
Net income and comprehensive income				$420				$424
Depreciation, amortization and accretion				151				135
Interest expense, net				135				124
Income tax expense				30				21
Non-cash unit-based compensation expense				12				12
Gain on disposal of assets and impairment charges				(8)				(12)
Loss on extinguishment of debt				—				7
Unrealized loss (gain) on commodity derivatives				3				(5)
Inventory adjustments				(81)				(168)
Equity in earnings of unconsolidated affiliate				(3)				(3)
Adjusted EBITDA related to unconsolidated affiliate				7				7
Other non-cash adjustments				15				14
Adjusted EBITDA	$624	$57		$681	$530	$26		$556
Capital expenditures	$78	$19		$97	$79	$13		$92
Total assets as of September 30, 2022 and December 31, 2021, respectively	$5,575	$999		$6,574	$4,825	$990		$5,815

14.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except units and per unit amounts)
Net income and comprehensive income	$83	$104	$420	$424
Less:
Incentive distribution rights	18	18	54	54
Distributions on nonvested phantom unit awards	2	2	5	5
Common unitholders’ interest in net income	$63	$84	$361	$365
Weighted average common units outstanding:
Basic	83,763,064	83,352,123	83,728,153	83,348,540
Dilutive effect of nonvested phantom unit awards	1,067,973	1,197,154	1,041,373	1,015,781
Diluted	84,831,037	84,549,277	84,769,526	84,364,321
Net income per common unit:
Basic	$0.76	$1.01	$4.32	$4.38
Diluted	$0.75	$1.00	$4.27	$4.33
15. Subsequent Event
On October 28, 2022, we executed a definitive agreement to acquire Peerless Oil & Chemicals, Inc. ("Peerless") for $70 million, subject to customary working capital adjustments. Peerless is an established terminal operator that distributes fuel products to over 100 locations within Puerto Rico and throughout the Caribbean.

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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of September 30, 2022, we operated 77 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner, which is owned by Energy Transfer. As of September 30, 2022, Energy Transfer owned 100% of the limited liability company interests in our General Partner, all of our incentive distribution rights and approximately 34.0% of our common units, which constitutes a 28.4% limited partner interest in us.
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
•515 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;
•6,754 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,857 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Recent Developments
On October 28, 2022, we executed a definitive agreement to acquire Peerless Oil & Chemicals, Inc. ("Peerless") for $70 million, subject to customary working capital adjustments. Peerless is an established terminal operator that distributes fuel products to over 100 locations within Puerto Rico and throughout the Caribbean.

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
Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended September 30,
	2022				2021
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$6,270	$198	$6,468		$4,499	$167	$4,666
Non motor fuel sales	29	61	90		21	58	79
Lease income	35	1	36		33	1	34
Total revenues	$6,334	$260	$6,594		$4,553	$226	$4,779
Cost of Sales:
Motor fuel sales	$6,062	$170	$6,232		$4,283	$152	$4,435
Non motor fuel sales	2	27	29		9	28	37
Lease	—	—	—		—	—	—
Total cost of sales	$6,064	$197	$6,261		$4,292	$180	$4,472
Net income and comprehensive income			$83				$104
Adjusted EBITDA (1)	$250	$26	$276		$186	$12	$198
Operating Data:
Total motor fuel gallons sold			1,986				1,971
Motor fuel gross profit cents per gallon (2)			13.9	¢			11.3	¢
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
The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in millions)
Segment Adjusted EBITDA
Fuel distribution and marketing	$250	$186	$64
All other	26	12	14
Consolidated Adjusted EBITDA	276	198	78
Depreciation, amortization and accretion	(55)	(45)	(10)
Interest expense, net	(49)	(40)	(9)
Non-cash unit-based compensation expense	(4)	(5)	1
Gain on disposal of assets	3	4	(1)
Unrealized loss on commodity derivatives	(23)	(2)	(21)
Inventory adjustments	(40)	9	(49)
Equity in earnings of unconsolidated affiliate	1	1	—
Adjusted EBITDA related to unconsolidated affiliate	(2)	(3)	1
Other non-cash adjustments	(5)	(3)	(2)
Income tax expense	(19)	(10)	(9)
Net income and comprehensive income	$83	$104	$(21)
The following discussion of results compares the operations for the three months ended September 30, 2022 and 2021.
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2022 was $276 million, an increase of $78 million from the three months ended September 30, 2021. The increase is primarily attributable to the following changes:
•an increase in the gross profit on motor fuel sales of $75 million, primarily due to a 23.6% increase in profit per gallon sold and a 0.8% increase in gallons sold; and
•an increase in non motor fuel gross profit of $22 million, primarily due to an increase in storage tanks and terminals gross profit for the three months ended September 30, 2022. This increase was primarily a result of the 2021 fourth quarter acquisition of refined product terminals. In addition, increased credit card transactions and merchandise gross profit contributed $4 million to the overall increase; partially offset by
•a decrease of $1 million in Adjusted EBITDA related to unconsolidated affiliate, which was attributable to the joint venture on the J.C. Nolan diesel fuel pipeline to West Texas; and
•an increase in operating costs of $18 million. These expenses include other operating expense, general and administrative expense and lease expense. The increase was primarily due to higher costs as a result of recent acquisitions of refined product terminals and the transmix processing and terminal facility, higher employee costs, insurance costs and credit card processing fees.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $55 million for the three months ended September 30, 2022 and $45 million for the three months ended September 30, 2021. This increase is primarily due to the recent acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense. Interest expense for the three months ended September 30, 2022 was $49 million, an increase of $9 million from the three months ended September 30, 2021. This increase is primarily attributable to an increase in average total long-term debt and increase in the weighted average interest rate on long-term debt for the respective periods.

Gain on Disposal of Assets. Gains on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the three months ended September 30, 2022 and 2021, proceeds from disposals of property and equipment were $7 million and $13 million, respectively.
Unrealized Loss on Commodity Derivatives. The unrealized losses on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2022, a decrease in fuel prices increased lower of cost or market reserve requirements for the period by $40 million, creating an adverse impact to net income. For the three months ended September 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $9 million, creating a favorable impact to net income.
Income Tax Expense. Income tax expense for three months ended September 30, 2022 was $19 million, an increase of $9 million from income tax expense of $10 million for the three months ended September 30, 2021. This increase is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries in 2022.
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Nine Months Ended September 30,
	2022				2021
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$18,878	$545	$19,423		$11,890	$431	$12,321
Non motor fuel sales	111	171	282		51	167	218
Lease income	99	7	106		98	5	103
Total revenues	$19,088	$723	$19,811		$12,039	$603	$12,642
Cost of sales:
Motor fuel sales	$18,108	$495	$18,603		$11,136	$396	$11,532
Non motor fuel sales	24	76	100		13	86	99
Lease	—	—	—		—	—	—
Total cost of sales	$18,132	$571	$18,703		$11,149	$482	$11,631
Net income and comprehensive income			$420				$424
Adjusted EBITDA (1)	$624	$57	$681		$530	$26	$556
Operating Data:
Total motor fuel gallons sold			5,741				5,660
Motor fuel gross profit cents per gallon (2)			12.9	¢			11.0	¢
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
The following table presents a reconciliation of Adjusted EBITDA to net income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in millions)
Segment Adjusted EBITDA:
Fuel distribution and marketing	$624	$530	$94
All other	57	26	31
Consolidated Adjusted EBITDA	681	556	125
Depreciation, amortization and accretion	(151)	(135)	(16)
Interest expense, net	(135)	(124)	(11)
Non-cash unit-based compensation expense	(12)	(12)	—
Gain on disposal of assets	8	12	(4)
Loss on extinguishment of debt	—	(7)	7
Unrealized (loss) gain on commodity derivatives	(3)	5	(8)
Inventory adjustments	81	168	(87)
Equity in earnings of unconsolidated affiliate	3	3	—
Adjusted EBITDA related to unconsolidated affiliate	(7)	(7)	—
Other non-cash adjustments	(15)	(14)	(1)
Income tax expense	(30)	(21)	(9)
Net income and comprehensive income	$420	$424	$(4)
The following discussion of results compares the operations for the nine months ended September 30, 2022 and 2021.
Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2022 was $681 million, an increase of $125 million from the nine months ended September 30, 2021. The increase is primarily attributable to the following changes:
•an increase in the gross profit on motor fuel sales of $126 million, primarily due to a 17.3% increase in gross profit per gallon sold and a 1.4% increase in gallons sold; and
•an increase in non motor fuel gross profit of $67 million, primarily due to an increase in storage tanks and terminals gross profit for the nine months ended September 30, 2022. This increase was primarily a result of the 2021 fourth quarter acquisition of refined product terminals. In addition, increased credit card transactions and merchandise gross profit contributed $15 million to the overall increase; partially offset by
•an increase in operating costs of $68 million. These expenses include other operating expense, general and administrative expense and lease expense. The increase was primarily due to higher costs as a result of the recent acquisitions of refined product terminals and the transmix processing and terminal facility, higher employee costs, credit card processing fees, utilities costs, maintenance costs and insurance costs.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $151 million for the nine months ended September 30, 2022 and $135 million for the nine months ended September 30, 2021. This increase is primarily due to the recent acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense. Interest expense for the nine months ended September 30, 2022 was $135 million, an increase of $11 million from the nine months ended September 30, 2021. This increase is primarily attributable to an increase in average total long-term debt and increase in the weighted average interest rate on long-term debt for the respective periods.
Gain on Disposal of Assets. Gains on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the nine months ended September 30, 2022 and 2021, proceeds from disposals of property and equipment were $18 million and $27 million, respectively.

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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the nine months ended September 30, 2022, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $81 million, creating a favorable impact to net income. For the nine months ended September 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $168 million, creating a favorable impact to net income.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2022 was $30 million, an increase of $9 million from income tax expense of $21 million for the nine months ended September 30, 2021. This increase is primarily attributable to higher earnings from the Partnership's consolidated corporate subsidiaries in 2022.
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
As of September 30, 2022, we had $196 million of cash and cash equivalents on hand and borrowing capacity of $0.8 billion under the Partnership's Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and a line of credit issuer (the "Credit Facility"). The Credit Facility amended and restated the former revolving credit facility entered into on July 27, 2018. The Partnership was in compliance with all financial covenants at September 30, 2022. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2022; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
    Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	For the Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash provided by (used in)
Operating activities	$640	$512
Investing activities	(326)	(65)
Financing activities	(143)	(456)
Net increase (decrease) in cash and cash equivalents	$171	$(9)

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
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Net cash provided by operations was $640 million and $512 million for the nine months of 2022 and 2021, respectively. The increase in cash flows provided by operations was due to a $128 million increase in cash basis net income compared to the nine months ended September 30, 2021.
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
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Net cash used in investing activities was $326 million and $65 million for the first nine months of 2022 and 2021, respectively. The nine months ended September 30, 2022 included the $252 million payment, net of cash acquired for the transmix processing and terminal facility acquisition completed in April 2022. Capital expenditures were $97 million and $92 million for the first nine months of 2022 and 2021, respectively. Distributions from unconsolidated affiliate in excess of cumulative earnings were $5 million and $6 million for the nine months ended September 30, 2022 and 2021, respectively. Proceeds from disposal of property and equipment were $18 million and $27 million for the first nine months of 2022 and 2021, respectively.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Net cash used in financing activities was $143 million and $456 million for the first nine months of 2022 and 2021, respectively. During the nine months ended September 30, 2022, we:
•borrowed $3.0 billion and repaid $2.9 billion under the Credit Facility to fund daily operations; and
•paid $265 million in distributions to our unitholders, of which $123 million was paid to Energy Transfer.

During the nine months ended September 30, 2021, we:
•borrowed $878 million and repaid $628 million under the Credit Facility to fund daily operations and to repurchase the senior notes discussed below;
•paid $436 million to repurchase the 4.875% senior notes due 2023; and
•paid $264 million in distributions to our unitholders, of which $123 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership (“Class C Units”) on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On October 25, 2022, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended September 30, 2022, excluding distributions to Class C unitholders. The declared distribution will be paid on November 18, 2022 to unitholders of record on November 4, 2022.
Capital Expenditures
Included in our capital expenditures for the first nine months of 2022 was $21 million in maintenance capital and $76 million in growth capital. Growth capital relates primarily to the construction of the Partnership's Brownsville, Texas terminal and dealer and distributor supply contracts.

We currently expect to spend approximately $50 million in maintenance capital and approximately $150 million in growth capital for the full year 2022.
Description of Indebtedness
    As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Sale leaseback financing obligation	$85	$91
Credit Facility	704	581
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	800
Finance leases	9	9
Total debt	3,398	3,281
Less: current maturities	—	6
Less: debt issuance costs	24	26
Long-term debt, net	$3,374	$3,249
Revolving Credit Agreement
The Partnership is party to the Credit Facility. As of September 30, 2022, the balance on the Credit Facility was $704 million, and $7 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at September 30, 2022 was $0.8 billion. The weighted average interest rate on the total amount outstanding at September 30, 2022 was 5.11%. The Partnership was in compliance with all financial covenants at September 30, 2022.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of September 30, 2022, we had $704 million borrowed on the Credit Facility compared to $581 million borrowed on the Credit Facility at December 31, 2021. Further, as of September 30, 2022, we had $2.6 billion outstanding under our Senior Notes. See Note 6 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for more information on our debt transactions.
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 1.8 million barrels with an aggregated fair value of $5.5 million outstanding at September 30, 2022.
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $704 million of outstanding borrowings on the Credit Facility as of September 30, 2022. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2022 would be a $7.0 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2022 or 2021.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2022, we held approximately $660 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 1.8 million barrels with an aggregate fair value of $5.5 million outstanding at September 30, 2022.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

22.1	List of Guarantor and Issuer Subsidiaries (Incorporated by reference to Exhibit 22.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 5, 2022)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* -	Filed herewith

** -	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 3, 2022	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)