Form 10-K
period 2022-12-31
Sunoco LP
filed 2023-02-17
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
At June 30, 2022, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $2.1 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 84,058,659 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at February 10, 2023.
Documents Incorporated by Reference: None

SUNOCO LP
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast,” “assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
•our ability to make, complete and integrate acquisitions from affiliates or third parties;
•business strategy and operations of Energy Transfer LP (“Energy Transfer”) and its conflicts of interest with us;
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
•any acceleration of the domestic and/or international transition to a low carbon economy as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;
•the possibility of cyber and malware attacks;
•changes in our credit rating, as assigned by rating agencies;
•a deterioration in the credit and/or capital markets, including as a result of recent increases in cost of capital resulting from Federal Reserve policies and changes in financial institutions’ policies or practices concerning businesses linked to fossil fuels;
•general economic conditions, including sustained periods of inflation, supply chain disruptions and associated central bank monetary policies;
•environmental, tax and other federal, state and local laws and regulations;
•the fact that we are not fully insured against all risks incident to our business;
•dangers inherent in the storage and transportation of motor fuel;
•our ability to manage growth and/or control costs;
•our reliance on senior management, supplier trade credit and information technology; and
•our partnership structure, which may create conflicts of interest between us and Sunoco GP LLC (our “General Partner”) and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.
All forward-looking statements, express or implied, are expressly qualified in their entirety by the foregoing cautionary statements.
Many of the foregoing risks and uncertainties are, and will be, heightened by the COVID-19 pandemic and any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Annual Report on Form 10-K for the year ended December 31, 2022 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

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
Overview
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP ("Energy Transfer"). As of February 10, 2023, Energy Transfer owned 100% of the membership interests in our General Partner, 28,463,967 of our common units, which constituted a 28.3% limited partner interest in us, and all of our incentive distribution rights ("IDRs").

The following simplified diagram depicts our organizational structure as of February 10, 2023.

LE GP, LLC
100% Ownership of General Partner Interest
Energy Transfer LP
(NYSE: ET)
100% Ownership
Sunoco GP LLC
100% Incentive Distribution Rights
28,463,967 Common Units
Non-economic General Partner Interest
Sunoco LP
(NYSE: SUN)
55,594,692 Common Units Held by public
100% Ownership Interest
16,410,780 Class C Units
Operating Subsidiaries

We are primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other commercial customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. Additionally, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of December 31, 2022, we also operated 76 retail stores located in Hawaii and New Jersey.
As of December 31, 2022, we distribute motor fuels across more than 40 states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii and Puerto Rico. We distributed approximately 7.7 billion gallons of motor fuel during 2022 through our independent dealers, distributors, other commercial customers, retail sites operated by commission agents and retail sites owned and operated by us.
Operating Subsidiaries
Our primary operations are conducted by the following consolidated subsidiaries:
•Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in more than 40 states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Arkansas, Florida, Indiana, Illinois, Maryland, New Jersey, New York, Texas, and Virginia.
•Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey and distributes motor fuel in Puerto Rico. Sunoco Retail also leases owned sites to commission agents who sell motor fuels to the motoring public on Sunoco Retail's behalf for a commission.
•Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
•Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates retail stores on the Hawaiian Islands and leases owned sites to commission agents who sell motor fuels to the motoring public on Aloha's behalf for a commission.

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
Our Relationship with Energy Transfer LP
One of our principal strengths is our relationship with Energy Transfer. As of February 10, 2023, Energy Transfer owned 100% of the membership interest in our General Partner, all of our incentive distribution rights and 28,463,967 of our common units, which constituted a 28.3% limited partner interest in us. Given the significant ownership, we believe Energy Transfer will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of Energy Transfer to facilitate organic growth opportunities and accretive acquisitions from third parties, although Energy Transfer is not under any obligation to do so.
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
We are the exclusive wholesale supplier of the Sunoco-branded and EcoMaxx-branded motor fuels, supplying an extensive distribution network of approximately 5,563 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States and Puerto Rico. We believe we are one of the largest independent motor fuel distributors, by gallons, in the United States. We also are one of the largest distributors of Chevron, Texaco, ExxonMobil and Valero branded motor fuel in the United States. In addition to distributing motor fuels, we also distribute other petroleum products such as propane and lubricating oil, and we receive lease income from real estate that we lease or sublease.
During 2022, we purchased motor fuel primarily from independent refiners and major oil companies and distributed it across more than 40 U.S. states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii and Puerto Rico as of December 31, 2022, to:
•76 company-owned and operated retail stores;
•504 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangements with such operators;
•6,897 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•Approximately 1,800 other commercial customers, including unbranded retail stores, other fuel distributors, school districts and municipalities and other industrial customers.
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
Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately ten years with an estimated volume-weighted term remaining of approximately five years.
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
During 2022, our Fuel Distribution and Marketing business distributed fuel to 504 commission agent locations. Under these arrangements, we generally provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent commission agents.
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
Fuel Supplier Arrangements
We distribute branded motor fuel under the Aloha, Chevron, Citgo, Conoco, EcoMaxx, Exxon, Mahalo, Mobil, Phillips 66, Shamrock, Shell, Sunoco, Texaco, and Valero brands. We purchase branded motor fuel from major oil companies and refiners under supply agreements. Our largest branded fuel suppliers in terms of volume are Chevron, Exxon, Phillips 66 and Valero. The branded fuel supply agreements generally have an initial term of three to five years. Each supply agreement typically contains provisions relating to payment terms, use of the supplier’s brand names, credit card processing, compliance with other of the supplier’s requirements, insurance coverage and compliance with legal and environmental requirements, among others.
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
Terminals and Transmix
We operate four transmix processing facilities and twenty-seven refined product terminals (one in Puerto Rico, six in Hawaii and twenty in the continental United States). Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel. Our refined product terminals provide storage and distribution services used to supply our own retail stations as well as third-party customers. In addition, we provide services at our terminals to various third-party throughput customers.
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
Real Estate and Lease Arrangements
As of December 31, 2022, our real estate and lease arrangements are as follows:

	Owned	Leased
Dealer and commission agent sites	604	274
Company-operated retail stores	7	49
Warehouses, offices and other	29	26
Total	640	349
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

Environmental Reserves
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $18 million as of December 31, 2022. As of December 31, 2022, we have additional reserves of $81 million that represent our estimate for future asset retirement obligations for underground storage tanks.
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
Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At the federal level, Congress has considered legislation to reduce GHG emissions in the United States. Such federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. This vehicle emission standard has become increasingly stringent overtime; for example, in December 2021, the Biden Administration announced revised GHG emissions standards for light-duty vehicle fleets for Model Years 2023-2026 that require lower average emissions per mile. Several states have also adopted, or are considering adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products. In addition, the federal regulation of methane emissions from the oil and gas sector have been subject to substantial uncertainty in recent years. In 2020, the Trump Administration revised regulations initially promulgated in June 2016 to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, the EPA proposed a rule that would establish new standards of performance for methane and volatile organic compound emissions for both new and existing sources in the oil and gas sector, including transmission and storage facilities. Operators of affected facilities would have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. The EPA issued a supplemental proposal in November 2022 containing additional requirements not included in the November 2021 proposed rule. However, these requirements are likely to be subject to legal challenge. Additionally, President Biden has announced that climate change will be a focus of his administration. In January 2021, he issued an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Subsequently, various federal agencies have taken, or have announced plans to take, further actions relating to climate change, some of which may impact our operations.

At the international level, the United States and 195 other countries reached an agreement (the “Paris Agreement”) during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. President Biden has recommitted the United States to the Paris agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at the 2021 United Nations Climate Change Conference (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The full impact of these actions is uncertain at this time. However, any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations.
Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations or those of our supply chains. Such physical risks may result in damage to our facilities or our customers’ facilities or otherwise adversely impact our operations, such as to the extent changing weather and temperature trends reduce the demand for our products or frequency with which consumers may visit our locations or impact the cost or availability of insurance. Moreover, certain parties, including local and state governments, have from time to time filed lawsuits against various fossil fuel energy companies seeking damages for alleged physical impacts resulting from climate change or relating to false or misleading statements related to fossil fuel’s contribution to climate change. Further, there are increasing financial risks to companies in the fossil fuel sector as members of the general financial and investment communities increase sustainability considerations in their practices. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These goals were reaffirmed at the 2022 United Nations Climate Change Conference (“COP27”), and countries were called upon to accelerate the phase-out of inefficient fossil fuel subsidies, though no firm commitments or timelines were made. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In January 2023, the Federal Reserve issued instructions for a pilot climate analysis scenario being undertaken by six of the United States’ largest banks, which is expected to conclude in 2023. These efforts may adversely affect the market for our securities and our ability to access capital and financial markets in the future. Additionally, the SEC has published a proposed rule that would require climate-related disclosures from registrants, including information on climate-related business strategy and disclosures related to GHG emissions.. Although the final form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements. Additionally, we cannot predict how financial institutions or investors might consider any information included these disclosures when making investment decisions, and as a result it is possible we could face increased costs related to, or restrictions imposed on, our access to capital. These various political, regulatory, financial, physical and litigation risks related to climate change have the potential adversely impact our operations and financial performance.
Water
The U.S. Federal Water Pollution Control Act, as amended, (the "Clean Water Act"), and analogous state laws, impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States (“WOTUS”). The definition of WOTUS has been subject to repeated change in recent years, and the Biden Administration has finalized a rulemaking to return to a pre-2015 definition, which incorporates updates based on Supreme Court decisions and agency guidance. However, this definition may still be subject to uncertainty based on pending Supreme Court case Sackett v. EPA, a decision on which is expected in 2023, as well as pending legal challenges to the final rule. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act, and can also pursue injunctive relief to enforce compliance with the Clean Water Act and analogous laws. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines.
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
Human Capital Management
As of December 31, 2022, we employed an aggregate of 2,302 employees, 325 of which are represented by labor unions. We and our subsidiaries believe that our relations with our employees are good.
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
Item 1A.    Risk Factors
Below we have provided a summary of our key risk factors, followed by detail of these and other risks that should be reviewed when considering an investment in our securities. The risk factors set forth below are not all the risks we face and other factors that we face in the ordinary course of our business, that are currently considered immaterial or that are currently unknown to us may impact our future operations.
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
Acquisitions and Future Growth. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:

◦failure to make acquisitions on economically acceptable terms, including as a result of recent increases in cost of capital resulting from Federal Reserve policies and changes in financial institutions’ policies or practices concerning businesses linked to fossil fuels, or to successfully integrate acquired assets;
◦any acceleration of the domestic and/or international transition to a low carbon economy as a result of the IRA 2022 or otherwise; and
◦failure to manage risks associated with acquisitions.
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
Detail of Risk Factors Related to Our Business
Results of Operations and Financial Condition
Cash distributions are not guaranteed and may fluctuate with our performance and other external factors.
Cash distributions to unitholders is principally dependent upon cash generated from operations. The amount of cash generated from operations will fluctuate from quarter to quarter based on a number of factors, some of which are beyond our control, which include, among others:
•demand for motor fuel in the markets we serve, including the result of secular trends towards increased usage of electric vehicles and/or seasonal fluctuations in demand for motor fuel;
•competition from other companies that sell motor fuel products or have convenience stores in the market areas in which we or our commission agents or dealers operate;
•regulatory action affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs;
•prevailing economic conditions;
•rising interest rates and slowing economic growth;
•the accelerated transition to a low carbon economy;
•geopolitical events such as the armed conflict in Ukraine and political instability in the Middle East;
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
•our ability to borrow funds at favorable interest rates and access capital markets, including as a result of recent increases in cost of capital resulting from Federal Reserve policies;
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

Our business could be negatively impacted by the inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.
The U.S. economy has experienced rising inflation in 2022. A sustained increase in inflation may continue to increase our costs for labor, services, and materials. Further our customers face inflationary pressures and resulting impacts, such as the tight labor market and supply chain disruptions. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our costs, operating margins, results of operations and financial condition. Additionally, Federal Reserve policies to combat inflationary pressures, including the significant increases in prevailing interest rates that occurred during 2022 as a result of the 425 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth, could negatively impact our business.
General economic, financial, and political conditions may materially adversely affect our results of operations and financial condition.
General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. For example, following the election of President Biden and passage of laws such as the IRA 2022, it is possible that our operations and the operations of the oil and gas industry may be subject to greater environmental, health, and safety restrictions. Similarly, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect both of our business segments.
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
Sales of refined motor fuels account for approximately 98% of our total revenues and 72% of our profit for the year ended December 31, 2022. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.

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
New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. For example, in December 2021, the Biden Administration announced revised GHG emissions standards for light-duty vehicle fleets for Model Years 2023-2026, which some manufacturers may meet by increasing fuel efficiency or increasing the prevalence of zero-emissions vehicles in their fleets. The Biden Administration has also set a goal for federal vehicle acquisitions to be 100% zero-emissions vehicles by 2035, which may further influence the composition of vehicle fleets. Laws such as the Bipartisan Infrastructure Act and the IRA 2022 allocate funds to the development of electric vehicle infrastructure and provide incentives for consumers and manufacturers related to their use or development of electric vehicles, and the adoption rate of electric vehicles in the U.S. has continued to accelerate, with projections for the future rate of adoption in some reports more than doubling in recent years. Any of these actions could result in fewer visits to our convenience stores or independently operated commission agents and dealer locations, a reduction in demand from our wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
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
We do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 35% of the partnership, commission agent or dealer operated retail service stations where we currently control the real estate. We also have rental agreements for certain logistics facilities. As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are a holding company with no material assets other than the equity interests in our subsidiaries. Our subsidiaries conduct all of our operations and own all of our assets. These subsidiaries are distinct legal entities and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and our subsidiaries may not be able to, or be permitted to, make distributions to us. There are significant restrictions that the agreements governing the Partnership’s debt impose on the ability of these subsidiaries to make distributions and other payments to us, including restrictions on the ability of these subsidiaries to transfer funds to us in the form of dividends, loans or advances. In the event that we do not receive distributions from our subsidiaries, we may be unable to meet our financial obligations or make distributions to our unitholders.
An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2022, our consolidated balance sheet reflected $1.60 billion of goodwill and $588 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles (“GAAP”) require us to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or when events or circumstances occur, indicating that goodwill or indefinite-lived intangible assets might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization. Impairment charges are allowed to be removed from our debt covenant calculations. See Note 7, "Goodwill and Other Intangible Assets" in the accompanying Notes to Consolidated Financial Statements for more information.
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
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our operations.
In August 2022, President Biden signed the IRA 2022, which contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. In addition, the multiple incentives offered for various clean energy industries referenced above could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for gasoline and diesel, increase our compliance and operating costs and consequently adversely affect our business.
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
Terminal operations and associated facilities are subject to the Clean Air Act as well as comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required at our facilities. Any such future obligation could require us to incur significant additional capital or operating costs. For example, in November 2021, the EPA proposed a rule that would establish new standards of performance for methane and volatile organic compound emissions for both new and existing sources in the oil and gas sector, including transmission and storage facilities. Operators of affected facilities would have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. In November 2022, the EPA released its supplemental methane proposal. Among other items, the proposal sets forth specific revisions strengthening the first nationwide emission guidelines for states to limit methane emissions from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The proposal is currently subject to public comment and is expected to be finalized in 2023.
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
In August 2022, the IRA 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and amends the Clean Air Act to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The IRA 2022 imposes a methane emissions charge on sources required to report their GHG emissions to the EPA, which would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022.
Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden has recommitted the United States to the Paris agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase-out of fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future. The full impact of these actions is uncertain at this time. However, any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations. Increasingly, fossil fuel companies are also exposed to litigation risks from climate change.
Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. For example, at COP26, the GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve has joined the NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In September 2022, the Federal Reserve announced that six of the United States’ largest banks will participate in a pilot climate scenario analysis exercise to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. Participant instructions for this exercise were released in January 2023, and initial responses from the banks are due on July 31, 2023, with the exercise expected to be concluded at the end of 2023. While we cannot predict what polices may result from these developments, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, or for us to obtain funding for growth projects, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects. Additionally, the Securities and Exchange Commission released a proposed rule that would require climate disclosures from registrants, which is expected to be finalized in early 2023. Although the final form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
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
Supply and demand for crude oil is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHGs could increase the cost of consuming crude oil, thereby potentially causing a reduction in the demand for this product. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes, governmental incentives and funding such as those provided in the IRA 2022, or consumer preferences could result in decreased demand for products like crude oil. Any decrease in demand could consequently reduce demand for our services and could have a negative effect on our business.
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
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, at times, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (“RFS”) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINS”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINS it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINS to other obligated parties, which may cause an impact on the fuel margins associated with the Partnership’s sale of gasoline. Additionally, the price of RINS is not fixed and is subject to change due to various considerations, including regulatory actions. In December 2022, the EPA released a proposed rule under the RFS for renewable fuel volumes for the years 2023-2025 that further increases targets for the production of renewable fuels. Subject to certain limitations, EPA now has significant discretion to set renewable fuel targets under the RFS, which could result in increased compliance obligations on refiners and importers and transportation fuels.
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
We had $3.6 billion of debt outstanding as of December 31, 2022. We have the ability to incur additional debt under our revolving credit facility and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our senior notes and our credit agreements governing our revolving credit facility;
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
Approximately $900 million of our outstanding indebtedness as of December 31, 2022 bears interest at variable interest rates. Should variable interest rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
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
If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Our General Partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our General Partner and its affiliates. As of December 31, 2022, Energy Transfer and its affiliates held approximately 33.9% of our outstanding common units, which constitutes a 28.3% limited partner interest in us.
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
As of December 31, 2022, Energy Transfer owned 28,463,967 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under these rules, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue an information statement to our current and former unitholders with respect to an audited and adjusted return. Although our General Partner may elect to have our current and former unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income.
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
Non-U.S. unitholders are generally taxed and subject to U.S. federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
A description of our properties is included in “Item 1. Business.” In addition, we own and lease warehouses and offices in Pennsylvania, Texas, Hawaii and Puerto Rico. While we may require additional warehouse and office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
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

Part II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interest
As of February 10, 2023, we had outstanding 84,058,659 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and incentive distribution rights. As of February 10, 2023, Energy Transfer directly owned approximately 33.9% of our outstanding common units, which constituted a 28.3% limited partner ownership interest in us. Our General Partner is 100% owned by Energy Transfer and owns a non-economic general partner interest in us. Energy Transfer also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.503125 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange under the symbol “SUN.” Our common units have been traded on the NYSE since September 20, 2012.
Holders
At the close of business on February 10, 2023, we had twenty-two holders of record of our common units and two holders of record of our Class C units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and notes to audited consolidated financial statements included elsewhere in this report. For a discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with our audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.
Adjusted EBITDA is a non-GAAP financial measure of performance that has limitations and should not be considered as a substitute for net income or cash provided by operating activities. Please see “Key Measures Used to Evaluate and Assess Our Business” below for a discussion of our use of Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “SUN,” “we,” “us,” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of December 31, 2022, we also operated 76 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner, which is owned by Energy Transfer LP (“Energy Transfer”). As of December 31, 2022, Energy Transfer owned 100% of the membership interests in our General Partner, all of our incentive distribution rights and approximately 33.9% of our common units, which constituted a 28.3% limited partner interest in us.

We are the exclusive wholesale supplier of the Sunoco-branded and EcoMaxx-branded motor fuels, supplying an extensive distribution network of approximately 5,563 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States and Puerto Rico. We believe we are one of the largest independent motor fuel distributors, by gallons, in the United States. We also are one of the largest distributors of Chevron, Texaco, ExxonMobil and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 40 states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii and Puerto Rico, to:
•76 company-owned and operated retail stores;
•504 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangement with such operators;
•6,897 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•Approximately 1,800 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Acquisitions
On November 30, 2022, we completed the acquisition of Peerless Oil & Chemicals, Inc. ("Peerless") for $76 million, net of cash acquired. Peerless is an established terminal operator that distributes fuel products to over 100 locations within Puerto Rico and throughout the Caribbean.
On April 1, 2022, we completed the acquisition of a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $252 million, net of cash acquired.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. Inflation has a minimal impact on our results of operations, because we are generally able to pass along energy cost increases in the form of increased sales prices to our customers. However, an increase in cost of capital as a result of Federal Reserve policy to combat inflationary pressures has impacted financing costs and could impact our ability to expand. We base our expectations on information currently available to us and assumptions made by us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results. Read “Item 1A. Risk Factors” included herein for additional information about the risks associated with purchasing our common units.
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
•Profit per gallon. Profit per gallon is calculated as the profit on motor fuel (excluding non-cash inventory adjustments) divided by the number of gallons sold, and is typically expressed as cents per gallon. Our profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail profit per gallon is heavily impacted by volatile pricing and intense competition from retail stores, supermarkets, club stores and other retail formats, which varies based on the market.
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
Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income (loss) as a measure of operating performance. Adjusted EBITDA has limitations as an analytical tool, and one should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•it does not reflect interest expense or the cash requirements necessary to service interest or principal payments on our revolving credit facility;
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
Key operating metrics set forth below are presented for the years ended December 31, 2022 and 2021, and have been derived from our historical consolidated financial statements.

	Year Ended December 31,
	2022				2021
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except profit per gallon)
Revenues:
Motor fuel sales	$24,508	$708	$25,216		$16,569	$583	$17,152
Non motor fuel sales	140	230	370		82	224	306
Lease income	132	11	143		127	11	138
Total revenues	$24,780	$949	$25,729		$16,778	$818	$17,596
Cost of Sales:
Motor fuel sales	$23,585	$634	$24,219		$15,578	$535	$16,113
Non motor fuel sales	27	104	131		18	115	133
Lease	—	—	—		—	—	—
Total cost of sales	$23,612	$738	$24,350		$15,596	$650	$16,246
Net income and comprehensive income			$475				$524
Adjusted EBITDA (1)	$807	$112	$919		$672	$82	$754
Operating data:
Motor fuel gallons sold			7,720				7,545
Motor fuel profit cents per gallon (2)			12.8	¢			11.2	¢
_______________________________
(1)We define Adjusted EBITDA, which is a non-GAAP financial measure, as described above under “Key Measures Used to Evaluate and Assess Our Business.”
(2)Excludes the impact of inventory adjustments consistent with the definition of Adjusted EBITDA.
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
In the discussion below, the analysis of the Partnership’s primary revenue generating activities are discussed in the analysis of net income and Adjusted EBITDA, and other significant items impacting net income are analyzed separately.
The following table presents a reconciliation of Adjusted EBITDA to net income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Net income and comprehensive income	$475	$524	$(49)
Depreciation, amortization and accretion	193	177	16
Interest expense, net	182	163	19
Non-cash unit-based compensation expense	14	16	(2)
Gain on disposal of assets	(13)	(14)	1
Loss on extinguishment of debt	—	36	(36)
Unrealized (gain) loss on commodity derivatives	21	(14)	35
Inventory adjustments	(5)	(190)	185
Equity in earnings of unconsolidated affiliate	(4)	(4)	—
Adjusted EBITDA related to unconsolidated affiliate	10	9	1
Other non-cash adjustments	20	21	(1)
Income tax expense	26	30	(4)
Adjusted EBITDA	$919	$754	$165
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following discussion of results compares the operations for the years ended December 31, 2022 and 2021.
Net Income and Comprehensive Income. Total net income and comprehensive income for 2022 was $475 million, a decrease of $49 million from 2021. The decrease is primarily attributable to the following changes:
•an increase in operating costs, interest expense and depreciation, amortization and accretion of $118 million in the aggregate. These increases are discussed in more detail below; and
•a decrease in motor fuel profit of $42 million (including unrealized valuation adjustments), which was primarily due to a favorable inventory adjustments in the prior year (see below for explanation of inventory adjustments), partially offset by an increase in both profit per gallon sold and volume; partially offset by
•an increase in non motor fuel profit, lease income and a reduction of tax expense of $75 million in the aggregate. These items are discussed in more detail below.
Adjusted EBITDA. Total Adjusted EBITDA for 2022 was $919 million, an increase of $165 million from 2021. The increase is primarily attributable to the following changes:
•an increase in the profit on motor fuel sales of $178 million, primarily due to a 14.2% increase in profit per gallon sold and a 2.3% increase in gallons sold; and
•an increase in non motor fuel profit of $70 million, primarily due to an increase in storage tanks and terminals profit in 2022. This increase was primarily a result of the 2021 fourth quarter acquisition of refined product terminals. In addition, increased credit card transactions and merchandise gross profit contributed $18 million to the overall increase; partially offset by
•an increase in operating costs of $84 million. These expenses include other operating expense, general and administrative expense and lease expense. The increase was primarily due to higher costs as a result of the recent acquisitions of refined product terminals and the transmix processing and terminal facility, higher employee costs, credit card processing fees, advertising costs, legal costs, insurance costs and maintenance costs.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $193 million in 2022, an increase of $16 million from 2021. This increase is primarily due to the acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense. Interest expense was $182 million in 2022, an increase of $19 million from 2021. This increase is primarily attributable to an increase in average total long-term debt and increase in the weighted average interest rate on long-term debt for the respective periods.
Non-Cash Unit-Based Compensation Expense. Non-cash unit-based compensation expense was $14 million in 2022, a slight decrease of $2 million from 2021.
Gain on Disposal of Assets. Gains on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For 2022 and 2021, proceeds of disposal from property and equipment were $32 million and $34 million, respectively.

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $36 million in 2021 was related to the repurchase of the Partnership’s outstanding 2026 senior notes.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For 2022 and 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $5 million and $190 million, respectively, creating a favorable impact to net income.
Income Tax Expense. Income tax expense for 2022 was $26 million, a decrease of $4 million from income tax expense of $30 million in 2021. The decrease is primarily attributable to a favorable state rate change in the current period.
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
The Partnership is party to a Second Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "Credit Facility"). As of December 31, 2022, we had $82 million of cash and cash equivalents on hand and borrowing capacity of $0.6 billion under the Credit Facility. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	Year Ended December 31,
	2022	2021
	(in millions)
Net cash provided by (used in)
Operating activities	$561	$543
Investing activities	(464)	(387)
Financing activities	(40)	(228)
Net increase (decrease) in cash and cash equivalents	$57	$(72)
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
Cash Flows Provided by Operations. Net cash provided by operations was $561 million and $543 million, for 2022, and 2021, respectively.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The increase in cash flows provided by operations was primarily due to a $133 million net increase in cash basis net income compared to the prior year; partially offset by a decrease in net cash flow from operating assets and liabilities of $115 million compared to the prior year.
Investing Activities
    Cash flows from investing activities primarily consist of capital expenditures, cash contributions to unconsolidated affiliate, cash amounts paid for acquisitions, and cash proceeds from sale or disposal of assets. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our expansion projects.

Cash Flows Used in Investing Activities. Net cash used in investing activities was $464 million and $387 million, for 2022 and 2021, respectively.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net cash used in investing activities included $318 million and $256 million of cash paid for acquisitions in 2022 and 2021, respectively. Capital expenditures were $186 million and $174 million for 2022 and 2021, respectively. Proceeds from disposal of property and equipment were $32 million and $34 million in 2022 and 2021, respectively. Distributions from unconsolidated affiliate in excess of cumulative earnings were $8 million in 2022 and $9 million in 2021.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Cash Flows Used in Financing Activities. Net cash used in financing activities was $40 million and $228 million for 2022 and 2021, respectively.
Year Ended December 31, 2022
During the year ended December 31, 2022 we:
•borrowed $4.1 billion and repaid $3.8 billion under the Credit Facility to fund daily operations; and
•paid $359 million in distributions to our unitholders, of which $166 million was paid to Energy Transfer.
Year Ended December 31, 2021
During the year ended December 31, 2021 we:
•issued $800 million of 4.500% senior notes due 2030;
•paid $800 million to repurchase the 5.500% senior notes due 2026;
•paid $436 million to repurchase the 4.875% senior notes due 2023;
•borrowed $1.9 billion and repaid $1.3 billion under the Credit Facility to fund daily operations; and
•paid $357 million in distributions to our unitholders, of which $165 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On January 25, 2023, we declared a quarterly distribution totaling $69 million, or $0.8255 per common unit based on the results for the three months ended December 31, 2022, excluding distributions to Class C unitholders. The distribution will be paid on February 21, 2023 to all unitholders of record on February 7, 2023.

    Capital Expenditures
Included in our capital expenditures for 2022 was $54 million in maintenance capital and $132 million in growth capital. Growth capital relates primarily to dealer and distributor supply contracts and terminals.
We currently expect to spend approximately $60 million in maintenance capital and at least $150 million in growth capital for the full year 2023.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Credit Facility	$900	$581
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	800
Lease-Related Financing Obligations	94	100
Total debt	3,594	3,281
Less: current maturities	—	6
Less: debt issuance costs	23	26
Long-term debt, net of current maturities	$3,571	$3,249
Revolving Credit Agreement
As of December 31, 2022, the balance on the Credit Facility was $900 million, and $7 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at December 31, 2021 was $593 million. The weighted average interest rate on the total amount outstanding at December 31, 2021 was 6.17%. The Partnership was in compliance with all financial covenants at December 31, 2022.
Contractual Obligations
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of $1.6 million barrels with an aggregated unrealized loss of $12.3 million at December 31, 2022.
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
Impairments of Goodwill, Intangible Assets and Long-Lived assets. At December 31, 2022, we had goodwill recorded in conjunction with past business acquisitions and “push down” accounting totaling $1.6 billion. Under GAAP, goodwill is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that we have three reporting units that are appropriate for testing goodwill impairment.
During the fourth quarter of 2022 and 2021, management used qualitative factors to determine whether it was more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeded its carrying amount for the reporting units. No impairments were identified for the reporting units as a result of these tests.
The Partnership determines the fair value of our reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determines the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimates a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding variable interest rate borrowings on the Credit Facility of $900 million as of December 31, 2022. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $9 million annually. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the years ended December 31, 2022 and 2021.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, and gasoline blendstocks and transmix in storage. As of December 31, 2022, we held approximately $739 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange, and Intercontinental Exchange, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 1.6 million barrels with an aggregated unrealized loss of $12.3 million at December 31, 2022.
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
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2022, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2022, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm".
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 17, 2023 expressed an unqualified opinion on those financial statements.
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
February 17, 2023

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interest in our General Partner is solely owned by Energy Transfer LP (“Energy Transfer”). As the sole member of our General Partner, Energy Transfer is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner’s limited liability company agreement provides that our General Partner’s Board of Directors (the “Board”) shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2022, the Board consisted of six persons, four of whom qualify as “independent” under the listing standards of the NYSE and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE’s listing standards, SEC rules and our governance guidelines are Oscar A. Alvarez, Imad K. Anbouba, Ray W. Washburne and David K. Skidmore.
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
Audit Committee
We are required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The current members of the audit committee are Oscar A. Alvarez, Imad K. Anbouba and David K. Skidmore, each of whom are independent under the NYSE’s standards and SEC’s rules for audit committee members. In addition, the Board has determined that Mr. Skidmore, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations.

The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The audit committee held four meetings during 2022.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Alvarez and includes Mr. Anbouba. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2022, neither Mr. Alvarez nor Mr. Anbouba was an officer or employee of affiliates of Energy Transfer, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Alvarez nor Mr. Anbouba is a former employee of affiliates of Energy Transfer. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The compensation committee held four meetings during 2022.
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

Name	Age	Position With Our General Partner
Ray W. Washburne	62	Chairman of the Board
Joseph Kim	51	President & Chief Executive Officer and Director
Arnold D. Dodderer	54	General Counsel & Assistant Secretary
Karl R. Fails	48	Executive Vice President, Chief Operations Officer
Brian A. Hand	55	Senior Vice President, Chief Sales Officer
Alison C. Gladwin	45	Senior Vice President, Marketing & Administration
Dylan A. Bramhall	46	Chief Financial Officer
Austin B. Harkness	43	Senior Vice President, Pricing, Optimization and Supply and Trading
Oscar A. Alvarez	67	Director
Imad K. Anbouba	68	Director
David K. Skidmore	67	Director
Christopher R. Curia	67	Director and Executive Vice President, Human Resources

Ray W. Washburne - Chairman of the Board. Mr. Washburne was appointed to the Board and elected as the Chairman of the Board in April 2022. He is currently President and Chief Executive Officer of Charter Holdings, Inc., a Dallas-based investment company involved in real estate, restaurants and diversified financial investments. From August 2017 to February 2019, Mr. Washburne served as the President and Chief Executive Officer of the Overseas Private Investment Corporation (OPIC), the United States government’s development finance institution. From 2000 to 2017, Mr. Washburne served on the board of directors of Veritex Holdings, Inc. (Nasdaq: VBTX), a Texas -based bank holding company that conducts banking activities through its subsidiary, Veritex Community Bank. He has also served as an adjunct professor at the Cox School of Business at Southern Methodist University. Mr. Washburne is also a member of the Republican Governors Association Executive Roundtable, the American Enterprise Institute, the Council on Foreign Relations, and is on the Advisory Board of the United States Southern Command. Mr. Washburne was selected to serve on the Board of Directors because of his expertise in international finance, his relationships in government, and his experience on the board of a publicly traded company.
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
Karl R. Fails - Executive Vice President, Chief Operations Officer. Mr. Fails has served as Executive Vice President, Chief Operations Officer of our General Partner since September 2021. He is responsible for overall financial and operational performance, including direct management of transportation and midstream operations and commercial business development activities. Mr. Fails previously held the positions of Senior Vice President, Chief Operations Officer from January 2019 to September 2021, Senior Vice President, Chief Commercial Officer from February 2018 to January 2019, and Executive Vice President - Supply & Trading from January 2017 to January 2018 and held various other leadership positions during his tenure at the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Fails served in various operations and engineering roles in the refining business for both Valero Energy and Exxon. He holds Bachelor’s degrees in Chemical Engineering and Math from Brigham Young University and a Master of Business Administration degree from the University of California, Berkeley.
Brian A. Hand - Senior Vice President, Chief Sales Officer. Mr. Hand has served as Senior Vice President, Chief Sales Officer since April 2020. He is responsible for all aspects of the fuel distribution business, including strategic acquisition and divestment, branded wholesale, direct dealers, performance products retail fuel pricing, and sales. Mr. Hand previously served as Senior Vice President, Chief Development & Marketing Officer of our General Partner from February 2018 through April 2020. Mr. Hand previously held the position of Chief Procurement Officer at various Partnership subsidiaries and also held various other leadership positions during his tenure with the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Hand served in various leadership positions at Hewlett Packard, Blockbuster, Inc. and Cingular Wireless (now AT&T Mobility). He holds a Bachelor’s degree in Accounting and Business Management from Lebanon Valley College and a Master of Business Administration degree from Widener University.
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
Dylan A. Bramhall - Chief Financial Officer. Mr. Bramhall has served as Chief Financial Officer of our General Partner since October 2020 and currently is also Group Chief Financial Officer of Energy Transfer's General Partner since November 2022. Mr. Bramhall joined Energy Transfer in 2015 as a result of its merger with Regency Energy Partners and is responsible for oversight of the Partnership’s Financial Planning and Analysis, Credit and Commodity Risk Management, Insurance, Cash Management, Capital Markets, Accounting, Financial Reporting and Investor Relations groups. He also serves as a member of Energy Transfer’s Risk Oversight Committee. While at Regency, Mr. Bramhall held management positions in the finance, risk, commercial and operations groups. Mr. Bramhall holds a Bachelor of Business Administration in finance and Master of Business Administration in finance and operations management, both from the University of Iowa.
Austin B. Harkness - Senior Vice President, Pricing, Optimization and Supply and Trading. Mr. Harkness has served as Senior Vice President, Pricing, Optimization and Supply and Trading since June 2021. He is responsible for all aspects of the partnership’s supply, trading, pricing, real estate and unbranded sales activity. Mr. Harkness previously held the position of Vice President, Pricing & Real Estate beginning in March 2020 when he joined the partnership. Prior to joining the partnership, Mr. Harkness held various executive positions, including Chief Operating Officer for Honor and Vice President, Operations at YUM! Brands. Prior to that, Mr. Harkness worked at McKinsey where he served clients on a variety of strategic and commercial topics spanning multiple industries. He holds a Bachelor’s degree in Business Administration from the Business Honors Program and a Master of Business Administration degree from the McCombs School of Business, both at the University of Texas at Austin.
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
Imad K. Anbouba - Director. Mr. Anbouba was appointed to the Board in March 2018. Mr. Anbouba serves on our audit and our compensation committees. Mr. Anbouba served as the Chair of our audit committee from March 2018 until January 2023. Mr. Anbouba has been the President and Chief Executive Officer of MarJam Global Holdings, Inc. since 1999 and previously served Triton Energy Limited in senior managerial positions from June 1987 to July 1998. Mr. Anbouba is a petroleum engineer with more than 35 years of experience in the oil and gas midstream and petrochemical industries. Mr. Anbouba has previously served as a member of the board of directors and Chief Executive Officer of Central Energy GP LLC from May 2012 to November 2013. He has also previously served as a member of the board of the Dallas Wildcatters from August 2010 to May 2013 and member of the board and Vice President of the Dallas Petroleum Club from January 1997 to January 2000 and January 1998 to January 1999, respectively. Mr. Anbouba was selected to our Board based on his extensive experience in the energy industry, including his past experiences as an executive with various energy companies.
David K. Skidmore - Director. Mr. Skidmore was appointed to the Board in May 2021. Mr. Skidmore was elected as the Chair of our audit committee in January 2023. Mr. Skidmore previously served as a director of Energy Transfer Operating, L.P. from March 2013 to May 2021. He was also a member of the audit committee of Energy Transfer Operating, L.P. He has been Vice President of Ventex Oil & Gas, Inc. since 1995 and has been actively involved in exploration and production throughout the Gulf Coast and mid-Continent regions for over 35 years. He founded Skidmore Exploration, Inc. in 1981 and has been an independent oil and gas producer since that time. From 1977 to 1981, he worked for Paraffine Oil Corporation and Texas Oil & Gas in Houston. He holds BS degrees in both Geology and Petroleum Engineering, is a Certified Petroleum Geologist and Registered Professional Engineer (inactive), and active member of the AAPG, and SPE. Mr. Skidmore was selected to serve as a director because of his continual involvement in geological, geophysical, legal, engineering and accounting aspects of an active oil and gas exploration company. As an energy professional, active oil and gas producer and successful business owner, Mr. Skidmore possesses valuable first-hand knowledge of the energy transportation business and market conditions affecting its economics.

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
Delinquent Section 16(a) Reports
Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2022, with the exception of one late Form 4 for each of Mr. Harkness and Mr. Curia.
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
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2022 fiscal year are the following officers of our General Partner:

Name	Principal Position
Joseph Kim	President and Chief Executive Officer
Dylan A. Bramhall	Chief Financial Officer
Karl R. Fails	Executive Vice President, Chief Operations Officer
Brian A. Hand	Senior Vice President, Chief Sales Officer
Austin B. Harkness	Senior Vice President, Pricing, Optimization and Supply and Trading
Our board of directors has established a compensation committee to review and make decisions with respect to the compensation determinations of our officers and directors. In this discussion, we refer to our compensation committee as the “Compensation Committee.” However, our Compensation Committee consults with and receives guidance and input, as appropriate, from Energy Transfer’s Compensation Committee, Energy Transfer’s Executive Chairman of the board of directors, and Energy Transfer’s Executive Vice President and Chief Human Resources Officer to ensure compensation decisions are undertaken consistent with the compensation philosophy and objectives set by Energy Transfer.
In addition to his role as the Chief Financial Officer of our General Partner, Mr. Bramhall also serves as Executive Vice President and Group Chief Financial Officer of Energy Transfer’s general partner. Mr. Bramhall’s compensation is handled on a dual basis with the management of Energy Transfer, setting Mr. Bramhall’s salary, long-term incentive pool targets and annual bonus targets and awards of long-term incentives and annual bonus amounts attributable to his services to Energy Transfer. The Compensation Committee directly approves the portions of Mr. Bramhall’s long-term incentives and annual bonus attributable to his services to SUN. Mr. Bramhall’s compensation attributable to services performed for the benefit of SUN represented approximately 40% of his base salary prior to his promotion to Group Chief Financial Officer of Energy Transfer on November 11, 2022; subsequent to that date, his compensation by SUN consisted of only his SUN equity award.
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
Components of Executive Compensation
For the year ended December 31, 2022, the compensation paid to our NEOs consisted of the following components:
•annual base salary;
•non-equity incentive plan compensation consisting solely of discretionary cash bonuses;
•time-vested RSUs under the equity incentive plan;
•payment of distribution equivalent rights (“DERs”) on unvested time-based RSUs under our equity incentive plan;
•vesting of previously issued time-based RSUs issued pursuant to equity incentive plans of affiliates; and
•401(k) plan employer contributions.
Methodology
The Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executives, including our NEOs. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, we engage a third-party consultant to provide the Compensation Committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. During 2021, Meridian Compensation Partners (“Meridian”), the independent compensation advisor to Energy Transfer completed an evaluation of the market competitiveness of total compensation levels of the senior leadership team, including the named executive officers. The Meridian review provided market information with respect to compensation of Partnership executives, including the named executive officers during the year ended December 31, 2021. In particular, the review by Meridian was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership was reviewed by Meridian through various metrics in order to recognize the Partnership’s unique structure, including the facts that (i) the Partnership receives certain shared-service support from Energy Transfer; and (ii) in other functions, the Partnership operates in a manner consistent with an independent publicly-traded organization. As such, Meridian reviewed certain of our executive officers, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Meridian considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Meridian covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate officer, subsidiary officer or shared service function) given the unique characteristics of our structure. In addition to the companies reviewed as part of Meridian’s review for benchmarking, SUN will continue to work to refine a “core peer” group that is more identifiable in similar business lines and types as SUN. SUN continued to rely on the previous Meridian review for calendar year 2022.
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
During the 2022 merit review process in July, the Compensation Committee approved base salary increase of approximately 4% to each of the named executive officers. Mr. Kim’s salary increased to $624,000 from his previous level of $600,000, Mr. Bramhall’s salary increased to $425,000 from his previous level of $400,000, Mr. Fails’ salary increased to $391,880 from his previous level of $376,805, and Mr. Hand’s salary increased to $344,259 from his previous level of $331,009. In 2022, Mr. Harkness received an increase in his salary to $305,000 from his previous level of $280,800 in connection with his increase in responsibilities. This adjustment made at approximately the same time merit increases were processed for the other named executive officers. As noted above, Mr. Bramhall no longer receives a salary allocation from SUN effective November 11, 2022.
The increases described above for the named executive officers reflect base salary increases consistent with the annual merit increase pool set for all employees of Energy Transfer and its employing affiliates for 2022 by the respective compensation committees.
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
For 2022, the short-term annual cash bonus pool targets for Messrs. Kim, Bramhall, Fails, Hand and Harkness were as follows: 130% for Mr. Kim; 105% for Mr. Fails, 100% for Mr. Hand, and 90% for Mr. Harkness. As noted above, Mr. Bramhall no longer receives a bonus allocation from SUN effective November 11, 2022.

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
In February 2023, the Compensation Committee certified Partnership results to achieve a bonus payout of the bonus pool. The actual results reflected the achievement of approximately 111% of the Adjusted EBITDA Target; 112% of the DCF Target and 100% of the Departmental Budget Target. The Compensation Committee based on achieved results approved also 116% of the achieved pool target. The cash bonuses approved for Messrs. Kim, Fails, Hand and Harkness were $922,900, $470,000, $392,000, and $330,000, respectively.
In approving the 2022 bonuses of the named executive officers, the Compensation Committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2022 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2022 performance were materially consistent with their applicable bonus pool targets.
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
For 2022, the annual long-term incentive targets set by the Compensation Committee for the named executive officers were 400% of annual base salary for Mr. Kim; 250% for Mr. Fails; 200% for Mr. Hand; and 175% for Mr. Harkness. Mr. Bramhall’s 2022 equity award was at a target of 500% , which target was raised from its previous level of 300% in connection with his promotion to EVP & Group CFO at Energy Transfer.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering SUN’s modified total unitholder return ("TUR”) performance as measured against the average return of Alerian MLP index (AMZ) over defined time periods. In previous years, the comparison was conducted against an independently identified peer group. The change to using the AMZ for the TUR analysis for 2022 awards is a recognition of the challenge of matching SUN’s business with an adequate set of peer companies for performance evaluation. It was determined that the AMZ would provide the most adequate basis for analysis. The modified TUR is designed to create a recognition of performance adjustment based on the prior periods measured to an element of performance impact in setting grant date value even though the RSUs themselves are a time-vested vehicle. For purposes of establishing an initial price, we utilize a 60 trading-day trailing weighted average price of SUN common units prior to November 1, 2022. This average trading price is then subject to adjustment when our TUR is more than 10% greater or less than that of companies within the AMZ. If the TUR analysis yields a result that is within 10% percent of the AMZ, the Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If our TUR is outside of the 10% deviation, the 60 trading day trailing weighted average will be adjusted. For purposes of the adjustment to the trailing average we will consider deviations from 10% to 30% up or down, which number will then be divided by two to establish a maximum of 15% either way from the trailing weighted average price based on SUN’s performance as compared to the AMZ.
For 2022, the Partnership’s TUR was within 10% of the AMZ the applicable measurement period, as such the Compensation Committee used the 60 day trailing weighted average price to establish the total available pool.
In December 2022, the Compensation Committee granted RSU awards to Messrs. Kim, Bramhall, Fails, Hand, and Harkness 77,300 units, 14,200 units, 26,500 units, 18,750 units, and 16,500 units, respectively, under the 2018 LTIP. In approving the grant of such RSUs, the Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. In September 2022, in connection with the assignment of new duties, the Compensation Committee granted RSU awards to Mr. Harkness of 10,000 units under the 2018 LTIP.
In addition to the grant of Sunoco LP RSUs in December 2022, Mr. Bramhall also received a grant of equity awards by the Energy Transfer Compensation Committee in connection with his service to Energy Transfer’s general partner, with such awards including Energy Transfer restricted units and cash restricted units. The award approved by Compensation Committee represented a 20% allocation of Mr. Bramhall’s total award value to SUN.
Vesting of the 2022 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the partnership as that term is defined under the 2018 LTIP.
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
As discussed below under “Potential Payments Upon a Termination or Change of Control,” all outstanding equity awards would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the award agreements for the RSUs awarded in 2020, as well as other awards outstanding held by Partnership employees, including the named executive officers, also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards under the Energy Transfer Incentive Plans at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and are subject to the applicable provisions of IRC Section 409(A), which may include a six (6) month delay in the vesting after retirement.
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
Accounting and Tax Considerations
We account for the equity compensation expense for equity awards granted under our LTIP in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to estimate and record an expense for each equity award over the vesting period of the award. For restricted units and/or restricted phantom units that are paid out in the form of common units, the value of our common units on the date of grant is used for determining the expense. The expense for restricted units and/or restricted phantom units settled in common units is recognized ratably over the vesting period. For cash compensation, the accounting rules require us to record it as an expense at the time the obligation is accrued. Because we are a partnership, and our General Partner is a limited liability company, Internal Revenue Code (“Code”) Section 162(m) does not apply to the compensation paid to our NEOs and, accordingly, our Compensation Committee did not consider its impact in making the compensation recommendations discussed above.
Compensation Committee Interlocks and Insider Participation
Messrs. Alvarez and Anbouba were the only members of the Compensation Committee during 2022. During 2022, neither Mr. Alvarez nor Mr. Anbouba was an officer or employee of affiliates of Energy Transfer, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither of the current Compensation Committee members is a former employee of affiliates of Energy Transfer.

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
Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph Kim	2022	$612,000	$3,385,740	$922,900	$—	$15,471	$4,936,111
President and Chief Executive Officer	2021	544,211	2,207,480	707,500	—	15,208	3,474,399
	2020	553,526	2,836,995	719,600	—	14,584	4,124,705
Dylan A. Bramhall	2022	137,644	621,960	—	—	2,088	761,692
Chief Financial Officer	2021	144,354	494,780	158,000	—	6,036	803,170
	2020	77,215	967,800	—	—	49	1,045,064
Karl R. Fails	2022	384,343	1,160,700	470,000	(302,824)	18,199	1,730,418
Executive Vice President — Chief Operations Officer	2021	358,314	1,715,730	377,000	177,066	17,381	2,645,491
	2020	360,061	947,100	361,000	129,664	10,882	1,808,707
Brian A. Hand	2022	337,634	821,250	392,000	(110,748)	16,171	1,456,307
Senior Vice President — Chief Sales Officer	2021	325,412	704,110	326,000	79,957	15,621	1,451,100
	2020	332,116	861,000	332,000	71,163	10,613	1,606,892
Austin B. Harkness	2022	281,915	1,095,500	330,000	—	14,544	1,721,959
Senior Vice President, Pricing, Optimization and Supply and Trading
____________________________________________
(1)In accordance with the terms of our partnership agreement, we reimburse our General Partner and its affiliates for compensation related expenses attributable to the portion of the named executive officer’s time dedicated to providing services to us. For the periods presented, amounts reported herein reflect 100% of the base salary associated with the NEO’s services, except for Mr. Bramhall’s base salary which is allocated at 40% based on the portion of his compensation attributable to SUN prior to his promotion on November 11, 2022. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period.
For 2020, the amount reported in the salary column reflects an extra pay period, due to the timing of the bi-weekly payroll cycle in relation to the timing of year-end.
(2)The amounts reported for unit awards represent the full grant date fair value of RSUs granted to each of our NEOs, computed in accordance with FASB ASC Topic 718, disregarding any estimates for forfeitures. For Mr. Bramhall, the amounts reported above include only his grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards. For Mr. Bramhall, the amount attributable to SUN represents 20% of his total award.
(3)Sunoco LP maintains the Bonus Plan which provides for annual bonuses. Awards of bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis. In respect of Mr. Bramhall’s 2022 bonus award, 100% of his bonus will be awarded under the Energy Transfer bonus plan and is 100% attributable to Energy Transfer.
(4)The amounts reflected for 2022 in this column include (i) 401(k) Plan matching contributions made on behalf of the named executive officers of $11,539 for Mr. Kim, $1,934 for Mr. Bramhall, $15,250 for Mr. Fails, $12,910 for Mr. Hand, and $14,096 for Mr. Harkness, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for

Messrs. Kim, Fails and Hand, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers of $1,932 for Mr. Kim, $134 for Mr. Bramhall, $949 for Mr. Fails, $1,261 for Mr. Hand and $448 for Mr. Harkness. The amounts reported for Mr. Bramhall reflect 40% of his total compensation prior to his promotion on November 11, 2022, based on the portion of his compensation attributable to SUN.
The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2022, distribution payments in connection with distribution equivalent rights totaled $884,358 for Mr. Kim, $161,798 for Mr. Bramhall (excluding distributions related to Energy Transfer unit awards), $438,175 for Mr. Fails, $292,557 for Mr. Hand, and $146,939 for Mr. Harkness.
Grants of Plan-Based Awards in 2022
The table below reflects awards granted to our NEOs under the LTIP during 2022.

Name	Grant Date	Type of Award (1)	All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	12/12/2022	Restricted units	77,300	$3,385,740
Dylan A. Bramhall	12/12/2022	Restricted units	14,200	621,960
Karl R. Fails	12/12/2022	Restricted units	26,500	1,160,700
Brian A. Hand	12/12/2022	Restricted units	18,750	821,250
Austin B. Harkness	12/12/2022	Restricted units	16,500	722,700
	9/24/2022	Restricted units	10,000	372,800
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

Outstanding Equity Awards at December 31, 2022
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2022.

		Unit Awards (1)
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (2)
Sunoco LP Unit Awards:
Joseph Kim	12/12/2022	77,300	$3,331,630
	12/16/2021	58,000	2,499,800
	12/30/2020	98,850	4,260,435
	12/16/2019	27,646	1,191,543
	12/19/2018	29,200	1,258,520
Dylan A. Bramhall (3)	12/12/2022	14,200	612,020
	12/16/2021	13,000	560,300
	12/30/2020	16,000	689,600
	10/27/2020	20,000	862,000
Karl R. Fails	12/12/2022	26,500	1,142,150
	12/16/2021	25,500	1,099,050
	9/2/2021	20,000	862,000
	12/30/2020	33,000	1,422,300
	12/16/2019	10,400	448,240
	1/23/2019	9,600	413,760
	12/19/2018	10,400	448,240
Brian A. Hand	12/12/2022	18,750	808,125
	12/16/2021	18,500	797,350
	12/30/2020	30,000	1,293,000
	12/16/2019	9,400	405,140
	12/19/2018	9,400	405,140
Austin B. Harkness	12/12/2022	16,500	711,150
	9/24/2022	10,000	431,000
	12/16/2021	14,500	624,950
	12/30/2020	20,000	862,000
	3/2/2020	3,000	129,300
____________________________________________
(1)RSUs outstanding vest as follows:
•at a rate of 60% in December 2025 and 40% in December 2027 for awards granted in September and December 2022;
•at a rate of 60% in December 2024 and 40% in December 2026 for awards granted in December 2021;
•at a rate of 60% in December 2023 and 40% in December 2025 for awards granted in October 2020, December 2020 and September 2021;
•at a rate of 100% in December 2024 for awards granted in December 2019 and March 2020 ; and
•at a rate of 100% in December 2023 for awards granted in December 2018 and January 2019.
(2)Based on the closing market price of our common units of $43.10 on December 30, 2022.
(3)For Mr. Bramhall, the amounts reported above include only his outstanding grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.

Units Vested in 2022
The following table provides information regarding the vesting of SUN restricted units held by certain of our NEOs during 2022. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	54,129	$2,271,794
Dylan A. Bramhall	—	—
Karl R. Fails	23,800	998,886
Brian A. Hand	21,300	893,961
Austin B. Harkness	4,500	188,865
____________________________________________
(1)Amounts presented represent the number of unit awards vested during 2022 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of Sunoco LP’s common units upon the vesting date.
Non-Qualified Deferred Compensation
Our NEOs are eligible to participate, and do participate, in a non-qualified deferred compensation plan administered by Energy Transfer. The Energy Transfer non-qualified deferred compensation plan is described in the compensation discussion and analysis above. The following table provides the voluntary salary deferrals made by the named executive officers in 2022 under the Energy Transfer NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Karl R. Fails	$195,516	$—	$(302,824)	$—	$1,100,880
Brian A. Hand	105,166	—	(110,748)	—	456,853
(1) Amounts included in the aggregate earnings column above have been included in the change in non-qualified deferred compensation earnings column of the summary compensation table.
Potential Payments upon Termination or Change of Control
Pursuant to the terms of the award agreements issued under the LTIP, in the event of a (i) Change of Control (as defined in the LTIPs, summarized below) or (ii) termination of employment due to death or disability, all RSUs shall vest. In the event of a termination of employment for any other reason, all RSUs that are still unvested shall be forfeited. The RSUs that would vest in the event of Change of Control are those RSU’s described for each NEO in the table entitled “Outstanding Equity Awards at December 31, 2022”.
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
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2022:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Joseph Kim	Unit Vesting	$12,541,928	$—	$12,541,928	$—
Dylan A. Bramhall (2)	Unit Vesting	2,723,920	—	2,723,920	—
Karl R. Fails	Unit Vesting	5,835,740	—	5,835,740	—
Brian A. Hand	Unit Vesting	3,708,755	—	3,708,755	—
Austin B. Harkness	Unit Vesting	2,758,400	—	2,758,400	—
____________________________________________
(1)The amounts reflected above represent the product of the number of RSUs units that were subject to vesting/restrictions on December 31, 2022 multiplied by the closing price of applicable common units on that date.
(2)For Mr. Bramhall, the amounts reported above include only his outstanding grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.
CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Mr. Kim, our President and Chief Executive Officer, and the annual total compensation of our employees.
For the 2022 calendar year:
•The annual total compensation of Mr. Kim, as reported in the Summary Compensation Tables of this Item 11 was $4,936,111; and
•The median total compensation of the employees supporting our Partnership (other than Mr. Kim) was $93,454.
Based on this information, for 2022 the ratio of the annual total compensation of Mr. Kim to the median of the annual total compensation of the 2,302 employees supporting us as of December 31, 2022 was approximately 53 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2022, the applicable employee populations consisted of 2,302 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2022 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2022.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee”.
4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2022 resulting in an annual compensation of $93,454, with base earnings of $76,189. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $11,267 and the employee’s 401(k) matching contribution and profit sharing contribution, as applicable estimated at $5,998 per employee).
5.With respect to Mr. Kim, we used the amount reported in the “Total” column of our 2022 Summary Compensation Table under this Item 11.
Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. For 2022, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $100,000; an annual cash retainer of $15,000 ($25,000 for the chair) for serving on our audit committee; an annual cash retainer of $7,500 ($15,000 for the chair) for serving on our Compensation Committee; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of RSUs under the LTIP equal to an aggregate of $100,000 divided by the closing price of SUN units on the date of grant. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board for the first time is entitled to receive 2,500 unvested SUN common units. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
Under the LTIP, the director will forfeit all unvested RSUs upon a termination of his duties as a director for any reason. If the director ceases providing services due to death or disability (as defined by the LTIP) prior to the date all RSUs units have vested, then all restrictions lapse and all RSUs become immediately vested. If a Change of Control (as defined under the LTIP) occurs, then all unvested RSUs become fully vested as of the date of the Change of Control. In addition, our directors will be reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board or its committees.
The following table provides a summary of compensation paid to each of our current and former non-employee directors (and Mr. Curia) with respect to 2022:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Ray W. Washburne (3)	$50,000	$99,996	$149,996
Oscar A. Alvarez	126,250	99,996	226,246
Imad K. Anbouba	132,500	99,996	232,496
David K. Skidmore	115,000	99,996	214,996
Christopher R. Curia (4)	—	576,715	576,715
James W. Bryant (5)	32,500	—	32,500
William P. Williams (6)	55,480	99,996	155,476

(1)The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee.
(2)The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2022, calculated in accordance with FASB ASC Topic 718, disregarding any estimate for forfeiture. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 18–Unit-Based Compensation in our Notes to Consolidated Financial Statements. As of December 31, 2022, Mr. Alvarez had 11,649 outstanding RSUs, Mr. Anbouba had 11,649 outstanding RSUs, Mr. Skidmore had 4,933 outstanding RSU’s and Mr. Washburne had 2,500 outstanding RSUs. Additionally, Mr. Curia had 62,621 outstanding RSUs.
(3)Mr. Washburne was appointed to our board of directors in April 2022.
(4)Mr. Curia (Energy Transfer's EVP and Chief Human Resources Officer) is entitled to receive grants of RSUs pursuant to the LTIP in recognition of his commitment and contribution to us and our unitholders. The restricted units granted in December 2022 will vest 60% in December 2025 and 40% in December 2027, subject to the terms of the award agreement. The awards of RSUs to Mr. Curia in respect of his contribution to us represent a portion of his total awards as an executive officer of Energy Transfer and the allocation of such percentage to us is in recognition of the portion of his total time spent on our business.
(5)Mr. Bryant retired from our board of directors in January 2022; his 13,296 outstanding unit awards vested at that time.
(6)Mr. Williams retired from our board of directors in April 2022; his 4,933 outstanding unit awards vested at that time.

For 2023, the Board has adopted new compensation arrangement for outside directors, which will raise the annual restricted unit award under the LTIP equal to an aggregate of $125,000. The awards using the same grant date valuation as is used for annual long-term incentive awards made to Partnership officers, including the named executive officers, through the annual modified total unitholder return analysis. Additionally, moving forward awards to outside directors will be made at the same time such awards are made to the Partnership officers, usually in December of each year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of common units and Class C units of the Partnership that are issued and outstanding as of February 10, 2023 and held by:
•each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C units;
•each director, director nominee and named executive officer of our General Partner; and
•all of our directors and executive officers of our General Partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (4)	Percentage of Commons Units Beneficially Owned
Energy Transfer (2)	28,463,967	33.9%
Invesco Ltd. (3)	7,537,110	9.0%
Dylan Bramhall	—	*
Arnold D. Dodderer	28,107	*
Karl R. Fails	82,902	*
Brian A. Hand	55,487	*
Joseph Kim	120,655	*
Austin Harkness	2,909	*
Oscar A. Alvarez	6,659	*
Imad K. Anbouba	5,159	*
David K. Skidmore	2,500	*
Christopher R. Curia	64,272	*
All executive officers and directors as a group (twelve persons)	390,968	*
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
(2)The address for Energy Transfer and Energy Transfer’s subsidiaries is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(3)The information contained in the table and this footnote with respect to Invesco Ltd. is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2023. The business address of the reporting party is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(4)Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 10, 2023, there were 84,058,659 common units deemed to be beneficially owned for purposes of the above table.

The following table sets forth, as of February 10, 2023, the number of common units of Energy Transfer owned by each of the directors and named executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	Energy Transfer Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)
Dylan Bramhall	109,943	*
Arnold D. Dodderer	—	*
Karl R. Fails	13,161	*
Brian A. Hand	—	*
Joseph Kim	12,000	*
Oscar A. Alvarez	—	*
Imad K. Anbouba	12,000	*
David P. Skidmore	82,614	*
Ray W. Washburne (4)	610,299	*
Christopher R. Curia	430,290	*
All executive officers and directors as a group (twelve persons)	1,270,307	*

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
(3)As of February 10, 2023, there were 3,094,593,760 common units of Energy Transfer deemed to be beneficially owned for purposes of the above table.
(4)Includes 2,090 common units held by Mr. Washburne’s wife and 502,172 common units held in various family trusts.
Equity Compensation Plan Information
As of December 31, 2022, a total of 4,594,418 phantom units had been issued under our long-term incentive plans. Total securities remaining available for issuance under our long-term incentive plans as of December 31, 2022 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,000	$—	—
Equity compensation plans not approved by security holders	1,815,879	—	7,644,480
Total	1,817,879	$—	7,644,480

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Energy Transfer and its Affiliates
The following table summarizes the distributions and payments made by us to Energy Transfer or its affiliates during 2022.

Transaction	Explanation	Amount/Value

2022 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our General Partner in respect of common units and IDRs during 2022.	$166 million

Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our General Partner for 2022.	$52 million

Bulk purchases of motor fuel from Energy Transfer and its affiliates.	Represents payments made to Energy Transfer and its affiliates for bulk motor fuel purchases.	$2.2 billion

Reimbursement to our General Partner for certain allocated overhead and other expenses.	Total payment to our General Partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations for 2022.	$33 million
Other Transactions with Related Persons
Related Party Agreements
Sunoco, LLC (“Sunoco LLC”) and Sunoco Retail LLC (“Sunoco Retail”) have administrative and support services agreements in place pursuant to which a subsidiary of Energy Transfer provided certain general and administrative services to Sunoco LLC and Sunoco Retail during 2022. In addition, Sunoco, LLC and Sunoco Retail have treasury services agreements for certain cash management activities with Energy Transfer (R&M), LLC, an indirect wholly-owned subsidiary of Energy Transfer.
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
The Audit Committee reviews and considers related party transactions with various subsidiaries or affiliates of Energy Transfer. The Audit Committee has authorized the General Partner’s management to enter into transactions with entities affiliated to Energy Transfer on arms-length terms taking into account then-current market conditions applicable to the services to be provided, and any such transaction, within management’s delegation of authority levels shall be deemed approved by the Audit Committee, provided it is not a new related party transaction that may be material to the Partnership.
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

Item 14.    Principal Accountant Fees and Services
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP for the audit of our annual consolidated financial statements for 2022 and 2021, and fees billed for other services rendered by Grant Thornton LLP during the corresponding periods (dollars in millions).

	Fiscal 2022	Fiscal 2021
Audit Fees (1)	$2.1	$2.1
Audit-Related Fees (2)	—	0.3
Tax Fees	—	—
All Other Fees	—	—
Total	$2.1	$2.4
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

21.1	List of Subsidiaries of the Registrant*

22.1	List of Guarantor and Issuer Subsidiaries*

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation *

101.DEF	Inline XBRL Taxonomy Extension Definition *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *

101.PRE	Inline XBRL Taxonomy Extension Presentation *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
+    Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Joseph Kim
Joseph Kim
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	February 17, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kim	Director, President and Chief Executive Officer	February 17, 2023
Joseph Kim	(Principal Executive Officer)

/s/ Dylan A. Bramhall	Chief Financial Officer	February 17, 2023
Dylan A. Bramhall	(Principal Financial Officer)

/s/ Rick J. Raymer	Vice President, Controller and Principal Accounting Officer	February 17, 2023
Rick J. Raymer	(Principal Accounting Officer)

/s/ Ray W. Washburne	Chairman of the Board	February 17, 2023
Ray W. Washburne

/s/ David K. Skidmore	Director	February 17, 2023
David K. Skidmore

/s/ Christopher R. Curia	Director	February 17, 2023
Christopher R. Curia

/s/ Imad K. Anbouba	Director	February 17, 2023
Imad K. Anbouba

/s/ Oscar A. Alvarez	Director	February 17, 2023
Oscar A. Alvarez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2023 expressed an unqualified opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair values of property and equipment and intangible assets acquired in the 2022 acquisitions

As described further in Note 3 to the consolidated financial statements, the Partnership completed the acquisitions of Gladieux Capital Partners, LLC (“Gladieux”) and the Peerless Oil & Chemicals, Inc. (“Peerless”) during the year ended December 31, 2022. The assets acquired and liabilities assumed were recorded at fair value as of each respective transaction date. The fair values of property and equipment and intangible assets recorded in the Gladieux acquisition were $73 million and $98 million, respectively. The fair value of the property and equipment recorded in the Peerless acquisition was $71 million. The Partnership utilized third-party valuation specialists to determine the fair values of the acquired property and equipment and intangible assets. We identified the estimation of the fair values of the acquired property and equipment and intangible assets as a critical audit matter.

The principal consideration for our determination that the estimation of the fair values of the acquired property and equipment and intangible assets is a critical audit matter is that there was estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future cash flows, including gross profit, operating expenses, capital expenditures and discount rates as well as the valuation methodologies applied by the third-party valuation specialists, including income, market and cost approaches. This in turn led to a high degree of auditor judgment and subjectivity, in performing procedures and evaluating audit evidence related to management’s forecasted future cash flows and assumptions. In addition, the audit effort involved the use of specialists to assist in performing these procedures and evaluating the audit evidence.

Our audit procedures related to the estimation of the fair value of the acquired property and equipment and intangible assets included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the assumptions used to project future cash flows, the reconciliation of the future cash flows prepared by management to the data used in the valuation report prepared by the third-party specialists, and review of the valuation methodologies and assumptions applied by the third-party valuation specialists. In addition to testing the effectiveness of controls, we also performed the following:

▪Assessed the reasonableness of management’s future cash flow by:
◦evaluating management’s significant assumptions used to project future cash flows, which included forecasted gross profit, operating expenses, capital expenditures and discount rates, and
◦testing the projected future cash flows by comparing forecasted amounts to actual historical results to identify material changes and corroborating the basis for the changes, as applicable.
•Utilized an internal valuation specialist to evaluate:
◦the qualifications of the third-party valuation specialists engaged by the Partnership based on their credentials and experience,
◦the process used by management to develop the estimate, including valuation methodologies and assumptions used by the third-party valuation specialists and whether they were acceptable for the underlying assets and applied correctly,
◦the useful lives utilized by the third-party specialists by comparing to industry standards and estimates,
◦the estimates of fair values for assets which were valued based on comparable market data and the appropriateness of the replacement costs, by performing independent market research and analyses, and
◦the appropriateness of the discount rate used by recalculating the weighted average cost of capital
/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas
February 17, 2023

SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$82	$25
Accounts receivable, net	890	526
Receivables from affiliates	15	12
Inventories, net	821	534
Other current assets	175	95
Total current assets	1,983	1,192

Property and equipment	2,796	2,581
Accumulated depreciation	(1,036)	(914)
Property and equipment, net	1,760	1,667
Other assets:
Finance lease right-of-use assets, net	9	9
Operating lease right-of-use assets, net	524	517
Goodwill	1,601	1,568

Intangible assets, net	588	542
Other noncurrent assets	236	188
Investment in unconsolidated affiliate	129	132
Total assets	$6,830	$5,815
Liabilities and equity
Current liabilities:
Accounts payable	$966	$515
Accounts payable to affiliates	109	59
Accrued expenses and other current liabilities	310	291
Operating lease current liabilities	21	19
Current maturities of long-term debt	—	6
Total current liabilities	1,406	890
Operating lease non-current liabilities	528	521
Revolving line of credit	900	581
Long-term debt, net	2,671	2,668
Advances from affiliates	116	126
Deferred tax liability	156	114
Other noncurrent liabilities	111	104
Total liabilities	5,888	5,004
Commitments and contingencies (Note 13)
Equity:
Limited partners:
Common unitholders (84,054,765 units issued and outstanding as of December 31, 2022 and 83,670,950 units issued and outstanding as of December 31, 2021)	942	811
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2022 and December 31, 2021)	—	—
Total equity	942	811
Total liabilities and equity	$6,830	$5,815

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Motor fuel sales	$25,216	$17,152	$10,332
Non motor fuel sales	370	306	240
Lease income	143	138	138
Total revenues	25,729	17,596	10,710
Cost of sales and operating expenses:
Cost of sales	24,350	16,246	9,654
General and administrative	120	109	112
Other operating	338	270	275
Lease expense	63	59	61
(Gain) loss on disposal of assets and impairment charges	(13)	(14)	2
Depreciation, amortization and accretion	193	177	189
Total cost of sales and operating expenses	25,051	16,847	10,293
Operating income	678	749	417
Other income (expense):
Interest expense, net	(182)	(163)	(175)
Other income (expense), net	1	—	2
Equity in earnings of unconsolidated affiliate	4	4	5
Loss on extinguishment of debt and other, net	—	(36)	(13)
Income before income taxes	501	554	236
Income tax expense	26	30	24
Net income and comprehensive income	$475	$524	$212

Net income per common unit:
Common units - basic	$4.74	$5.35	$1.63
Common units - diluted	$4.68	$5.28	$1.61

Weighted average common units outstanding:
Common units - basic	83,755,378	83,369,534	83,062,159
Common units - diluted	84,803,698	84,438,276	83,716,464

Cash distribution per unit	$3.30	$3.30	$3.30

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

Balance at December 31, 2019	$758
Cash distribution to unitholders	(354)
Unit-based compensation	14
Other	2
Net income	212
Balance at December 31, 2020	632
Cash distribution to unitholders	(357)
Unit-based compensation	16
Other	(4)
Net income	524
Balance at December 31, 2021	811
Cash distribution to unitholders	(359)
Unit-based compensation	14
Other	1
Net income	475
Balance at December 31, 2022	$942

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$475	$524	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	193	177	189
Amortization of deferred financing fees	7	7	7
(Gain) loss on disposal of assets and impairment charges	(13)	(14)	2
Loss on extinguishment of debt and other, net	—	36	13
Non-cash unit-based compensation expense	14	16	14
Deferred income tax	28	10	5
Inventory adjustments	(5)	(190)	82
Equity in earnings of unconsolidated affiliate	(4)	(4)	(5)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(312)	(231)	104
Receivables from affiliates	(3)	(1)	1
Inventories	(172)	38	(45)
Other assets	(94)	(95)	12
Accounts payable	390	296	(163)
Accounts payable to affiliates	50	(20)	7
Accrued expenses and other current liabilities	—	9	63
Other noncurrent liabilities	7	(15)	4
Net cash provided by operating activities	561	543	502
Cash flows from investing activities:
Capital expenditures	(186)	(174)	(124)
Contributions to unconsolidated affiliate	—	—	(8)
Distributions from unconsolidated affiliate in excess of cumulative earnings	8	9	11
Cash paid for acquisitions, net of cash acquired	(318)	(256)	(12)
Proceeds from disposal of property and equipment	32	34	13
Net cash used in investing activities	(464)	(387)	(120)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	800	800
Payments on long-term debt	—	(1,252)	(590)
Revolver borrowings	4,127	1,922	1,146
Revolver repayments	(3,808)	(1,341)	(1,308)
Distributions to unitholders	(359)	(357)	(354)
Net cash used in financing activities	(40)	(228)	(306)
Net increase (decrease) in cash and cash equivalents	57	(72)	76
Cash and cash equivalents at beginning of period	25	97	21
Cash and cash equivalents at end of period	$82	$25	$97

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$6	$4	$8
Payable due to seller in acquisition	10	—	—
Supplemental disclosure of cash flow information:
Interest paid	176	174	162
Income taxes paid (refunded), net	30	14	(58)

 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “SUN,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of December 31, 2022, Energy Transfer and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 33.9% of our common units, which constitutes a 28.3% limited partner interest in us.
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and our wholly‑owned subsidiaries. We distribute motor fuels across approximately 40 states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States, from Maine to Florida and from Florida to New Mexico, as well as Hawaii and Puerto Rico. We also operate retail stores in Hawaii and New Jersey.
Our primary operations are conducted by the following consolidated subsidiaries:
•Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in approximately 40 states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Arkansas, Florida, Indiana, Illinois, Maryland, New Jersey, New York, Texas and Virginia.
•Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey and distributes motor fuel in Puerto Rico. Sunoco Retail also leases owned sites to commission agents who sell motor fuels to the motoring public on Sunoco Retail's behalf for a commission.
•Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
•Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates retail stores on the Hawaiian Islands and leases owned sites to commission agents who sell motor fuels to the motoring public on Aloha's behalf for a commission.
All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no impact on income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $25 million, $22 million and $19 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Properties that have been closed and other excess real property are recorded as assets held for sale, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and included in other current assets. We had no assets classified as assets held for sale as of December 31, 2022 or 2021.
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
Long-lived assets related to asset retirement obligations aggregated $14 million and $17 million, and were reflected as property and equipment, net on our consolidated balance sheets as of December 31, 2022 and 2021, respectively.
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
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $285 million, $332 million and $301 million for the years ended December 31, 2022, 2021 and 2020, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the consolidated statements of operations and comprehensive income.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2022, 2021, and 2020, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state, local and foreign income taxes. These corporate subsidiaries include Sunoco Retail, Aloha and Peerless. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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

3.Acquisitions
2022 Acquisitions
On November 30, 2022, we completed the acquisition of Peerless Oil & Chemicals, Inc. ("Peerless") for $76 million, net of cash acquired. Peerless is an established terminal operator that distributes fuel products to over 100 locations within Puerto Rico and throughout the Caribbean. Management, with the assistance of a third-party valuation firm, has determined the preliminary fair value of assets and liabilities at the date of the acquisition. Goodwill acquired in connection with the acquisition is deductible for tax purposes.

November 30, 2022
Other current assets	$18
Property and equipment	71
Goodwill	13
Current liabilities	(3)
Deferred tax liability	(14)
Net assets	85
Cash acquired	(9)
Total cash consideration, net of cash acquired	$76
On April 1, 2022, we completed the acquisition of a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $252 million, net of cash acquired. Management, with the assistance of a third-party valuation firm, has determined the fair value of assets and liabilities at the date of the acquisition. Goodwill acquired in connection with the acquisition is deductible for tax purposes.

April 1, 2022
Inventories	$108
Other current assets	56
Property and equipment	73
Goodwill	20
Intangible assets	98
Current liabilities	(88)
Net assets	267
Cash acquired	(15)
Total cash consideration, net of cash acquired	$252
2021 Acquisitions
On October 8, 2021, we acquired eight refined product terminals from NuStar Energy L.P. for $250 million. The terminals have a combined storage capacity of approximately 14.8 million barrels and are located along the East Coast and in the greater Chicago market. Management, with the assistance of a third-party valuation firm, determined the purchase price allocation. The purchase price was substantially all allocated to property and equipment.
Additionally, on September 24, 2021, we acquired a refined product terminal from Cato, Incorporated for approximately $6 million. The terminal, located in Salisbury, Maryland, has storage capacity of approximately 140 thousand barrels.
2020 Acquisition
On December 15, 2020, we acquired a terminal in New York for approximately $12 million plus working capital adjustments.

4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Accounts receivable, trade	$755	$428
Credit card receivables	81	37
Vendor receivables for rebates and branding	12	35
Other receivables	44	28
Allowance for expected credit losses	(2)	(2)
Accounts receivable, net	$890	$526
5.Inventories, net

Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of December 31, 2022 and 2021, the Partnership’s fuel inventory balance included lower of cost or market reserves of $116 million and $121 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the years ended December 31, 2022 and 2021, the Partnership’s cost of sales included favorable inventory adjustments of $5 million and $190 million, respectively, and for the year ended December 31, 2020, the Partnership’s cost of sales included a write-down of fuel inventory of $82 million.
Inventories, net consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Fuel	$809	$526
Other	12	8
Inventories, net	$821	$534
6.Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Land	$645	$627
Buildings and leasehold improvements	686	687
Equipment	1,383	1,144
Construction in progress	82	123
Total property and equipment	2,796	2,581
Less: accumulated depreciation	1,036	914
Property and equipment, net	$1,760	$1,667
Depreciation expense on property and equipment was $141 million, $120 million and $122 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7.Goodwill and Other Intangible Assets
Goodwill
Goodwill balances and activity for the years ended December 31, 2022 and 2021 consisted of the following:

	Segment
	Fuel Distribution and Marketing	All Other	Consolidated
	(in millions)
Balance at December 31, 2020	$1,264	$300	$1,564
Goodwill related to terminal acquisition	4	—	4
Balance at December 31, 2021	1,268	300	1,568
Goodwill related to transmix processing and terminal acquisition	20	—	20
Goodwill related to Peerless acquisition	13	—	13
Balance at December 31, 2022	$1,301	$300	$1,601

During 2020, 2021, and 2022, management performed annual goodwill impairment testing on its reporting units. No goodwill impairment was identified for the reporting units as a result of these tests. During the fourth quarter of 2022, 2021 and 2020, we used qualitative factors to determine whether it was more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeded its carrying amount. During the first quarter of 2020, due to the impacts of the COVID-19 pandemic and the decline in the Partnership’s market capitalization, management determined that interim quantitative impairment testing should also be performed. We performed the interim quantitative impairment tests consistent with our approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim quantitative impairment test, no goodwill impairment was identified for the reporting units.
Other Intangibles
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Indefinite-lived
Tradenames	$302	$—	$302	$295	$—	$295
Liquor licenses	12	—	12	12	—	12
Finite-lived
Customer relations including supply agreements	669	396	273	578	348	230
Loan origination costs (1)	—	—	—	9	6	3
Other intangibles	8	7	1	8	6	2
Intangible assets, net	$991	$403	$588	$902	$360	$542
_______________________________
(1)Loan origination costs are associated with the Revolving Credit Agreement, see Note 9 "Long-Term Debt" for further information.
During the fourth quarters of 2020, 2021, and 2022, we performed the annual impairment tests on our indefinite-lived intangible assets. No impairments were recorded in 2020, 2021 or 2022.
Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $48 million, $52 million and $57 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Customer relations and supply agreements have a remaining weighted-average life of approximately 11 years. Other intangible assets have a remaining weighted-average life of approximately 11 years. Loan origination costs have a remaining weighted-average life of approximately 1 year.

As of December 31, 2022, the Partnership’s estimate of amortization includable in amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangibles is as follows (in millions):

Amortization
2023	$44
2024	34
2025	24
2026	24
2027	24
Thereafter	124
Total	$274
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Wage and other employee-related accrued expenses	$35	$23
Accrued tax expense	164	152
Accrued insurance	32	22
Accrued interest expense	31	31
Dealer deposits	21	21
Accrued environmental expense	6	7
Other	21	35
Total	$310	$291

9.Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Credit Facility	$900	$581
6.000% Senior Notes Due 2027	600	600
5.875% Senior Notes Due 2028	400	400
4.500% Senior Notes Due 2029	800	800
4.500% Senior Notes Due 2030	800	800
Lease-Related Financing Obligations	94	100
Total debt	3,594	3,281
Less: current maturities	—	6
Less: debt issuance costs	23	26
Long-term debt, net of current maturities	$3,571	$3,249
At December 31, 2022, scheduled future debt principal maturities are as follows (in millions):

2023	$—
2024	—
2025	—
2026	—
2027	1,500
Thereafter	2,094
Total	$3,594
Senior Notes
The terms of each tranche of the Partnership’s senior notes (the “Notes”) are governed by indentures among the Partnership and Sunoco Finance Corp. (together, the “Issuers”), and certain other subsidiaries of the Partnership (the “Guarantors”) and U.S. Bank National Association, as trustee. The Notes are senior obligations of the Issuers and are guaranteed by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s Credit Facility (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the Notes.
The 2027 Notes will mature on April 15, 2027, and interest on the 2027 Notes is payable semi-annually on April 15 and October 15 of each year. The 2028 Notes will mature on March 15, 2028 and interest is payable semi-annually on March 15 and September 15 of each year. The 2029 Notes will mature on May 15, 2029, and interest on the 2029 Notes is payable semi-annually on May 15 and November 15 of each year. The 2030 Notes will mature on April 30, 2030, and interest on the 2030 Notes is payable semi-annually on April 30 and October 30 of each year.
Energy Transfer guarantees collection to the Issuers with respect to the payment of the principal amount of the 2028 Notes. Energy Transfer is not subject to any of the covenants under the Indenture.
Revolving Credit Agreement
On April 7, 2022, we entered into a Second Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a letter of credit issuer (the “Credit Facility”). The Credit Facility amended and restated the former revolving credit facility entered into on July 27, 2018. The Credit Facility is a $1.50 billion revolving credit facility, expiring April 7, 2027 (which date may be extended in accordance with the terms of the Credit Facility). The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $500 million.

Borrowings under the revolving credit facility will bear interest at a base rate (a rate based off of the higher of (a) the Federal Funds Rate (as defined in the Credit Facility) plus 0.5%, (b) Bank of America’s prime rate and (c) one-month Term SOFR (as defined therein) plus 1.00%), in each case plus an applicable margin ranging from 1.25% to 2.25%, in the case of a Term SOFR loan, or from 0.250% to 1.25%, in the case of a base rate loan (determined with reference to the Partnership’s Net Leverage Ratio as defined in the Credit Facility). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 1.75%, in the case of a Term SOFR loan, or from 0.125% to 0.750%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt and the Partnership’s corporate issuer rating). Interest is payable quarterly if the base rate applies, and at the end of the applicable interest period Term SOFR applies. In addition, the unused portion of the Partnership’s revolving credit facility will be subject to a commitment fee ranging from 0.250% to 0.350%, based on the Partnership’s Leverage Ratio. Upon the first achievement by the Partnership of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.350%, based on the Partnership’s credit rating as described above.
The Credit Facility requires the Partnership to maintain a Net Leverage Ratio of not more than 5.50 to 1.00 before the first achievement by the Partnership of an investment grade credit rating, and from and after the first occurrence of an investment grade credit rating, a Net Leverage Ratio of not more than 5.00 to 1.00. The maximum Net Leverage Ratio is subject to upwards adjustment after the achievement by the Partnership of an investment grade credit rating to not more than 5.50 to 1.00 for a period not to exceed three fiscal quarters in the event the Partnership engages in certain specified acquisitions of not less than $50 million (as permitted under the Credit Facility). The Credit Facility also requires the Partnership to maintain an Interest Coverage Ratio (as defined in the Credit Facility) of not less than 2.25 to 1.00.
Indebtedness under the Credit Facility is secured by a security interest in, among other things, all of the Partnership’s present and future personal property and all of the present and future personal property of its guarantors, the capital stock of its material subsidiaries, and any intercompany debt. Upon the first achievement by the Partnership of an investment grade credit rating, all security interests securing the Credit Facility will be released.
As of December 31, 2022, the balance on the Credit Facility was $900 million, and $7 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at December 31, 2022 was $593 million. The weighted average interest rate on the total amount outstanding at December 31, 2022 was 6.17%. The Partnership was in compliance with all financial covenants at December 31, 2022. The Partnership’s leverage ratio was 3.84 to 1.00 at December 31, 2022.
Lease-Related Financing Obligations
Southside Oil, LLC (“Southside”), a subsidiary of the Partnership, is a party to a sale leaseback transaction that did not meet the criteria for sale leaseback accounting. This transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2058, require monthly interest and principal payments, and bear interest at 11.865%. As of December 31, 2022 and 2021, the balance of the sale leaseback financing obligation was $85 million and $91 million, respectively.
Lease-related financing obligations also include finance lease obligations of $9 million as of both December 31, 2022 and 2021, as further discussed in Note 13.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of December 31, 2022, is estimated to be approximately $3.4 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.
10.Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Asset retirement obligations	$81	$79
Accrued environmental expense, long-term	12	12
Other	18	13
Total	$111	$104

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(in millions)
Balance at beginning of year	$79	$75
Liabilities incurred	—	—
Liabilities settled	(2)	—
Accretion expense	4	4
Balance at end of year	$81	$79
11.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Our investment in J.C. Nolan pipeline (a joint venture with Energy Transfer) was $129 million and $132 million as of December 31, 2022 and 2021, respectively. In addition, we recorded income on the unconsolidated joint venture of $4 million, $4 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Summary of Transactions
Related party transactions with affiliates for the years ended December 31, 2022, 2021, and 2020 were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Motor fuel sales to affiliates	$52	$25	$58
Bulk fuel purchases from affiliates	$2,188	$1,705	$951
Significant affiliate balances included on the consolidated balance sheets are as follows:
•Net advances from affiliates were $116 million and $126 million at December 31, 2022 and 2021, respectively. Advances to and from affiliates are primarily related to the treasury services agreements between Sunoco LLC and Energy Transfer (R&M), LLC and Sunoco Retail and Energy Transfer (R&M), LLC, which are in place for purposes of cash management and transactions related to the diesel fuel pipeline joint venture with Energy Transfer.
•Net accounts receivable from affiliates were $15 million and $12 million at December 31, 2022 and 2021, respectively, which are primarily related to motor fuel sales to affiliates.
•Net accounts payable to affiliates were $109 million and $59 million as of December 31, 2022 and 2021, respectively, attributable to operational expenses and bulk fuel purchases.
12.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Fuel Distribution and Marketing Segment
Distributor	$10,938	$8,388	$4,838
Dealer	4,735	3,599	2,211
Unbranded Wholesale	7,098	3,144	1,831
Commission Agent	1,737	1,438	1,050
Non motor fuel sales	140	82	54
Lease income	132	127	127
Total	24,780	16,778	10,111
All Other Segment
Motor fuel	708	583	402
Non motor fuel sales	230	224	186
Lease income	11	11	11
Total	949	818	599
Total Revenue	$25,729	$17,596	$10,710
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
The balances of the Partnership’s contract assets and contract liabilities as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021	Increase/ (Decrease)
	(in millions)
Contract Balances
Contract Asset	$200	$157	$43
Accounts receivable from contracts with customers	$834	$463	$371
Contract Liability	$—	$—	$—
The amount of revenue recognized in the years ended December 31, 2022, 2021, and 2020 that was included in the contract liability balance at the beginning of each period was $0.1 million, $0.2 million, and $0.2 million, respectively. This amount of revenue is a result of changes in the transaction price of the Partnership’s contracts with customers. The difference in the opening and closing balances of the contract asset and contract liability primarily results from the timing difference between the Partnership’s performance and the customer’s payment.
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
The Partnership distributes fuel under long-term contracts to branded distributors, branded and unbranded third-party dealers, and branded and unbranded retail fuel outlets. Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately ten years, with an estimated, volume-weighted term remaining of approximately five years.
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
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other noncurrent assets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized in the years ended December 31, 2022, 2021, and 2020 was $22 million, $21 million, and $18 million, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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
The components of lease expense consisted of the following:

		Year Ended December 31,
Lease cost	Classification	2022	2021
		(in millions)
Operating lease cost	Lease expense	$49	$50
Finance lease cost
Amortization of leased assets	Depreciation, amortization, and accretion	—	1
Interest on lease liabilities	Interest expense	—	1
Short term lease cost	Lease expense	2	3
Variable lease cost	Lease expense	12	6
Sublease income	Lease income	(39)	(40)
Net lease cost		$24	$21

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	22	23
Finance leases	28	29
Weighted-average discount rate (%)
Operating leases	6%	6%
Finance leases	4%	4%

	Year Ended December 31,
Other information	2022	2021
	(in millions)
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(49)	$(50)
Operating cash flows from finance leases	$—	$(1)
Financing cash flows from finance leases	$—	$(1)
Leased assets obtained in exchange for new finance lease liabilities	$—	$9
Leased assets obtained in exchange for new operating lease liabilities	$17	$7

Maturities of lease liabilities as of December 31, 2022 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(in millions)
2023	$50	$—	$50
2024	47	—	47
2025	47	—	47
2026	47	—	47
2027	46	—	46
Thereafter	757	15	772
Total lease payment	994	15	1,009
Less: interest	445	6	451
Present value of lease liabilities	$549	$9	$558

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
Minimum future lease payments receivable as of December 31, 2022 are as follows (in millions):

2023	$67
2024	47
2025	45
2026	43
2027	41
Thereafter	25
Total undiscounted cash flow	$268

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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems and terminals. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2022, our coverage was $10 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $18 million and $19 million as of December 31, 2022 and 2021, respectively, which are classified as accrued expenses and other current liabilities and other noncurrent liabilities. As of December 31, 2022, we had $0.6 million in an escrow account to satisfy environmental claims related to the acquisition of Mid-Atlantic Convenience Stores, LLC.

14.Assets under Operating Leases
The balances of property and equipment that are being leased to third parties were as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Land	$374	$359
Buildings and improvements	466	448
Equipment	402	261
Total property and equipment	1,242	1,068
Less: accumulated depreciation	(497)	(363)
Property and equipment, net	$745	$705
15.Interest Expense, net
Components of net interest expense were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Interest expense	$176	$156	$170
Amortization of deferred financing fees	7	7	7
Interest income	(1)	—	(2)
Interest expense, net	$182	$163	$175
16.Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current:
Federal	$—	$15	$18
State	(2)	5	1
Total current income tax expense	(2)	20	19
Deferred:
Federal	24	7	1
State	4	3	4
Total deferred tax expense	28	10	5
Net income tax expense	$26	$30	$24

Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Tax at statutory federal rate	$105	$116	$50
Partnership earnings not subject to tax	(74)	(96)	(34)
State and local tax, including federal expense (benefit)	1	7	3
Other	(6)	3	5
Net income tax expense (benefit)	$26	$30	$24
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Principal components of deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Deferred tax assets:
Net operating and other loss carry forwards	$3	$4
Other	22	14
Total deferred tax assets	25	18
Deferred tax liabilities:
Property and equipment	52	11
Trademarks and other intangibles	89	79
Investments in affiliates	39	41
Other	1	1
Total deferred tax liabilities	181	132
Net deferred income tax liabilities	$156	$114
As of December 31, 2022, Sunoco Retail LLC, a corporate subsidiary of Sunoco LP, had a state net operating loss carryforward of $84 million, which we expect to fully utilize. Sunoco Retail LLC has no federal net operating loss carryforward.
The following table sets forth the changes in unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance at beginning of year	$11	$11	$11
Additions attributable to tax positions taken in the current year	—	—	—
Additions attributable to tax positions taken in prior years	—	—	—
Reduction attributable to tax positions taken in prior years	—	—	—
Lapse of statute	—	—	—
Balance at end of year	$11	$11	$11
As of December 31, 2022, we had $11 million ($8 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2022, we recognized interest and penalties of $1 million. At December 31, 2021, we had interest and penalties accrued of $2 million, net of taxes.
Peerless is subject to Puerto Rican corporate income taxes at a reduced 7% tax rate due to a tax exemption granted by the Commonwealth of Puerto Rico on October 23, 2007 which currently expires on October 23, 2027. The Puerto Rican government may grant an extension of this tax exemption but such an extension is not guaranteed. If the tax exemption is not extended, Peerless’ income will be subject to Puerto Rico’s normal corporate income tax rates which start at 18.5% and can rise to as much as 37.5% depending on Peerless’ income. We expect to file for an extension of the tax exemption one year prior to the expiration date. If an extension of the tax exemption is not granted, we do not expect the increase in the Puerto Rican tax rates applicable to Peerless’ activity to have a material impact on the Partnership’s financial statements.
The Partnership and its subsidiaries are no longer subject to examination by the Internal Revenue Service and most state jurisdictions for 2017 and prior years.
17.Partners’ Capital
As of December 31, 2022, Energy Transfer and its subsidiaries owned 28,463,967 common units, which constitutes a 28.3% limited partner interest in the Partnership. As of December 31, 2022, our wholly-owned consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 55,590,798 common units.
Common Units
Common unit activity for the years ended December 31, 2022 and 2021 was as follows:

Number of Units
Number of common units at December 31, 2020	83,333,631
Phantom unit vesting	337,319
Number of common units at December 31, 2021	83,670,950
Phantom unit vesting	383,815
Number of common units at December 31, 2022	84,054,765
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
The calculation of net income allocated to common unitholders was as follows (in millions, except per unit amounts):

	Year Ended December 31,
	2022	2021	2020
Attributable to Common Units
Distributions (a)	$277	$275	$274
Distributions (in excess of) less than net income	120	171	(139)
Common unitholders’ interest in net income	$397	$446	$135

(a) Distributions declared per unit to unitholders as of record date	$3.3020	$3.3020	$3.3020
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
Cash distributions paid or to be paid were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
	(in millions, except per unit amounts)
February 21, 2023	$0.8255	$69	$18
November 18, 2022	$0.8255	$69	$18
August 19, 2022	$0.8255	$69	$18
May 19, 2022	$0.8255	$69	$18
February 18, 2022	$0.8255	$69	$18
November 19, 2021	$0.8255	$69	$18
August 19, 2021	$0.8255	$69	$18
May 19, 2021	$0.8255	$69	$18
February 19, 2021	$0.8255	$69	$18
November 19, 2020	$0.8255	$68	$18
August 19, 2020	$0.8255	$68	$18
May 19, 2020	$0.8255	$68	$18
February 19, 2020	$0.8255	$68	$18

18.Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our Consolidated Statements of Operations and Comprehensive Income was $14 million, $16 million and $14 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of phantom units vested for the years ended December 31, 2022, 2021 and 2020, was $22 million, $20 million and $14 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation expenses related to our nonvested phantom units totaled $18 million as of December 31, 2022, which are expected to be recognized over a weighted average period of 4.00 years. The fair value of nonvested phantom units outstanding as of December 31, 2022 and 2021, totaled $79 million and $82 million, respectively.
Phantom unit award activity for the years ended December 31, 2022 and 2021 consisted of the following:

	Number of Phantom Common Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	2,140,492	$28.63
Granted	418,898	37.72
Vested	(506,120)	27.06
Forfeited	(38,982)	28.57
Outstanding at December 31, 2021	2,014,288	30.92
Granted	441,049	43.54
Vested	(525,608)	29.95
Forfeited	(107,956)	30.31
Outstanding at December 31, 2022	1,821,773	$34.29
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
Fuel Distribution and Marketing Segment
Our Fuel Distribution and Marketing segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to independently-operated dealer stations under long-term supply agreements, distributors and other consumers of motor fuel, and Partnership-operated stations included in our All Other segment. Also included in the Fuel Distribution and Marketing segment are motor fuel sales to commission agent locations and sales and costs related to processing transmix. We distribute motor fuels across approximately 40 states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States from Maine to Florida and from Florida to New Mexico, as well as Hawaii and Puerto Rico. Sales of fuel from our Fuel Distribution and Marketing segment to Partnership-operated stations included in our All Other segment are delivered at cost plus a profit margin. These amounts are included in intercompany eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our Fuel Distribution and Marketing segment is lease income from properties that we lease or sublease.
All Other Segment
All Other segment includes the Partnership’s credit card services, franchise royalties, and retail operations in Hawaii and New Jersey.
The following tables present financial information by segment for the years ended December 31, 2022, 2021 and 2020.

Segment Financial Data for the Year Ended December 31, 2022

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$24,508	$708		$25,216
Non motor fuel sales	140	230		370
Lease income	132	11		143
Intersegment sales	534	—	(534)	—
Total revenue	$25,314	$949	$(534)	$25,729
Net income and comprehensive income				$475
Depreciation, amortization and accretion				193
Interest expense, net				182
Income tax expense				26
Non-cash unit-based compensation expense				14
Gain on disposal of assets				(13)
Unrealized loss on commodity derivatives				21
Loss on extinguishment of debt				—
Inventory adjustments				(5)
Equity in earnings of unconsolidated affiliate				(4)
Adjusted EBITDA related to unconsolidated affiliate				10
Other non-cash adjustments				20
Adjusted EBITDA	$807	$112		$919
Capital expenditures	$143	$43		$186
Total assets, end of period	$5,727	$1,103		$6,830

Segment Financial Data for the Year Ended December 31, 2021

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$16,569	$583		$17,152
Non motor fuel sales	82	224		306
Lease income	127	11		138
Intersegment sales	412	—	(412)	—
Total revenue	$17,190	$818	$(412)	$17,596
Net income and comprehensive income				$524
Depreciation, amortization and accretion				177
Interest expense, net				163
Income tax expense				30
Non-cash unit-based compensation expense				16
Gain on disposal of assets				(14)
Unrealized gain on commodity derivatives				(14)
Loss on extinguishment of debt				36
Inventory adjustments				(190)
Equity in earnings of unconsolidated affiliate				(4)
Adjusted EBITDA related to unconsolidated affiliate				9
Other non-cash adjustments				21
Adjusted EBITDA	$672	$82		$754
Capital expenditures	$131	$26		$157
Total assets, end of period	$4,825	$990		$5,815

Segment Financial Data for the Year Ended December 31, 2020

	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$9,930	$402		$10,332
Non motor fuel sales	54	186		240
Lease income	127	11		138
Intersegment sales	222	—	(222)	—
Total revenue	$10,333	$599	$(222)	$10,710
Net income and comprehensive income				$212
Depreciation, amortization and accretion				189
Interest expense, net				175
Income tax expense				24
Non-cash unit-based compensation expense				14
Loss on disposal of assets and impairment charges				2
Unrealized loss on commodity derivatives				6
Loss on extinguishment of debt				13
Inventory adjustments				82
Equity in earnings of unconsolidated affiliate				(5)
Adjusted EBITDA related to unconsolidated affiliate				10
Other non-cash adjustments				17
Adjusted EBITDA	$654	$85		$739
Capital expenditures	$94	$30		$124
Total assets, end of period	$3,417	$1,850		$5,267

20.Net Income per Common Unit
Net income per common unit applicable to common unitholders is computed by dividing common unitholders’ interest in net income by the weighted‑average number of outstanding common units. Our net income is allocated to common unitholders in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions and distributions on employee unit awards. Earnings in excess of distributions are allocated to common unitholders based on their respective ownership interests. Payments made to our common unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
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

A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except units and per unit amounts)
Net Income and comprehensive income	$475	$524	$212
Less:
Incentive distribution rights	72	71	71
Distributions on nonvested phantom unit awards	6	7	6
Common unitholders’ interest in net income	$397	$446	$135
Weighted average common units outstanding:
Basic	83,755,378	83,369,534	83,062,159
Dilutive effect of nonvested phantom unit awards	1,048,320	1,068,742	654,305
Diluted	84,803,698	84,438,276	83,716,464
Net income per common unit:
Basic	$4.74	$5.35	$1.63
Diluted	$4.68	$5.28	$1.61