Form 10-Q
period 2023-03-31
Sunoco LP
filed 2023-05-04
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 84,060,659 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at April 28, 2023.

SUNOCO LP
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$189	$82
Accounts receivable, net	573	890
Accounts receivable from affiliates	17	15
Inventories, net	768	821
Other current assets	185	175
Total current assets	1,732	1,983

Property and equipment	2,795	2,796
Accumulated depreciation	(1,069)	(1,036)
Property and equipment, net	1,726	1,760
Other assets:
Finance lease right-of-use assets, net	9	9
Operating lease right-of-use assets, net	524	524
Goodwill	1,601	1,601
Intangible assets, net	576	588
Other non-current assets	258	236
Investment in unconsolidated affiliates	128	129
Total assets	$6,554	$6,830

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$730	$966
Accounts payable to affiliates	125	109
Accrued expenses and other current liabilities	291	310
Operating lease current liabilities	21	21
Total current liabilities	1,167	1,406

Operating lease non-current liabilities	528	528
Revolving line of credit	800	900
Long-term debt, net	2,672	2,671
Advances from affiliates	115	116
Deferred tax liability	159	156
Other non-current liabilities	113	111
Total liabilities	5,554	5,888

Commitments and contingencies (Note 10)

Equity:
Limited partners:
Common unitholders (84,060,659 units issued and outstanding as of March 31, 2023 and 84,054,765 units issued and outstanding as of December 31, 2022)	1,000	942
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Total equity	1,000	942
Total liabilities and equity	$6,554	$6,830

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Motor fuel sales	$5,239	$5,277
Non-motor fuel sales	86	90
Lease income	37	35
Total revenues	5,362	5,402
COST OF SALES AND OPERATING EXPENSES:
Cost of sales	4,987	4,972
General and administrative	29	27
Other operating	82	81
Lease expense	16	16
Loss on disposal of assets	1	—
Depreciation, amortization and accretion	48	47
Total cost of sales and operating expenses	5,163	5,143
OPERATING INCOME	199	259
OTHER INCOME (EXPENSE):
Interest expense, net	(53)	(41)
Equity in earnings of unconsolidated affiliates	2	1
INCOME BEFORE INCOME TAXES	148	219
Income tax expense	7	3
NET INCOME AND COMPREHENSIVE INCOME	$141	$216

NET INCOME PER COMMON UNIT:
Basic	$1.43	$2.35
Diluted	$1.41	$2.32

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	84,058,716	83,682,902
Diluted	84,970,826	84,729,202

CASH DISTRIBUTIONS PER UNIT	$0.842	$0.8255

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance, December 31, 2022	$942
Cash distributions to unitholders	(88)
Unit-based compensation	5
Net income	141
Balance, March 31, 2023	$1,000

Balance, December 31, 2021	$811
Cash distributions to unitholders	(88)
Unit-based compensation	5
Net income	216
Balance, March 31, 2022	$944

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$141	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	48	47
Amortization of deferred financing fees	2	2
Loss on disposal of assets	1	—
Non-cash unit-based compensation expense	5	5
Deferred income tax	4	41
Inventory valuation adjustment	(29)	(120)
Equity in earnings of unconsolidated affiliates	(2)	(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	317	(199)
Receivables from affiliates	(2)	(1)
Inventories, net	82	(50)
Other assets	(13)	(134)
Accounts payable	(225)	215
Accounts payable to affiliates	16	18
Accrued expenses and other current liabilities	(19)	(16)
Net cash provided by operating activities	326	23
INVESTING ACTIVITIES:
Capital expenditures	(37)	(26)
Deposit for acquisition	—	(264)
Distributions from unconsolidated affiliates in excess of cumulative earnings	3	1
Proceeds from disposal of property and equipment	3	4
Net cash used in investing activities	(31)	(285)
FINANCING ACTIVITIES:
Payments on long-term debt	—	(2)
Credit Facility borrowings	759	1,445
Credit Facility repayments	(859)	(1,014)
Distributions to unitholders	(88)	(88)
Net cash provided by (used in) financing activities	(188)	341
Net increase in cash and cash equivalents	107	79
Cash and cash equivalents, beginning of period	82	25
Cash and cash equivalents, end of period	$189	$104

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$—	$(4)

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except units and per unit data, are in millions)
(unaudited)
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “SUN,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of March 31, 2023, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units, which constitutes a 28.3% limited partner interest in us, and all of our incentive distribution rights ("IDRs").
The consolidated financial statements are composed of Sunoco LP, a publicly traded Delaware limited partnership, and its wholly‑owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on operating income, net income and comprehensive income, the consolidated balance sheets or consolidated statements of cash flows.
2.Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on February 17, 2023.
Significant Accounting Policies
As of March 31, 2023, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $65 million and $71 million for the three months ended March 31, 2023 and 2022, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the consolidated statements of operations and comprehensive income.
3.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	March 31, 2023	December 31, 2022
Accounts receivable, trade	$488	$755
Credit card receivables	41	81
Other receivables	45	56
Allowance for expected credit losses	(1)	(2)
Accounts receivable, net	$573	$890
4.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of March 31, 2023 and December 31, 2022, the Partnership’s fuel inventory balance included lower of cost or market reserves of $87 million and $116 million, respectively. For the three months ended March 31, 2023 and 2022, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended March 31, 2023 and 2022, the Partnership's cost of sales included favorable inventory adjustments of $29 million and $120 million, respectively.
Inventories, net, consisted of the following:

	March 31, 2023	December 31, 2022
Fuel	$756	$809
Other	12	12
Inventories, net	$768	$821
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Wage and other employee-related accrued expenses	$17	$35
Accrued tax expense	150	164
Accrued insurance	30	32
Accrued interest expense	52	31
Dealer deposits	21	21
Accrued environmental expense	6	6
Other	15	21
Total	$291	$310
6.Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
Credit Facility	$800	$900
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total debt	3,494	3,594
Less: debt issuance costs	22	23
Long-term debt, net	$3,472	$3,571
Credit Facility
As of March 31, 2023, the balance on our revolving credit facility (the "Credit Facility") was $800 million, and $7 million standby letters of credit were outstanding. The unused availability on the Credit Facility at March 31, 2023 was $693 million. The weighted average interest rate on the total amount outstanding at March 31, 2023 was 6.61%. The Partnership was in compliance with all financial covenants at March 31, 2023.
Fair Value of Debt
The estimated fair value of debt is calculated using Level 2 inputs. The fair value of debt as of March 31, 2023 is estimated to be approximately $3.3 billion, based on outstanding balances as of the end of the period using current interest rates for similar securities.

7.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Asset retirement obligations	$82	$81
Accrued environmental expense, long-term	12	12
Other	19	18
Total	$113	$111
8.Related Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Our investment in the J.C. Nolan joint venture was $128 million and $129 million as of March 31, 2023 and December 31, 2022, respectively. In addition, we recorded income on the unconsolidated joint venture of $2 million and $1 million for the three months ended March 31, 2023 and 2022, respectively.
Summary of Transactions
Related party transactions with affiliates for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Motor fuel sales to affiliates	$13	$5
Bulk fuel purchases from affiliates	411	540
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Advances from affiliates were $115 million and $116 million as of March 31, 2023 and December 31, 2022, respectively, which were related to treasury services agreements with Energy Transfer.
•Accounts receivable from affiliates were $17 million and $15 million as of March 31, 2023 and December 31, 2022, respectively, which were primarily related to motor fuel sales to affiliates.
•Accounts payable to affiliates were $125 million and $109 million as of March 31, 2023 and December 31, 2022, respectively, which were attributable to operational expenses and bulk fuel purchases.
9.Revenue
Disaggregation of Revenue
We operate our business in two primary segments: Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended March 31,
	2023	2022
Fuel Distribution and Marketing Segment
Distributor	$2,303	$2,407
Dealer	919	1,054
Unbranded wholesale	1,540	1,263
Commission agent	341	403
Non-motor fuel sales	29	41
Lease income	34	32
Total	5,166	5,200
All Other Segment
Motor fuel	136	150
Non-motor fuel sales	57	49
Lease income	3	3
Total	196	202
Total revenue	$5,362	$5,402
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Contract balances
Contract assets	$222	$200
Accounts receivable from contracts with customers	528	834
Contract liabilities	—	—
Costs to Obtain or Fulfill a Contract
For the three months ended March 31, 2023 and 2022, the Partnership recognized $6 million and $7 million, respectively, of amortization on capitalized costs incurred to obtain contracts.
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
Lessee Accounting
The details of the Partnership's operating and finance lease liabilities were as follows:

	March 31,
Lease term and discount rate	2023	2022
Weighted average remaining lease term (years)
Operating leases	22	22
Finance leases	28	29
Weighted average discount rate (%)
Operating leases	5%	6%
Finance leases	4%	4%

	Three Months Ended March 31,
Other information	2023	2022
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12)	$(12)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	1	8

Maturity of lease liabilities (as of March 31, 2023)	Operating leases	Finance leases	Total
2023 (remainder)	$39	$—	$39
2024	48	—	48
2025	48	—	48
2026	47	—	47
2027	46	—	46
Thereafter	760	15	775
Total lease payment	988	15	1,003
Less: interest	439	6	445
Present value of lease liabilities	$549	$9	$558
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended March 31,
	2023	2022
Income tax expense at statutory federal rate	$31	$46
Partnership earnings not subject to tax	(26)	(44)
State and local tax, net of federal benefit	2	1
Net income tax expense	$7	$3
12.Equity
As of March 31, 2023, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 55,596,692 of our common units. As of March 31, 2023, our wholly-owned consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership.
Common Units
The change in our outstanding common units for the three months ended March 31, 2023 was as follows:

Number of Units
Number of common units at December 31, 2022	84,054,765
Vested phantom units exercised	5,894
Number of common units at March 31, 2023	84,060,659
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.

Cash distributions paid or declared during 2023 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
May 22, 2023	$0.8420	$71	$19
February 21, 2023	0.8255	70	18

13.Segment Reporting
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
The following table presents financial information by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023				2022
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
Revenue
Motor fuel sales	$5,103	$136		$5,239	$5,127	$150		$5,277
Non-motor fuel sales	29	57		86	41	49		90
Lease income	34	3		37	32	3		35
Intersegment sales	98		(98)	—	116	—	(116)	—
Total revenue	$5,264	$196	$(98)	$5,362	$5,316	$202	$(116)	$5,402
Net income and comprehensive income				$141				$216
Depreciation, amortization and accretion				48				47
Interest expense, net				53				41
Income tax expense				7				3
Non-cash unit-based compensation expense				5				5
Loss on disposal of assets				1				—
Unrealized gain on commodity derivatives				(11)				(9)
Inventory adjustments				(29)				(120)
Equity in earnings of unconsolidated affiliates				(2)				(1)
Adjusted EBITDA related to unconsolidated affiliates				3				2
Other non-cash adjustments				5				7
Adjusted EBITDA	$195	$26		$221	$174	$17		$191
Capital expenditures	$24	$13		$37	$24	$2		$26
Total assets as of March 31, 2023 and December 31, 2022, respectively	$5,382	$1,172		$6,554	$5,727	$1,103		$6,830

14.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended March 31,
	2023	2022
Net income and comprehensive income	$141	$216
Less:
Incentive distribution rights	19	18
Distributions on non-vested phantom unit awards	2	2
Common unitholders’ interest in net income	$120	$196
Weighted average common units outstanding:
Basic	84,058,716	83,682,902
Dilutive effect of non-vested phantom unit awards	912,110	1,046,300
Diluted	84,970,826	84,729,202
Net income per common unit:
Basic	$1.43	$2.35
Diluted	$1.41	$2.32
15.    Subsequent Event
On May 1, 2023, the Partnership completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $110 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollar and unit amounts, except per unit and per gallon data, are in millions)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to the Partnership is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 31, 2022 included therein.
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
•impacts of world health events, escalating global trade tensions and the conflict between Russia and Ukraine and resulting expansion of sanctions and trade restrictions;
•any acceleration of the domestic and/or international transition to a low carbon economy as a result of the Inflation Reduction Act of 2022 or otherwise;
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
•our reliance on senior management, supplier trade credit and information technology; and

•our partnership structure, which may create conflicts of interest between us and Sunoco GP LLC (our “General Partner”), and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.
All forward-looking statements, express or implied, are expressly qualified in their entirety by the foregoing cautionary statements.
Many of the foregoing risks and uncertainties are, and will be, heightened by any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2022 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors, and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. In addition, we receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of March 31, 2023, we operated 76 retail stores located in Hawaii and New Jersey.
We are managed by Sunoco GP LLC, our General Partner, which is owned by Energy Transfer. As of March 31, 2023, Energy Transfer owned 100% of the limited liability company interests in our General Partner, all of our incentive distribution rights and approximately 33.9% of our common units, which constitutes a 28.3% limited partner interest in us.
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
•501 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;
•6,904 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 1,600 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.

Recent Developments
On May 1, 2023, the Partnership completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $110 million. The Partnership expects the acquisition to be accretive to unitholders in the first year of ownership.
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
Adjusted EBITDA reflects amounts for the unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliates as those excluded from the calculation of Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates. The use of Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.

Results of Operations
The following information is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended March 31,
	2023				2022
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
Revenues:
Motor fuel sales	$5,103	$136	$5,239		$5,127	$150	$5,277
Non-motor fuel sales	29	57	86		41	49	90
Lease income	34	3	37		32	3	35
Total revenues	$5,166	$196	$5,362		$5,200	$202	$5,402
Cost of Sales:
Motor fuel sales	$4,835	$125	$4,960		$4,798	$140	$4,938
Non-motor fuel sales	4	23	27		12	22	34
Lease	—	—	—		—	—	—
Total cost of sales	$4,839	$148	$4,987		$4,810	$162	$4,972
Net income and comprehensive income			$141				$216
Adjusted EBITDA (1)	$195	$26	$221		$174	$17	$191
Operating Data:
Motor fuel gallons sold			1,930				1,769
Motor fuel profit cents per gallon (2)			12.9	¢			12.4	¢
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

The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Net income and comprehensive income	$141	$216	$(75)
Depreciation, amortization and accretion	48	47	1
Interest expense, net	53	41	12
Non-cash unit-based compensation expense	5	5	—
Loss on disposal of assets	1	—	1
Unrealized (gain) loss on commodity derivatives	(11)	(9)	(2)
Inventory adjustments	(29)	(120)	91
Equity in earnings of unconsolidated affiliates	(2)	(1)	(1)
Adjusted EBITDA related to unconsolidated affiliates	3	2	1
Other non-cash adjustments	5	7	(2)
Income tax expense	7	3	4
Adjusted EBITDA	$221	$191	$30
The following discussion compares the results of operations for the three months ended March 31, 2023 and 2022.
Net Income and Comprehensive Income. For the three months ended March 31, 2023 compared to the same period last year, net income and comprehensive income decreased primarily due to the impacts of favorable inventory adjustments in the prior period, as discussed further below.
Adjusted EBITDA. For the three months ended March 31, 2023 compared to the same period last year, Adjusted EBITDA increased primarily due to the net impacts of the following:
•an increase in the profit on motor fuel sales of $24 million, primarily due to a 4% increase in profit per gallon sold and a 9% increase in gallons sold; and
•an increase in non-motor fuel sales and lease profit of $8 million, primarily due to increased rental income and higher merchandise gross profit; partially offset by
•an increase in operating costs of $3 million, including other operating expense, general and administrative expense and lease expense, primarily due to higher costs as a result of acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense, net. For the three months ended March 31, 2023 compared to the same period last year, interest expense increased primarily due to higher interest rates on floating rate debt.
Unrealized (Gain) Loss on Commodity Derivatives. The unrealized gains and losses on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2023 and 2022, an increase in fuel prices reduced lower of cost or market reserve requirements for the periods by $29 million and $120 million, respectively, creating a favorable impact to net income.
Income Tax Expense. For the three months ended March 31, 2023 compared to the same period last year, income tax expense increased primarily due to higher earnings from the Partnership's corporate subsidiaries.
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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 may also significantly impact our liquidity.
As of March 31, 2023, we had $189 million of cash and cash equivalents on hand and borrowing capacity of $693 million under the Second Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "Credit Facility"). The Partnership was in compliance with all financial covenants at March 31, 2023. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2023; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
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
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Net cash provided by operations was $326 million and $23 million for the three months of 2023 and 2022, respectively. The increase in cash flows provided by operations was due to an increase in net cash flow from operating assets and liabilities of $323 million compared to the three months ended March 31, 2022 and partially offset by a $20 million decrease in cash basis net income compared to the three months ended March 31, 2022.
Investing Activities
    Cash flows from investing activities primarily consist of capital expenditures, cash contributions to unconsolidated affiliates, cash amounts paid for acquisitions, and cash proceeds from sale or disposal of assets. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our construction and expansion projects.
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Net cash used in investing activities was $31 million and $285 million for the first three months of 2023 and 2022, respectively. Capital expenditures were $37 million and $26 million for the first three months of 2023 and 2022, respectively. The three months ended March 31, 2022 included the payment of a $264 million cash deposit for a transmix processing and terminal facility acquisition completed in April 2022. Distributions from unconsolidated affiliates in excess of cumulative earnings were $3 million and $1 million for the three months ended March 31, 2023 and 2022, respectively. Proceeds from disposal of property and equipment were $3 million and $4 million for the first three months of 2023 and 2022, respectively.
Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.

Three months ended March 31, 2023 compared to three months ended March 31, 2022. Net cash used in financing activities was $188 million for the first three months of 2023, and net cash provided by financing activities was $341 million for the first three months of 2022.
During the three months ended March 31, 2023, we:
•borrowed $759 million and repaid $859 million under the Credit Facility to fund daily operations; and
•paid $88 million in distributions to our unitholders, of which $43 million was paid to Energy Transfer.
During the three months ended March 31, 2022, we:
•borrowed $1.45 billion and repaid $1.01 billion under the Credit Facility to fund daily operations; and
•paid $88 million in distributions to our unitholders, of which $41 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C unit outstanding. There is no guarantee that we will pay a distribution on our units. In April 2023, we declared a quarterly distribution totaling $71 million, or $0.8420 per common unit based on the results for the three months ended March 31, 2023, excluding distributions to Class C unitholders. The declared distribution will be paid on May 22, 2023 to unitholders of record on May 8, 2023.
Capital Expenditures
For the first three months of 2023, capital expenditures included $8 million in maintenance capital and $29 million in growth capital.
We currently expect to spend approximately $65 million in maintenance capital and at least $150 million in growth capital for the full year 2023.
Description of Indebtedness
    As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	March 31, 2023	December 31, 2022
Credit Facility	$800	$900
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total debt	3,494	3,594
Less: debt issuance costs	22	23
Long-term debt, net	$3,472	$3,571
Credit Facility
As of March 31, 2023, the balance on the Credit Facility was $800 million, and $7 million standby letters of credit were outstanding. The unused availability on the Credit Facility at March 31, 2023 was $693 million. The weighted average interest rate on the total amount outstanding at March 31, 2023 was 6.61%. The Partnership was in compliance with all financial covenants at March 31, 2023.
Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations that are required to be settled in cash. As of March 31, 2023, we had $800 million borrowed on the Credit Facility compared to $900 million borrowed on the Credit Facility at December 31, 2022. Further, as of March 31, 2023, we had $2.60 billion outstanding under our Senior Notes. See Note 6 in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for more information on our debt transactions.

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 2.2 million barrels with an aggregated unrealized gain of $1.3 million outstanding at March 31, 2023.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2022. No significant changes have occurred subsequent to the Form 10-K filing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $800 million of outstanding borrowings on the Credit Facility as of March 31, 2023. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2023 would be an $8.0 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2023 or 2022.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2023, we held approximately $681 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 2.2 million barrels with an aggregate unrealized gain of $1.3 million outstanding at March 31, 2023.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in "Part I - Item 1A. Risk Factors" in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
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

22.1	List of Guarantor and Issuer Subsidiaries (Incorporated by reference to Exhibit 22.1 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 17, 2023)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 4, 2023	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)