Form 10-Q
period 2023-06-30
Sunoco LP
filed 2023-08-03
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 84,065,099 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at July 28, 2023.

SUNOCO LP
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$239	$82
Accounts receivable, net	543	890
Accounts receivable from affiliates	11	15
Inventories, net	931	821
Other current assets	144	175
Total current assets	1,868	1,983

Property and equipment	2,919	2,796
Accumulated depreciation	(1,097)	(1,036)
Property and equipment, net	1,822	1,760
Other assets:
Finance lease right-of-use assets, net	9	9
Operating lease right-of-use assets, net	522	524
Goodwill	1,599	1,601
Intangible assets, net	564	588
Other non-current assets	271	236
Investment in unconsolidated affiliates	127	129
Total assets	$6,782	$6,830

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$783	$966
Accounts payable to affiliates	69	109
Accrued expenses and other current liabilities	343	310
Operating lease current liabilities	22	21
Total current liabilities	1,217	1,406

Operating lease non-current liabilities	527	528
Credit Facility	990	900
Long-term debt, net	2,673	2,671
Advances from affiliates	105	116
Deferred tax liability	158	156
Other non-current liabilities	113	111
Total liabilities	5,783	5,888

Commitments and contingencies (Note 11)

Equity:
Limited partners:
Common unitholders (84,061,008 units issued and outstanding as of June 30, 2023 and 84,054,765 units issued and outstanding as of December 31, 2022)	999	942
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Total equity	999	942
Total liabilities and equity	$6,782	$6,830

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Motor fuel sales	$5,607	$7,678	$10,846	$12,955
Non-motor fuel sales	100	102	186	192
Lease income	38	35	75	70
Total revenues	5,745	7,815	11,107	13,217
COST OF SALES AND OPERATING EXPENSES:
Cost of sales	5,431	7,470	10,418	12,442
General and administrative	33	30	62	57
Other operating	87	83	169	164
Lease expense	17	15	33	31
Gain on disposal of assets	(13)	(5)	(12)	(5)
Depreciation, amortization and accretion	49	49	97	96
Total cost of sales and operating expenses	5,604	7,642	10,767	12,785
OPERATING INCOME	141	173	340	432
OTHER INCOME (EXPENSE):
Interest expense, net	(53)	(45)	(106)	(86)
Other income, net	7	—	7	—
Equity in earnings of unconsolidated affiliates	1	1	3	2
INCOME BEFORE INCOME TAXES	96	129	244	348
Income tax expense	9	8	16	11
NET INCOME AND COMPREHENSIVE INCOME	$87	$121	$228	$337

NET INCOME PER COMMON UNIT:
Basic	$0.79	$1.22	$2.21	$3.56
Diluted	$0.78	$1.20	$2.19	$3.52

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	84,060,866	83,737,613	84,059,797	83,710,409
Diluted	85,034,268	84,767,972	84,998,777	84,749,895

CASH DISTRIBUTIONS PER UNIT	$0.842	$0.8255	$1.684	$1.6510

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance, December 31, 2022	$942
Cash distributions to unitholders	(88)
Unit-based compensation	5
Net income	141
Balance, March 31, 2023	1,000
Cash distributions to unitholders	(92)
Unit-based compensation	4
Net income	87
Balance, June 30, 2023	$999

Balance, December 31, 2021	$811
Cash distributions to unitholders	(88)
Unit-based compensation	5
Net income	216
Balance, March 31, 2022	944
Cash distributions to unitholders	(88)
Unit-based compensation	3
Net income	121
Balance, June 30, 2022	$980

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$228	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	97	96
Amortization of deferred financing fees	4	2
Gain on disposal of assets	(12)	(5)
Non-cash unit-based compensation expense	9	8
Deferred income tax	5	42
Inventory valuation adjustment	28	(121)
Equity in earnings of unconsolidated affiliates	(3)	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	347	(341)
Receivables from affiliates	4	(1)
Inventories, net	(138)	6
Other assets	14	(217)
Accounts payable	(156)	414
Accounts payable to affiliates	(40)	112
Accrued expenses and other current liabilities	33	8
Other non-current liabilities	(3)	(1)
Net cash provided by operating activities	417	337
INVESTING ACTIVITIES:
Capital expenditures	(87)	(55)
Cash paid for acquisitions	(111)	(264)
Distributions from unconsolidated affiliates in excess of cumulative earnings	5	3
Proceeds from disposal of property and equipment	21	11
Other	2	—
Net cash used in investing activities	(170)	(305)
FINANCING ACTIVITIES:
Payments on long-term debt	—	(1)
Credit Facility borrowings	1,555	2,335
Credit Facility repayments	(1,465)	(2,047)
Distributions to unitholders	(180)	(176)
Net cash provided by (used in) financing activities	(90)	111
Net increase in cash and cash equivalents	157	143
Cash and cash equivalents, beginning of period	82	25
Cash and cash equivalents, end of period	$239	$168

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$—	$(6)

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except units and per unit data, are in millions)
(unaudited)
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of June 30, 2023, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units, which constitutes a 28.3% limited partner interest in us, and all of our incentive distribution rights (“IDRs”).
The consolidated financial statements include Sunoco LP, a publicly traded Delaware limited partnership, and its wholly‑owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on operating income, net income and comprehensive income, the consolidated balance sheets or consolidated statements of cash flows.
2.Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 17, 2023.
Significant Accounting Policies
As of June 30, 2023, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $71 million and $72 million for the three months ended June 30, 2023 and 2022, respectively, and $136 million and $143 million for the six months ended June 30, 2023 and 2022, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the consolidated statements of operations and comprehensive income.
3.Acquisition
On May 1, 2023, the Partnership completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $111 million, including working capital. The purchase price was primarily allocated to property and equipment.

4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	June 30, 2023	December 31, 2022
Accounts receivable, trade	$431	$755
Credit card receivables	46	81
Other receivables	67	56
Allowance for expected credit losses	(1)	(2)
Accounts receivable, net	$543	$890
5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of June 30, 2023 and December 31, 2022, the Partnership’s fuel inventory balance included lower of cost or market reserves of $144 million and $116 million, respectively. For the three and six months ended June 30, 2023 and 2022, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended June 30, 2023 and 2022, the Partnership's cost of sales included unfavorable inventory adjustments of $57 million and favorable inventory adjustments of $1 million, respectively. For the six months ended June 30, 2023 and 2022, the Partnership's cost of sales included unfavorable inventory adjustments of $28 million and favorable inventory adjustments of $121 million, respectively.
Inventories, net, consisted of the following:

	June 30, 2023	December 31, 2022
Fuel	$919	$809
Other	12	12
Inventories, net	$931	$821
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Wage and other employee-related accrued expenses	$18	$35
Accrued tax expense	201	164
Accrued insurance	30	32
Accrued interest expense	31	31
Dealer deposits	22	21
Accrued environmental expense	6	6
Other	35	21
Total	$343	$310

7.Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
Credit Facility	$990	$900
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total debt	3,684	3,594
Less: debt issuance costs	21	23
Long-term debt, net	$3,663	$3,571
Credit Facility
As of June 30, 2023, the balance on our revolving credit facility (the "Credit Facility") was $990 million, and $7 million standby letters of credit were outstanding. The unused availability on the Credit Facility at June 30, 2023 was $503 million. The weighted average interest rate on the total amount outstanding at June 30, 2023 was 7.00%. The Partnership was in compliance with all financial covenants at June 30, 2023.
Fair Value of Debt
The fair value of debt as of June 30, 2023 was approximately $3.5 billion. The estimated fair value of debt is a Level 2 valuation using current interest rates for similar securities.
8.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Asset retirement obligations	$82	$81
Accrued environmental expense, long-term	12	12
Other	19	18
Total	$113	$111
9.Related Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Our investment in the J.C. Nolan joint venture was $127 million and $129 million as of June 30, 2023 and December 31, 2022, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million and $1 million for the three months ended June 30, 2023 and 2022, respectively, and $3 million and $2 million for the six months ended June 30, 2023 and 2022, respectively.
Summary of Transactions
Related party transactions for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Motor fuel sales to affiliates	$15	$23	$28	$28
Bulk fuel purchases from affiliates	471	703	882	1,243
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Advances from affiliates were $105 million and $116 million as of June 30, 2023 and December 31, 2022, respectively, which were related to treasury services agreements with Energy Transfer.

•Accounts receivable from affiliates were $11 million and $15 million as of June 30, 2023 and December 31, 2022, respectively, which were primarily related to motor fuel sales to affiliates.
•Accounts payable to affiliates were $69 million and $109 million as of June 30, 2023 and December 31, 2022, respectively, which were attributable to operational expenses and bulk fuel purchases.
10.Revenue
Disaggregation of Revenue
We operate our business in two primary segments: Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fuel Distribution and Marketing Segment
Distributor	$2,464	$3,346	$4,767	$5,753
Dealer	1,038	1,427	1,957	2,481
Unbranded wholesale	1,587	2,193	3,127	3,456
Commission agent	362	515	703	918
Non-motor fuel sales	35	41	64	82
Lease income	35	32	69	64
Total	5,521	7,554	10,687	12,754
All Other Segment
Motor fuel	156	197	292	347
Non-motor fuel sales	65	61	122	110
Lease income	3	3	6	6
Total	224	261	420	463
Total revenue	$5,745	$7,815	$11,107	$13,217
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Contract balances
Contract assets	$239	$200
Accounts receivable from contracts with customers	476	834
Contract liabilities	—	—
Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $7 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and $13 million and $10 million for the six months ended June 30, 2023 and 2022, respectively.
11.Commitments and Contingencies
Litigation
From time to time, the Partnership is involved in various legal proceedings and claims arising out of our operations in the normal course of business. Such proceedings are subject to the uncertainties inherent in any litigation, and we regularly assess the need for accounting recognition or disclosure of any related contingencies. We maintain liability insurance with insurers with coverage and deductibles management believes are reasonable and prudent; however, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will be adequate to protect us from material expenses related to product liability, personal injury or property damage in the future. Based on currently available information, we believe it is unlikely that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Lessee Accounting
The details of the Partnership's operating and finance lease liabilities were as follows:

	June 30,
Lease term and discount rate	2023	2022
Weighted average remaining lease term (years)
Operating leases	22	23
Finance leases	27	28
Weighted average discount rate (%)
Operating leases	5%	6%
Finance leases	4%	4%

	Six Months Ended June 30,
Other information	2023	2022
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(23)	$(24)
Operating cash flows from finance leases	(2)	—
Financing cash flows from finance leases	—	—
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	1	11

Maturity of lease liabilities (as of June 30, 2023)	Operating leases	Finance leases	Total
2023 (remainder)	$27	$—	$27
2024	48	—	48
2025	48	—	48
2026	47	—	47
2027	46	—	46
Thereafter	764	15	779
Total lease payment	980	15	995
Less: interest	431	6	437
Present value of lease liabilities	$549	$9	$558
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense at statutory federal rate	$20	$27	$51	$73
Partnership earnings not subject to tax	(13)	(22)	(39)	(66)
State and local tax, net of federal benefit	2	2	4	3
Other	—	1	—	1
Net income tax expense	$9	$8	$16	$11
13.Equity
As of June 30, 2023, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 55,597,041 of our common units. As of June 30, 2023, our wholly-owned consolidated subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership.

Common Units
The change in our outstanding common units for the six months ended June 30, 2023 was as follows:

Number of Units
Number of common units at December 31, 2022	84,054,765
Phantom units vested	6,243
Number of common units at June 30, 2023	84,061,008
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or declared during 2023 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
August 21, 2023	$0.8420	$71	$19
May 22, 2023	0.8420	71	19
February 21, 2023	0.8255	70	18

14.Segment Reporting
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
The following table presents financial information by segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023				2022
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
Revenue
Motor fuel sales	$5,451	$156		$5,607	$7,481	$197		$7,678
Non-motor fuel sales	35	65		100	41	61		102
Lease income	35	3		38	32	3		35
Intersegment sales	113	—	(113)	—	161	—	(161)	—
Total revenue	$5,634	$224	$(113)	$5,745	$7,715	$261	$(161)	$7,815
Net income and comprehensive income				$87				$121
Depreciation, amortization and accretion				49				49
Interest expense, net				53				45
Income tax expense				9				8
Non-cash unit-based compensation expense				4				3
Gain on disposal of assets				(13)				(5)
Unrealized (gain) loss on commodity derivatives				1				(11)
Inventory adjustments				57				(1)
Equity in earnings of unconsolidated affiliates				(1)				(1)
Adjusted EBITDA related to unconsolidated affiliates				3				3
Other non-cash adjustments				1				3
Adjusted EBITDA	$222	$28		$250	$200	$14		$214
Capital expenditures	$32	$18		$50	$23	$6		$29
Total assets as of June 30, 2023 and December 31, 2022, respectively	$5,321	$1,461		$6,782	$5,727	$1,103		$6,830

	Six Months Ended June 30,
	2023				2022
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$10,554	$292		$10,846	$12,608	$347		$12,955
Non motor fuel sales	64	122		186	82	110		192
Lease income	69	6		75	64	6		70
Intersegment sales	211	—	(211)	—	277	—	(277)	—
Total revenue	$10,898	$420	$(211)	$11,107	$13,031	$463	$(277)	$13,217
Net income (loss) and comprehensive income (loss)				$228				$337
Depreciation, amortization and accretion				97				96
Interest expense, net				106				86
Income tax expense				16				11
Non-cash unit-based compensation expense				9				8
Gain on disposal of assets				(12)				(5)
Unrealized gain on commodity derivatives				(10)				(20)
Inventory adjustments				28				(121)
Equity in earnings of unconsolidated affiliate				(3)				(2)
Adjusted EBITDA related to unconsolidated affiliate				6				5
Other non-cash adjustments				6				10
Adjusted EBITDA	$417	$54		$471	$374	$31		$405
Capital expenditures	$56	$31		$87	$46	$9		$55
Total assets as of June 30, 2023 and December 31, 2022, respectively	$5,321	$1,461		$6,782	$5,727	$1,103		$6,830

15.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income and comprehensive income	$87	$121	$228	$337
Less:
Incentive distribution rights	20	18	39	36
Distributions on non-vested phantom unit awards	1	1	3	3
Common unitholders’ interest in net income	$66	$102	$186	$298
Weighted average common units outstanding:
Basic	84,060,866	83,737,613	84,059,797	83,710,409
Dilutive effect of non-vested phantom unit awards	973,402	1,030,359	938,980	1,039,486
Diluted	85,034,268	84,767,972	84,998,777	84,749,895
Net income per common unit:
Basic	$0.79	$1.22	$2.21	$3.56
Diluted	$0.78	$1.20	$2.19	$3.52

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
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “we,” “us,” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. We also receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of June 30, 2023, we operated 76 retail stores located in Hawaii and New Jersey. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 40 states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii and Puerto Rico, to:
•76 company-owned and operated retail stores;
•494 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;
•6,913 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 1,600 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Recent Developments
On May 1, 2023, the Partnership completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $111 million, including working capital.
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
•Adjusted EBITDA is used as a performance measure under our Credit Facility;
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
Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance. Adjusted EBITDA has limitations as an analytical tool, and one should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•it does not reflect interest expense or the cash requirements necessary to service interest or principal payments on our Credit Facility or senior notes;
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
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended June 30,
	2023				2022
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
Revenues:
Motor fuel sales	$5,451	$156	$5,607		$7,481	$197	$7,678
Non-motor fuel sales	35	65	100		41	61	102
Lease income	35	3	38		32	3	35
Total revenues	$5,521	$224	$5,745		$7,554	$261	$7,815
Cost of sales:
Motor fuel sales	$5,255	$145	$5,400		$7,248	$185	$7,433
Non-motor fuel sales	3	28	31		10	27	37
Lease	—	—	—		—	—	—
Total cost of sales	$5,258	$173	$5,431		$7,258	$212	$7,470
Net income and comprehensive income			$87				$121
Adjusted EBITDA (1)	$222	$28	$250		$200	$14	$214
Operating data:
Motor fuel gallons sold			2,086				1,985
Motor fuel profit cents per gallon (2)			12.7	¢			12.3	¢
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

The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
Net income and comprehensive income	$87	$121	$(34)
Depreciation, amortization and accretion	49	49	—
Interest expense, net	53	45	8
Non-cash unit-based compensation expense	4	3	1
Gain on disposal of assets	(13)	(5)	(8)
Unrealized (gain) loss on commodity derivatives	1	(11)	12
Inventory adjustments	57	(1)	58
Equity in earnings of unconsolidated affiliates	(1)	(1)	—
Adjusted EBITDA related to unconsolidated affiliates	3	3	—
Other non-cash adjustments	1	3	(2)
Income tax expense	9	8	1
Adjusted EBITDA	$250	$214	$36
The following discussion compares the results of operations for the three months ended June 30, 2023 and 2022.
Net Income and Comprehensive Income. For the three months ended June 30, 2023 compared to the same period last year, net income and comprehensive income decreased primarily due to the impacts of unfavorable inventory adjustments in the current period, as discussed further below.
Adjusted EBITDA. For the three months ended June 30, 2023 compared to the same period last year, Adjusted EBITDA increased primarily due to the net impacts of the following:
•an increase in the profit on motor fuel sales of $37 million, primarily due to a 3% increase in profit per gallon sold and a 5% increase in gallons sold; and
•an increase in non-motor fuel sales and lease profit of $7 million, primarily due to increased rental income, higher merchandise gross profit and increased throughput and storage margin from the Gladieux and Zenith acquisitions; partially offset by
•an increase in operating costs of $9 million, including other operating expense, general and administrative expense and lease expense, primarily due to higher costs as a result of acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense, net. For the three months ended June 30, 2023 compared to the same period last year, interest expense increased primarily due to higher interest rates on floating rate debt.
Gain on Disposal of Assets. Gain on disposal of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the three months ended June 30, 2023 and 2022, proceeds from disposals of property and equipment were $18 million and $7 million, respectively.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2023, a decrease in fuel prices increased the lower of cost or market reserve requirements for the period by a net of $57 million, resulting in an unfavorable impact to net income. For the three months ended June 30, 2022, an increase in fuel prices reduced the lower of cost or market reserve requirements for the period by a net of $1 million, resulting in a favorable impact to net income.
Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Six Months Ended June 30,
	2023				2022
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$10,554	$292	$10,846		$12,608	$347	$12,955
Non motor fuel sales	64	122	186		82	110	192
Lease income	69	6	75		64	6	70
Total revenues	$10,687	$420	$11,107		$12,754	$463	$13,217
Cost of sales:
Motor fuel sales	$10,090	$270	$10,360		$12,046	$325	$12,371
Non motor fuel sales	7	51	58		22	49	71
Lease	—	—	—		—	—	—
Total cost of sales	$10,097	$321	$10,418		$12,068	$374	$12,442
Net income and comprehensive income			$228				$337
Adjusted EBITDA (1)	$417	$54	$471		$374	$31	$405
Operating data:
Total motor fuel gallons sold			4,016				3,755
Motor fuel gross profit cents per gallon (2)			12.8	¢			12.3	¢
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
The following table presents a reconciliation of net income to Adjusted EBITDA for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
Net income and comprehensive income	$228	$337	$(109)
Depreciation, amortization and accretion	97	96	1
Interest expense, net	106	86	20
Non-cash unit-based compensation expense	9	8	1
Gain on disposal of assets	(12)	(5)	(7)
Unrealized gain on commodity derivatives	(10)	(20)	10
Inventory adjustments	28	(121)	149
Equity in earnings of unconsolidated affiliates	(3)	(2)	(1)
Adjusted EBITDA related to unconsolidated affiliates	6	5	1
Other non-cash adjustments	6	10	(4)
Income tax expense	16	11	5
Adjusted EBITDA	$471	$405	$66
The following discussion of results compares the operations for the six months ended June 30, 2023 and 2022.
Adjusted EBITDA. For the six months ended June 30, 2023 compared to the same period last year, Adjusted EBITDA increased primarily due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $64 million, primarily due to a 4% increase in gross profit per gallon sold and a 7% increase in gallons sold; and
•an increase in non motor fuel sales and lease gross profit of $12 million, primarily due to increased rental income, higher merchandise gross profit and increased throughput and storage margin from the Gladieux and Zenith acquisitions; partially offset by
•an increase in operating costs of $12 million, including other operating expense, general and administrative expense and lease expense, primarily due to higher costs as a result of acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense. For the six months ended June 30, 2023 compared to the same period last year, interest expense increased primarily due to higher interest rates on floating rate debt.
Gain on Disposal of Assets. Gain on disposal of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the six months ended June 30, 2023 and 2022, proceeds from disposals of property and equipment were $21 million and $11 million, respectively.
Unrealized Gain on Commodity Derivatives. The unrealized gains on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the six months ended June 30, 2023, a decrease in fuel prices increased the lower of cost or market reserve requirements for the period by a net of $28 million, resulting in an unfavorable impact to net income. For the six months ended June 30, 2022, an increase in fuel prices reduced the lower of cost or market reserve requirements for the period by a net of $121 million, resulting in a favorable impact to net income.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance current operations, to fund capital expenditures, including acquisitions from time to time, to service our debt and to make distributions. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Credit Facility and the issuance of additional long-term debt or partnership units as appropriate given market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs.
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
As of June 30, 2023, we had $239 million of cash and cash equivalents on hand and borrowing capacity of $503 million under the Second Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "Credit Facility"). The Partnership was in compliance with all financial covenants at June 30, 2023. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2023; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
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
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Net cash provided by operating activities during 2023 was $417 million compared to $337 million for 2022. The increase in cash flows provided by operations was primarily due to an increase in net cash flow from operating assets and liabilities of $81 million.

Investing Activities

    Cash flows from investing activities primarily consist of capital expenditures, cash contributions to unconsolidated affiliates, cash amounts paid for acquisitions and cash proceeds from sale or disposal of assets. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our construction and expansion projects.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Net cash used in investing activities during 2023 was $170 million compared to $305 million for 2022. Capital expenditures for 2023 were $87 million compared to $55 million for 2022. In 2023, we paid $111 million in cash for the acquisition of 16 refined product terminals from Zenith Energy, including working capital. In 2022, we paid a cash deposit of $264 million related to the acquisition of a transmix processing and terminal facility. Distributions from unconsolidated affiliates in excess of cumulative earnings were $5 million and $3 million for 2023 and 2022, respectively. Proceeds from disposal of property and equipment were $21 million and $11 million for 2023 and 2022, respectively.

Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Net cash used in financing activities during 2023 was $90 million compared to $111 million for 2022.
During the six months ended June 30, 2023, we:
•borrowed $1.56 billion and repaid $1.47 billion under the Credit Facility; and
•paid $180 million in distributions to our unitholders, of which $85 million was paid to Energy Transfer.
During the six months ended June 30, 2022, we:
•borrowed $2.34 billion and repaid $2.05 billion under the Credit Facility; and
•paid $176 million in distributions to our unitholders, of which $82 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C unit outstanding. There is no guarantee that we will pay a distribution on our units. In July 2023, we declared a quarterly distribution of $0.8420 per common unit, which will result in the payment of approximately $71 million to common unitholders and $19 million to the IDR holders. The declared distribution will be paid on August 21, 2023 to unitholders of record on August 14, 2023.
Capital Expenditures
For the six months ended June 30, 2023, total capital expenditures were $87 million, which included $64 million for growth capital and $23 million for maintenance capital.
We currently expect to spend approximately $65 million in maintenance capital and at least $150 million in growth capital for the full year 2023.
Description of Indebtedness
    As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	June 30, 2023	December 31, 2022
Credit Facility	$990	$900
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total debt	3,684	3,594
Less: debt issuance costs	21	23
Long-term debt, net	$3,663	$3,571
Credit Facility
As of June 30, 2023, the balance on the Credit Facility was $990 million, and $7 million standby letters of credit were outstanding. The unused availability on the Credit Facility at June 30, 2023 was $503 million. The weighted average interest rate on the total amount outstanding at June 30, 2023 was 7.00%. The Partnership was in compliance with all financial covenants at June 30, 2023.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2022. No significant changes have occurred subsequent to the Form 10-K filing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $990 million of outstanding borrowings on the Credit Facility as of June 30, 2023. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2023 would be a $9.9 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2023 or 2022.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2023, we held approximately $852 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 2.5 million barrels with an aggregate unrealized loss of $2.8 million outstanding at June 30, 2023.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact or other legal proceedings required to be reported herein.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in "Part I - Item 1A. Risk Factors" in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
Item 6. Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Limited Partnership of Sunoco LP, dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated as of September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated as of September 25, 2012 (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (Incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

22.1	List of Guarantor and Issuer Subsidiaries (Incorporated by reference to Exhibit 22.1 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 17, 2023)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 3, 2023	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)