Form 10-Q
period 2023-09-30
Sunoco LP
filed 2023-11-02
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 84,065,099 common units representing limited partner interests and 16,410,780 Class C units representing limited partner interests outstanding at October 27, 2023.

SUNOCO LP
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$256	$82
Accounts receivable, net	1,145	890
Accounts receivable from affiliates	10	15
Inventories, net	909	821
Other current assets	162	175
Total current assets	2,482	1,983

Property and equipment	2,924	2,796
Accumulated depreciation	(1,103)	(1,036)
Property and equipment, net	1,821	1,760
Other assets:
Finance lease right-of-use assets, net	9	9
Operating lease right-of-use assets, net	509	524
Goodwill	1,599	1,601
Intangible assets, net	554	588
Other non-current assets	267	236
Investment in unconsolidated affiliates	126	129
Total assets	$7,367	$6,830

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$991	$966
Accounts payable to affiliates	114	109
Accrued expenses and other current liabilities	350	310
Operating lease current liabilities	21	21
Total current liabilities	1,476	1,406

Operating lease non-current liabilities	514	528
Revolving credit facility	647	900
Long-term debt, net	3,169	2,671
Advances from affiliates	104	116
Deferred tax liability	162	156
Other non-current liabilities	115	111
Total liabilities	6,187	5,888

Commitments and contingencies (Note 11)

Equity:
Limited partners:
Common unitholders (84,065,099 units issued and outstanding as of September 30, 2023 and 84,054,765 units issued and outstanding as of December 31, 2022)	1,180	942
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Total equity	1,180	942
Total liabilities and equity	$7,367	$6,830

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Motor fuel sales	$6,173	$6,468	$17,019	$19,423
Non-motor fuel sales	109	90	295	282
Lease income	38	36	113	106
Total revenues	6,320	6,594	17,427	19,811
COST OF SALES AND OPERATING EXPENSES:
Cost of sales	5,793	6,261	16,211	18,703
General and administrative	30	29	92	86
Other operating	93	86	262	250
Lease expense	18	16	51	47
(Gain) loss on disposal of assets	4	(3)	(8)	(8)
Depreciation, amortization and accretion	44	55	141	151
Total cost of sales and operating expenses	5,982	6,444	16,749	19,229
OPERATING INCOME	338	150	678	582
OTHER INCOME (EXPENSE):
Interest expense, net	(56)	(49)	(162)	(135)
Other income, net	—	—	7	—
Equity in earnings of unconsolidated affiliates	1	1	4	3
INCOME BEFORE INCOME TAXES	283	102	527	450
Income tax expense	11	19	27	30
NET INCOME AND COMPREHENSIVE INCOME	$272	$83	$500	$420

NET INCOME PER COMMON UNIT:
Basic	$2.99	$0.76	$5.20	$4.32
Diluted	$2.95	$0.75	$5.14	$4.27

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	84,064,445	83,763,064	84,061,363	83,728,153
Diluted	85,132,733	84,831,037	85,037,289	84,769,526

CASH DISTRIBUTIONS PER UNIT	$0.8420	$0.8255	$2.5260	$2.4765

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance, December 31, 2022	$942
Cash distributions to unitholders	(88)
Unit-based compensation	5
Net income	141
Balance, March 31, 2023	1,000
Cash distributions to unitholders	(92)
Unit-based compensation	4
Net income	87
Balance, June 30, 2023	999
Cash distributions to unitholders	(91)
Unit-based compensation	4
Other	(4)
Net income	272
Balance, September 30, 2023	$1,180

Balance, December 31, 2021	$811
Cash distributions to unitholders	(88)
Unit-based compensation	5
Net income	216
Balance, March 31, 2022	944
Cash distributions to unitholders	(88)
Unit-based compensation	3
Net income	121
Balance, June 30, 2022	980
Cash distributions to unitholders	(89)
Unit-based compensation	4
Net income	83
Balance, September 30, 2022	$978

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$500	$420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	141	151
Amortization of deferred financing fees	6	3
Gain on disposal of assets	(8)	(8)
Non-cash unit-based compensation expense	13	12
Deferred income tax	8	38
Inventory valuation adjustment	(113)	(81)
Equity in earnings of unconsolidated affiliates	(4)	(3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(255)	(165)
Receivables from affiliates	5	2
Inventories, net	25	(53)
Other assets	4	(36)
Accounts payable	64	292
Accounts payable to affiliates	5	51
Accrued expenses and other current liabilities	40	20
Other non-current liabilities	(15)	(3)
Net cash provided by operating activities	416	640
INVESTING ACTIVITIES:
Capital expenditures	(132)	(97)
Cash paid for acquisitions	(111)	(252)
Distributions from unconsolidated affiliates in excess of cumulative earnings	7	5
Proceeds from disposal of property and equipment	25	18
Other	(2)	—
Net cash used in investing activities	(213)	(326)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	500	—
Payments on long-term debt	—	(1)
Revolving credit facility borrowings	2,625	2,995
Revolving credit facility repayments	(2,878)	(2,872)
Loan origination costs	(5)	—
Distributions to unitholders	(271)	(265)
Net cash used in financing activities	(29)	(143)
Net increase in cash and cash equivalents	174	171
Cash and cash equivalents, beginning of period	82	25
Cash and cash equivalents, end of period	$256	$196

Supplemental disclosure of non-cash investing activities:
Change in note payable to affiliate	$2	$(6)

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except per unit data, are in millions)
(unaudited)
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “we,” “us,” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of September 30, 2023, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units, which constitutes a 28.3% limited partner interest in us, and all of our incentive distribution rights (“IDRs”).
The consolidated financial statements include Sunoco LP, a publicly traded Delaware limited partnership, and its wholly‑owned subsidiaries. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Significant Accounting Policies
As of September 30, 2023, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $73 million and $76 million for the three months ended September 30, 2023 and 2022, respectively, and $209 million and $219 million for the nine months ended September 30, 2023 and 2022, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in the consolidated statements of operations and comprehensive income.
3.Acquisition
On May 1, 2023, the Partnership completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $111 million, including working capital. The purchase price was primarily allocated to property and equipment.

4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	September 30, 2023	December 31, 2022
Accounts receivable, trade	$984	$755
Credit card receivables	99	81
Other receivables	66	56
Allowance for expected credit losses	(4)	(2)
Accounts receivable, net	$1,145	$890
5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of September 30, 2023 and December 31, 2022, the Partnership’s fuel inventory balance included lower of cost or market reserves of $3 million and $116 million, respectively. For the three and nine months ended September 30, 2023 and 2022, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended September 30, 2023 and 2022, the Partnership's cost of sales included favorable inventory adjustments of $141 million and unfavorable inventory adjustments of $40 million, respectively. For the nine months ended September 30, 2023 and 2022, the Partnership's cost of sales included favorable inventory adjustments of $113 million and favorable inventory adjustments of $81 million, respectively.
Inventories, net, consisted of the following:

	September 30, 2023	December 31, 2022
Fuel	$896	$809
Other	13	12
Inventories, net	$909	$821
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Wage and other employee-related accrued expenses	$30	$35
Accrued tax expense	177	164
Accrued insurance	28	32
Accrued interest expense	53	31
Dealer deposits	23	21
Accrued environmental expense	6	6
Other	33	21
Total	$350	$310

7.Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
Revolving credit facility	$647	$900
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
7.000% Senior Notes due 2028	500	—
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total debt	3,841	3,594
Less: debt issuance costs	25	23
Long-term debt, net	$3,816	$3,571
2023 Private Offering of Senior Notes
On September 20, 2023, we and Sunoco Finance Corp. (together, the “2028 Notes Issuers”) completed a private offering of $500 million in aggregate principal amount of 7.000% senior notes due 2028 (the “2028 Notes”).
The terms of the 2028 Notes are governed by an indenture dated September 20, 2023, among the 2028 Notes Issuers, certain subsidiaries of the Partnership (the“2028 Notes Guarantors”) and U.S. Bank Trust Company, National Association, as trustee. The 2028 Notes will mature on September 15, 2028 and interest on the 2028 Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2024. The 2028 Notes are senior unsecured obligations of the 2028 Notes Issuers and are guaranteed on a senior unsecured basis by all of the Partnership’s current subsidiaries (other than Sunoco Finance Corp.) that guarantee its obligations under the revolving credit facility and certain of its future subsidiaries. The 2028 Notes and related guarantees are unsecured and rank equally with all of the 2028 Notes Issuers’ and each 2028 Notes Guarantor’s existing and future senior obligations. The 2028 Notes and related guarantees are effectively subordinated to the 2028 Notes Issuers’ and each 2028 Notes Guarantor’s secured obligations, including obligations under the revolving credit facility, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the 2028 Notes.
The Partnership used the proceeds from the private offering to repay a portion of the outstanding borrowings under our revolving credit facility.
Revolving Credit Facility
As of September 30, 2023, the balance on our revolving credit facility was $647 million, and $6 million standby letters of credit were outstanding. The unused availability on the revolving credit facility at September 30, 2023 was $847 million. The weighted average interest rate on the total amount outstanding at September 30, 2023 was 7.34%. The Partnership was in compliance with all financial covenants at September 30, 2023.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of September 30, 2023 were $3.6 billion and $3.8 billion, respectively. As of December 31, 2022, the aggregate fair value and carrying amount of our consolidated debt obligations were $3.4 billion and $3.6 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
8.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Asset retirement obligations	$83	$81
Accrued environmental expense, long-term	13	12
Other	19	18
Total	$115	$111

9.Related Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Our investment in the J.C. Nolan joint venture was $126 million and $129 million as of September 30, 2023 and December 31, 2022, respectively. In addition, we recorded income on the unconsolidated joint venture of $1 million for each of the three months ended September 30, 2023 and 2022, and $4 million and $3 million for the nine months ended September 30, 2023 and 2022, respectively.
Summary of Transactions
Related party transactions for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Motor fuel sales to affiliates	$6	$16	$34	$44
Bulk fuel purchases from affiliates	415	458	1,297	1,701
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Accounts receivable from affiliates were $10 million and $15 million as of September 30, 2023 and December 31, 2022, respectively, which were primarily related to motor fuel sales to affiliates.
•Accounts payable to affiliates were $114 million and $109 million as of September 30, 2023 and December 31, 2022, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $104 million and $116 million as of September 30, 2023 and December 31, 2022, respectively, which were related to treasury services agreements with Energy Transfer.
10.Revenue
Disaggregation of Revenue
We operate our business in two primary segments: Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.
The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fuel Distribution and Marketing Segment
Distributor	$2,704	$2,757	$7,471	$8,510
Dealer	1,121	1,211	3,078	3,692
Unbranded wholesale	1,793	1,859	4,920	5,315
Commission agent	382	443	1,085	1,361
Non-motor fuel sales	45	29	109	111
Lease income	35	35	104	99
Total	6,080	6,334	16,767	19,088
All Other Segment
Motor fuel	173	198	465	545
Non-motor fuel sales	64	61	186	171
Lease income	3	1	9	7
Total	240	260	660	723
Total revenue	$6,320	$6,594	$17,427	$19,811

Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Contract assets	$239	$200
Accounts receivable from contracts with customers	1,079	834
Contract liabilities	—	—
Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $7 million and $6 million for the three months ended September 30, 2023 and 2022, respectively, and $20 million and $16 million for the nine months ended September 30, 2023 and 2022, respectively.
11.Commitments and Contingencies
Litigation
From time to time, the Partnership is involved in various legal proceedings and claims arising out of our operations in the normal course of business. Such proceedings are subject to the uncertainties inherent in any litigation, and we regularly assess the need for accounting recognition or disclosure of any related contingencies. We maintain liability insurance with insurers with coverage and deductibles management believes are reasonable and prudent. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will be adequate to protect us from material expenses related to product liability, personal injury or property damage in the future. Based on currently available information, we believe it is unlikely that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.
Lessee Accounting
The details of the Partnership's operating and finance lease liabilities were as follows:

	September 30,
Lease term and discount rate	2023	2022
Weighted average remaining lease term (years)
Operating leases	22	23
Finance leases	27	28
Weighted average discount rate (%)
Operating leases	6%	6%
Finance leases	4%	4%

	Nine Months Ended September 30,
Other information	2023	2022
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$(35)	$(37)
Operating cash flows from finance leases	(3)	—
Financing cash flows from finance leases	—	—
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	1	16

Maturity of lease liabilities (as of September 30, 2023)	Operating leases	Finance leases	Total
2023 (remainder)	$21	$—	$21
2024	75	—	75
2025	74	—	74
2026	68	—	68
2027	66	—	66
Thereafter	1,014	15	1,029
Total lease payments	1,318	15	1,333
Less: interest	783	6	789
Present value of lease liabilities	$535	$9	$544
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense at statutory federal rate	$60	$21	$111	$95
Partnership earnings not subject to tax	(51)	(6)	(90)	(72)
State and local tax, net of federal benefit	2	4	6	7
Net income tax expense	$11	$19	$27	$30
13.Equity
As of September 30, 2023, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 55,601,132 of our common units. As of September 30, 2023, two of our wholly-owned subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership.
Common Units
The change in our outstanding common units for the nine months ended September 30, 2023 was as follows:

Number of Units
Number of common units at December 31, 2022	84,054,765
Phantom units vested	10,334
Number of common units at September 30, 2023	84,065,099
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or declared during 2023 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
February 21, 2023	$0.8255	$70	$18
May 22, 2023	0.8420	71	19
August 21, 2023	0.8420	71	19
November 20, 2023	0.8420	71	19

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
The following table presents financial information by segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023				2022
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
Revenue
Motor fuel sales	$6,000	$173		$6,173	$6,270	$198		$6,468
Non-motor fuel sales	45	64		109	29	61		90
Lease income	35	3		38	35	1		36
Intersegment sales	129	—	(129)	—	141	—	(141)	—
Total revenue	$6,209	$240	$(129)	$6,320	$6,475	$260	$(141)	$6,594
Net income and comprehensive income				$272				$83
Depreciation, amortization and accretion				44				55
Interest expense, net				56				49
Income tax expense				11				19
Non-cash unit-based compensation expense				4				4
(Gain) loss on disposal of assets				4				(3)
Unrealized (gain) loss on commodity derivatives				(1)				23
Inventory adjustments				(141)				40
Equity in earnings of unconsolidated affiliates				(1)				(1)
Adjusted EBITDA related to unconsolidated affiliates				2				2
Other non-cash adjustments				7				5
Adjusted EBITDA	$226	$31		$257	$250	$26		$276
Capital expenditures	$25	$20		$45	$32	$10		$42
Total assets as of September 30, 2023 and December 31, 2022, respectively	$6,238	$1,129		$7,367	$5,727	$1,103		$6,830

	Nine Months Ended September 30,
	2023				2022
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
	(in millions)
Revenue
Motor fuel sales	$16,554	$465		$17,019	$18,878	$545		$19,423
Non motor fuel sales	109	186		295	111	171		282
Lease income	104	9		113	99	7		106
Intersegment sales	340	—	(340)	—	419	—	(419)	—
Total revenue	$17,107	$660	$(340)	$17,427	$19,507	$723	$(419)	$19,811
Net income and comprehensive income				$500				$420
Depreciation, amortization and accretion				141				151
Interest expense, net				162				135
Income tax expense				27				30
Non-cash unit-based compensation expense				13				12
Gain on disposal of assets				(8)				(8)
Unrealized (gain) loss on commodity derivatives				(11)				3
Inventory adjustments				(113)				(81)
Equity in earnings of unconsolidated affiliate				(4)				(3)
Adjusted EBITDA related to unconsolidated affiliate				8				7
Other non-cash adjustments				13				15
Adjusted EBITDA	$643	$85		$728	$624	$57		$681
Capital expenditures	$81	$51		$132	$78	$19		$97
Total assets as of September 30, 2023 and December 31, 2022, respectively	$6,238	$1,129		$7,367	$5,727	$1,103		$6,830
15.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income and comprehensive income	$272	$83	$500	$420
Less:
Incentive distribution rights	19	18	58	54
Distributions on non-vested phantom unit awards	2	2	5	5
Common unitholders’ interest in net income	$251	$63	$437	$361
Weighted average common units outstanding:
Basic	84,064,445	83,763,064	84,061,363	83,728,153
Dilutive effect of non-vested phantom unit awards	1,068,288	1,067,973	975,926	1,041,373
Diluted	85,132,733	84,831,037	85,037,289	84,769,526
Net income per common unit:
Basic	$2.99	$0.76	$5.20	$4.32
Diluted	$2.95	$0.75	$5.14	$4.27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollar amounts, except per gallon data, are in millions)
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
Many of the foregoing risks and uncertainties are, and will be, heightened by any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
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
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. We also receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of September 30, 2023, we operated 75 retail stores located in Hawaii and New Jersey. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 40 states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii and Puerto Rico, to:
•75 company-owned and operated retail stores;
•488 independently operated commission agent locations where we sell motor fuel to retail customers under commission arrangements with such operators;
•6,892 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 1,500 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Recent Developments
On September 20, 2023, we completed a private offering of $500 million in aggregate principal amount of 7.000% senior notes due 2028. We used the proceeds from the private offering to repay a portion of the outstanding borrowings under our revolving credit facility.
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
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended September 30,
	2023				2022
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
Revenues:
Motor fuel sales	$6,000	$173	$6,173		$6,270	$198	$6,468
Non-motor fuel sales	45	64	109		29	61	90
Lease income	35	3	38		35	1	36
Total revenues	$6,080	$240	$6,320		$6,334	$260	$6,594
Cost of sales:
Motor fuel sales	$5,593	$162	$5,755		$6,062	$170	$6,232
Non-motor fuel sales	13	25	38		2	27	29
Lease	—	—	—		—	—	—
Total cost of sales	$5,606	$187	$5,793		$6,064	$197	$6,261
Net income and comprehensive income			$272				$83
Adjusted EBITDA (1)	$226	$31	$257		$250	$26	$276
Operating data:
Motor fuel gallons sold			2,124				1,986
Motor fuel profit cents per gallon (2)			13.0	¢			13.9	¢
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

The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
Net income and comprehensive income	$272	$83	$189
Depreciation, amortization and accretion	44	55	(11)
Interest expense, net	56	49	7
Non-cash unit-based compensation expense	4	4	—
(Gain) loss on disposal of assets	4	(3)	7
Unrealized (gain) loss on commodity derivatives	(1)	23	(24)
Inventory adjustments	(141)	40	(181)
Equity in earnings of unconsolidated affiliates	(1)	(1)	—
Adjusted EBITDA related to unconsolidated affiliates	2	2	—
Other non-cash adjustments	7	5	2
Income tax expense	11	19	(8)
Adjusted EBITDA	$257	$276	$(19)
The following discussion compares the results of operations for the three months ended September 30, 2023 and 2022.
Net Income and Comprehensive Income. For the three months ended September 30, 2023 compared to the same period last year, net income and comprehensive income increased primarily due to the impacts of favorable inventory adjustments in the current period, as discussed further below.
Adjusted EBITDA. For the three months ended September 30, 2023 compared to the same period last year, Adjusted EBITDA decreased primarily due to the net impacts of the following:
•a decrease in the profit on motor fuel sales of $22 million primarily due to a 7% decrease in profit per gallon sold, partially offset by an increase in gallons sold; and
•an increase in operating costs of $10 million, including other operating expense, general and administrative expense and lease expense, primarily due to higher costs as a result of acquisitions of refined product terminals and the transmix processing and terminal facility; partially offset by
•an increase in non-motor fuel sales and lease profit of $12 million primarily due to increased throughput and storage margin from the Gladieux and Zenith acquisitions and increased rental income.
Interest Expense, net. For the three months ended September 30, 2023 compared to the same period last year, interest expense increased primarily due to higher interest rates on floating rate debt.
(Gain) Loss on Disposal of Assets. Gains on disposal of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the three months ended September 30, 2023 and 2022, proceeds from disposals of property and equipment were $4 million and $7 million, respectively.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2023, an increase in fuel prices reduced the lower of cost or market reserve requirements for the period by a net of $141 million, resulting in a favorable impact to net income. For the three months ended September 30, 2022, a decrease in fuel prices increased lower of cost or market reserve requirements for the period by a net of $40 million, resulting in an unfavorable impact to net income.
Income Tax Expense. For the three months ended September 30, 2023 compared to the same period last year, income tax expense decreased primarily due to lower earnings from the Partnership's consolidated corporate subsidiaries.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Nine Months Ended September 30,
	2023				2022
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
	(dollars and gallons in millions, except gross profit per gallon)
Revenues:
Motor fuel sales	$16,554	$465	$17,019		$18,878	$545	$19,423
Non motor fuel sales	109	186	295		111	171	282
Lease income	104	9	113		99	7	106
Total revenues	$16,767	$660	$17,427		$19,088	$723	$19,811
Cost of sales:
Motor fuel sales	$15,683	$432	$16,115		$18,108	$495	$18,603
Non motor fuel sales	20	76	96		24	76	100
Lease	—	—	—		—	—	—
Total cost of sales	$15,703	$508	$16,211		$18,132	$571	$18,703
Net income and comprehensive income			$500				$420
Adjusted EBITDA (1)	$643	$85	$728		$624	$57	$681
Operating data:
Total motor fuel gallons sold			6,140				5,741
Motor fuel gross profit cents per gallon (2)			12.9	¢			12.9	¢
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

The following table presents a reconciliation of net income to Adjusted EBITDA for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
Net income and comprehensive income	$500	$420	$80
Depreciation, amortization and accretion	141	151	(10)
Interest expense, net	162	135	27
Non-cash unit-based compensation expense	13	12	1
Gain on disposal of assets	(8)	(8)	—
Unrealized (gain) loss on commodity derivatives	(11)	3	(14)
Inventory adjustments	(113)	(81)	(32)
Equity in earnings of unconsolidated affiliates	(4)	(3)	(1)
Adjusted EBITDA related to unconsolidated affiliates	8	7	1
Other non-cash adjustments	13	15	(2)
Income tax expense	27	30	(3)
Adjusted EBITDA	$728	$681	$47
The following discussion of results compares the operations for the nine months ended September 30, 2023 and 2022.
Net Income and Comprehensive Income. For the nine months ended September 30, 2023 compared to the same period last year, net income and comprehensive income increased primarily due to the impacts of favorable inventory adjustments in the current period, as discussed further below.
Adjusted EBITDA. For the nine months ended September 30, 2023 compared to the same period last year, Adjusted EBITDA increased primarily due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $42 million primarily due to a 6.9% increase in gallons sold; and
•an increase in non-motor fuel sales and lease profit of $24 million primarily due to increased throughput and storage margin from the Gladieux and Zenith acquisitions and increased rental income; partially offset by
•an increase in operating costs of $22 million, including other operating expense, general and administrative expense and lease expense, primarily due to higher costs as a result of acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense. For the nine months ended September 30, 2023 compared to the same period last year, interest expense increased primarily due to higher interest rates on floating rate debt.
Gain on Disposal of Assets. Gain on disposal of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For the nine months ended September 30, 2023 and 2022, proceeds from disposals of property and equipment were $25 million and $18 million, respectively.
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
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves using the last-in-first-out ("LIFO") method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the nine months ended September 30, 2023 and 2022, an increase in fuel prices reduced the lower of cost or market reserve requirements for the periods by a net of $113 million and $81 million, respectively, resulting in a favorable impact to net income.
Income Tax Expense. For the nine months ended September 30, 2023 compared to the same period last year, income tax expense decreased primarily due to lower earnings from the Partnership's consolidated corporate subsidiaries.

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
As of September 30, 2023, we had $256 million of cash and cash equivalents on hand and borrowing capacity of $847 million on our revolving credit facility. The Partnership was in compliance with all financial covenants at September 30, 2023. Based on our current estimates, we expect to utilize capacity under the revolving credit facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2023; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
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
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Net cash provided by operating activities during 2023 was $416 million compared to $640 million for 2022. The decrease in cash flows provided by operations was primarily due to an decrease in net cash flow from operating assets and liabilities of $235 million.
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
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Net cash used in investing activities during 2023 was $213 million compared to $326 million for 2022. Capital expenditures for 2023 were $132 million compared to $97 million for 2022. In 2023, we paid $111 million in cash for the acquisition of 16 refined product terminals from Zenith Energy, including working capital. In 2022, we paid a cash deposit of $252 million related to the acquisition of a transmix processing and terminal facility. Distributions from unconsolidated affiliates in excess of cumulative earnings were $7 million and $5 million for 2023 and 2022, respectively. Proceeds from disposal of property and equipment were $25 million and $18 million for 2023 and 2022, respectively.

Financing Activities
    Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Net cash used in financing activities during 2023 was $29 million compared to $143 million for 2022.
During the nine months ended September 30, 2023, we:
•borrowed $500 million in aggregate principal amount of 7.000% senior notes due 2028;
•borrowed $2.63 billion and repaid $2.88 billion under the revolving credit facility; and
•paid $271 million in distributions to our unitholders, of which $128 million was paid to Energy Transfer.
During the nine months ended September 30, 2022, we:
•borrowed $3.00 billion and repaid $2.87 billion under the revolving credit facility; and
•paid $265 million in distributions to our unitholders, of which $123 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C unit outstanding. There is no guarantee that we will pay a distribution on our units. In July 2023, we declared a quarterly distribution of $0.8420 per common unit, which will result in the payment of approximately $71 million to common unitholders and $19 million to the IDR holders. The declared distribution will be paid on November 20, 2023 to unitholders of record on October 30, 2023.
Capital Expenditures
For the nine months ended September 30, 2023, total capital expenditures were $132 million, which included $95 million for growth capital and $37 million for maintenance capital.
We currently expect to spend approximately $65 million in maintenance capital and at least $150 million in growth capital for the full year 2023.
Description of Indebtedness
    As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	September 30, 2023	December 31, 2022
Revolving credit facility	$647	$900
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
7.000% Senior Notes due 2028	500	—
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total debt	3,841	3,594
Less: debt issuance costs	25	23
Long-term debt, net	$3,816	$3,571
2023 Private Offering of Senior Notes
On September 20, 2023, we completed a private offering of $500 million in aggregate principal amount of 7.000% senior notes due 2028. We used the proceeds from the private offering to repay a portion of the outstanding borrowings under our revolving credit facility.

Revolving Credit Facility
As of September 30, 2023, the balance on the revolving credit facility was $647 million, and $6 million standby letters of credit were outstanding. The unused availability on the revolving credit facility at September 30, 2023 was $847 million. The weighted average interest rate on the total amount outstanding at September 30, 2023 was 7.34%. The Partnership was in compliance with all financial covenants at September 30, 2023.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023. No significant changes have occurred subsequent to the Form 10-K filing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $647 million of outstanding borrowings on the revolving credit facility as of September 30, 2023. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2023 would be a $6.5 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2023 or 2022.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2023, we held approximately $832 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 1.5 million barrels with an aggregate unrealized loss of $0.8 million outstanding at September 30, 2023.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Second Amended and Restated Certificate of Limited Partnership of Sunoco LP, dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated as of September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC, dated as of June 11, 2012 (Incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated as of September 25, 2012 (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (Incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

4.1
Indenture, dated as of September 20, 2023, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 20, 2023)

22.1*	List of Guarantor and Issuer Subsidiaries

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 2, 2023	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)