Form 10-K
period 2023-12-31
Sunoco LP
filed 2024-02-16
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2023, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $2.4 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 84,428,109 common units and 16,410,780 Class C units, both representing limited partner interests outstanding as of February 9, 2024.
Documents Incorporated by Reference: None

SUNOCO LP
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “could,” “expect,” “anticipate,” “intend,” “forecast,” “assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
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
New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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
PART I
Item 1. Business
General
As used in this report, the terms “Partnership,” “SUN,” “we,” “us” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries as applicable and appropriate.
Overview
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of February 9, 2024, Energy Transfer owned 100% of the membership interests in our General Partner, 28,463,967 of our common units, which constituted a 28.2% limited partner interest in us, and all of our incentive distribution rights (“IDRs”).

The following simplified diagram depicts our organizational structure as of February 9, 2024.

LE GP, LLC
100% Ownership of General Partner Interest
Energy Transfer LP
(NYSE: ET)
100% Ownership
Sunoco GP LLC
100% Incentive Distribution Rights
28,463,967 Common Units
Non-economic General Partner Interest
Sunoco LP
(NYSE: SUN)
55,964,142 Common Units Held by public
100% Ownership Interest
16,410,780 Class C Units
Operating Subsidiaries

We are primarily engaged in the distribution of motor fuels to independent dealers, distributors and other commercial customers as well as the distribution of motor fuels to end-use customers at retail sites operated by commission agents. Additionally, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of December 31, 2023, we also operated 75 retail stores located in Hawaii and New Jersey.
As of December 31, 2023, we distribute motor fuels across more than 40 states and territories throughout the United States, including Hawaii and Puerto Rico. We distributed approximately 8.3 billion gallons of motor fuel during 2023 through our independent dealers, distributors, other commercial customers, retail sites operated by commission agents and retail sites owned and operated by us.
Operating Subsidiaries
Our primary operations are conducted by the following consolidated subsidiaries:
•Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in more than 40 states throughout the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in over 15 states.
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

•Peerless Oil & Chemicals, Inc. (“Peerless”), a Delaware corporation, is a terminal operator that distributes fuel products to over 100 locations primarily within Puerto Rico.
Recent Developments
On January 22, 2024, we entered into a definitive agreement with NuStar Energy L.P. (“NuStar”) to acquire NuStar in an all-equity transaction valued at approximately $7.3 billion, including assumed debt. Under the terms of the agreement, NuStar common unitholders will receive 0.400 Sunoco common units for each NuStar common unit. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions.
On January 11, 2024, we entered into a definitive agreement with 7-Eleven, Inc. to sell 204 convenience stores located in West Texas, New Mexico, and Oklahoma for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN will also amend its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. The transaction is expected to close promptly upon receipt of regulatory approvals and satisfaction of customary closing conditions.
On January 11, 2024, we announced that we will acquire liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million including working capital. The transaction is expected to close in the first quarter of 2024, subject to customary closing conditions.
On September 20, 2023, the Partnership completed a private offering of $500 million in aggregate principal amount of 7.000% senior notes due 2028. We used the proceeds to repay a portion of the outstanding borrowings under our Credit Facility (as defined herein).
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
Our Relationship with Energy Transfer LP
One of our principal strengths is our relationship with Energy Transfer. As of February 9, 2024, Energy Transfer owned 100% of the membership interest in our General Partner, all of our IDRs and 28,463,967 of our common units, which constituted a 28.2% limited partner interest in us. Given the significant ownership, we believe Energy Transfer will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of Energy Transfer to facilitate organic growth opportunities and accretive acquisitions of third parties, although Energy Transfer is not under any obligation to do so.
Energy Transfer is one of the largest and most diversified midstream energy companies in North America. Energy Transfer, through its wholly owned operating subsidiaries, is primarily engaged in:
•natural gas midstream, intrastate and interstate transportation and storage operations; and
•crude oil, natural gas liquids (“NGL”) and refined products transportation, terminalling and acquisition and marketing activities as well as NGL storage and fractionation services.

Our Business and Operations
Our business is comprised of two reportable segments: Fuel Distribution and Marketing and All Other.
The map below depicts the major assets of our business and excludes corporate and field offices and certain assets that are less significant to SUN.
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
We are the exclusive wholesale supplier of the Sunoco and EcoMaxx-branded motor fuels, supplying an extensive distribution network of approximately 5,534 company and third-party operated locations throughout the United States and Puerto Rico. We believe we are one of the largest independent motor fuel distributors, by gallons, in the United States. We also are one of the largest distributors of Chevron, Texaco, ExxonMobil and Valero branded motor fuel in the United States. In addition to distributing motor fuels, we also distribute other petroleum products such as propane and lubricating oil, and we receive lease income from real estate that we lease or sublease.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 40 U.S. states and territories throughout the United States, including Hawaii and Puerto Rico, to:
•75 company-operated retail stores;
•476 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangements with such operators;
•6,828 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 1,600 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Dealer Incentives
In addition to motor fuel distribution, we offer dealers the opportunity to participate in merchandise purchasing and promotional programs arranged with vendors. We believe the vendor relationships we have established through our retail operations and our ability to develop programs provide us with an advantage over other distributors when recruiting new dealers into our network as well as with retaining current dealers. Our dealer incentives give our dealers access to discounted rates on products and services that they would likely not be able to obtain on their own.

Sales to Contracted Third Parties
We distribute fuel under long-term contracts to branded distributors, branded and unbranded convenience stores, and branded and unbranded retail fuel outlets operated by third parties. 7-Eleven, Inc. is the only third-party dealer or distributor which is individually over 10% of our Fuel Distribution and Marketing segment or individually over 10%, in terms of revenue, of our aggregate business.
Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately ten years with an estimated volume-weighted term remaining of approximately five years.
Distribution contracts with retail stores generally commit us to distribute branded (including, but not limited to, Sunoco branded) or unbranded motor fuel to a location or group of locations and arrange for all transportation and logistics. These contracts require, among other things, that dealers maintain the standards established by the applicable fuel brand, if any. The initial term of these contracts range from three to 20 years, with most contracts for 10 years.
Our supply contracts and distribution contracts are typically constructed so that we receive either (i) a fee per gallon equal to the posted rack rate, less any applicable commercial discounts, plus transportation costs, taxes and a fixed, volume-based fee, which is usually expressed in cents per gallon, or (ii) a variable cent per gallon margin (“dealer tank wagon pricing”).
During 2023, our Fuel Distribution and Marketing business distributed fuel to 476 commission agent locations. Under these arrangements, we generally provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent commission agents.
We continually seek to expand through the addition of new branded dealers, distributors and commission agent locations, new unbranded commercial customers and through acquisitions of contracts for existing independently operated sites from other distributors. We evaluate potential independent site operators based on their creditworthiness and the quality of their sites and operations, including the site’s size and location, projected monthly volumes of motor fuel, monthly merchandise sales, overall financial performance and previous operating experience. We may extend credit to certain dealers based on our credit evaluation process.
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
Fuel Supplier Arrangements
We distribute branded motor fuel under the Aloha, Chevron, Citgo, Conoco, EcoMaxx, Exxon, Mahalo, Mobil, Phillips 66, Shamrock, Shell, Sunoco, Texaco and Valero brands. We purchase branded motor fuel from major oil companies and refiners under supply agreements. Our largest branded fuel suppliers in terms of volume are Chevron, Exxon, Phillips 66 and Valero. The branded fuel supply agreements generally have an initial term of three to five years. Each supply agreement typically contains provisions relating to payment terms, use of the supplier’s brand names, credit card processing, compliance with other of the supplier’s requirements, insurance coverage and compliance with legal and environmental requirements, among others.
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
Terminals and Transmix
We operate four transmix processing facilities and 42 refined product terminals (one in Puerto Rico, six in Hawaii and 35 in the continental United States). Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel. Our refined product terminals provide storage and distribution services used to supply our own retail stations as well as third-party customers. In addition, we provide services at our terminals to various third-party throughput customers.
Transportation Logistics
We provide transportation logistics for most of our motor fuel deliveries through our own fleet of fuel transportation vehicles as well as third-party and affiliated transportation providers. We arrange for motor fuel to be delivered from the storage terminals to the appropriate sites in our distribution network at prices consistent with those historically charged to third parties for the delivery of fuel. We also deliver motor fuel, propane and lubricating oils to commercial customers involved in petroleum exploration and production.
J.C. Nolan Joint Venture
Through our investment in the J.C. Nolan Terminal, a joint venture with Energy Transfer, we provide diesel fuel storage in Midland, Texas. Additionally, through our investment in J.C. Nolan Pipeline, we transport diesel fuel from a tank farm in Hebert, Texas to Midland, Texas, with a throughput capacity of approximately 36 MBbls/d.
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
All Other Segment
Our All Other segment includes the Partnership’s retail operations in Hawaii and New Jersey, credit card services and franchise royalties.
For further detail of our segment results refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Real Estate and Lease Arrangements
As of December 31, 2023, our real estate and lease arrangements were as follows:

	Owned	Leased
Dealer and commission agent sites	635	268
Company-operated retail stores	6	50
Warehouses, offices and other	55	22
Total	696	340
Competition
In the Fuel Distribution and Marketing segment, we compete primarily with other independent motor fuel distributors. The markets for distribution of motor fuel and the retail store industry are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. Significant competitive factors include the availability of major brands, customer service, price, range of services offered and quality of service, among others. We rely on our ability to provide value-added, reliable service and control our operating costs in order to maintain our margins and competitive position.
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
Environmental Matters
Environmental Laws and Regulations
We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks; the release or discharge of hazardous materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of regulated materials; the exposure of persons to regulated materials; and the remediation of contaminated soil and groundwater. For more information, see “Our operations are subject to federal, state and local laws and regulations pertaining to environmental protection and operational safety that may require significant expenditures or result in liabilities that could have a material adverse effect on our business” in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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
We believe we are in compliance in all material respects with applicable environmental laws and regulations, and we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. Any future change in regulatory requirements could cause us to incur significant costs. We incorporate by reference into this section our disclosures included in Note 13 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Environmental Reserves
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $18 million as of December 31, 2023. As of December 31, 2023, we have additional reserves of $84 million that represent our estimate for future asset retirement obligations for underground storage tanks.
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
Air Emissions and Climate Change
The Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws and implementing regulations may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process or otherwise in the course of our operations. For example, in October 2023, the EPA proposed changes to its new source performance standards for new, modified and reconstructed storage vessels containing volatile organic liquids, a term which includes certain of our products. The EPA’s proposal would broaden the definition of modification for storage tanks (which would result in significantly broader application of this rule to existing tanks), introduce more stringent emission control requirements for certain tanks, impose additional annual monitoring requirements for certain tanks, and require control of degassing events, amongst other matters. Costs to comply with new rules under the Clean Air Act can be substantial. In addition, under the Clean Air Act and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold, or have applied for, all necessary air permits and that we would be in compliance in all material respects with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.
Various federal, state and local agencies have the authority to prescribe product quality specifications for the motor fuels that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in compliance in all material respects with these regulations.
Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At the federal level, Congress has considered legislation to reduce GHG emissions in the United States. Such federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. For example, in 2022 President Biden signed the IRA 2022 into law, which appropriated significant federal funding for renewable energy initiatives and imposed the first-ever federal fee on methane emissions from certain oil and gas facilities. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. This vehicle emission standard has become increasingly stringent overtime; for example, in December 2021, the Biden Administration announced revised GHG emissions standards for light-duty vehicle fleets for Model Years 2023-2026 that require lower average emissions per mile. Several states have also adopted, or are considering adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.
In addition, the federal regulation of methane emissions from the oil and gas sector have been subject to substantial uncertainty in recent years. In 2020, the Trump Administration revised regulations initially promulgated in June 2016 to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Separately, in December 2023, the EPA finalized more stringent methane emission standards for certain sources in the oil and gas sector, including first-ever standards for existing sources. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to the EPA of large methane emissions events, triggering certain investigation and repair requirements. It is likely, however, that the final rule and its requirements will be subject to legal challenges. Additionally, President Biden has announced that climate change will be a focus of his administration. In January 2021, he issued an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Subsequently, various federal agencies have taken, or have announced plans to take, further actions relating to climate change, some of which may impact our operations.
At the international level, the United States and 195 other countries reached an agreement (the “Paris Agreement”) during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. President Biden has recommitted the United States to the Paris agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at the 2021 United Nations Climate Change Conference (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. These goals were reaffirmed at the 2022 United Nations Climate Change Conference (“COP27”), and countries were called upon to accelerate the phase-out of inefficient fossil fuel subsidies, though no firm commitments or timelines were made. At the 2023 United Nations Climate Change Conference (“COP28”) in December 2023, the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of COP28 could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the production and use of fossil fuels. The full impact of these actions is uncertain at this time. However, any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations.
Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations or those of our supply chains. Such physical risks may result in damage to our facilities or our customers’ facilities or otherwise adversely impact our operations, such as to the extent changing weather and temperature trends reduce the demand for our products or frequency with which consumers may visit our locations or impact the cost or availability of insurance. Moreover, certain parties, including local and state governments, have from time to time filed lawsuits against various fossil fuel energy companies seeking damages for alleged physical impacts resulting from climate change or relating to false or misleading statements related to fossil fuel’s contribution to climate change. Further, there are increasing financial risks to companies in the fossil fuel sector as members of the general financial and investment communities increase sustainability considerations in their practices. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In January 2023, the Federal Reserve issued instructions for a pilot climate analysis scenario being undertaken by six of the United States’ largest banks, which concluded in 2023. These efforts may adversely affect the market for our securities and our ability to access capital and financial markets in the future.
Additionally, the SEC has published a proposed rule that would require climate-related disclosures from registrants, including information on climate-related business strategy and disclosures related to GHG emissions. Although the final form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements. Additionally, we cannot predict how financial institutions or investors might consider any information included these disclosures when making investment decisions, and as a result it is possible we could face increased costs related to, or restrictions imposed on, our access to capital. Similarly, in October 2023 the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2, and 3 GHG emissions. Both laws are vague and potentially overbroad with respect to their applicability, appearing to require only minimal contacts with California. The CRFRA requires the disclosure of a climate-related financial risk report in line with certain stakeholder frameworks every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws would begin in 2026. Currently, the ultimate impact of these laws on our business is uncertain—the Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the laws—but, absent clarification or revisions to the laws, alongside the SEC proposed rule, finalization and implementation may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. These various political, regulatory, financial, physical and litigation risks related to climate change have the potential adversely impact our operations and financial performance.
Water
The U.S. Federal Water Pollution Control Act, as amended, (the "Clean Water Act"), and analogous state laws, impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States (“WOTUS”). The definition of WOTUS has been subject to repeated change in recent years. Most recently, following legal action on a January 2023 final rule, the U.S. Supreme Court’s decision in Sackett v. EPA, and the enactment of a subsequent September 2023 rule, the implementation of the definition is split based on jurisdiction. In 27 states, the January 2023 rule is enjoined subject to litigation, and the EPA and the U.S. Army Corps of Engineers are implementing the definition of WOTUS consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision, which utilizes the “continuous surface connection” test to determine if wetlands qualify as WOTUS. In the remaining 23 states, the agencies are implementing the September 2023 rule, which amended the January 2023 rule to incorporate the Sackett decision. However, the September 2023 rule does not define the term “continuous surface connection,” and it is currently unclear how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. To the extent any action further expands the scope of the Clean Water Act’s jurisdiction, it could cause increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act, and can also pursue injunctive relief to enforce compliance with the Clean Water Act and analogous laws. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines.
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
Other Government Regulation
The Petroleum Marketing Practices Act (the “PMPA”) is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract, unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements. Additionally, we are subject to state petroleum franchise laws as well as laws specific to gasoline retailers and dealers, including state laws that regulate our relationships with third parties to whom we lease sites and supply motor fuels. Finally, we are subject to laws regarding fuel standards. For more information, see “We are subject to federal laws related to the Renewable Fuel Standard” and “We are subject to federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products we purchase, store, transport, and sell to our distribution customers” in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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
Human Capital Management
As of December 31, 2023, we employed an aggregate of 2,389 employees, 328 of which are represented by labor unions. We and our subsidiaries believe that our relations with our employees are good.
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
Commitment to Safety. Our goal is operational excellence, which means an injury and incident-free workplace. To achieve this, we strive to hire and maintain a qualified and dedicated workforce and encourage safety and safety accountability throughout our daily operations.
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

Risk Factor Summary
Risks Related to Our Business
Results of Operations and Financial Condition. Our results of operations and financial condition could be impacted by many risks that are beyond our control, including the following:
•cash distributions are not guaranteed and may fluctuate with our performance and other external factors;
•general economic, financial, and political conditions;
•changes in the prices of motor fuel;
•demand for motor fuel, including consumer preference for alternative motor fuels or improvements in fuel efficiency;
•seasonal trends;
•dangers inherent in the storage and transportation of motor fuel;
•operational and business risks associated with our fuel storage terminals;
•events or developments associated with our branded suppliers;
•extreme weather events that may be more severe or frequent than historically experienced and that may be attributable to changes in climate due to adverse effects of an industrialized economy;
•competition and fragmentation within the wholesale motor fuel distribution industry;
•competition within the convenience store industry, including the impact of new entrants;
•possible increased costs related to land use and facilities and equipment leases;
•possible future litigation;
•potential loss of key members of our senior management team;
•failure to attract and retain qualified employees;
•failure to insure against risks incident to our business;
•terrorist attacks and threatened or actual war;
•cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers;
•disruption of our information systems;
•failure to protect sensitive customer, employee or vendor data, or to comply with applicable regulations relating to data security and privacy;
•failure to obtain trade credit terms to adequately fund our ongoing operations;
•our dependence on cash flow generated by our subsidiaries; and
•potential impairment of goodwill and intangible assets.
Acquisitions and Future Growth. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:
•failure to make acquisitions on economically acceptable terms, including as a result of recent increases in cost of capital resulting from Federal Reserve policies and changes in financial institutions’ policies or practices concerning businesses linked to fossil fuels, or to successfully integrate acquired assets;
•any acceleration of the domestic and/or international transition to a low carbon economy as a result of the IRA 2022 or otherwise; and
•failure to manage risks associated with acquisitions.
Regulatory Matters. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:
•significant expenditures or liabilities resulting from federal, state and local laws and regulations pertaining to environmental protection, operational safety, or the Renewable Fuel Standard (“RFS”);
•changes in demand for motor fuel resulting from federal and/or state regulations that may discourage the use or storage of petroleum products;
•significant expenditures or penalties associated with federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products we purchase;
•changes in federal, state or local laws and regulations pertaining to the facilities and operations of third parties that supply fuel to or transport for our storage terminals;
•impacts to our business as a result of the energy transition and legislative, regulatory, and financial risks relating to climate change; and
•regulatory provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules adopted thereunder.
Indebtedness. Our business, results of operations, cash flows and financial condition, as well as our ability to make distributions and the market value of our common units, could be impacted by the following:
•our future debt levels;
•increases in interest rates, including the impact to the relative value of our distributions to yield-oriented investors; and
•restrictions and financial covenants associated with our debt agreements.

Risks Related to Our Structure
Our General Partner. Our stakeholders could be impacted by risks related to our General Partner, including:
•our General Partner’s and its affiliates’ conflicts of interest with us and contractually-limited duties;
•our General Partner’s limited liability regarding our obligations;
•our General Partner’s ability to approve the issuance of partnership securities and specify the terms of such securities; and
•cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf.
Our Partnership Agreement. Our stakeholders could be impacted by risks related to our partnership agreement, including:
•the requirement that we distribute all of our available cash;
•the limited liability and duties of our General Partner and restrictions on the remedies available for actions taken;
•the potential need to issue common units in connection with a resetting of the target distribution levels related to our IDRs;
•our common unitholders’ limited voting rights and lack of rights to elect our General Partner or its directors;
•limitations on our common unitholders’ ability to remove our General Partner without its consent;
•potential transfer of the General Partner interest or the control of our General Partner to a third party;
•the potential requirement for unitholders to sell their common units at an undesirable time or price;
•our ability to issue additional units without unitholder approval;
•potential sales of substantial amounts of our common units in the public or private markets;
•restrictions on the voting rights of unitholders owning 20% or more of our outstanding common units;
•the dependence of our distributions primarily on our cash flow and not solely on profitability;
•our unitholders’ potential liability to repay distributions; and
•the lack of certain corporate governance requirements by the New York Stock Exchange ("NYSE") for a publicly traded partnership like us.
Tax Risks to Common Unitholders
Our unitholders could be impacted by tax risks, including:
•our potential to be taxed as a corporation or otherwise become subject to a material amount of entity-level taxation;
•the potential for our unitholders to be required to pay taxes on their share of our income even if they do not receive any cash distributions from us; and
•unique tax issues faced by tax-exempt entities from owning common units.
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
The U.S. inflation rate steadily rose in 2021 and into 2022 before eventually declining throughout 2023. A sustained increase in inflation may continue to increase our costs for labor, services and materials, which, in turn, could cause our operating costs and capital expenditures to increase. Further, our customers face inflationary pressures and resulting impacts, such as the tight labor market and supply chain disruptions. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our costs, operating margins, results of operations and financial condition. Additionally, the Federal Reserve and other central banks have implemented policies in an effort to curb inflationary pressure on the costs of goods and services across the U.S., including the significant increases in prevailing interest rates that occurred during 2022 and 2023 as a result of the 525 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth could negatively impact our business. While the Federal Reserve indicated in December 2023 that it may reduce benchmark interest rates in 2024, the continuation of rates at the current level could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.
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
A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency or a material shift toward electric or other alternative-power vehicles, in the areas we serve would reduce our ability to make distributions to our unitholders.
Sales of refined motor fuels accounted for approximately 98% of our total revenues and 69% of our profit for the year ended December 31, 2023. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
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
•competition from other fuel storage terminals that are able to supply our customers with comparable storage capacity at lower prices; and
•climate change legislation or regulations that restrict emissions of GHGs could result in increased operating and capital costs and reduced demand for our storage services.
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
We do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 33% of the partnership, commission agent or dealer operated retail service stations where we currently control the real estate. We also have rental agreements for certain logistics facilities. As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The security and integrity of our information technology (“IT”) infrastructure and physical assets is critical to our business and our ability to perform day-to-day operations and deliver services. In addition, in the ordinary course of our business, we collect, process, transmit and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information, in our data centers and on our networks. We also engage third parties, such as service providers and vendors, who provide a broad array of software, technologies, tools, and other products, services and functions (e.g., human resources, finance, data transmission, communications, risk, compliance, among others) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets.
Our IT and IT infrastructure, physical assets and data, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events (e.g., distributed denial of service attacks or ransomware attacks) that are beyond our control. These events can result from malfeasance by external parties, such as hackers, or due to human error by our or our service providers’ employees and contractors (e.g., due to social engineering or phishing attacks). In addition, our providers’ work-from-home arrangements may present additional operational and cybersecurity risks to our IT infrastructure and physical assets.
We and certain of our service providers have, from time to time, been subject to cybersecurity attacks and other security incidents. The frequency and magnitude of cybersecurity attacks is expected to increase and attackers are becoming more sophisticated. We may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Breaches of our IT infrastructure or physical assets, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations. A successful cybersecurity attack or other security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss could result in legal claims or proceedings, regulatory investigations and enforcement, penalties and fines, increased costs for system remediation and compliance requirements, disruption of our operations, damage to our reputation, loss of confidence in our products and services, any or all of which could have a material adverse effect on our business and results. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies. See “Item 1C. Cybersecurity” for additional information on our cybersecurity risk management, strategy and governance.

We rely on our information systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our information systems to manage numerous aspects of our business transactions and provide analytical information to management. Our information systems are an essential component of our business and growth strategies, and a serious disruption to our information systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure will not have a material adverse effect on our financial condition or results of operations. See “Item 1C. Cybersecurity” for additional information on our cybersecurity risk management, strategy and governance.
Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data, whether as a result of cybersecurity attacks or otherwise, or to comply with applicable regulations relating to data security and privacy.
In the normal course of our business as a motor fuel, food service and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. In recent years several retailers have experienced data breaches resulting in exposure of sensitive customer data, including payment card information. While we have invested significant amounts in the protection of our information systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part to comply with regulations relating to our obligation to protect such sensitive data or to the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits.
Cybersecurity attacks are rapidly evolving and becoming increasingly sophisticated. A successful cybersecurity attack resulting in the loss of sensitive customer, employee or vendor data could adversely affect our reputation, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard against cybersecurity attacks. See “Item 1C. Cybersecurity” for additional information on our cybersecurity risk management, strategy and governance.
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
As of December 31, 2023, our consolidated balance sheet reflected $1.60 billion of goodwill and $544 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles (“GAAP”) require us to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or when events or circumstances occur, indicating that goodwill or indefinite-lived intangible assets might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’

capital and balance sheet leverage as measured by debt to total capitalization. Impairment charges are allowed to be removed from our debt covenant calculations. See Note 7 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Our unitholders will have a reduced ownership in us after our acquisition of NuStar.
Pursuant to that certain Agreement and Plan of Merger, dated January 22, 2024, NuStar unitholders have the right to receive 0.400 of our common unit per each NuStar common unit. The actual number of our common units to be issued will be determined at the completion of the acquisition based on the number of NuStar common units outstanding immediately prior to such time. The issuance of these new units could have the effect of depressing the market price of our common units, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of our common units to decline or increase at a reduced rate.
Failure to complete the acquisition of NuStar and successfully integrate the businesses of SUN and NuStar in the expected time frame could negatively impact the price of our common units and have a material adverse effect on our results of operations, cash flows and financial position.
If our acquisition of NuStar is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or our unitholders fail to approve the applicable proposals, the anticipated benefits of the acquisition may not be realized or may take longer to realize than expected. The success of the merger will depend, in part, on the ability of the Partnership to realize the anticipated benefits from combining the businesses of SUN and NuStar. If SUN and NuStar are unable to successfully combine their businesses, the anticipated benefits of the merger may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.
Additionally, we would be subject to a number of risks, including the following:
•negative reactions from the financial markets, including negative impacts on the price of our common units;
•negative reactions from our respective customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•we will still be obligated to pay certain significant costs relating to our acquisition of NuStar, such as legal, accounting, financing, financial advisor and printing fees;
•we may be obligated to pay a termination fee as required by the merger agreement governing the acquisition;
•the merger agreement governing the acquisition places certain restrictions on the conduct of our business, which may delay or prevent the undertaking of business opportunities that, absent the merger agreement governing the acquisition, may have been pursued;
•matters relating to our acquisition of NuStar (including integration planning) require substantial commitments of time and resources by management, which may have resulted in the distraction from ongoing business operations and pursuing other opportunities that could have been beneficial;
•litigation related to any failure to complete our acquisition of NuStar or related to any enforcement proceeding commenced against us to perform our respective obligations under the merger agreement governing the acquisition; and

•loss of key employees, the disruption of each of SUN’s and NuStar’s ongoing businesses and relationships with customers, or inconsistencies in their standards, controls, procedures and policies.
If the acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and price of our common units.
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our operations.
In August 2022, President Biden signed the IRA 2022, which contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA 2022 amends the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The methane emissions charge has started in calendar year 2024 at $900 per ton of methane, will increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. In addition, the multiple incentives offered for various clean energy industries referenced above could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for gasoline and diesel, increase our compliance and operating costs and consequently adversely affect our business.
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
Regulations under the Clean Water Act, the Oil Pollution Act of 1990 (“OPA 90”) and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above ground storage tanks or pipelines.
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
We believe we are in material compliance with applicable environmental requirements; however, we cannot ensure that violations of these requirements will not occur in the future. Although we believe that we have a comprehensive environmental, health, and safety program, we may not have identified all environmental liabilities at all of our current and former locations; material environmental conditions not known to us may exist; existing and future laws, ordinances or regulations may impose material environmental liability or compliance costs on us; or we may be required to make material environmental expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire.
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
In August 2022, the IRA 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and amends the Clean Air Act to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The IRA 2022 imposes a methane emissions charge on sources required to report their GHG emissions to the EPA, which has started in calendar year 2024 at $900 per ton of methane, will increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022.
Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden has recommitted the United States to the Paris agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase-out of fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At COP28 in December 2023, the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of COP28 could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the exploration and production of fossil fuels. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27 or COP28, there can be no guarantees that countries will not seek to implement such a phase out in the future. The full impact of these actions is uncertain at this time. However, any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations. Increasingly, fossil fuel companies are also exposed to litigation risks from climate change.
Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. For example, at COP26, the GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve has joined the NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In September 2022, the Federal Reserve announced that six of the United States’ largest banks will participate in a pilot climate scenario analysis exercise to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. Participant instructions for this exercise were released in January 2023, and initial responses from the banks were due on July 31, 2023, with the exercise concluded at the end of 2023. While we cannot predict what polices may result from these developments, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, or for us to obtain funding for growth projects, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects. Additionally, in 2023 the SEC released a proposed rule that would require climate disclosures from registrants. Similarly, California has recently enacted a set of laws that may require climate-related disclosures from companies “doing business in California” with certain total annual revenue amounts. For more information, see our regulatory disclosure titled “Air Emissions and Climate Change.” Although the final form and substance of these requirements is not yet known, these rules and laws may result in additional costs to comply with any such disclosure requirements.
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
Increasing attention to climate change, societal expectations on companies to address climate change and other ESG matters, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our common unit price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in reduced demand for fossil fuel products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to climate change or asserted damage to the environment, or to other mitigating factors.
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
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our common unit price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel companies based on climate change related concerns, which could affect our access to capital.
We are subject to federal laws related to the RFS.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, at times, certain independent refiners have initiated discussions with the EPA to change the way the RFS is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINs”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINs it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINs to other obligated parties, which may cause an impact on the fuel margins associated with the Partnership’s sale of gasoline. Additionally, the price of RINs is not fixed and is subject to change due to various considerations, including regulatory actions. In June 2023, the EPA released a final rule under the RFS for renewable fuel volumes for the years 2023-2025 that further increases targets for the production of renewable fuels. Subject to certain limitations, the EPA now has significant discretion to set renewable fuel targets under the RFS, which could result in increased compliance obligations on refiners and importers and transportation fuels.
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
Provisions of the Dodd-Frank Act and rules adopted by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other prudential regulators establish federal regulation of the physical and financial derivatives, including over-the-counter derivatives market and entities, such as us, participating in that market. While most of these regulations are already in effect, the implementation process is still ongoing and the CFTC continues to review and refine its initial rulemakings through additional interpretations and supplemental rulemakings. As a result, any new regulations or modifications to existing regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability and/or liquidity of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
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
If third-party pipelines and other facilities interconnected to our fuel storage terminals and transmix processing facilities become partially or fully unavailable to transport refined products, our revenues could be adversely affected.
We depend upon third-party pipelines and other facilities that provide delivery options to and from our fuel storage terminals and transmix processing facilities. Since we do not own or operate these pipelines or other facilities, their continuing operation in their current manner is not within our control. If any of these third-party facilities become partially or fully unavailable, or if the quality specifications for their facilities change so as to restrict our ability to utilize them, our financial condition and results of operations could be adversely affected.
The third parties on whom we rely for transportation services to our fuel storage terminals and transmix processing facilities are subject to complex federal, state, and other laws that could adversely affect our financial condition and results of operations.
The operations of the third parties on whom we rely for transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for services. Similarly, a failure to comply with such laws and regulations by the third parties could have a material adverse effect on our financial condition and results of operations.
Indebtedness
Our future debt levels may impair our financial condition and our ability to make distributions to our unitholders.
We had $3.6 billion of debt outstanding as of December 31, 2023. We have the ability to incur additional debt under our Credit Facility and the indentures governing our senior notes. In connection with our merger with NuStar, we expect to assume NuStar’s debt and issue additional debt, aggregating approximately $4.2 billion. The level of our future indebtedness could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our senior notes and our credit agreements governing our Credit Facility;

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
Approximately $411 million of our outstanding indebtedness as of December 31, 2023 bears interest at variable interest rates. Should variable interest rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
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

Detail of Risk Factors Related to Our Structure
Our General Partner
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
•Our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions on the IDRs.
•Our partnership agreement permits us to distribute up to $25 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the IDRs.
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
•Energy Transfer may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to Energy Transfer’s IDRs without the approval of the conflicts committee of the board of directors of our General Partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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
Our partnership agreement requires that we distribute all of our available cash to our unitholders. Our General Partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves in amounts it determines in its reasonable discretion to be necessary or appropriate. As such, we rely primarily upon external financing sources, including borrowings under our Credit Facility and the issuance of debt and equity securities, to fund our acquisitions and expansion capital requirements. To the extent we are unable to finance growth externally, our cash distribution policy may significantly impair our ability to grow.
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
Energy Transfer may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its IDRs, without the approval of the conflicts committee of our General Partner’s board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.
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
If Energy Transfer elects to reset the target distribution levels, it will be entitled to receive a number of common units equal the number of common units which would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to Energy Transfer on the IDRs in the prior two quarters. We anticipate that Energy Transfer would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that Energy Transfer could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units to Energy Transfer in connection with resetting the target distribution levels.
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
If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Our General Partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our General Partner and its affiliates. As of December 31, 2023, Energy Transfer and its affiliates held approximately 33.7% of our outstanding common units, which constitutes a 28.2% limited partner interest in us.
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
As of December 31, 2023, Energy Transfer owned 28,463,967 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.
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
Detail of Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes or we were otherwise subject to a material amount of entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement and will continue to satisfy the qualifying income requirement after the acquisition of NuStar. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
Investments in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”) raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income. Tax-exempt entities should consult a tax advisor before investing in our common units.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks
The information and operational technology infrastructure we use is important to the operation of our business and to our ability to perform day-to-day operations. In the normal course of business, we may collect and store certain sensitive information of the Partnership, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party and employee information, and certain personally identifiable information.
The Partnership maintains a shared services cybersecurity program for assessing, identifying, and managing material risks from cybersecurity threats. This program includes processes that are modeled after the National Institute of Standards and Technology’s Cybersecurity Framework and focuses on using business drivers to guide cybersecurity activities. This program is managed by a team of full-time employees, overseen by our Chief Information Officer, that are tasked with conducting our day-to-day information technology (“IT”) operations (collectively, the “IT team”). Furthermore, the Partnership considers cybersecurity risks as part of, and has incorporated its cybersecurity program into, the Partnership’s overall risk management processes. Through engagement with the guidance of the Federal Bureau of Investigation (FBI), Cybersecurity and Infrastructure Security Agency (CISA), Transportation Security Administration (TSA) and the U.S. Coast Guard (USCG), we seek to follow industry cybersecurity standards and protect our infrastructure against cyberattacks from domestic and international threats.
We seek to use a defense-in-depth approach for cybersecurity management, layers of technology, policies, and training at all levels of the enterprise designed to keep the Partnership’s assets secure and operational. We use various processes as part of our efforts to maintain the confidentiality, integrity, and availability of our systems, including security threat intelligence, incident response, identity and access management, supply-chain security assessments, endpoint extended detection and response protection, network segmentation, data encryption, event monitoring, and a Security Operations Center (SOC). In an effort to validate the effectiveness of our cybersecurity program and assess such program’s compliance with legal and regulatory requirements, we engage third-party service providers to perform audits, assessments, and penetration tests.
Cybersecurity awareness among our employees is promoted with regular training and awareness programs. All employees who have access to our systems are required to undergo annual cybersecurity training and, each year, our employees must review and acknowledge our cybersecurity policies. Further, our IT team is trained to understand how to manage, use and protect personally identifiable information. User access controls have been implemented to limit unauthorized access to sensitive information and critical systems. Employees are required to use multifactor authentication and keep their passwords confidential, among other measures.
We recognize that third-party service providers may introduce cybersecurity risks. In an effort to mitigate these risks, before contracting with certain technology services providers, when possible, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to include cybersecurity requirements in our contracts with these providers and endeavor to require them to adhere to security standards and protocols. Further, we also endeavor to engage with any third-party service providers with access to personally identifiable employee information to evaluate their security controls.
Finally, the Partnership maintains cybersecurity insurance coverage.
Impact of Risks from Cybersecurity Threats
As of the date of this Annual Report on Form 10-K, though the Partnership and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected the Partnership, either financially or operationally. Cybersecurity incident response is a component of both the Partnership’s cybersecurity program and the Partnership’s business continuity plans, which are designed to limit service interruptions and provide for continued business operation in the event of disaster, whether physical, environmental or cyber in nature. However, we recognize that cybersecurity threats are continually evolving, and there remains a risk that a cybersecurity incident could potentially negatively impact the Partnership. Despite the implementation of our cybersecurity processes, we cannot guarantee that a significant cybersecurity attack will not occur. A successful attack on our information system or operational technology system could have significant consequences to the business, including the interruption of key services that our customers depend on. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. Due to the number of acquisitions made by the Partnership over the past few years and the time it takes to implement technology standards across the enterprise, certain assets may be in different stages of integration and may have incomplete cybersecurity controls applied. For additional information on cybersecurity risks, see “Item 1A. Risk Factors - Cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation, and financial results; and - We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.”
Board of Directors’ Oversight and Management’s Role
Our Chief Information Officer oversees the Partnership’s functions of IT, cybersecurity, infrastructure and IT governance (including the Partnership’s IT team) and has more than 35 years of experience leading business technology functions. The Partnership’s IT team is responsible for our efforts to comply with applicable cybersecurity standards, establish effective cybersecurity protocols and protect the integrity, confidentiality and availability of our IT infrastructure. The members of this team have over 50 years of combined experience in the field of IT, including 20 years dedicated to cybersecurity, and hold various certifications, including Global Industrial Cyber Security Professional (GICSP), Certified Information Systems Security Professional (CISSP) and Certified Ethical Hacker (CEH) certifications. This team is responsible for cybersecurity threat prevention, detection, mitigation, and remediation for the combined organization. Our cyber incident response plan requires IT team members who detect suspicious activity in our IT environment to escalate that activity to a supervisor who then evaluates the threat. If necessary, the suspicious activity is reported to the Chief Information Officer. Management (including representatives from the legal, human resources, IT and corporate security departments) is notified by the IT team whenever a discovered cybersecurity incident may potentially have a significant impact on our business operations.
The Partnership’s Board of Directors has delegated the responsibility for the oversight of cybersecurity risks to the Audit Committee, which is ultimately responsible for assessing and managing the Partnership’s material risks from cybersecurity threats. The IT team provides periodic cybersecurity program updates to senior management and to the Audit Committee. Management also updates the Audit Committee as new risks are identified and the steps taken to mitigate such risks.
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
As of February 9, 2024, we had outstanding 84,428,109 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and IDRs. As of February 9, 2024, Energy Transfer directly owned approximately 33.7% of our outstanding common units, which constituted a 28.2% limited partner ownership interest in us. Our General Partner is 100% owned by Energy Transfer and owns a non-economic general partner interest in us. Energy Transfer also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.503125 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the NYSE under the symbol “SUN.” Our common units have been traded on the NYSE since September 20, 2012.
Holders
At the close of business on February 9, 2024, we had 21 holders of record of our common units and two holders of record of our Class C Units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Class C Units
We have outstanding an aggregate of 16,410,780 Class C Units, all of which are held by wholly owned subsidiaries of the Partnership.
Class C Units are entitled to receive quarterly distributions at a rate of $0.8682 per Class C Unit. The distributions on the Class C Units are paid out of our available cash, except that the Class C Units do not share in distributions of available cash to the extent such cash is derived from or attributable to any distribution received by us from Sunoco Retail, our indirect wholly owned subsidiary that is subject to state and federal income tax, the proceeds of any sale of the membership interests in Sunoco Retail, or any interest or principal payments we receive with respect to indebtedness of Sunoco Retail or its subsidiaries. The Class C Units are entitled to receive distributions of available cash (other than available cash attributable to Sunoco Retail) prior to distributions of such cash being made on our common units. Any unpaid distributions on the Class C Units will accrue interest at a rate of 1.5% per annum until paid in full in cash. The Class C Units are perpetual, do not have any rights of redemption or conversion, do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, and are not traded on any public securities market.
Equity Compensation Plan
For disclosures regarding securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and notes to audited consolidated financial statements included elsewhere in this report. For a discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with our audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.
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
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “SUN,” “we,” “us” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors and other customers as well as the distribution of motor fuels to end-use customers at retail sites operated by commission agents. In addition, we receive lease income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of December 31, 2023, we also operated 75 retail stores located in Hawaii and New Jersey.
We are the exclusive wholesale supplier of the Sunoco and EcoMaxx-branded motor fuels, supplying an extensive distribution network of approximately 5,534 company and third-party operated locations throughout the United States and Puerto Rico. We believe we are one of the largest independent motor fuel distributors, by gallons, in the United States. We also are one of the largest distributors of Chevron, Texaco, ExxonMobil and Valero branded motor fuel in the United States. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 40 states and territories throughout the United States, including Hawaii and Puerto Rico, to:
•75 company-operated retail stores;
•476 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangement with such operators;
•6,828 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 1,600 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Our retail stores operate under several brands, including our proprietary brands APlus and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuels and other services.
Acquisitions
On January 22, 2024, we entered into a definitive agreement with NuStar Energy L.P. (“NuStar”) to acquire NuStar in an all-equity transaction valued at approximately $7.3 billion, including assumed debt. Under the terms of the agreement, NuStar common unitholders will receive 0.400 Sunoco common units for each NuStar common unit. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions.
On January 11, 2024, we entered into a definitive agreement with 7-Eleven, Inc. to sell 204 convenience stores located in West Texas, New Mexico, and Oklahoma for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN will also amend its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. The transaction is expected to close promptly upon receipt of regulatory approvals and satisfaction of customary closing conditions.
On January 11, 2024, we announced that we will acquire liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million including working capital. The transaction is expected to close in the first quarter of 2024, subject to customary closing conditions.
On May 1, 2023, the Partnership completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for $111 million, including working capital.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short-term and long-term. Inflation has a minimal impact on our results of operations, because we are generally able to pass along energy cost increases in the form of increased sales prices to our customers. We have recently completed and recently announced multiple strategic transactions, which we expect will continue to diversify the Partnership’s business, add scale and expand cash for reinvestment and distribution growth. We base our expectations on information currently available to us and assumptions made by us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results. Read “Item 1A. Risk Factors” included herein for additional information about the risks associated with purchasing our common units.
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
•Motor fuel gallons sold. One of the primary drivers of our business is the total volume of motor fuel sold through our channels. Fuel distribution contracts with our customers generally provide that we distribute motor fuel at a fixed, volume-

based profit margin or at an agreed upon level of price support. As a result, profit is directly tied to the volume of motor fuel that we distribute. Total motor fuel profit dollars earned from the product of profit per gallon and motor fuel gallons sold are used by management to evaluate business performance.
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
•Adjusted EBITDA. Adjusted EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, allocated non-cash unit-based compensation expense, unrealized gains and losses on commodity derivatives, inventory adjustments and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
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
Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance. Adjusted EBITDA has limitations as an analytical tool, and one should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•it does not reflect interest expense or the cash requirements necessary to service interest or principal payments on our Credit Facility;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and
•as not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.
Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliates as those excluded from the calculation of Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliate. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates. The use of Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.
Key Operating Metrics and Results of Operations
The following information is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Key operating metrics set forth below are presented for the years ended December 31, 2023 and 2022, and have been derived from our historical consolidated financial statements.

	Year Ended December 31,
	2023				2022
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
Revenues:
Motor fuel sales	$21,908	$617	$22,525		$24,508	$708	$25,216
Non-motor fuel sales	148	244	392		140	230	370
Lease income	139	12	151		132	11	143
Total revenues	$22,195	$873	$23,068		$24,780	$949	$25,729
Cost of Sales:
Motor fuel sales	$21,007	$572	$21,579		$23,585	$634	$24,219
Non-motor fuel sales	27	97	124		27	104	131
Lease	—	—	—		—	—	—
Total cost of sales	$21,034	$669	$21,703		$23,612	$738	$24,350
Net income and comprehensive income			$394				$475
Adjusted EBITDA (1)	$853	$111	$964		$807	$112	$919
Operating data:
Motor fuel gallons sold			8,342				7,720
Motor fuel profit cents per gallon (2)			12.7	¢			12.8	¢
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
The following table presents a reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
Net income and comprehensive income	$394	$475	$(81)
Depreciation, amortization and accretion	187	193	(6)
Interest expense, net	217	182	35
Non-cash unit-based compensation expense	17	14	3
Gain on disposal of assets	(7)	(13)	6
Unrealized (gain) loss on commodity derivatives	(21)	21	(42)
Inventory adjustments	114	(5)	119
Equity in earnings of unconsolidated affiliates	(5)	(4)	(1)
Adjusted EBITDA related to unconsolidated affiliates	10	10	—
Other non-cash adjustments	22	20	2
Income tax expense	36	26	10
Adjusted EBITDA	$964	$919	$45
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following discussion of results compares the operations for the years ended December 31, 2023 and 2022.

Net Income and Comprehensive Income. Total net income and comprehensive income for 2023 was $394 million, a decrease of $81 million from 2022. The decrease was primarily attributable to the following changes:
•an increase in interest expense, general and administrative expenses and other operating expense of $59 million in the aggregate. These increases are discussed in more detail below; and
•a decrease in motor fuel profit of $51 million (including unrealized valuation adjustments), which was primarily due to unfavorable inventory adjustments in the current year (see below for explanation of inventory adjustments), partially offset by an increase in volume; partially offset by
•an increase in non-motor fuel profit and lease income of $37 million in the aggregate. These items are discussed in more detail below.
Adjusted EBITDA. Total Adjusted EBITDA for 2023 was $964 million, an increase of $45 million from 2022. The increase was primarily attributable to the following changes:
•an increase in the profit on motor fuel sales of $34 million, primarily due to an 8.1% increase in gallons sold; and
•an increase in non-motor fuel profit of $37 million, primarily due to increased throughput and storage margin from the Gladieux and Zenith acquisitions and increased rental income; partially offset by
•an increase in operating costs of $26 million, including other operating expense, general and administrative expense and lease expense. The increase was primarily due to higher costs as a result of the recent acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense. Interest expense was $217 million in 2023, an increase of $35 million from 2022. This increase was primarily attributable to higher interest rates on floating rate debt for the respective periods.
Gain on Disposal of Assets. Gains on disposals of assets reflect the difference between the net book value of disposed assets and the proceeds received upon disposal of those assets. For 2023 and 2022, proceeds from disposal of property and equipment were $31 million and $32 million, respectively.
Unrealized (Gain) Loss on Commodity Derivatives. The unrealized gains and losses on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods was impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Adjustments. Inventory adjustments represent changes in lower of cost or market reserves on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For 2023, a decline in fuel prices caused lower of cost or market reserve requirements to increase by $114 million, which reduced net income. For 2022, an increase in fuel prices caused lower of cost or market reserve requirements to decrease by $5 million, which increased net income.
Income Tax Expense. Income tax expense for 2023 was $36 million, an increase of $10 million from 2022. The increase was primarily attributable to a favorable state rate change in the prior period.
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

The Partnership is party to a Second Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "Credit Facility"). As of December 31, 2023, we had $29 million of cash and cash equivalents on hand and borrowing capacity of $1.084 billion under the Credit Facility. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	Year Ended December 31,
	2023	2022
Net cash provided by (used in)
Operating activities	$600	$561
Investing activities	(288)	(464)
Financing activities	(365)	(40)
Net increase (decrease) in cash and cash equivalents	$(53)	$57
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
Cash Flows Provided by Operations.
Net cash provided by operations was $600 million and $561 million, for 2023, and 2022, respectively. The increase in cash flows provided by operations was primarily due to a $26 million net increase in cash basis net income compared to the prior year; partially offset by a decrease in net cash flow from operating assets and liabilities of $13 million compared to the prior year.
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
Cash Flows Used in Investing Activities.
Net cash used in investing activities was $288 million and $464 million, for 2023 and 2022, respectively. Net cash used in investing activities included $111 million and $318 million of cash paid for acquisitions in 2023 and 2022, respectively. Capital expenditures were $215 million and $186 million for 2023 and 2022, respectively. Proceeds from disposal of property and equipment were $31 million and $32 million in 2023 and 2022, respectively. Distributions from unconsolidated affiliates in excess of cumulative earnings were $9 million in 2023 and $8 million in 2022.
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
Cash Flows Used in Financing Activities.
Net cash used in financing activities was $365 million and $40 million for 2023 and 2022, respectively.
Year Ended December 31, 2023
During the year ended December 31, 2023 we:
•issued $500 million of 7.000% senior notes due 2028;

•borrowed $3.3 billion and repaid $3.8 billion under the Credit Facility to fund daily operations; and
•paid $371 million in distributions to our unitholders, of which $171 million was paid to Energy Transfer.
Year Ended December 31, 2022
During the year ended December 31, 2022 we:
• borrowed $4.1 billion and repaid $3.8 billion under the Credit Facility to fund daily operations; and
• paid $359 million in distributions to our unitholders, of which $166 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C Units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On January 25, 2024, we declared a quarterly distribution of $0.8420 per common unit based on the results for the three months ended December 31, 2023, excluding distributions to Class C unitholders. The distribution will be approximately $71 million in the aggregate for common units and approximately $19 million with respect to IDRs, and will be paid on February 20, 2024 to all unitholders of record on February 7, 2024.
Capital Expenditures
Included in our capital expenditures for 2023 was $70 million in maintenance capital and $145 million in growth capital. Growth capital relates primarily to dealer and distributor supply contracts and terminals.
We currently expect to spend approximately $70 million in maintenance capital and at least $200 million in growth capital for the full year 2024.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31, 2023	December 31, 2022
Credit Facility	$411	$900
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
7.000% Senior Notes due 2028	500	—
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total debt	3,605	3,594
Less: current maturities	—	—
Less: debt issuance costs	25	23
Long-term debt, net of current maturities	$3,580	$3,571
Credit Facility
As of December 31, 2023, the balance on the Credit Facility was $411 million, and $5 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at December 31, 2023 was $1.1 billion. The weighted average interest rate on the total amount outstanding at December 31, 2023 was 7.54%. The Partnership was in compliance with all financial covenants at December 31, 2023.
Recent Financing Transaction
On September 20, 2023, we and Sunoco Finance Corp. completed a private offering of $500 million in aggregate principal amount of 7.000% senior notes due 2028. The Partnership used the proceeds from the private offering to repay a portion of the outstanding borrowings under the Credit Facility.
Pending NuStar Acquisition
In connection with our acquisition of NuStar, we expect to assume NuStar’s debt and issue additional debt, aggregating approximately $4.2 billion, subsequent to which the Partnership expects to remain in compliance with all existing financial covenants.

Contractual Obligations
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 1.1 million barrels with an aggregated unrealized loss of $8.6 million at December 31, 2023.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions or other financial or investment purposes.
Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Fair Value Estimates in Business Combination Accounting and Impairment of Long-Lived Assets, Goodwill, Intangible Assets and Investments in Unconsolidated Affiliates. Business combination accounting and quantitative impairment testing are required from time to time due to the occurrence of events, changes in circumstances, or annual testing requirements. For business combinations, assets and liabilities are required to be recorded at estimated fair value in connection with the initial recognition of the transaction. For impairment testing, long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value. Calculating the fair value of assets or reporting units in connection with business combination accounting or impairment testing requires management to make several estimates, assumptions and judgements, and in some circumstances management may also utilize third-party specialists to assist and advise on those calculations.
In order to allocate the purchase price in a business combination or to test for recoverability when performing a quantitative impairment test, we must make estimates of projected cash flows related to the asset, which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, we make certain estimates and assumptions, including, among other things, changes in general economic conditions in regions in which our markets are located, the availability and prices of commodities, our ability to negotiate favorable sales agreements, the risks that exploration and production activities will not occur or be successful, our dependence on certain significant customers and producers, and competition from other companies, including major energy producers. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.
The Partnership determines the fair value of our reporting units using the discounted cash flow method, the guideline company method, or a weighted combination of these methods. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determines the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimates a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
One key assumption in these fair value calculations is management’s estimate of future cash flows and EBITDA. In accounting for a business combination, these estimates are generally based on the forecasts that were used to analyze the deal economics. For impairment testing, these estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for business combination accounting and impairment testing, and significant changes in fair value estimates could occur in a given period. Such changes in fair value estimates could result in changes to the fair value estimates used in business combination accounting, which could significantly impact results of operations in a period subsequent to the business combination, depending on multiple factors, including the timing of such changes. In the case of impairment testing, such changes could result in additional impairments in future periods; therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period, resulting in additional impairments.
In addition, we may change our method of impairment testing, including changing the weight assigned to different valuation models. Such changes could be driven by various factors, including the level of precision or availability of data for our assumptions. Any changes in the method of testing could also result in an impairment or impact the magnitude of an impairment.
Management does not believe that any of the Partnership’s goodwill balances, long-lived assets or investments in unconsolidated affiliates is currently at significant risk of a material impairment.
Income Taxes. As a limited partnership, we are generally not subject to state and federal income tax and would therefore not recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We are, however, subject to a statutory requirement that our non-qualifying income cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through our wholly owned taxable corporate subsidiaries for which we have recognized deferred income tax liabilities and assets. These balances, as well as any income tax expense, are determined through management’s estimations, interpretation of tax laws of multiple jurisdictions and tax planning strategies. If our actual results differ from estimated results due to changes in tax laws, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustments in the future as additional facts become known or as circumstances change.
The benefit of an uncertain tax position can only be recognized in the consolidated financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the consolidated financial statements is measured at the largest amount that is greater than 50% likely of being realized. In determining the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding variable interest rate borrowings on the Credit Facility of $411 million as of December 31, 2023. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $4 million annually. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the years ended December 31, 2023 and 2022.

Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of December 31, 2023, we held approximately $812 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 1.1 million barrels with an aggregated unrealized gain of $8.6 million at December 31, 2023.
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
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2023, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and board of directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2023, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm".
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated February 16, 2024 expressed an unqualified opinion on those financial statements.
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
February 16, 2024

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interest in our General Partner is solely owned by Energy Transfer LP (“Energy Transfer”). As the sole member of our General Partner, Energy Transfer is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner’s limited liability company agreement provides that our General Partner’s Board of Directors (the “Board”) shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2023, the Board consisted of six persons, four of whom qualify as “independent” under the listing standards of the NYSE and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE’s listing standards, SEC rules and our governance guidelines are Oscar A. Alvarez, Imad K. Anbouba, Ray W. Washburne and David K. Skidmore.
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
The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited consolidated financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited consolidated financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The audit committee held four meetings during 2023.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Alvarez and includes Mr. Anbouba. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2023, neither Mr. Alvarez nor Mr. Anbouba was an officer or employee of affiliates of Energy Transfer, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Alvarez nor Mr. Anbouba is a former employee of affiliates of Energy Transfer. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The compensation committee held four meetings during 2023.
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
Executive Officers and Directors of our General Partner
The following table shows information about the current executive officers and directors of our General Partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors and board of directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board.

Name	Age	Position With Our General Partner
Joseph Kim	52	President & Chief Executive Officer and Director
Arnold D. Dodderer	55	General Counsel & Assistant Secretary
Karl R. Fails	49	Executive Vice President, Chief Operations Officer
Brian A. Hand	56	Senior Vice President, Chief Sales Officer
Dylan A. Bramhall	47	Chief Financial Officer
Austin B. Harkness	44	Senior Vice President, Chief Commercial Officer
Christopher R. Curia	68	Executive Vice President, Human Resources and Director
Ray W. Washburne	63	Chairman of the Board
Oscar A. Alvarez	68	Director
Imad K. Anbouba	69	Director
David K. Skidmore	68	Director
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
Arnold D. Dodderer - General Counsel & Assistant Secretary. Mr. Dodderer has served as General Counsel & Assistant Secretary of our General Partner since April 2016, and as General Counsel and Assistant Secretary of our affiliate, Sunoco, Inc. (now known as ETC Sunoco Holdings LLC), since April 2013. Between June 2007 and April 2013, Mr. Dodderer served in various capacities for Sunoco, Inc., including Assistant General Counsel and Chief Compliance Officer. Prior to joining Sunoco, Mr. Dodderer began his legal career in 2000 as an associate at the international law firm of K&L Gates. Mr. Dodderer earned a B.A. from the University of Arkansas and a J.D. from the University of Michigan.
Karl R. Fails - Executive Vice President, Chief Operations Officer. Mr. Fails has served as Executive Vice President, Chief Operations Officer of our General Partner since September 2021. He is responsible for overall performance of the business across all segments, both financial and operational, and has direct control of trucking transportation and midstream operations as well as commercial business development efforts and financial performance and analysis. Mr. Fails previously held the positions of Senior Vice President, Chief Operations Officer from January 2019 to September 2021, Senior Vice President, Chief Commercial Officer from February 2018 to January 2019, and Executive Vice President - Supply & Trading from January 2017 to January 2018 and held various other leadership positions during his tenure at the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Fails served in various operations and engineering roles in the refining business for both Valero Energy and Exxon. He holds Bachelor’s degrees in Chemical Engineering and Math from Brigham Young University and a Master of Business Administration degree from the University of California, Berkeley.
Brian A. Hand - Senior Vice President, Chief Sales Officer. Mr. Hand has served as Senior Vice President, Chief Sales Officer since April 2020. He is responsible for all aspects of the fuel distribution business, including strategic acquisition and divestment, branded wholesale, direct dealers, performance products, and sales. He is also responsible for all marketing functions, procurement, engineering, construction and strategic partnerships. Mr. Hand previously held the position of Chief Development and Marketing Officer, and various other leadership positions during his tenure with Sunoco LP and Sunoco, Inc. Mr. Hand previously served as Senior Vice President, Chief Development & Marketing Officer of our General Partner from February 2018 through April 2020. Mr. Hand previously held the position of Chief Procurement Officer at various Partnership subsidiaries and also held various other leadership positions during his tenure with the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Hand served in various leadership positions at Hewlett Packard, Blockbuster, Inc. and Cingular Wireless (now AT&T Mobility). He holds a Bachelor’s degree in Accounting and Business Management from Lebanon Valley College and a Master of Business Administration degree from Widener University.
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
Austin B. Harkness - Senior Vice President, Chief Commercial Officer. Mr. Harkness has served as Senior Vice President, Chief Commercial Officer, since June 2021. He is responsible for all aspects of the partnership’s supply, trading, pricing, real estate and unbranded sales activity. Mr. Harkness previously held the position of Vice President, Pricing & Real Estate beginning in March 2020 when he joined the partnership. Prior to joining the partnership, Mr. Harkness held various executive positions, including Chief Operating Officer for Honor and Vice President, Operations at YUM! Brands. Prior to that, Mr. Harkness worked at McKinsey where he served clients on a variety of strategic and commercial topics spanning multiple industries. He holds a Bachelor’s degree in Business Administration from the Business Honors Program and a Master of Business Administration degree from the McCombs School of Business, both at the University of Texas at Austin.
Christopher R. Curia - Executive Vice President-Human Resources and Director. Mr. Curia was appointed to the Board in August 2014. Mr. Curia has served as Executive Vice President-Human Resources of our General Partner since April 2015. Mr. Curia joined ETO in July 2008 and was appointed the Executive Vice President and Chief Human Resources Officer of Energy Transfer in January 2015. Mr. Curia has served on the board of directors of the general partner of USA Compression Partners, LP since April 2018. Prior to joining ET, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil and brings with him more than three decades of Human Resources experience in the oil and gas field. He also has several years’ experience in the retail sector of the energy industry. Mr. Curia earned a master’s degree in Industrial Relations from the University of West Virginia. Mr. Curia was selected to serve as a member of the Board due to the valuable perspective he brings from his extensive experience working as a human resources professional in the energy industry, and the insights he brings to the Board on matters such as succession planning, compensation, employee management and acquisition evaluation and integration.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Each director and executive officer (and, for a specified period, certain former directors and executive officers) of our General Partner and each holder of more than 10% of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates.
Delinquent Section 16(a) Reports
Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2023, except for one late Form 4 filing by Mr. Curia.
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
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2023 fiscal year are the following officers of our General Partner:

Name	Principal Position
Joseph Kim	President and Chief Executive Officer
Dylan A. Bramhall	Chief Financial Officer
Karl R. Fails	Executive Vice President, Chief Operations Officer
Brian A. Hand	Senior Vice President, Chief Sales Officer
Austin B. Harkness	Senior Vice President, Chief Commercial Officer
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
In addition to his role as the Chief Financial Officer of our General Partner, Mr. Bramhall also serves as Executive Vice President and Group Chief Financial Officer of Energy Transfer’s general partner. Prior to 2023, Mr. Bramhall’s compensation was handled on a dual basis with the management of Energy Transfer, setting Mr. Bramhall’s salary, long-term incentive pool targets and annual bonus targets and awards of long-term incentives and annual bonus amounts attributable to his services to Energy Transfer and the Compensation Committee directly approved the portions of Mr. Bramhall’s long-term incentives and annual bonus attributable to his services to SUN. Beginning with 2023, 100% of Mr. Bramhall’s compensation became attributable to Energy Transfer.
Compensation Philosophy and Objectives
Generally, our compensation philosophy and objectives are substantially the same as those set by Energy Transfer and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or “at-risk” compensation. We also share Energy Transfer’s philosophy that executives’ total compensation levels should be competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for our NEOs that provides for an annual base compensation rate slightly below the median market (i.e., approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles designed to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market for similarly situated businesses. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted unit and/or restricted phantom unit awards under the long-term incentive plan ("RSUs"), which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders. While the Partnership utilizes time-based forms of equity awards, the grant date valuation utilizes a modified total unitholder return (“TUR”) performance as measured against the average return of Alerian MLP index (AMZ) over defined periods of time. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs themselves are a time-vested vehicle. As discussed below, our Compensation Committee, in consultation with our General Partner, and, as applicable Energy Transfer or the Energy Transfer Compensation Committee, are responsible for the compensation policies and compensation level of the named executive officers of our General Partner.

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
Components of Executive Compensation
For the year ended December 31, 2023, the compensation paid to our NEOs consisted of the following components:
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
Periodically, we engage a third-party consultant to provide the Compensation Committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. During 2023, Meridian Compensation Partners (“Meridian”), the independent compensation advisor to Energy Transfer completed an evaluation of the market competitiveness of total compensation levels of the senior leadership team, including the named executive officers. The Meridian review provided market information with respect to compensation of Partnership executives, including the named executive officers during the year ended December 31, 2021. In particular, the review by Meridian was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership was reviewed by Meridian through various metrics in order to recognize the Partnership’s unique structure, including the facts that (i) the Partnership receives certain shared-service support from Energy Transfer; and (ii) in other functions, the Partnership operates in a manner consistent with an independent publicly-traded organization. As such, Meridian reviewed certain of our executive officers, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Meridian considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Meridian covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate officer, subsidiary officer or shared service function) given the unique characteristics of our structure. In addition to the companies reviewed as part of Meridian’s review for benchmarking, SUN will continue to work to refine a “core peer” group that is more identifiable in similar business lines and types as SUN.
Following Meridian’s 2023 review, the Compensation Committee reviewed the information provided, including Meridian’s specific summary observations and recommended considerations for all compensation going forward. The observations addressed overall competitive benchmarking, peer company approaches to compensation and short and long-term incentive plan design, the Compensation Committee considered and reviewed the results of the study performed by Meridian to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Meridian’s conclusions and recommendations. While Meridian found that SUN is continuing to achieve its stated objectives with respect to the “at-risk” approach, Meridian also recommended certain adjustments for consideration, which considerations were designed to allow SUN to continue to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term). In respect of the 2023 Meridian review, the Compensation Committee in consultation with Meridian and executive management approved the adoption of the Amended and Restated Sunoco GP LLC Annual Bonus Plan (the “Amended Bonus Plan”) effective as January 1, 2023. The Amended Bonus enhanced potential pay-out for achievement of specific performance goals allowing for a maximum Amended Bonus Plan payout of 130% of target as opposed to the prior Bonus Plan maximum payout of 116%. Specific changes are discussed below under the title of Annual Bonus. Certain of Meridian’s other suggested considerations as part of the review were implemented and others were determined to require additional review and consideration.
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
During the 2023 merit review process in July, the Compensation Committee approved base salary increase to each of the named executive officers. Mr. Kim’s salary increased to $675,000 from his previous level of $624,000, Mr. Fails’ salary increased to $410,494 from his previous level of $391,880, Mr. Hand’s salary increased to $375,000 from his previous level of $344,259 and Mr. Harkness’ salary increased to $350,000 from his previous level of $305,000. As noted above, Mr. Bramhall no longer receives a salary allocation from SUN effective November 11, 2022. In general, SUN approved a merit pool increase of 4.75 for all of its employees, including the named executive officers. However, in the case of Messrs. Kim (8.17%), Hand (8.93%) and Harkness (14.75%) larger base salary adjustments were approved consistent with the results of the 2023 Meridian review in recognition of their overall benchmarking.
Executive Compensation Clawback Policy. In November 2023, the Compensation Committee adopted the Sunoco LP Executive Officer Incentive Compensation Clawback Policy (the “Clawback Policy”), which requires the Partnership to recover erroneously awarded incentive-based compensation from executive officers in the event the Partnership is required to prepare an accounting restatement. The Clawback Policy applies to any individual who is currently or was previously designated as an “officer” of the Partnership as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, including all of our current NEOs. The Clawback Policy is designed to comply with the requirements of the SEC and the NYSE Listed Company Manual, including (i) the definition of an accounting restatement, (ii) the applicable types of incentive-based compensation, (iii) the relevant recovery period, and (iv) the approach for calculating the recovery amount.
Annual Bonus. In addition to base salary, the Compensation Committee makes a determination whether to award discretionary annual cash bonuses to employees, including our named executive officers, following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. As noted the Amended Bonus Plan replaced the Bonus Plan in connection with certain recommendations contained in Merdian’s 2023 review.
The Amended Bonus Plan is a discretionary annual cash bonus plan available to all employees, including the named executive officers. The purpose of the Amended Bonus Plan is to reward employees for contributions towards the Partnership’s business goals and to aid in motivating employees. The Amended Bonus Plan is administered by the Compensation Committee and the Compensation Committee has the authority to establish and interpret the rules and regulations relating to the Amended Bonus Plan, to select participants, to determine and approve the size of any actual award amount, to make all determinations, including factual determinations, under the Amended Bonus Plan, and to take all other actions necessary or appropriate for the proper administration of the Bonus Plan.

Prior to January 1, 2023, the Bonus Plan provided during each calendar year, or any other period designated by the Compensation Committee (the “Performance Period”), for the Compensation Committee to evaluate and determine an overall funded cash bonus pool based on achievement of (i) an internal Adjusted EBITDA target (“Adjusted EBITDA Target”), (ii) an internal distributable cash flow target (“DCF Target”) and (iii) performance of each department compared to the applicable departmental budget (“Departmental Budget Target”). For purposes of the Adjusted EBITDA Target and DCF Target established in the Bonus Plan, the measures of Adjusted EBITDA and Distributable Cash Flow are calculated using the same definitions as used in the Partnership’s publicly reported financial information, including the Partnership’s earnings press releases, investor presentations, and annual and quarterly filings on Forms 10-K and 10-Q. The performance criteria were weighted 60% on the achievement of the Adjusted EBITDA Target, 20% on the achievement of the DCF Target and 20% on the achievement of the Departmental Budget Target (collectively “Budget Targets”). The total amount of cash to be allocated to the funded bonus pool will range from 0% to 120% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. The maximum funding of the bonus pool is 116% of the total pool target, and to achieve such funding each of the Adjusted EBITDA and the DCF Target must achieve 120% funding and the Department Budget target must achieve its 100% target. While the funded bonus pool will reflect an aggregation of performance under each target, in the event performance under the Adjusted EBITDA Target is below 80% of its target, no bonus pool will be funded. If the bonus pool is funded, a participant may earn a cash award for the Performance Period based upon the level of attainment of the Budget Targets and his or her individual performance. Awards are paid in cash as soon as practicable after the end of the Performance Period but in no event later than two and one-half months after the end of the Performance Period.
Under the Amended Bonus Plan, for each Performance Period after January 1, 2023, the Compensation Committee will evaluate and determine an overall funded cash bonus pool based on achievement of (i) an Adjusted EBITDA Target, (ii) a DCF Target and (iii) a Departmental Budget Target. Under the Amended Bonus Plan, the Budget Targets were weighted 60% on the achievement of the Adjusted EBITDA Target, 25% on the achievement of the DCF Target and 15% on the achievement of the Departmental Budget Target. Under the Amended Bonus Plan, the DCF Target weighting increased to 25% from 20% under the Bonus and the Budget Target weighting was reduced from 20% to 15%. The total amount of cash to be allocated to the funded bonus pool will range from 0% to 135% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. The increased range on the funded bonus pool to 135% of the budgeted DCF Target and Adjusted EBITDA Target under the Amended Bonus Plan represented an increase from 120% each under the Bonus Plan.
The maximum funding of the bonus pool of 130% of the total pool target under the Amended Bonus Plan is an increase from 116% under the Bonus Plan. Maximum funding of the Adjusted EBITDA and the DCF Target under the Amended Bonus Plan requires achievement of 110% of the target as opposed to 120% under the Bonus Plan. The maximum funding of the Amended Bonus Plan at 130% is an increase from the 116% maximum under the Bonus Plan.
While the funded bonus pool will reflect an aggregation of performance under each target, in the event performance under the Adjusted EBITDA Target is below 80% of its target, no bonus pool will be funded. If the bonus pool is funded, a participant may earn a cash award for the Performance Period based upon the level of attainment of the Budget Targets and his or her individual performance. Awards under both the Bonus Plan and the Amended Bonus Plan are paid in cash as soon as practicable after the end of the Performance Period but in no event later than two and one-half months after the end of the Performance Period.
For 2023, the short-term annual cash bonus pool targets for Messrs. Kim, Fails, Hand and Harkness were as follows: 130% for Mr. Kim, 110% for Mr. Fails, and 105% for Messrs. Hand and Harkness. As noted above, Mr. Bramhall no longer receives a bonus allocation from SUN effective November 11, 2022.
While the achievement of the various budget targets sets a bonus pool under the Bonus Plan and the Amended Bonus Plan, actual bonus awards are discretionary. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of the budget targets during the performance period in light of the contribution of each individual to our profitability and success during such year. The Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and it does not utilize any formulaic approach to determine annual bonuses.
In February 2024, the Compensation Committee certified Partnership results to achieve a bonus payout of the bonus pool. The actual results reflected the achievement of approximately 107% of the Adjusted EBITDA Target, 104% of the DCF Target and 100% of the Departmental Budget Target. The Compensation Committee based on achieved results approved a 120% of the achieved pool target. The cash bonuses approved for Messrs. Kim, Fails, Hand and Harkness were $1,015,000, $530,000, $454,000 and $413,000, respectively.
In approving the 2023 bonuses of the named executive officers, the Compensation Committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2023 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2023 performance were materially consistent with their applicable bonus pool targets.

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
From time to time, the Compensation Committee may make grants under the plan to employees and/or directors containing such terms as the Compensation Committee shall determine under the LTIPs. The Compensation Committee determines the conditions upon which the restricted units granted may become vested or forfeited, and whether or not any such restricted units will have DERs entitling the grantee to receive an amount in cash equal to cash distributions made by us with respect to a like number of our common units during the restricted period.
For 2023, the annual long-term incentive targets set by the Compensation Committee for the named executive officers were 500% of annual base salary for Mr. Kim, 300% for Mr. Fails, and 200% for Messrs. Hand and Harkness. Mr. Bramhall’s 2023 Energy Transfer equity award was at a target of 500%.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering SUN’s modified TUR performance as measured against the average return of Alerian MLP index (AMZ) over defined time periods. In previous years, the comparison was conducted against an independently identified peer group. The change to using the AMZ for the TUR analysis beginning for 2022 awards was a recognition of the challenge of matching SUN’s business with an adequate set of peer companies for performance evaluation. It was determined that the AMZ would provide the most adequate basis for analysis. SUN will continue to evaluate the best and most adequate tool to appropriately measure an appropriate modified TUR analysis and will make changes as appropriate in future years. The modified TUR is designed to create a recognition of performance adjustment based on the prior periods measured to an element of performance impact in setting grant date value even though the RSUs themselves are a time-vested vehicle. For purposes of establishing an initial price, we utilize a 60 trading-day trailing weighted average price of SUN common units prior to November 1 of the respective year. This average trading price is then subject to adjustment when our TUR is more than 10% greater or less than that of companies within the AMZ. If the TUR analysis yields a result that is within 10% of the AMZ, the Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If our TUR is outside of the 10% deviation, the 60 trading day trailing weighted average will be adjusted. For purposes of the adjustment to the trailing average we will consider deviations from 10% to 30% up or down, which number will then be divided by two to establish a maximum of 15% either way from the trailing weighted average price based on SUN’s performance as compared to the AMZ.
For 2023, the Partnership’s TUR was within 10% of the AMZ the applicable measurement period, as such the Compensation Committee used the 60 day trailing weighted average price to establish the total available pool.
In December 2023, the Compensation Committee granted RSU awards to Messrs. Kim, Fails, Hand, and Harkness 70,000 units, 30,000 units, 20,500 units and 20,500 units, respectively, under the 2018 LTIP. In approving the grant of such RSUs, the Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In December 2023, Mr. Bramhall received a grant of equity awards by the Energy Transfer Compensation Committee in connection with his service to Energy Transfer’s general partner, with such awards including 189,750 Energy Transfer restricted units and 63,250 Energy Transfer cash restricted units.
Vesting of the 2023 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the partnership as that term is defined under the 2018 LTIP.
All of the RSUs granted, including to the named executive officers, provided for the vesting of 60% of the units at the end of the third year from the date of the grant and the vesting of the remaining 40% of the units at the end of the fifth year, subject to continued employment of the named executive officers through each specified vesting date. These RSUs entitle the grantee of the unit awards to receive, with respect to each Partnership common unit subject to such RSU that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our unitholders. In approving the grant of such unit awards, the Compensation Committee took into account a number of performance factors as well as the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.

As discussed below under “Potential Payments Upon a Termination or Change of Control,” all outstanding equity awards would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the award agreements also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards under the Energy Transfer Incentive Plans at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and are subject to the applicable provisions of IRC Section 409(A), which may include a six (6) month delay in the vesting after retirement. Beginning in 2022, the retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration.
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
Energy Transfer Non-Qualified Deferred Compensation Plan (the “ET NQDC Plan”) is a deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus and/or quarterly non-vested restricted unit and/or restricted phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the ET NQDC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested restricted unit and/or restricted phantom unit distribution equivalent income, and/or 50% of their discretionary performance bonus compensation during the following year. Pursuant to the ET NQDC Plan, Energy Transfer may make annual discretionary matching contributions to participants’ accounts; however, Energy Transfer has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the ET NQDC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Alvarez and Anbouba were the only members of the Compensation Committee during 2023. During 2023, neither Mr. Alvarez nor Mr. Anbouba was an officer or employee of affiliates of Energy Transfer, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither of the current Compensation Committee members is a former employee of affiliates of Energy Transfer.
Compensation Committee Report
The Compensation Committee of the board of directors of our General Partner has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with the management of the Partnership and approved its inclusion on this annual report on Form 10-K.
Compensation Committee
Oscar A. Alvarez (Chairman)
Imad K. Anbouba
The foregoing report shall not be deemed to be incorporated by reference by any general statement or reference to this Annual Report on Form 10-K into any filing under the Securities Act, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph Kim	2023	$649,500	$3,759,700	$1,015,000	$44,275	$16,832	$5,485,307
President and Chief Executive Officer	2022	612,000	3,385,740	922,900	—	15,471	4,936,111
	2021	544,211	2,207,480	707,500	—	15,208	3,474,399
Dylan A. Bramhall (5)	2023	—	—	—	—	—	—
Chief Financial Officer	2022	137,644	621,960	—	—	2,088	761,692
	2021	144,354	494,780	158,000	—	6,036	803,170
Karl R. Fails	2023	401,187	1,611,300	530,000	240,541	19,494	2,802,522
Executive Vice President — Chief Operations Officer	2022	384,343	1,160,700	470,000	(302,824)	18,199	1,730,418
	2021	358,314	1,715,730	377,000	177,066	17,381	2,645,491
Brian A. Hand	2023	359,629	1,101,055	454,000	136,917	18,836	2,070,437
Senior Vice President — Chief Sales Officer	2022	337,634	821,250	392,000	(110,748)	16,171	1,456,307
	2021	325,412	704,110	326,000	79,957	15,621	1,451,100
Austin B. Harkness	2023	327,500	1,101,055	413,000	—	16,905	1,858,460
Senior Vice President, Chief Commercial Officer	2022	281,915	1,095,500	330,000	—	14,544	1,721,959
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
(3)Sunoco LP maintains the Bonus Plan which provides for annual bonuses. Awards of bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis. In respect of Mr. Bramhall’s 2023 bonus award, 100% of his bonus will be awarded under the Energy Transfer bonus plan and is 100% attributable to Energy Transfer.
(4)The amounts reflected for 2023 in this column include (i) 401(k) Plan matching contributions made on behalf of the named executive officers of $12,900 for Mr. Kim, $16,500 for Mr. Fails, $14,307 for Mr. Hand, and $16,375 for Mr. Harkness, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Kim, Fails and Hand, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers of $1,932 for Mr. Kim, $994 for Mr. Fails, $2,528 for Mr. Hand and $530 for Mr. Harkness.
(5)Mr. Bramhall’s compensation is reported in detail in Item 11 of the Energy Transfer LP Annual Report on Form 10-K. All compensation decisions impacting Mr. Bramhall are made by the Compensation Committee of LE GP LLC, the general partner of Energy Transfer LP. As noted in the compensation discussion and analysis above, 100% of Mr. Bramhall’s 2023 compensation, other than the $211,815 in DERs paid on his unvested Sunoco LP restricted units was attributable to Energy Transfer LP. All compensation decisions for 2023, were made by the Compensation Committee of LE GP LLC. Prior to 2023, Mr. Bramhall’s compensation was handled on a dual basis with the management of Energy Transfer, setting Mr. Bramhall’s salary, long-term incentive pool targets and annual bonus targets and awards of long-term incentives and annual bonus amounts attributable to his services to Energy Transfer and the Compensation Committee directly approving the portions of Mr. Bramhall’s long-term incentives and annual bonus attributable to his services to SUN.
The amounts reflected for all periods exclude distribution payments in connection with DERs on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and DERs were originally granted. For 2023, distribution payments in connection with DERs totaled $975,273 for Mr. Kim, $211,815 for Mr. Bramhall (excluding distributions related to Energy Transfer unit awards), $453,793 for Mr. Fails, $288,397 for Mr. Hand, and $214,496 for Mr. Harkness.

Grants of Plan-Based Awards in 2023
The table below reflects awards granted to our NEOs under the LTIP during 2023.

Name	Grant Date	Type of Award (1)	All Other Unit Awards: Number of Shares of Units (#) (1)	Grant Date Fair Value of Unit Awards ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	12/8/2023	Restricted units	70,000	$3,759,700
Karl R. Fails	12/8/2023	Restricted units	30,000	1,611,300
Brian A. Hand	12/8/2023	Restricted units	20,500	1,101,055
Austin B. Harkness	12/8/2023	Restricted units	20,500	1,101,055
____________________________________________
(1)The reported grant date fair value of unit awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 18 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” For Mr. Bramhall, the amounts reported above include only his grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.

Outstanding Equity Awards at December 31, 2023
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2023.

		Unit Awards (1)
Name	Grant Date (1)	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (2)
Sunoco LP Unit Awards:
Joseph Kim	12/8/2023	70,000	$4,195,100
	12/12/2022	77,300	4,632,589
	12/16/2021	58,000	3,475,940
	12/30/2020	39,540	2,369,632
	12/16/2019	27,646	1,656,825
Dylan A. Bramhall (3)	12/12/2022	14,200	851,006
	12/16/2021	13,000	779,090
	12/30/2020	6,400	383,552
	10/27/2020	8,000	479,440
Karl R. Fails	12/8/2023	30,000	1,797,900
	12/12/2022	26,500	1,588,145
	12/16/2021	25,500	1,528,215
	9/2/2021	8,000	479,440
	12/30/2020	13,200	791,076
	12/16/2019	10,400	623,272
Brian A. Hand	12/8/2023	20,500	1,228,565
	12/12/2022	18,750	1,123,688
	12/16/2021	18,500	1,108,705
	12/30/2020	12,000	719,160
	12/16/2019	9,400	563,342
Austin B. Harkness	12/8/2023	20,500	1,228,565
	12/12/2022	16,500	988,845
	9/24/2022	10,000	599,300
	12/16/2021	14,500	868,985
	12/30/2020	8,000	479,440
	3/2/2020	3,000	179,790
____________________________________________
(1)RSUs outstanding vest as follows:
•at a rate of 60% in December 2026 and 40% in December 2028 for awards granted in December 2023;
•at a rate of 60% in December 2025 and 40% in December 2027 for awards granted in September and December 2022;
•at a rate of 60% in December 2024 and 40% in December 2026 for awards granted in December 2021;
•100% in December 2025 for the remaining outstanding portion of awards granted in October 2020, December 2020 and September 2021; and
•100% in December 2024 for the remaining outstanding portion of awards granted in December 2019 and March 2020.
(2)Based on the closing market price of our common units of $59.93 on December 29, 2023.
(3)For Mr. Bramhall, the amounts reported above include only his outstanding grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.

Units Vested in 2023
The following table provides information regarding the vesting of SUN restricted units held by certain of our NEOs during 2023. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	88,510	$4,689,260
Dylan A. Bramhall	21,600	1,144,368
Karl R. Fails	51,800	2,744,364
Brian A. Hand	27,400	1,451,652
Austin B. Harkness	12,000	635,760
____________________________________________
(1)Amounts presented represent the number of unit awards vested during 2023 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of Sunoco LP’s common units upon the vesting date.
Non-Qualified Deferred Compensation
Our NEOs are eligible to participate, and do participate, in a non-qualified deferred compensation plan administered by Energy Transfer. The Energy Transfer non-qualified deferred compensation plan is described in the compensation discussion and analysis above. The following table provides the voluntary salary deferrals made by the named executive officers in 2023 under the Energy Transfer NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Joseph Kim	$323,015	$—	$44,275	$—	$367,290
Karl R. Fails	—	—	240,541	—	1,341,420
Brian A. Hand	128,170	—	136,917	—	721,940
(1) Amounts included in the aggregate earnings column above have been included in the change in non-qualified deferred compensation earnings column of the summary compensation table.
Potential Payments upon Termination or Change of Control
Pursuant to the terms of the award agreements issued under the LTIP, in the event of a (i) Change of Control (as defined in the LTIPs, summarized below) or (ii) termination of employment due to death or disability, all RSUs shall vest. In the event of a termination of employment for any other reason, all RSUs that are still unvested shall be forfeited. The RSUs that would vest in the event of Change of Control are those RSU’s described for each NEO in the table entitled “Outstanding Equity Awards at December 31, 2023”.
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
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2023:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Joseph Kim	Unit Vesting	$16,330,086	$—	$16,330,086	$—
Dylan A. Bramhall (2)	Unit Vesting	2,493,088	—	2,493,088	—
Karl R. Fails	Unit Vesting	6,808,048	—	6,808,048	—
Brian A. Hand	Unit Vesting	4,743,460	—	4,743,460	—
Austin B. Harkness	Unit Vesting	4,344,925	—	4,344,925	—
____________________________________________
(1)The amounts reflected above represent the product of the number of RSUs units that were subject to vesting/restrictions on December 31, 2023 multiplied by the closing price of applicable common units on that date.
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
For the 2023 calendar year:
•The annual total compensation of Mr. Kim, as reported in the Summary Compensation Tables of this Item 11 was $5,485,307; and
•The median total compensation of the employees supporting our Partnership (other than Mr. Kim) was $93,303 for 2022, which “median employee” will be used for the 2023 analysis.
Based on this information, for 2023 the ratio of the annual total compensation of Mr. Kim to the median of the annual total compensation was approximately 59 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2023, the applicable employee populations consisted of 2,389 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2023 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2023.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee”.

4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2023 resulting in an annual compensation of $93,303, with cash compensation of $74,046. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $12,935 and the employee’s 401(k) matching contribution and profit sharing contribution, as applicable estimated at $6,322 per employee).
5.With respect to Mr. Kim, we used the amount reported in the “Total” column of our 2023 Summary Compensation Table under this Item 11.
Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. For 2023, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $100,000; an annual cash retainer of $15,000 ($25,000 for the chair) for serving on our audit committee; an annual cash retainer of $7,500 ($15,000 for the chair) for serving on our Compensation Committee; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of RSUs under the LTIP equal to an aggregate of $125,000 based on the same grant date valuation as is used for annual long-term incentive awards made to Partnership officers, including the named executive officers, through the annual modified total unitholder return analysis. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board for the first time is entitled to receive 2,500 unvested SUN common units. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
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
The following table provides a summary of compensation paid to each of our current and former non-employee directors (and Mr. Curia) with respect to 2023:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Ray W. Washburne	$100,000	$146,657	$246,657
Oscar A. Alvarez	130,000	146,657	276,657
Imad K. Anbouba	125,000	146,657	271,657
David K. Skidmore	122,500	146,657	269,157
Christopher R. Curia (3)	—	590,810	590,810

(1)The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee.
(2)The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2023, calculated in accordance with FASB ASC Topic 718, disregarding any estimate for forfeiture. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 18 in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
As discussed above, the number of units awarded is based on the annual award amount of $125,000 divided by the same grant-date valuation as is used for annual long-term incentive award to Partnership officers through the modified total unitholders return analysis.
(3)Mr. Curia (Energy Transfer's EVP and Chief Human Resources Officer) is entitled to receive grants of RSUs pursuant to the LTIP in recognition of his commitment and contribution to us and our unitholders. The restricted units granted in December 2023 will vest 60% in December 2026 and 40% in December 2028, subject to the terms of the award agreement. The awards of RSUs to Mr. Curia in respect of his contribution to us represent a portion of his total awards as an executive officer of Energy Transfer and the allocation of such percentage to us is in recognition of the portion of his total time spent on our business.

As of December 31, 2023, Mr. Alvarez had 11,800 outstanding RSUs, Mr. Anbouba had 11,800 outstanding RSUs, Mr. Skidmore had 8,031 outstanding RSU’s and Mr. Washburne had 5,598 outstanding RSUs. Additionally, Mr. Curia had 53,127 outstanding RSUs.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of common units and Class C Units of the Partnership that are issued and outstanding as of February 9, 2024 and held by:
•each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C Units;
•each director, director nominee and named executive officer of our General Partner; and
•all of our directors and executive officers of our General Partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (5)	Percentage of Common Units Beneficially Owned
Energy Transfer (2)	28,463,967	33.7%
Invesco Ltd. (3)	1,227,260	1.5%
ALPS Advisors, Inc. (4)	9,498,706	11.3%
Joseph Kim	179,335	*
Arnold D. Dodderer	33,690	*
Karl R. Fails	114,316	*
Brian A. Hand	72,105	*
Dylan Bramhall	13,099	*
Austin Harkness	10,186	*
Christopher R. Curia	76,701	*
Ray Washburne	—	*
Oscar A. Alvarez	10,231	*
Imad K. Anbouba	8,731	*
David K. Skidmore	2,500	*
All executive officers and directors as a group (twelve persons)	526,181	*
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
(2)The address for Energy Transfer and Energy Transfer’s subsidiaries is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(3)The information contained in the table and this footnote with respect to Invesco Ltd. is based solely on a filing on Schedule 13G/A filed with the SEC on January 10, 2024. The business address of the reporting party is 1331 Spring Street NW, Suite 2500, Atlanta, Georgia 30309.
(4)The information contained in the table and this footnote with respect to ALPS Advisors, Inc. is based solely on a filing on Schedule 13G filed with the SEC on February 5, 2024. The business address of the reporting party is 1290 Broadway, Suite 1000, Denver, Colorado 80203. ALPS Advisors, Inc. and Alerian MLP ETF, a fund controlled by ALPS, have shared voting and dispositve power as to the 9,498,706 common units.
(5)Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 9, 2024, there were 84,428,109 common units deemed to be beneficially owned for purposes of the above table.

The following table sets forth, as of February 9, 2024, the number of common units of Energy Transfer owned by each of the directors and named executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	Energy Transfer Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)
Joseph Kim	12,000	*
Arnold D. Dodderer	—	*
Karl R. Fails	13,161	*
Brian A. Hand	—	*
Dylan Bramhall	134,506	*
Austin Harkness	—	*
Christopher R. Curia	512,131	*
Ray W. Washburne (4)	620,135	*
Oscar A. Alvarez	3,379	*
Imad K. Anbouba	12,000	*
David P. Skidmore (5)	122,608	*
All executive officers and directors as a group (twelve persons)	1,475,988	*

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
(2)Beneficial ownership for the purposes of the above table is determined in accordance with the rules and regulation of the SEC. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or have the right to acquire such powers with sixty (60) days.
(3)As of February 9, 2024, there were 3,367,757,556 common units of Energy Transfer deemed to be beneficially owned for purposes of the above table.
(4)Includes 2,090 common units held by Mr. Washburne’s wife and 502,172 common units held in various family trusts.
(5)Includes 6,891 units held held by a trust for the benefit of Mr. Skidmore’s daughter for which Mr. Skidmore serves as a trustee.
Equity Compensation Plan Information
As of December 31, 2023, a total of 4,925,155 phantom units had been issued under our long-term incentive plans. Total securities remaining available for issuance under our long-term incentive plans as of December 31, 2023 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,589,157	—	7,512,639
Total	1,589,157	$—	7,512,639

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Energy Transfer and its Affiliates
The following table summarizes the distributions and payments made by us to Energy Transfer or its affiliates during 2023.

Transaction	Explanation	Amount/Value

2023 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our General Partner in respect of common units and IDRs during 2023.	$171 million
Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our General Partner for 2023.	$42 million
Bulk purchases of motor fuel from Energy Transfer and its affiliates.	Represents payments made to Energy Transfer and its affiliates for bulk motor fuel purchases.	$1.7 billion
Reimbursement to our General Partner for certain allocated overhead and other expenses.	Total payment to our General Partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations for 2023.	$34 million
Other Transactions with Related Persons
Related Party Agreements
During 2023, Sunoco LLC and Sunoco Retail had administrative and support services agreements in place pursuant to which a subsidiary of Energy Transfer provided certain general and administrative services to Sunoco LLC and Sunoco Retail during 2023. In addition, Sunoco, LLC and Sunoco Retail have treasury services agreements for certain cash management activities with Energy Transfer (R&M), LLC, an indirect wholly owned subsidiary of Energy Transfer.
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
As a policy matter, our Special Committee, comprised of our independent directors, generally reviews any proposed related-party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. In determining materiality, our General Partner evaluates several factors including the terms of the transaction, the capital investment required, and the revenues expected from the transaction. While there are no written policies or procedures for the Board to follow in making these determinations, the Board makes those determinations in light of its contractually-limited duties to the Partnership’s unitholders. Our Partnership Agreement provides that if the Board, through the Special Committee or otherwise, approves the resolution or course of action taken with respect to a conflict of interest, then it will be presumed that, in making its decision, the Board acted in good faith, and any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceedings will have the burden of overcoming such presumption (see “Item 1A. Risk Factors - Risks Related to Our Structure” in this annual report on Form 10-K).
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

Item 14. Principal Accountant Fees and Services
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP for the audit of our annual consolidated financial statements for 2023 and 2022, and fees billed for other services rendered by Grant Thornton LLP during the corresponding periods (dollars in millions).

	Fiscal 2023	Fiscal 2022
Audit Fees (1)	$2.3	$2.1
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$2.3	$2.1
_______________________________
(1)Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and services related to the audit of our internal control over financial reporting.
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

Part IV
Item 15. Exhibit and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
•Financial Statements - see Index to Consolidated Financial Statements appearing on page F-1.
•Financial Statement Schedules - None.
•Exhibits - see Exhibit Index set forth on page 73.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated as of April 6, 2017 (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

2.2
Amended and Restated Asset Purchase Agreement by and among Susser Petroleum Property Company LLC, Sunoco Retail LLC, Stripes LLC, Town & Country Food Stores, Inc., MACS Retail LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., and, solely for the limited purposes referenced therein, Sunoco, LP, Sunoco Finance Corp. and Sunoco, LLC, dated January 23, 2018 (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 24, 2018)

3.1
Second Amended and Restated Certificate of Limited Partnership of Sunoco LP dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated September 25, 2012 (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (Incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q ( File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of May 8, 2018 (Incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

4.1
Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 1, 2016)

4.2
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated January 23, 2018 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

4.3
First Supplemental Indenture, dated as of January 24, 2019, by and among Sunoco LP, Sunoco Finance Corp., the subsidiary guarantors party thereto and AMID Refined Products LLC, AMID Caddo LLC, AMID NLR LLC, as guarantors, and U.S. Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.4 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 22, 2019)

4.4
Indenture, dated as of March 14, 2019, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 14, 2019)

4.5
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated November 24, 2020 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 24, 2020)

4.6
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated October 20, 2021 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 20, 2021)

4.7
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, dated September 20, 2023 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 20, 2023)

4.8*	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934 - Description of common units

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

10.3+
Form of Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.9 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.4+	Form of Restricted Phantom Unit Agreement (Incorporated by reference to Exhibit 99.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 14, 2014)

10.5+
Form of Time -Vested Restricted Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.14 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 24, 2017)

10.6+	Sunoco GP LLC Annual Bonus Plan (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 13, 2018)

10.7*+	Sunoco GP LLC Amended and Restated Annual Bonus Plan

10.8+	Sunoco LP 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 20, 2018)

10.9+
Form of Time Vested Restricted Unit/Phantom Unit Agreement (Incorporated by reference to Exhibit 10.32 of the annual report on Form 10-K (File number 001-35653) filed by the registrant on February 22, 2019)

10.10	Revised Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.10 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 14, 2014)

10.11
Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014)

10.12
Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 23, 2015)

10.13
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 15, 2015)

10.14
Contribution Agreement, dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to limited provisions therein, Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015)

10.15
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

10.16
Guarantee of Collection, by Energy Transfer Operating, L.P. to Sunoco LP and Sunoco Finance Corp., dated May 1, 2020 (Incorporated by reference to Exhibit 10.12 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 19, 2021)

10.17
Amended and Restated Support Agreement, by and among ETC Sunoco Holdings LLC, Sunoco LP, Sunoco Finance Corp. and Energy Transfer Operating, L.P., dated May 1, 2020 (Incorporated by reference to Exhibit 10.13 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 19, 2021)

10.18
Common Unit Repurchase Agreement, by and among Sunoco LP, Heritage Holdings, Inc. and ETP Holdco Corporation, dated January 24, 2018 (Incorporated by reference to Exhibit 10.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.19
Distribution Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated January 23, 2018 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment request filed with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.37 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 23, 2018)

10.20
First Amendment, dated as of March 29, 2019, to Distributor Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated as of January 23, 2018 (asterisks located within the exhibit denote information which has been redacted) (Incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 9, 2019)

10.21
Second Amended and Restated Credit Agreement dated as of April 7, 2022, by and among Sunoco LP, as borrower, Bank of America N.A., as administrative agent, collateral agent swingline leader and an LC issuer and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 7, 2022)

21.1*	List of Subsidiaries of the Registrant

22.1	List of Guarantor and Issuer Subsidiaries (Incorporated by reference to Exhibit 22.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on November 2, 2023)

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

97.1*	Sunoco LP Executive Officer Incentive Compensation Clawback Policy

101*	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) in this Form 10-K include: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations and Comprehensive Income; (iii) our Consolidated Statement of Equity; (iv) our Consolidated Statements of Cash Flows; and (v) the notes to our Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Joseph Kim
Joseph Kim
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	February 16, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kim	Director, President and Chief Executive Officer	February 16, 2024
Joseph Kim	(Principal Executive Officer)

/s/ Dylan A. Bramhall	Chief Financial Officer	February 16, 2024
Dylan A. Bramhall	(Principal Financial Officer)

/s/ Rick J. Raymer	Vice President, Controller and Principal Accounting Officer	February 16, 2024
Rick J. Raymer	(Principal Accounting Officer)

/s/ Ray W. Washburne	Chairman of the Board	February 16, 2024
Ray W. Washburne

/s/ David K. Skidmore	Director	February 16, 2024
David K. Skidmore

/s/ Christopher R. Curia	Director	February 16, 2024
Christopher R. Curia

/s/ Imad K. Anbouba	Director	February 16, 2024
Imad K. Anbouba

/s/ Oscar A. Alvarez	Director	February 16, 2024
Oscar A. Alvarez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2024 expressed an unqualified opinion.
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
Fair value of property and equipment acquired in the Zenith Energy acquisition
As described further in Note 3 to the consolidated financial statements, the Partnership acquired 16 refined product terminals on May 1, 2023, from Zenith Energy for approximately $111 million. The Partnership utilized a third-party valuation specialist to estimate the fair value of the acquired property and equipment, which was determined to be $110 million. We identified the estimation of the fair value of the acquired property and equipment as a critical audit matter.
The principal consideration for our determination that the estimation of the fair value of the acquired property and equipment is a critical audit matter is that there was estimation uncertainty due to significant judgments with respect to the valuation methodologies and assumptions applied by the third-party valuation specialist, including the market and cost approaches. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s assumptions. In addition, the audit effort involved the use of internal specialists to assist in performing these procedures and evaluating the audit evidence.
Our audit procedures related to the estimation of the fair value of the acquired property and equipment included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the valuation methodologies and assumptions applied by the third-party valuation specialist. In addition to testing the effectiveness of controls, we also performed the following:

•Utilized an internal valuation specialist to evaluate:

◦the qualifications of the third-party valuation specialist engaged by the Partnership based on their credentials and experience,
◦the process used by management to develop the estimate, including valuation methodologies and assumptions used by the third-party valuation specialists and whether they were acceptable for the underlying assets and applied correctly,
◦the useful lives utilized by the third-party valuation specialist by comparing to industry standards and estimates,
◦the appropriateness of the replacement cost, by confirming the inputs utilized were reasonable for the underlying assets,
◦the estimates of fair values for assets which were valued based on comparable market data and the appropriateness of the replacement costs, by performing independent market research and analyses.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas
February 16, 2024

SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$29	$82
Accounts receivable, net	856	890
Accounts receivable from affiliates	20	15
Inventories, net	889	821
Other current assets	133	175
Total current assets	1,927	1,983

Property and equipment	2,970	2,796
Accumulated depreciation	(1,134)	(1,036)
Property and equipment, net	1,836	1,760
Other assets:
Operating lease right-of-use assets, net	506	524
Goodwill	1,599	1,601
Intangible assets, net	544	588
Other non-current assets	290	245
Investments in unconsolidated affiliates	124	129
Total assets	$6,826	$6,830
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$828	$966
Accounts payable to affiliates	170	109
Accrued expenses and other current liabilities	353	310
Operating lease current liabilities	22	21
Total current liabilities	1,373	1,406

Operating lease non-current liabilities	511	528
Long-term debt, net	3,580	3,571
Advances from affiliates	102	116
Deferred tax liabilities	166	156
Other non-current liabilities	116	111
Total liabilities	5,848	5,888
Commitments and contingencies (Note 13)
Equity:
Limited partners:
Common unitholders (84,408,014 and 84,054,765 units issued and outstanding as of December 31, 2023 and 2022, respectively)	978	942
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2023 and 2022)	—	—
Total equity	978	942
Total liabilities and equity	$6,826	$6,830

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)

	Year Ended December 31,
	2023	2022	2021
REVENUES:
Motor fuel sales	$22,525	$25,216	$17,152
Non-motor fuel sales	392	370	306
Lease income	151	143	138
Total revenues	23,068	25,729	17,596
COST OF SALES AND OPERATING EXPENSES:
Cost of sales	21,703	24,350	16,246
General and administrative	126	120	109
Other operating	356	338	270
Lease expense	68	63	59
Gain on disposal of assets	(7)	(13)	(14)
Depreciation, amortization and accretion	187	193	177
Total cost of sales and operating expenses	22,433	25,051	16,847
OPERATING INCOME	635	678	749
OTHER INCOME (EXPENSE):
Interest expense, net	(217)	(182)	(163)
Other income, net	7	1	—
Equity in earnings of unconsolidated affiliates	5	4	4
Loss on extinguishment of debt	—	—	(36)
INCOME BEFORE INCOME TAXES	430	501	554
Income tax expense	36	26	30
NET INCOME AND COMPREHENSIVE INCOME	$394	$475	$524

NET INCOME PER COMMON UNIT:
Common units - basic	$3.70	$4.74	$5.35
Common units - diluted	$3.65	$4.68	$5.28

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Common units - basic	84,081,083	83,755,378	83,369,534
Common units - diluted	85,093,497	84,803,698	84,438,276

CASH DISTRIBUTIONS PER COMMON UNIT	$3.368	$3.302	$3.302

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

Balance at December 31, 2020	$632
Cash distribution to unitholders, including incentive distributions	(357)
Unit-based compensation	16
Other	(4)
Net income	524
Balance at December 31, 2021	811
Cash distribution to unitholders, including incentive distributions	(359)
Unit-based compensation	14
Other	1
Net income	475
Balance at December 31, 2022	942
Cash distribution to unitholders, including incentive distributions	(371)
Unit-based compensation	17
Other	(4)
Net income	394
Balance at December 31, 2023	$978

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$394	$475	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	187	193	177
Amortization of deferred financing fees	8	7	7
Gain on disposal of assets	(7)	(13)	(14)
Loss on extinguishment of debt	—	—	36
Non-cash unit-based compensation expense	17	14	16
Deferred income tax	13	28	10
Inventory adjustments	114	(5)	(190)
Equity in earnings of unconsolidated affiliates	(5)	(4)	(4)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	34	(312)	(231)
Receivables from affiliates	(5)	(3)	(1)
Inventories	(182)	(172)	38
Other assets	47	(94)	(95)
Accounts payable	(101)	390	296
Accounts payable to affiliates	61	50	(20)
Accrued expenses and other current liabilities	43	—	9
Other non-current liabilities	(18)	7	(15)
Net cash provided by operating activities	600	561	543
INVESTING ACTIVITIES:
Capital expenditures	(215)	(186)	(174)
Distributions from unconsolidated affiliates in excess of cumulative earnings	9	8	9
Cash paid for acquisitions, net of cash acquired	(111)	(318)	(256)
Proceeds from disposal of property and equipment	31	32	34
Other	(2)	—	—
Net cash used in investing activities	(288)	(464)	(387)
FINANCING ACTIVITIES:
Senior Notes borrowings	500	—	800
Senior Notes repayments	—	—	(1,252)
Credit Facility borrowings	3,283	4,127	1,922
Credit Facility repayments	(3,772)	(3,808)	(1,341)
Loan origination costs	(5)	—	—
Cash distribution to unitholders, including incentive distributions	(371)	(359)	(357)
Net cash used in financing activities	(365)	(40)	(228)
Net increase (decrease) in cash and cash equivalents	(53)	57	(72)
Cash and cash equivalents at beginning of period	82	25	97
Cash and cash equivalents at end of period	$29	$82	$25

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Change in note payable to affiliate	$2	$6	$4
Payable due to seller in acquisition	—	10	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	202	176	174
Income taxes paid, net	29	30	14
 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except per unit data, are in millions)
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “SUN,” “we,” “us” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of December 31, 2023, Energy Transfer and its subsidiaries owned 100% of the membership interests in our General Partner, all of our incentive distribution rights (“IDRs”) and approximately 33.7% of our common units, which constitutes a 28.2% limited partner interest in us.
We distribute motor fuels across more than 40 states and territories throughout the United States, including Hawaii and Puerto Rico. We also operate retail stores in Hawaii and New Jersey.
Our primary operations are conducted by the following consolidated subsidiaries:
•Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in more than 40 states throughout the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in over 15 states.
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
•Peerless Oil & Chemicals, Inc. (“Peerless”), a Delaware corporation, is a terminal operator that distributes fuel products to over 100 locations primarily within Puerto Rico.
The consolidated financial statements of Sunoco LP presented herein for the years ended December 31, 2023, 2022 and 2021, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all wholly owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. Additionally, certain prior period amounts have been reclassified to conform to the 2023 presentation. These reclassifications had no impact on income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Cash, accounts receivable, certain other current assets, marketable securities, accounts payable, accrued expenses and certain other current liabilities are reflected in the consolidated balance sheets at carrying amounts, which approximate the fair value due to their short term nature.
Segment Reporting
We operate our business in two primary operating segments: Fuel Distribution and Marketing and All Other, both of which are included as reportable segments. Our Fuel Distribution and Marketing segment sells motor fuel to our All Other segment and external customers. Our All Other segment includes the Partnership’s credit card services, franchise royalties and its retail operations in Hawaii and New Jersey.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.
Sunoco LLC and Sunoco Retail have treasury services agreements with Energy Transfer (R&M), LLC, an indirect wholly owned subsidiary of Energy Transfer, for certain cash management activities. The net balance of Sunoco LLC and Sunoco Retail activity is reflected in either “Advances to affiliates” or “Advances from affiliates” on the consolidated balance sheets.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $26 million, $25 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Long-Lived Assets and Assets Held for Sale
Long-lived assets are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If such indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flows, an impairment charge is recorded in the consolidated statements of operations and comprehensive income for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows.
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
The Partnership uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, overall financial performance of the business and performance of the unit price of the Partnership.
If qualitative factors are not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value, then a quantitative approach is applied in making an evaluation. The quantitative evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies), an income approach (discounted cash flow analysis), or a weighted combination of these methods. The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital and earnings growth assumptions. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital and growth rates. Cash flow projections are derived from one-year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three-year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business. If the evaluation results in the fair value of the reporting unit being lower than the carrying value, an impairment charge is recorded.
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
Other Intangible Assets
Other finite-lived intangible assets consist of supply agreements, customer relations, non-compete agreements and loan origination costs. Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment only if and when circumstances warrant. Determination of an intangible asset’s fair value and estimated useful life are based on an analysis of pertinent factors including: (1) the use of widely-accepted valuation approaches, such as the income approach or the cost approach, (2) the expected use of the asset by the Partnership, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements and (5) the effects of obsolescence, demand, competition and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and remaining useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust its amortization period to reflect a new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.
Customer relations and supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to twenty years. Non-compete agreements are amortized over the terms of the respective agreements.
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
Long-lived assets related to asset retirement obligations aggregated $13 million and $14 million as of December 31, 2023 and 2022, respectively, and were reflected as property and equipment, net, on our consolidated balance sheets.
Environmental Liabilities
Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. We determine and establish a liability on a site-by-site basis when future environmental expenditures are probable and can be reasonably estimated. A related receivable is recorded for estimable and probable reimbursements.
Revenue Recognition
Revenue from motor fuel is recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. The Partnership charges wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through Sunoco Retail, our wholly owned corporate subsidiary, we sell motor fuel to customers on a commission agent basis, in which we retain title to inventory, control access to and sale of fuel inventory and recognize revenue at the time the fuel is sold to the end-use customer. In our Fuel Distribution and Marketing segment, we derive additional income from lease income, propane, lubricating oils and other ancillary product and service offerings. In our All Other segment, we derive other income from merchandise, lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes and other ancillary product and service offerings. We record revenue from other retail transactions on a net commission basis when a product is sold and/or services are rendered.
Lease Income
Lease income from operating leases is recognized on a straight-line basis over the term of the lease.
Cost of Sales
We include in cost of sales all costs incurred to acquire fuel and merchandise, including the costs of purchasing, storing and transporting inventory prior to delivery to our customers. Items are removed from inventory and are included in cost of sales based on the retail inventory method for merchandise and the LIFO method for motor fuel. Cost of sales does not include depreciation of property and equipment as amounts attributed to cost of sales would not be significant. Depreciation is classified within operating expenses in the consolidated statements of operations and comprehensive income.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $274 million, $285 million and $332 million for the years ended December 31, 2023, 2022 and 2021, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations and comprehensive income.

Deferred Branding Incentives
We receive payments for branding incentives related to fuel supply contracts. Unearned branding incentives are deferred and amortized on a straight-line basis over the term of the agreement as a credit to cost of sales.
Lease Accounting
At the inception of each lease arrangement, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify lease assets as operating or finance leases under Topic 842. The Partnership has elected not to record any leases with terms of 12 months or less on our consolidated balance sheets.
Balances related to operating leases are included in operating lease right-of-use assets, net, operating lease current liabilities and non-current operating lease liabilities on our consolidated balance sheets. Finance leases represent a small portion of the active lease agreements and are included in other non-current assets and long-term debt, net on our consolidated balance sheets. The right-of-use assets represent the Partnership’s right to use an underlying asset for the lease term and lease liabilities represent the obligation of the Partnership to make minimum lease payments arising from the lease for the duration of the lease term.
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
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable. Presently, because many of our leases do not provide an implicit rate, the Partnership applies its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of minimum lease payments. The operating and finance lease right-of-use assets include any lease payments made and exclude lease incentives.
Minimum rent is expensed on a straight-line basis over the term of the lease, including renewal periods that are reasonably assured at the inception of the lease. The Partnership is typically responsible for payment of real estate taxes, maintenance expenses and insurance. The Partnership also leases certain vehicles, and such leases are typically less than five years.
For short-term leases (leases that have term of twelve months or less upon commencement), lease payments are recognized on a straight-line basis and no right-of-use assets are recorded.
Earnings Per Unit
In addition to limited partner units, we have IDRs as participating securities and compute net income per common unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the First Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions and distributions on unvested phantom unit awards, by the weighted average number of outstanding common units.
Unit-Based Compensation
Under the Partnership's long-term incentive plans, various types of awards may be granted to employees, consultants and directors of our General Partner who provide services for us. Compensation expense related to outstanding awards is recognized over the vesting period based on the grant-date fair value. The grant-date fair value is determined based on the market price of our common units on the grant date. We amortize the grant-date fair value of these awards over their vesting period using the straight-line method. Expenses related to unit-based compensation are included in general and administrative expenses.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2023, 2022 and 2021, our qualifying income met the statutory requirement.
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
The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, we reassess these probabilities and record any changes through the provision for income taxes.
3.Acquisitions and Divestitures
2024 Acquisitions and Divestitures
On January 22, 2024, we entered into a definitive agreement with NuStar Energy L.P. (“NuStar”) to acquire NuStar in an all-equity transaction valued at approximately $7.3 billion, including assumed debt. Under the terms of the agreement, NuStar common unitholders will receive 0.400 Sunoco common units for each NuStar common unit. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions.
On January 11, 2024, we entered into a definitive agreement with 7-Eleven, Inc. to sell 204 convenience stores located in West Texas, New Mexico, and Oklahoma for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN will also amend its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. The transaction is expected to close promptly upon receipt of regulatory approvals and satisfaction of customary closing conditions.
On January 11, 2024, we announced that we will acquire liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million including working capital. The transaction is expected to close in the first quarter of 2024, subject to customary closing conditions.
2023 Acquisition
On May 1, 2023, we completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for approximately $111 million, including working capital. The purchase price was primarily allocated to property and equipment.
2022 Acquisitions
On November 30, 2022, we completed the acquisition of Peerless for $67 million, net of cash acquired. Peerless is an established terminal operator that distributes fuel products to over 100 locations primarily within Puerto Rico. Management, with the assistance of an independent valuation firm, determined the fair value of assets and liabilities at the date of the acquisition. Goodwill acquired in connection with the acquisition is deductible for tax purposes. The following table summarizes the final allocation of the purchase price among the assets acquired and liabilities assumed:

November 30, 2022
Other current assets	$26
Property and equipment	65
Goodwill	11
Current liabilities	(15)
Deferred tax liability	(11)
Net assets	76
Cash acquired	(9)
Total cash consideration, net of cash acquired	$67
On April 1, 2022, we completed the acquisition of a transmix processing and terminal facility in Huntington, Indiana from Gladieux Capital Partners, LLC for $252 million, net of cash acquired. Management, with the assistance of an independent valuation firm, determined the fair value of assets and liabilities at the date of the acquisition. Goodwill acquired in connection with the acquisition is deductible for tax purposes. The following table summarizes the final allocation of the purchase price among the assets acquired and liabilities assumed:

April 1, 2022
Inventories	$108
Other current assets	56
Property and equipment	73
Goodwill	20
Intangible assets	98
Current liabilities	(88)
Net assets	267
Cash acquired	(15)
Total cash consideration, net of cash acquired	$252
2021 Acquisitions
On October 8, 2021, we acquired eight refined product terminals from NuStar Energy L.P. for $250 million. The terminals have a combined storage capacity of approximately 14.8 million barrels and are located along the East Coast and in the greater Chicago market. Management, with the assistance of an independent valuation firm, determined the fair value of assets and liabilities at the date of the acquisition. The purchase price was primarily allocated to property and equipment.
Additionally, on September 24, 2021, we acquired a refined product terminal from Cato, Incorporated for approximately $6 million. The terminal, located in Salisbury, Maryland, has storage capacity of approximately 140 thousand barrels.
4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2023	December 31, 2022
Accounts receivable, trade	$703	$755
Credit card receivables	107	81
Other receivables	47	56
Allowance for expected credit losses	(1)	(2)
Accounts receivable, net	$856	$890
5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the LIFO method. As of December 31, 2023 and 2022, the Partnership’s fuel inventory balance included lower of cost or market reserves of $230 million and $116 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the years ended December 31, 2023, 2022 and 2021, the Partnership’s cost of sales included an unfavorable inventory adjustment of $114 million and favorable inventory adjustments of $5 million and $190 million, respectively.

Inventories, net consisted of the following:

	December 31, 2023	December 31, 2022
Fuel	$876	$809
Other	13	12
Inventories, net	$889	$821
6.Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Land	$669	$645
Buildings and leasehold improvements	713	686
Equipment	1,490	1,383
Construction in progress	98	82
Total property and equipment	2,970	2,796
Less: accumulated depreciation	1,134	1,036
Property and equipment, net	$1,836	$1,760
Depreciation expense on property and equipment was $139 million, $141 million and $120 million for the years ended December 31, 2023, 2022 and 2021, respectively.
7.Goodwill and Intangible Assets, net
Goodwill
Goodwill balances and activity for the years ended December 31, 2023 and 2022 consisted of the following:

	Segment
	Fuel Distribution and Marketing	All Other	Consolidated
Balance at December 31, 2021	$1,268	$300	$1,568
Goodwill related to transmix processing and terminal acquisition	20	—	20
Goodwill related to Peerless acquisition	13	—	13
Balance at December 31, 2022	1,301	300	1,601
Other adjustments	(2)	—	(2)
Balance at December 31, 2023	$1,299	$300	$1,599
During the fourth quarters of 2023, 2022 and 2021, we used qualitative factors to determine whether it was more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeded its carrying amount. No goodwill impairment was identified for the reporting units as a result of these tests.
Intangible Assets, net
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived
Tradenames	$302	$—	$302	$302	$—	$302
Liquor licenses	12	—	12	12	—	12
Finite-lived
Customer relations including supply agreements	669	440	229	669	396	273
Other intangibles	8	7	1	8	7	1
Intangible assets, net	$991	$447	$544	$991	$403	$588

During the fourth quarters of 2023, 2022 and 2021, we performed the annual impairment tests on our indefinite-lived intangible assets. No impairments were recorded in 2023, 2022 and 2021.
Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $44 million, $48 million and $52 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Customer relations and supply agreements have a remaining weighted average life of approximately 10 years.
As of December 31, 2023, the Partnership’s estimate of amortization for each of the five succeeding fiscal years and thereafter for finite-lived intangibles was as follows:

Amortization
2024	$34
2025	24
2026	24
2027	24
2028	24
Thereafter	100
Total	$230
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Wage and other employee-related accrued expenses	$38	$35
Accrued tax expense	182	164
Accrued insurance	30	32
Accrued interest expense	41	31
Dealer deposits	23	21
Accrued environmental expense	6	6
Other	33	21
Accrued expenses and other current liabilities	$353	$310

9.Long-Term Debt, net
Total long-term debt, net consisted of the following:

	December 31, 2023	December 31, 2022
Credit Facility	$411	$900
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
7.000% Senior Notes due 2028	500	—
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total long-term debt	3,605	3,594
Less: debt issuance costs	25	23
Total long-term debt, net	$3,580	$3,571
At December 31, 2023, scheduled future debt maturities were as follows:

2024	$—
2025	—
2026	—
2027	1,011
2028	900
Thereafter	1,694
Total	$3,605
Senior Notes
The terms of each tranche of the Partnership’s senior notes (the “Senior Notes”) are governed by indentures among the Partnership and Sunoco Finance Corp. (together, the “Issuers”), and certain other subsidiaries of the Partnership (the “Guarantors”) and U.S. Bank National Association, as trustee. The Senior Notes are senior obligations of the Issuers and are guaranteed by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The Senior Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The Senior Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s Credit Facility (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the Senior Notes.
On September 20, 2023, we and Sunoco Finance Corp. completed a private offering of $500 million in aggregate principal amount of 7.000% senior notes due 2028. These notes will mature on September 15, 2028 and interest is payable semi-annually on March 15 and September 15 of each year. The Partnership used the proceeds from the private offering to repay a portion of the outstanding borrowings under our Credit Facility.
The 6.000% Senior Notes due 2027 will mature on April 15, 2027 and interest is payable semi-annually on April 15 and October 15 of each year. The 5.875% Senior Notes due 2028 will mature on March 15, 2028 and interest is payable semi-annually on March 15 and September 15 of each year. The 4.500% Senior Notes due 2029 will mature on May 15, 2029 and interest is payable semi-annually on May 15 and November 15 of each year. The 4.500% Senior Notes due 2030 will mature on April 30, 2030, and interest is payable semi-annually on April 30 and October 30 of each year.
Energy Transfer guarantees collection to the Issuers with respect to the payment of the principal amount of the 5.875% Senior Notes due 2028. Energy Transfer is not subject to any of the covenants under the Indenture.
Credit Facility
On April 7, 2022, we entered into a Second Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a letter of credit issuer (the “Credit Facility”). The Credit Facility is a $1.50 billion revolving credit facility which matures on April 7, 2027 (which date may be extended in accordance with the terms of the Credit Facility). The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $500 million.
Borrowings under the Credit Facility will bear interest at a base rate (a rate based off of the higher of (a) the Federal Funds Rate (as defined in the Credit Facility) plus 0.500%, (b) Bank of America’s prime rate and (c) one-month Term SOFR (as defined therein)

plus 1.00%), in each case plus an applicable margin ranging from 1.250% to 2.250%, in the case of a Term SOFR loan, or from 0.250% to 1.25%, in the case of a base rate loan (determined with reference to the Partnership’s Net Leverage Ratio as defined in the Credit Facility). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 1.750%, in the case of a Term SOFR loan, or from 0.125% to 0.750%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt and the Partnership’s corporate issuer rating). Interest is payable quarterly if the base rate applies, and at the end of the applicable interest period Term SOFR applies. In addition, the unused portion of the Partnership’s Credit Facility will be subject to a commitment fee ranging from 0.250% to 0.350%, based on the Partnership’s Net Leverage Ratio. Upon the first achievement by the Partnership of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.350%, based on the Partnership’s credit rating as described above.
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
As of December 31, 2023, the balance on the Credit Facility was $411 million, and $5 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at December 31, 2023 was $1.084 billion. The weighted average interest rate on the total amount outstanding at December 31, 2023 was 7.54%. The Partnership was in compliance with all financial covenants at December 31, 2023. The Partnership’s net leverage ratio was 3.66 to 1.00 at December 31, 2023.
Lease-Related Financing Obligations
Southside Oil, LLC, a subsidiary of the Partnership, is a party to a sale leaseback transaction that did not meet the criteria for sale leaseback accounting. This transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2058, require monthly interest and principal payments, and bear interest at 11.865%. As of December 31, 2023 and 2022, the balance of the sale leaseback financing obligation was $85 million.
Lease-related financing obligations also include finance lease obligations of $9 million as of December 31, 2023 and 2022, as further discussed in Note 13.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of December 31, 2023 were $3.5 billion and $3.6 billion, respectively. As of December 31, 2022, the aggregate fair value and carrying amount of our consolidated debt obligations were $3.4 billion and $3.6 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
10.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Asset retirement obligations	$84	$81
Accrued environmental expense, long-term	12	12
Other	20	18
Other non-current liabilities	$116	$111
We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$81	$79
Liabilities incurred	—	—
Liabilities settled	(1)	(2)
Accretion expense	4	4
Balance at end of year	$84	$81
11.Related-Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Our investment in the J.C. Nolan joint ventures was $124 million and $129 million as of December 31, 2023 and 2022, respectively. In addition, we recorded income on the unconsolidated joint ventures of $5 million, $4 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Summary of Transactions
Related party transactions for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Motor fuel sales to affiliates	$42	$52	$25
Bulk fuel purchases from affiliates	1,661	2,188	1,705
Significant affiliate balances included on our consolidated balance sheets were as follows:
•Accounts receivable from affiliates were $20 million and $15 million at December 31, 2023 and 2022, respectively, which were primarily related to motor fuel sales to affiliates.
•Accounts payable to affiliates were $170 million and $109 million as of December 31, 2023 and 2022, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $102 million and $116 million at December 31, 2023 and 2022, respectively, which were related to treasury services agreements with Energy Transfer.
12.Revenue
Disaggregation of Revenue
We operate our business in two primary segments, Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Year Ended December 31,
	2023	2022	2021
Fuel Distribution and Marketing Segment
Distributor	$9,621	$10,938	$8,388
Dealer	4,013	4,735	3,599
Unbranded wholesale	6,865	7,098	3,144
Commission agent	1,409	1,737	1,438
Non-motor fuel sales	148	140	82
Lease income	139	132	127
Total	22,195	24,780	16,778
All Other Segment
Motor fuel	617	708	583
Non-motor fuel sales	244	230	224
Lease income	12	11	11
Total	873	949	818
Total Revenue	$23,068	$25,729	$17,596
Fuel Distribution and Marketing Revenue
The Partnership’s Fuel Distribution and Marketing segment earns revenue from the following channels: sales to distributors, sales to dealers, unbranded wholesale revenue, commission agent revenue, non-motor fuel sales and lease income. Motor fuel revenue consists primarily of the sale of motor fuel under supply agreements with third-party customers and affiliates. Fuel supply contracts with our customers generally provide that we distribute motor fuel at a formula price based on published rates, volume-based profit margin and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, the Partnership estimates the variable consideration amount and factors in such an estimate to determine the transaction price under the expected value method.
Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. To determine when control transfers to the customer, the shipping terms of the contract are assessed as a primary indicator of the transfer of control. For FOB shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, the Partnership is precluded from redirecting the shipment to another customer and revenue is recognized.
Commission agent revenue consists of sales from commission agent agreements between the Partnership and select operators. The Partnership supplies motor fuel to sites operated by commission agents and sells the fuel directly to the end-use customer. In commission agent arrangements, control of the product is transferred at the point in time when the goods are sold to the end-use customer. To reflect the transfer of control, the Partnership recognizes commission agent revenue at the point in time fuel is sold to the end-use customer.
The Partnership receives lease income from leased or subleased properties. Revenues from leasing arrangements for which we are the lessor are recognized ratably over the term of the underlying lease.
All Other Revenue
The Partnership’s All Other segment earns revenue from the following channels: motor fuel sales, non-motor fuel sales and lease income. Motor fuel sales consist of fuel sales to consumers at company-operated retail stores. Non-motor fuel sales includes merchandise revenue that comprises the in-store merchandise and food service sales at company-operated retail stores and other revenue that represents a variety of other services within our All Other segment including credit card processing, car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. Revenue from All Other operations is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or the service is provided.

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
The balances of the Partnership’s contract assets and contract liabilities as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022	Increase/ (Decrease)
Contract assets	$256	$200	$56
Accounts receivable from contracts with customers	809	834	(25)
Contract liabilities	—	—	—
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
The Partnership distributes fuel under long-term contracts to branded distributors, branded and unbranded third-party dealers and branded and unbranded retail fuel outlets. Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately ten years, with an estimated, volume-weighted term remaining of approximately five years.
The Partnership is party to a 15-year take-or-pay fuel supply agreement with 7-Eleven, Inc. and SEI Fuel Services, Inc. (collectively, the “Distributor”) in which the Distributor is required to purchase a volume of fuel that provides the Partnership a minimum amount of gross profit annually. We expect to recognize this revenue in accordance with the contract as we transfer control of the product to the customer. However, in case of an annual shortfall we will recognize the amount payable by the Distributor at the sooner of the time at which the Distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations. 7-Eleven, Inc. accounts for approximately 20% of both total revenues and motor fuel gallons sold.
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
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets on our consolidated balance sheets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized in the years ended December 31, 2023, 2022 and 2021 was $29 million, $22 million and $21 million, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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
13.Commitments and Contingencies
Lessee Accounting
The Partnership leases retail stores, other property and equipment under non-cancellable operating leases whose initial terms are typically five to 30 years, with some having a term of 40 years or more, along with options that permit renewals for additional periods. At the inception of each, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify leased assets as operating or finance under Topic 842. The Partnership has elected not to record any leases with terms of 12 months or less on our consolidated balance sheets.
At this time, the majority of active leases within our portfolio are classified as operating leases. Operating leases are included in operating lease right-of-use assets, net, operating lease current liabilities and operating lease non-current liabilities on our consolidated balance sheets. Finance leases represent a small portion of the active lease agreements and are included in other non-current assets and long-term debt, net on our consolidated balance sheets. The right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payments arising from the lease for the duration of the lease term.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 20 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally, many leases contain early termination clauses, however early termination typically requires the agreement of both parties to the lease. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. At this time, the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term.
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable. At this time, many of our leases do not provide an implicit rate, therefore to determine the present value of minimum lease payments we use our incremental borrowing rate based on the information available at lease commencement date. The right-of-use assets also include any lease payments made and exclude lease incentives.
Minimum rent payments are expensed on a straight-line basis over the term of the lease. In addition, some leases may require additional contingent or variable lease payments based on factors specific to the individual agreement. Variable lease payments we are typically responsible for include payment of real estate taxes, maintenance expenses and insurance.

The components of lease expense consisted of the following:

		Year Ended December 31,
Lease cost	Classification	2023	2022
Operating lease costs:
Operating lease cost	Lease expense	$51	$49
Finance lease costs:
Amortization of leased assets	Depreciation, amortization and accretion	—	—
Interest on lease liabilities	Interest expense	—	—
Short-term lease cost	Lease expense	2	2
Variable lease cost	Lease expense	15	12
Sublease income	Lease income	(42)	(39)
Net lease cost		$26	$24

Lease term and discount rate	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	22	22
Finance leases	27	28
Weighted average discount rate (%)
Operating leases	6%	6%
Finance leases	4%	4%

	Year Ended December 31,
Other information	2023	2022
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(51)	$(49)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	—	17

Maturities of lease liabilities as of December 31, 2023 were as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2024	$50	$—	$50
2025	48	—	48
2026	47	—	47
2027	46	—	46
2028	45	—	45
Thereafter	726	15	741
Total lease payments	962	15	977
Less: interest	429	6	435
Present value of lease liabilities	$533	$9	$542
Lessor Accounting
The Partnership leases or subleases a portion of its real estate portfolio to third-party companies as a stable source of long-term revenue. Our lessor and sublease portfolio consists mainly of operating leases with convenience store operators. At this time, most lessor agreements contain five-year terms with renewal options to extend and early termination options based on established terms specific to the individual agreement.

Minimum future lease payments receivable as of December 31, 2023 were as follows:

2024	$108
2025	99
2026	82
2027	63
2028	38
Thereafter	17
Total undiscounted cash flows	$407
Litigation and Contingencies
We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. In the ordinary course of business, we are sometimes threatened with or named as a defendant in various lawsuits seeking actual and punitive damages for personal injury and property damage. We maintain liability insurance with insurers in amounts and with coverage and deductibles management believes are reasonable and prudent, and which are generally accepted in the industry. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect us from material expenses related to personal injury or property damage in the future. In addition, various regulatory agencies such as tax authorities, environmental agencies, or other such agencies may perform audits or reviews to ensure proper compliance with regulations. We are not fully insured for any claims that may arise from these various agencies and there can be no assurance that any claims arising from these activities would not have an adverse, material effect on our consolidated financial statements.
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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems and terminals. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2023, our coverage was $10 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $18 million as of December 31, 2023 and 2022, which are classified as accrued expenses and other current liabilities and other non-current liabilities.
14.Assets under Operating Leases
The balances of property and equipment that are being leased to third parties were as follows:

	December 31, 2023	December 31, 2022
Land	$392	$374
Buildings and improvements	511	466
Equipment	447	402
Total property and equipment	1,350	1,242
Less: accumulated depreciation	(563)	(497)
Property and equipment, net	$787	$745

15.Interest Expense, net
Components of net interest expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Interest expense	$212	$176	$156
Amortization of deferred financing fees	8	7	7
Interest income	(3)	(1)	—
Interest expense, net	$217	$182	$163
16.Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$16	$—	$15
State	7	(2)	5
Total current income tax expense (benefit)	23	(2)	20
Deferred:
Federal	9	24	7
State	4	4	3
Total deferred tax expense	13	28	10
Income tax expense	$36	$26	$30
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Income tax expense at United States statutory rate	$90	$105	$116
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(64)	(74)	(96)
State and local tax, including federal expense	10	1	7
Other	—	(6)	3
Income tax expense	$36	$26	$30

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Principal components of deferred tax assets and liabilities were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating and other loss carry forwards	$3	$3
Other	21	22
Total deferred tax assets	24	25
Deferred tax liabilities:
Property and equipment	55	52
Trademarks and other intangibles	91	89
Investments in unconsolidated affiliates	44	39
Other	—	1
Total deferred tax liabilities	190	181
Net deferred income tax liabilities	$166	$156
As of December 31, 2023, Sunoco Retail LLC, a corporate subsidiary of Sunoco LP, had a state net operating loss carryforward of $75 million, which we expect to fully utilize. Sunoco Retail LLC has no federal net operating loss carryforward.
As of December 31, 2023, we had $11 million ($8 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate. We did not recognize any changes in unrecognized tax benefits in 2023, 2022 or 2021.
We accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2023, we recognized interest and penalties of $1 million. At December 31, 2023, we had interest and penalties accrued of $3 million, net of taxes.
The IRS is auditing a 2018 income tax refund claim filed by a wholly owned subsidiary of Sunoco LP. In general, the Partnership and its subsidiaries are no longer subject to examination by the Internal Revenue Service and most state jurisdictions for 2018 and prior years.
17.Partners’ Capital
As of December 31, 2023, Energy Transfer and its subsidiaries owned 28,463,967 common units, which constitutes a 28.2% limited partner interest in the Partnership. As of December 31, 2023, our wholly owned consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 55,944,047 common units.
Common Units
Common unit activity for the years ended December 31, 2023 and 2022 was as follows:

Number of Units
Number of common units at December 31, 2021	83,670,950
Phantom unit vesting	383,815
Number of common units at December 31, 2022	84,054,765
Phantom unit vesting	353,249
Number of common units at December 31, 2023	84,408,014
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

The calculation of net income allocated to common unitholders was as follows:

	Year Ended December 31,
	2023	2022	2021
Attributable to Common Units
Distributions declared	$284	$277	$275
Distributions (in excess of) less than net income	27	120	171
Common unitholders’ interest in net income	$311	$397	$446
Class C Units
The Partnership has outstanding an aggregate of 16,410,780 Class C Units, all of which are held by wholly owned subsidiaries of the Partnership.
Class C Units (i) are not convertible or exchangeable into Common Units or any other units of the Partnership and are non-redeemable; (ii) are entitled to receive distributions of available cash of the Partnership (other than available cash derived from or attributable to any distribution received by the Partnership from Sunoco Retail, the proceeds of any sale of the membership interests of Sunoco Retail, or any interest or principal payments received by the Partnership with respect to indebtedness of Sunoco Retail or its subsidiaries) at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding; (iii) do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law; (iv) are not allocated any items of income, gain, loss, deduction or credit attributable to the Partnership’s ownership of, or sale or other disposition of, the membership interests of Sunoco Retail, or the Partnership’s ownership of any indebtedness of Sunoco Retail or any of its subsidiaries (“Sunoco Retail Items”); (v) will be allocated gross income (other than from Sunoco Retail Items) in an amount equal to the cash distributed to the holders of Class C Units and (vi) will be allocated depreciation, amortization and cost recovery deductions as if the Class C Units were Common Units and 1% of certain allocations of net termination gain (other than from Sunoco Retail Items).
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

Cash distributions paid or to be paid were as follows:

	Common Units
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
February 19, 2021	$0.8255	$69	$18
May 19, 2021	0.8255	69	18
August 19, 2021	0.8255	69	18
November 19, 2021	0.8255	69	18
February 18, 2022	0.8255	69	18
May 19, 2022	0.8255	69	18
August 19, 2022	0.8255	69	18
November 18, 2022	0.8255	69	18
February 21, 2023	0.8255	69	18
May 22, 2023	0.8420	71	19
August 21, 2023	0.8420	71	19
November 20, 2023	0.8420	71	19
February 20, 2024	0.8420	71	19
18.Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our consolidated statements of operations and comprehensive income was $17 million, $14 million and $16 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of phantom units vested for the years ended December 31, 2023, 2022 and 2021, was $30 million, $22 million and $20 million, respectively, based on the market price of SUN’s common units as of the vesting date. Unrecognized compensation expenses related to our unvested phantom units totaled $33 million as of December 31, 2023, which are expected to be recognized over a weighted average period of 4 years. The fair value of unvested phantom units outstanding as of December 31, 2023 and 2022, totaled $96 million and $79 million, respectively.
Phantom unit award activity for the years ended December 31, 2023 and 2022 consisted of the following:

	Number of Phantom Common Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,014,288	$30.92
Granted	441,049	43.54
Vested	(525,608)	29.95
Forfeited	(107,956)	30.31
Outstanding at December 31, 2022	1,821,773	34.29
Granted	399,377	53.37
Vested	(552,145)	28.35
Forfeited	(68,640)	34.64
Outstanding at December 31, 2023	1,600,365	$41.08
19.Segment Reporting
Our consolidated financial statements reflect two reportable segments: Fuel Distribution and Marketing and All Other.
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, amortization and accretion expense, non-cash compensation expense, gains and losses on disposal of assets and impairment charges, unrealized gains and losses on commodity derivatives, inventory adjustments and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations.
Fuel Distribution and Marketing Segment
Our Fuel Distribution and Marketing segment purchases motor fuel primarily from independent refiners and major oil companies and supplies it to independently-operated dealer stations under long-term supply agreements, distributors and other consumers of motor fuel and Partnership-operated stations included in our All Other segment. Also included in the Fuel Distribution and Marketing segment are motor fuel sales to commission agent locations and sales and costs related to processing transmix. We distribute motor fuels across more than 40 states and territories throughout the United States, including Hawaii and Puerto Rico. Sales of fuel from our Fuel Distribution and Marketing segment to Partnership-operated stations included in our All Other segment are delivered at cost plus a profit margin. These amounts are included in intersegment eliminations of motor fuel revenue and motor fuel cost of sales. Also included in our Fuel Distribution and Marketing segment is lease income from properties that we lease or sublease.
All Other Segment
All Other segment includes the Partnership’s credit card services, franchise royalties and retail operations in Hawaii and New Jersey.
The following tables present financial information by segment for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31, 2023
	Fuel Distribution and Marketing	All Other	Intersegment Eliminations	Totals
Revenue
Motor fuel sales	$21,908	$617		$22,525
Non-motor fuel sales	148	244		392
Lease income	139	12		151
Intersegment sales	447	—	(447)	—
Total revenue	$22,642	$873	$(447)	$23,068
Net income and comprehensive income				$394
Depreciation, amortization and accretion				187
Interest expense, net				217
Income tax expense				36
Non-cash unit-based compensation expense				17
Gain on disposal of assets				(7)
Unrealized gain on commodity derivatives				(21)
Inventory adjustments				114
Equity in earnings of unconsolidated affiliates				(5)
Adjusted EBITDA related to unconsolidated affiliates				10
Other non-cash adjustments				22
Adjusted EBITDA	$853	$111		$964
Capital expenditures	$132	$83		$215
Total assets, end of period	$5,676	$1,150		$6,826

	Year Ended December 31, 2022
	Fuel Distribution and Marketing	All Other	Intersegment Eliminations	Totals
Revenue
Motor fuel sales	$24,508	$708		$25,216
Non-motor fuel sales	140	230		370
Lease income	132	11		143
Intersegment sales	534	—	(534)	—
Total revenue	$25,314	$949	$(534)	$25,729
Net income and comprehensive income				$475
Depreciation, amortization and accretion				193
Interest expense, net				182
Income tax expense				26
Non-cash unit-based compensation expense				14
Gain on disposal of assets				(13)
Unrealized loss on commodity derivatives				21
Inventory adjustments				(5)
Equity in earnings of unconsolidated affiliates				(4)
Adjusted EBITDA related to unconsolidated affiliates				10
Other non-cash adjustments				20
Adjusted EBITDA	$807	$112		$919
Capital expenditures	$143	$43		$186
Total assets, end of period	$5,727	$1,103		$6,830

	Year Ended December 31, 2021
	Fuel Distribution and Marketing	All Other	Intersegment Eliminations	Totals
Revenue
Motor fuel sales	$16,569	$583		$17,152
Non-motor fuel sales	82	224		306
Lease income	127	11		138
Intersegment sales	412	—	(412)	—
Total revenue	$17,190	$818	$(412)	$17,596
Net income and comprehensive income				$524
Depreciation, amortization and accretion				177
Interest expense, net				163
Income tax expense				30
Non-cash unit-based compensation expense				16
Gain on disposal of assets				(14)
Unrealized gain on commodity derivatives				(14)
Loss on extinguishment of debt				36
Inventory adjustments				(190)
Equity in earnings of unconsolidated affiliates				(4)
Adjusted EBITDA related to unconsolidated affiliates				9
Other non-cash adjustments				21
Adjusted EBITDA	$672	$82		$754
Capital expenditures	$131	$26		$157
Total assets, end of period	$4,825	$990		$5,815
20.Net Income per Common Unit
Net income per common unit is computed by dividing common unitholders’ interest in net income by the weighted average number of outstanding common units. Our net income is allocated to common unitholders in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions and distributions on employee unit awards. Earnings in excess of distributions are allocated to common unitholders based on their respective ownership interests.

Payments made to our common unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common units, we identify the IDRs as participating securities and use the two-class method when calculating net income per unit applicable to limited partners, which is based on the weighted average number of common units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units.
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Year Ended December 31,
	2023	2022	2021
Net Income and comprehensive income	$394	$475	$524
Less:
Incentive distribution rights	77	72	71
Distributions on unvested phantom unit awards	6	6	7
Common unitholders’ interest in net income	$311	$397	$446
Weighted average common units outstanding:
Basic	84,081,083	83,755,378	83,369,534
Dilutive effect of unvested phantom unit awards	1,012,414	1,048,320	1,068,742
Diluted	85,093,497	84,803,698	84,438,276
Net income per common unit:
Basic	$3.70	$4.74	$5.35
Diluted	$3.65	$4.68	$5.28