Form 10-Q
period 2024-03-31
Sunoco LP
filed 2024-05-09
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 84,453,339 common units and 16,410,780 Class C units, both representing limited partner interests outstanding as of May 2, 2024.

SUNOCO LP
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$215	$29
Accounts receivable, net	893	856
Accounts receivable from affiliates	26	20
Inventories, net	953	889
Other current assets	125	133
Assets held for sale	511	—
Total current assets	2,723	1,927

Property and equipment	2,820	2,970
Accumulated depreciation	(960)	(1,134)
Property and equipment, net	1,860	1,836
Other assets:
Operating lease right-of-use assets, net	422	506
Goodwill	1,461	1,599
Intangible assets, net	523	544
Other non-current assets	278	290
Investments in unconsolidated affiliates	125	124
Total assets	$7,392	$6,826

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,022	$828
Accounts payable to affiliates	170	170
Accrued expenses and other current liabilities	302	353
Operating lease current liabilities	23	22
Liabilities associated with assets held for sale	130	—
Total current liabilities	1,647	1,373

Operating lease non-current liabilities	431	511
Long-term debt, net	3,795	3,580
Advances from affiliates	98	102
Deferred tax liabilities	181	166
Other non-current liabilities	119	116
Total liabilities	6,271	5,848

Commitments and contingencies (Note 11)

Equity:
Limited partners:
Common unitholders (84,428,109 units issued and outstanding as of March 31, 2024 and 84,408,014 units issued and outstanding as of December 31, 2023)	1,121	978
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Total equity	1,121	978
Total liabilities and equity	$7,392	$6,826

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Motor fuel sales	$5,366	$5,239
Non-motor fuel sales	95	86
Lease income	38	37
Total revenues	5,499	5,362
COST OF SALES AND OPERATING EXPENSES:
Cost of sales	5,015	4,987
General and administrative	36	29
Other operating	88	82
Lease expense	18	16
Loss on disposal of assets	2	1
Depreciation, amortization and accretion	43	48
Total cost of sales and operating expenses	5,202	5,163
OPERATING INCOME	297	199
OTHER INCOME (EXPENSE):
Interest expense, net	(63)	(53)
Other income, net	1	—
Equity in earnings of unconsolidated affiliates	2	2
INCOME BEFORE INCOME TAXES	237	148
Income tax expense	7	7
NET INCOME AND COMPREHENSIVE INCOME	$230	$141

NET INCOME PER COMMON UNIT:
Basic	$2.29	$1.43
Diluted	$2.26	$1.41

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	84,424,748	84,058,716
Diluted	85,259,238	84,970,826

CASH DISTRIBUTIONS PER UNIT	$0.8756	$0.8420

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

Balance, December 31, 2023	$978
Cash distributions to unitholders, including incentive distributions	(91)
Unit-based compensation	4
Net income	230
Balance, March 31, 2024	$1,121

Balance, December 31, 2022	$942
Cash distributions to unitholders, including incentive distributions	(88)
Unit-based compensation	5
Net income	141
Balance, March 31, 2023	$1,000
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$230	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	43	48
Amortization of deferred financing fees	9	2
Loss on disposal of assets	2	1
Non-cash unit-based compensation expense	4	5
Deferred income tax	4	4
Inventory valuation adjustments	(130)	(29)
Equity in earnings of unconsolidated affiliates	(2)	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(55)	317
Receivables from affiliates	(6)	(2)
Inventories, net	53	82
Other assets	(6)	(13)
Accounts payable	201	(225)
Accounts payable to affiliates	—	16
Accrued expenses and other current liabilities	(57)	(19)
Other non-current liabilities	(4)	—
Net cash provided by operating activities	286	326
INVESTING ACTIVITIES:
Capital expenditures	(41)	(37)
Cash paid for acquisition	(185)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	1	3
Proceeds from disposal of property and equipment	2	3
Net cash used in investing activities	(223)	(31)
FINANCING ACTIVITIES:
Credit Facility borrowings	889	759
Credit Facility repayments	(675)	(859)
Cash distributions to unitholders, including incentive distributions	(91)	(88)
Net cash provided by (used in) financing activities	123	(188)
Net increase in cash and cash equivalents	186	107
Cash and cash equivalents, beginning of period	29	82
Cash and cash equivalents, end of period	$215	$189

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except per unit data, are in millions)
(unaudited)
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “we,” “us,” “our” or “SUN” should be understood to refer to Sunoco LP and its consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of March 31, 2024, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units and all of our incentive distribution rights (“IDRs”).
The consolidated financial statements include Sunoco LP, a publicly traded Delaware limited partnership, and its wholly owned subsidiaries. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain items have been reclassified for presentation purposes to conform to the accounting policies of the consolidated entity. These reclassifications had no material impact on operating income, net income and comprehensive income, the consolidated balance sheets or consolidated statements of cash flows.
2.Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2024.
Significant Accounting Policies
As of March 31, 2024, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $59 million and $65 million for the three months ended March 31, 2024 and 2023, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations and comprehensive income.
3.Acquisitions and Divestitures
Acquisitions
On May 3, 2024, we completed the previously announced acquisition of NuStar Energy L.P. (“NuStar”). Under the terms of the agreement, NuStar common unitholders received 0.400 SUN common units for each NuStar common unit. In connection with the acquisition, we issued approximately 50.6 million common units, which had a fair value of approximately $2.8 billion, assumed debt totaling approximately $3.4 billion and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. Beginning May 2024, SUN’s consolidated financial statements will reflect NuStar as a consolidated subsidiary. At the time our consolidated financial statements were issued, the initial accounting for this business combination was incomplete due to the timing of the close of the acquisition; therefore, certain required disclosures have not been included herein.

On March 13, 2024, we completed the previously announced acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million) including working capital. The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition. Management, with the assistance of an independent valuation firm, determined the preliminary fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgements as well as the use of significant estimates and assumptions. The following table summarizes the preliminary allocation of the purchase price among assets acquired and liabilities assumed:

As of March 13, 2024
Other current assets	$6
Property and equipment	204
Goodwill	7
Other non-current assets	36
Current liabilities	(14)
Deferred tax liabilities	(11)
Other non-current liabilities	(43)
Net Assets	185
Cash acquired	—
Total cash consideration, net of cash acquired	$185
Divestiture
On April 16, 2024, we completed the previously announced sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. The following table presents the aggregate carrying amount of assets and liabilities that were classified as held for sale:

March 31, 2024
Carrying amount of assets held for sale:
Accounts receivable, net	$18
Inventories, net	14
Other current assets	3
Property and equipment, net	171
Goodwill	145
Intangible assets	12
Other non-current assets	148
Total assets held for sale	$511

Carrying amount of liabilities associated with assets held for sale:
Current liabilities	$14
Other non-current liabilities	116
Total liabilities associated with assets held for sale	$130
4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	March 31, 2024	December 31, 2023
Accounts receivable, trade	$664	$703
Credit card receivables	131	107
Other receivables	99	47
Allowance for expected credit losses	(1)	(1)
Accounts receivable, net	$893	$856

5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of March 31, 2024 and December 31, 2023, the Partnership’s fuel inventory balance included lower of cost or market reserves of $100 million and $230 million, respectively. For the three months ended March 31, 2024 and 2023, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended March 31, 2024 and 2023, the Partnership's cost of sales included favorable inventory valuation adjustments of $130 million and $29 million, respectively, which increased net income.
Inventories, net, consisted of the following:

	March 31, 2024	December 31, 2023
Fuel	$941	$876
Other	12	13
Inventories, net	$953	$889
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Wage and other employee-related accrued expenses	$23	$38
Accrued tax expense	125	182
Accrued insurance expense	31	30
Accrued interest expense	54	41
Dealer deposits	24	23
Accrued environmental expense	6	6
Other	39	33
Total	$302	$353
7.Long-Term Debt, net
Total long-term debt, net consisted of the following:

	March 31, 2024	December 31, 2023
Credit Facility	$625	$411
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
7.000% Senior Notes due 2028	500	500
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total long-term debt	3,819	3,605
Less: debt issuance costs	24	25
Total long-term debt, net	$3,795	$3,580
April 2024 Notes Offering
On April 30, 2024, the Partnership issued $750 million of 7.000% senior notes due 2029 and $750 million of 7.250% senior notes due 2032 in a private offering. The Partnership used the net proceeds from the offering to (i) repay certain outstanding indebtedness of NuStar, in connection with the merger between the Partnership and NuStar, (ii) fund the redemption of NuStar's preferred units in connection with the merger and (iii) pay offering fees and expenses.
Credit Facility
The Partnership's $1.50 billion revolving credit facility (the "Credit Facility") matures in May 2029 (as amended in May 2024), which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $500 million. As of March 31, 2024, the balance on the Credit Facility was $625 million, and $5 million standby letters of credit were outstanding. The unused availability on the Credit Facility at March 31, 2024 was $870 million. The weighted average interest rate on the total amount outstanding at March 31, 2024 was 7.18%. The Partnership was in compliance with all financial covenants at March 31, 2024.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of March 31, 2024 were $3.70 billion and $3.80 billion, respectively. As of December 31, 2023, the aggregate fair value and carrying amount of our consolidated debt obligations were $3.50 billion and $3.58 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
8.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Asset retirement obligations	$85	$84
Accrued environmental expense, long-term	12	12
Other	22	20
Total	$119	$116
9.Related Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Our investments in the J.C. Nolan joint ventures was $125 million and $124 million as of March 31, 2024 and December 31, 2023, respectively. In addition, we recorded income on the unconsolidated J.C. Nolan joint ventures of $2 million for each of the three months ended March 31, 2024 and 2023.
Summary of Transactions
Related party transactions for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Motor fuel sales to affiliates	$4	$13
Bulk fuel purchases from affiliates	397	411
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Accounts receivable from affiliates were $26 million and $20 million as of March 31, 2024 and December 31, 2023, respectively, which were primarily related to motor fuel sales to affiliates.
•Accounts payable to affiliates were $170 million and $170 million as of March 31, 2024 and December 31, 2023, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $98 million and $102 million as of March 31, 2024 and December 31, 2023, respectively, which were related to treasury services agreements with Energy Transfer.
10.Revenue
Disaggregation of Revenue
We operate our business in two primary segments: Fuel Distribution and Marketing and All Other. We disaggregate revenue within the segments by channels.

The following table depicts the disaggregation of revenue by channel within each segment:

	Three Months Ended March 31,
	2024	2023
Fuel Distribution and Marketing Segment
Distributor	$2,074	$2,303
Dealer	881	919
Unbranded wholesale	1,984	1,540
Commission agent	295	341
Non-motor fuel sales	40	29
Lease income	35	34
Total	5,309	5,166
All Other Segment
Motor fuel	132	136
Non-motor fuel sales	55	57
Lease income	3	3
Total	190	196
Total revenue	$5,499	$5,362
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Contract assets	$264	$256
Accounts receivable from contracts with customers	794	809
Contract liabilities	—	—
Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $8 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.
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

Lessee Accounting
The details of the Partnership's operating and finance lease liabilities were as follows:

	March 31,
Lease term and discount rate	2024	2023
Weighted average remaining lease term (years)
Operating leases	22	22
Finance leases	27	28
Weighted average discount rate (%)
Operating leases	6%	5%
Finance leases	4%	4%

	Three Months Ended March 31,
Other information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12)	$(12)
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—
Lease assets obtained in exchange for new finance lease liabilities	—	—
Lease assets obtained in exchange for new operating lease liabilities	1	1

Maturity of lease liabilities (as of March 31, 2024)	Operating leases	Finance leases	Total
2024 (remainder)	$39	$—	$39
2025	38	—	38
2026	37	—	37
2027	36	—	36
2028	35	—	35
Thereafter	576	15	591
Total lease payments	761	15	776
Less: interest	307	6	313
Present value of lease liabilities	$454	$9	$463
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended March 31,
	2024	2023
Income tax expense at United States statutory rate	$50	$31
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(45)	(26)
State and local tax, net of federal expense	1	2
Other	1	—
Net income tax expense	$7	$7
13.Equity
As of March 31, 2024, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 55,964,142 of our common units. As of March 31, 2024, our wholly owned subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership.

Common Units
The change in our outstanding common units for the three months ended March 31, 2024 was as follows:

Number of Units
Number of common units at December 31, 2023	84,408,014
Phantom unit vesting	20,095
Number of common units at March 31, 2024	84,428,109
Cash Distributions
Our partnership agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or declared during 2024 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
February 20, 2024	$0.8420	$71	$19
May 20, 2024	0.8756	119	36
14.Segment Reporting
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as earnings before net interest expense, income tax expense and depreciation, amortization and accretion expense, non-cash unit-based compensation expense, gains and losses on disposal of assets and non-cash impairment charges, unrealized gains and losses on commodity derivatives, inventory valuation adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
The following table presents financial information by segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024				2023
	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals	Fuel Distribution and Marketing	All Other	Intercompany Eliminations	Totals
Revenue
Motor fuel sales	$5,234	$132		$5,366	$5,103	$136		$5,239
Non-motor fuel sales	40	55		95	29	57		86
Lease income	35	3		38	34	3		37
Intersegment sales	95	—	(95)	—	98	—	(98)	—
Total revenue	$5,404	$190	$(95)	$5,499	$5,264	$196	$(98)	$5,362
Net income and comprehensive income				$230				$141
Depreciation, amortization and accretion				43				48
Interest expense, net				63				53
Income tax expense				7				7
Non-cash unit-based compensation expense				4				5
Loss on disposal of assets				2				1
Unrealized (gains) losses on commodity derivatives				13				(11)
Inventory valuation adjustments				(130)				(29)
Equity in earnings of unconsolidated affiliates				(2)				(2)
Adjusted EBITDA related to unconsolidated affiliates				3				3
Other non-cash adjustments				9				5
Adjusted EBITDA	$219	$23		$242	$195	$26		$221
Capital expenditures	$28	$13		$41	$24	$13		$37
Total assets as of March 31, 2024 and December 31, 2023, respectively	$6,399	$993		$7,392	$5,676	$1,150		$6,826

15.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended March 31,
	2024	2023
Net income and comprehensive income	$230	$141
Less:
Incentive distribution rights	36	19
Distributions on unvested phantom unit awards	1	2
Common unitholders’ interest in net income	$193	$120
Weighted average common units outstanding:
Basic	84,424,748	84,058,716
Dilutive effect of unvested phantom unit awards	834,490	912,110
Diluted	85,259,238	84,970,826
Net income per common unit:
Basic	$2.29	$1.43
Diluted	$2.26	$1.41

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollar amounts, except per gallon data, are in millions)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to the Partnership is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 31, 2023 included therein.
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
Many of the foregoing risks and uncertainties are, and will be, heightened by any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our structure as a limited partnership, our industry and our company could materially impact our future performance and results of operations.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “we,” “us,” “our” or "SUN" should be understood to refer to Sunoco LP and its consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership primarily engaged in the distribution of motor fuels to independent dealers, distributors and other customers and the distribution of motor fuels to end customers at retail sites operated by commission agents. We also receive rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuels. As of March 31, 2024, we operated 76 retail stores located in Hawaii and New Jersey. In addition to distributing motor fuel, we also distribute other petroleum products such as propane and lubricating oil.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 40 states and territories throughout the United States, including Hawaii and Puerto Rico, to:
•76 company-owned and operated retail stores;
•473 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangements with such operators;
•6,804 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 1,700 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
Recent Developments
Acquisitions
On May 3, 2024, we completed the previously announced acquisition of NuStar Energy L.P. (“NuStar”). Under the terms of the agreement, NuStar common unitholders received 0.400 SUN common units for each NuStar common unit. In connection with the acquisition, we issued approximately 50.6 million common units, which had a fair value of approximately $2.8 billion, assumed debt totaling approximately $3.4 billion and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids.
On March 13, 2024, we completed the previously announced acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million) including working capital.

Divestiture
On April 16, 2024, we completed the previously announced sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit.
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
•Profit per gallon. Profit per gallon is calculated as the profit on motor fuel (excluding non-cash inventory valuation adjustments as described under "Adjusted EBITDA" below) divided by the number of gallons sold, and is typically expressed as cents per gallon. Our profit per gallon varies amongst our third-party relationships and is impacted by the availability of certain discounts and rebates from suppliers. Retail profit per gallon is heavily impacted by volatile pricing and intense competition from retail stores, supermarkets, club stores and other retail formats, which varies based on the market.
•Adjusted EBITDA. Adjusted EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, allocated non-cash unit-based compensation expense, unrealized gains and losses on commodity derivatives and inventory valuation adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
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
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended March 31,
	2024				2023
	Fuel Distribution and Marketing	All Other	Total		Fuel Distribution and Marketing	All Other	Total
Revenues:
Motor fuel sales	$5,234	$132	$5,366		$5,103	$136	$5,239
Non-motor fuel sales	40	55	95		29	57	86
Lease income	35	3	38		34	3	37
Total revenues	$5,309	$190	$5,499		$5,166	$196	$5,362
Cost of sales:
Motor fuel sales	$4,865	$124	$4,989		$4,835	$125	$4,960
Non-motor fuel sales	7	19	26		4	23	27
Lease	—	—	—		—	—	—
Total cost of sales	$4,872	$143	$5,015		$4,839	$148	$4,987
Net income and comprehensive income			$230				$141
Adjusted EBITDA (1)	$219	$23	$242		$195	$26	$221
Operating data:
Motor fuel gallons sold			2,105				1,930
Motor fuel profit cents per gallon (2)			11.7	¢			12.9	¢
________________________________
(1)    We define Adjusted EBITDA, which is a non-GAAP financial measure, as described above under “Key Measures Used to Evaluate and Assess Our Business.”
(2)    Excludes the impact of inventory valuation adjustments consistent with the definition of Adjusted EBITDA.
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

The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
Net income and comprehensive income	$230	$141	$89
Depreciation, amortization and accretion	43	48	(5)
Interest expense, net	63	53	10
Non-cash unit-based compensation expense	4	5	(1)
Loss on disposal of assets	2	1	1
Unrealized (gains) losses on commodity derivatives	13	(11)	24
Inventory valuation adjustments	(130)	(29)	(101)
Equity in earnings of unconsolidated affiliates	(2)	(2)	—
Adjusted EBITDA related to unconsolidated affiliates	3	3	—
Other non-cash adjustments	9	5	4
Income tax expense	7	7	—
Adjusted EBITDA	$242	$221	$21
The following discussion compares the results of operations for the three months ended March 31, 2024 and 2023.
Net Income and Comprehensive Income. For the three months ended March 31, 2024 compared to the same period last year, net income and comprehensive income increased primarily due to favorable inventory valuation adjustments in the current period, as discussed further below.
Adjusted EBITDA. For the three months ended March 31, 2024 compared to the same period last year, Adjusted EBITDA increased primarily due to the net impact of the following:
•an increase in the profit on motor fuel sales of $25 million primarily due to a 9% increase in gallons sold, partially offset by a decrease in profit per gallon; and
•an increase in non-motor fuel sales and lease profit of $11 million primarily due to increased throughput and storage margin from recent acquisitions and increased rental income; partially offset by
•an increase in operating costs of $15 million, including other operating expense, general and administrative expense and lease expense, primarily due to recent acquisitions of refined product terminals and the transmix processing and terminal facility.
Interest Expense, net. For the three months ended March 31, 2024 compared to the same period last year, interest expense increased primarily due to an increase in average total long-term debt as well as higher interest rates on floating rate debt.
Unrealized (Gains) Losses on Commodity Derivatives. The unrealized gains and losses on our commodity derivatives represent the changes in fair value of our commodity derivatives. The change in unrealized gains and losses between periods is impacted by the notional amounts and commodity price changes on our commodity derivatives. Additional information on commodity derivatives is included in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2024, and March 31, 2023, increases in fuel prices caused the lower of cost or market reserve requirements to decrease by $130 million and $29 million, respectively, which increased net income.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 may also significantly impact our liquidity.
As of March 31, 2024, we had $215 million of cash and cash equivalents on hand and borrowing capacity of $870 million on our Credit Facility. The Partnership was in compliance with all financial covenants at March 31, 2024. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2024; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
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
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Net cash provided by operating activities during 2024 was $286 million compared to $326 million for 2023. The decrease in cash flows provided by operations was primarily due to a decrease in net cash flow from operating assets and liabilities of $30 million.
Investing Activities
Cash flows from investing activities primarily consist of capital expenditures, cash contributions to unconsolidated affiliates, cash amounts paid for acquisitions and cash proceeds from the sale or disposal of assets. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our construction and expansion projects.
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Net cash used in investing activities during 2024 was $223 million compared to $31 million for 2023. Capital expenditures for 2024 were $41 million compared to $37 million for 2023. In 2024, we paid $185 million in cash for the acquisition of liquid fuels terminals from Zenith Energy, including working capital. Distributions from unconsolidated affiliates in excess of cumulative earnings were $1 million and $3 million for 2024 and 2023, respectively. Proceeds from disposal of property and equipment were $2 million and $3 million for 2024 and 2023, respectively.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Net cash provided by financing activities during 2024 was $123 million, and net cash used in financing activities during 2023 was $188 million.
During the three months ended March 31, 2024, we:
•borrowed $889 million and repaid $675 million under the Credit Facility; and
•paid $91 million in distributions to our unitholders, of which $43 million was paid to Energy Transfer.
During the three months ended March 31, 2023, we:
•borrowed $759 million and repaid $859 million under the Credit Facility; and
•paid $88 million in distributions to our unitholders, of which $43 million was paid to Energy Transfer.

We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C unit outstanding. There is no guarantee that we will pay a distribution on our units. In May 2024, we declared a quarterly distribution of $0.8756 per common unit, which will result in the payment of approximately $119 million to common unitholders and $36 million to the IDR holders. The declared distribution will be paid on May 20, 2024 to unitholders of record on May 13, 2024.
Capital Expenditures
For the three months ended March 31, 2024, total capital expenditures were $41 million, which included $27 million for growth capital and $14 million for maintenance capital.
Description of Indebtedness
As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	March 31, 2024	December 31, 2023
Credit Facility	$625	$411
6.000% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	400	400
7.000% Senior Notes due 2028	500	500
4.500% Senior Notes due 2029	800	800
4.500% Senior Notes due 2030	800	800
Lease-related financing obligations	94	94
Total long-term debt	3,819	3,605
Less: debt issuance costs	24	25
Long-term debt, net	$3,795	$3,580
April 2024 Notes Offering
On April 30, 2024, the Partnership issued $750 million of 7.000% senior notes due 2029 and $750 million of 7.250% senior notes due 2032 in a private offering. The Partnership used the net proceeds from the offering to (i) repay certain outstanding indebtedness of NuStar, in connection with the merger between the Partnership and NuStar, (ii) fund the redemption of NuStar's preferred units in connection with the merger and (iii) pay offering fees and expenses.
Credit Facility
As of March 31, 2024, the balance on the Credit Facility was $625 million, and $5 million standby letters of credit were outstanding. The unused availability on the Credit Facility at March 31, 2024 was $870 million. The weighted average interest rate on the total amount outstanding at March 31, 2024 was 7.18%. The Partnership was in compliance with all financial covenants at March 31, 2024.
On May 3, 2024, the Partnership amended its credit facility, extending the maturity to May 2029.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024. No significant changes have occurred subsequent to the Form 10-K filing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $625 million of outstanding borrowings on the Credit Facility as of March 31, 2024. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2024 would be a $6.3 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2024 or 2023.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2024, we held approximately $900 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 0.3 million barrels with an aggregate unrealized loss of $4.8 million at March 31, 2024.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact or other legal proceedings required to be reported herein.
Item 1A. Risk Factors
The Partnership’s acquisitions of NuStar and the Zenith terminals in May 2024 and March 2024, respectively, present several risks. Certain risks associated with these recently acquired businesses are described below, to the extent those risks represent new risks related to our business or existing risks that have become more significant. In some cases, certain elements of the risks described below are similar to the risks associated with our existing business that have recently been disclosed; however, such disclosure is repeated herein to fully describe the relevant risk.
The following risk factors should be read in conjunction with our risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Extended periods of reduced demand for or supply of crude oil, refined products, renewable fuels and anhydrous ammonia could have an adverse impact on our results of operations, cash flows and ability to make distributions to our unitholders.
A significant portion of our business is ultimately dependent upon the demand for and supply of the crude oil, refined products, renewable fuels and anhydrous ammonia we transport in our pipelines and store in our terminals. Market prices for these products are subject to wide fluctuation in response to changes in global and regional supply and demand that are beyond our control. Increases in the price of crude oil may result in a lower demand for refined products that we transport, store and market, including fuel oil, while sustained low prices may lead to reduced production in the markets served by our pipelines and storage terminals.
Any sustained decrease in demand for crude oil, refined products, renewable fuels or anhydrous ammonia in the markets our pipelines and terminals serve that extends beyond the expiration of our existing throughput and deficiency agreements could result in a significant reduction in throughputs in our pipelines and storage in our terminals, which would reduce our cash flows and impair our ability to make distributions to our unitholders. Factors that tend to decrease market demand include:
•     a recession, high interest rates, inflation or other adverse economic conditions that result in lower spending by consumers on gasoline, diesel and travel;
•     events that negatively impact global economic activity, travel and demand generally;
•     higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;
•     an increase in aggregate automotive engine fuel economy;
•     new government and regulatory actions or court decisions requiring the phase out or reduced use of gasoline-fueled vehicles;
•    the increased use of and public demand for use of alternative fuel sources or electric vehicles;
•     an increase in the market price of crude oil that increases refined product prices, which may reduce demand for refined products and increase demand for alternative products; and
•     adverse weather events resulting in decreased corn acres planted, which may reduce demand for anhydrous ammonia.
Similarly, any sustained decrease in the supply of crude oil, refined products, renewable fuels or anhydrous ammonia in markets we serve could result in a significant reduction in throughputs in our pipelines and storage in our terminals, which would reduce our cash flows and undermine our ability to make distributions to our unitholders. Factors that tend to decrease supply and, by extension, utilization of our pipelines and terminals include:
•     prolonged periods of low prices for crude oil and refined products that result in decreased exploration and development activity and reduced production in markets served by our pipelines and storage terminals;
•     macroeconomic forces affecting, or actions taken by, oil and gas producing nations that impact the supply of and prices for crude oil and refined products;
•     a lack of drilling services, equipment or skilled personnel available to producers to accommodate production needs;
•     changes in laws, regulations, sanctions or taxation that directly or indirectly delay supply or production or increase the cost of production of refined products; and
•     political unrest or hostilities, activist interference and the resulting governmental response thereto.

Failure to retain or replace current customers and renew existing contracts on comparable terms to maintain utilization of our pipeline and storage assets at current or more favorable rates could reduce our revenue and cash flows to levels that could adversely affect our ability to make quarterly distributions to our unitholders.
A significant portion of our revenue and cash flows are generated from our customers’ payments of fees under throughput contracts and storage agreements. Failure to renew existing contracts or enter into new contracts on acceptable terms or a material reduction in utilization under existing contracts could result from many factors, including:
•     sustained low crude oil prices;
•    a material decrease in the supply or price of crude oil;
•     a material decrease in demand for refined products, renewable fuels or anhydrous ammonia in the markets served by our pipelines and terminals;
•     political, social or economic instability in the United States or another country that has a detrimental impact on our customers and our ability to conduct our operations;
•     competition for customers from companies with comparable assets and capabilities;
•     scheduled turnarounds or unscheduled maintenance at refineries or production facilities of customers we serve;
•     operational problems or catastrophic events affecting our assets or the customers we serve;
•     environmental or regulatory proceedings or other litigation that compel the cessation of all or a portion of the operations of our assets or those of the customers we serve;
•     increasingly stringent environmental, health, safety and security regulations;
•     a decision by our current customers to redirect products transported in our pipelines or stored in our terminals to markets not served by our pipelines or terminals, or to transport or store crude oil, refined products or anhydrous ammonia by means other than our pipelines or storage terminals; and
•    a decision by our current customers to shut down, limit operations of or sell one or more of the refineries/production facilities we serve to a purchaser that elects not to use our pipelines or terminals.
Our operations are subject to federal, state and local laws and regulations, in the U.S., in Mexico and in Europe, relating to environmental, health, safety and security that require us to make substantial expenditures.
Our operations are subject to increasingly stringent international, federal, state and local environmental, health, safety and security laws and regulations. Transporting, storing and distributing hazardous materials, including petroleum products, entails the risk of releasing these products into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies including for damages to natural resources, personal injury or property damages to private parties and significant business interruption. Further, our pipeline facilities are subject to the pipeline integrity and safety regulations of various federal and state regulatory agencies, as well as cybersecurity directives. In recent years, increased regulatory focus on pipeline integrity, safety and security has resulted in various proposed or adopted regulations. The implementation of these regulations has required, and the adoption of future regulations could require, us to make additional capital or other expenditures, including to install new or modified safety or security measures, or to conduct new or more extensive inspection and maintenance programs.
Legislative action and regulatory initiatives have resulted in, and could in the future result in, changes to operating permits, imposition of carbon taxes or methane fees, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we transport and/or decreased demand for products we handle. Future impacts cannot be assessed with certainty at this time. Required expenditures to modify operations or install pollution control equipment or release prevention and containment systems or other environmental, health, safety or security measures could materially and adversely affect our business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services.
We own or lease a number of properties that were used to transport, store or distribute products for many years before we acquired them; therefore, such properties were operated by third parties whose handling, disposal or release of products and wastes was not under our control. Environmental laws and regulations could impose obligations to conduct assessment or remediation efforts at our facilities, third-party sites where we take wastes for disposal, or where wastes have migrated. Environmental laws and regulations also may impose joint and several liability on us for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault. If we were to incur a significant liability pursuant to environmental, health, safety or security laws or regulations, such a liability could have a material adverse effect on our financial position.

We operate assets outside of the United States, which exposes us to different legal and regulatory requirements and additional risk.
A portion of our revenues are generated from our assets located in northern Mexico and Europe. Our foreign operations are subject to various risks that could have a material adverse effect on our business, results of operations and financial condition, including political and economic instability from civil unrest; labor strikes; war and other armed conflict; inflation; currency fluctuations, devaluation and conversion restrictions or other factors. Any deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels in Mexico, or affecting a customer with whom we do business, as well as difficulties in staffing, obtaining necessary equipment and supplies and managing foreign operations, may adversely affect our operations or financial results. We are also exposed to the risk of foreign and domestic governmental actions that may: impose additional costs on us; delay permits or otherwise impede our operations; limit or disrupt markets for our operations, restrict payments or limit the movement of funds; impose sanctions on or otherwise restrict our ability to conduct business with certain customers or persons or in certain countries; or result in the deprivation of contract rights. Our operations outside the United States may also be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and foreign laws prohibiting corrupt payments, as well as travel restrictions and import and export regulations.
We may be unable to obtain or renew permits necessary for our current or proposed operations, which could inhibit our ability to conduct or expand our business.
Our facilities operate under a number of federal, state and local permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These limits and standards require a significant amount of monitoring, recordkeeping and reporting in order to demonstrate compliance with the underlying permit, license or approval. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. In addition, public protest, political activism and responsive government intervention have made it more difficult for energy companies to acquire the permits required to complete planned infrastructure projects. A decision by a government agency to deny or delay issuing a new or renewed permit, license or approval, or to revoke or substantially modify an existing permit, license or approval, or to impose additional requirements on the renewal could have a material adverse effect on our ability to continue or expand our operations and on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We could be subject to liabilities from our assets that predate our acquisition of those assets, but that are not covered by indemnification rights we have against the sellers of the assets.
We have acquired assets and businesses and we are not always indemnified by the seller for liabilities that precede our ownership. In addition, in some cases, we have indemnified the previous owners and operators of acquired assets or businesses. Some of our assets have been used for many years to transport and store crude oil and refined products, and past releases could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification by the seller is not available, it could adversely affect our financial position and results of operations. Conversely, if liabilities arise from assets we have sold, we could incur costs related to those liabilities if the buyer possesses valid indemnification rights against us with respect to those assets.
Certain of our interstate common carrier pipelines are subject to regulation by the FERC and the Surface Transportation Board, which could have an adverse impact on our ability to recover the full cost of operating our pipelines and the revenue we are able to receive from those operations.
Pursuant to the Interstate Commerce Act ("ICA") and various other laws, the FERC regulates tariff rates and terms and conditions of service for interstate crude oil and refined products movements on common carrier pipelines. The FERC requires that these rates be just and reasonable and not unduly discriminatory with respect to any shipper. The FERC or shippers may challenge required pipeline tariff filings, including rates and terms and conditions of service. Further, other than for rates set under market-based rate authority, if a new rate is challenged by protest and investigated by the FERC, the FERC may require amounts refunded where such amounts were collected in excess of the deemed just and reasonable rate. In addition, shippers may challenge by complaint tariff rates and terms and conditions of service even after they take effect, and the FERC may order a carrier to change its rates prospectively to a just and reasonable level. A complaining shipper also may obtain reparations for damages sustained during the two years prior to the date of the complaint.
We are able to use various FERC-authorized rate change methodologies for our interstate pipelines, including indexed rates, cost-of-service rates, market-based rates and negotiated rates. Typically, we adjust our rates annually in accordance with the FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. It is possible that the index may result in negative rate adjustments in some years, or that changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s indexing methodology is subject to review and revision every five years, with the most recent five-year review occurring in 2020. The FERC has granted us authority to charge market-based rates on some of our pipelines, which are not subject to cost-of-service or indexing constraints. If we were to lose market-based rate authority, however, we could be required to establish rates on some other basis, such as cost-of-service, which could reduce our revenues and cash flows. Additionally, competition constrains our rates in various markets, which may force us to reduce certain rates to remain competitive.
Pursuant to the ICC Termination Act of 1995 ("ITA"), the Surface Transportation Board ("STB") regulates interstate pipelines carrying products other than gas, oil or water, including the anhydrous ammonia we transport. Unlike the ICA, which allows the FERC to investigate a carrier’s rates on its own initiative, ITA prescribes the STB may only investigate issues in response to complaints by shippers and other interested parties. Further, carriers are not required by the ITA or the STB to report rates charged to transport anhydrous ammonia or other commodities, and the STB does not routinely collect such information. Adverse changes in the FERC’s or STB’s rate change methodologies or challenges to our rates that result in significant damages could negatively affect our cash flows, results of operations and our ability to make distributions to our unitholders.
We do not own all of the land on which our pipelines and facilities are located, and we are therefore subject to the possibility of increased costs or the inability to retain necessary land use.
Like other pipeline and storage logistics services providers, certain of our pipelines, storage terminals and other facilities are located on land owned by third parties and governmental agencies that we have obtained the right to utilize for these purposes through contract (rather than through outright purchase). Many of our rights-of-way or other property rights are perpetual in duration, but others are for a specific period of time. In addition, some of our facilities are located on leased premises. A potential loss of property rights through our inability to renew right-of-way contracts or leases or otherwise retain property rights on acceptable terms or the increased costs to renew such rights could adversely affect our financial condition, results of operations and cash flows available for distribution to our unitholders.
Increases in power prices could adversely affect operating expenses and our ability to make distributions to our unitholders.
Power costs constitute a significant portion of our operating expenses. We use mainly electric power at our pipeline pump stations and terminals, and such electric power is furnished by various utility companies. Requirements for utilities to use less carbon intensive power or to add pollution control devices also could cause our power costs to increase and our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.
Item 6. Exhibits

Exhibit No.	Description

4.2
Agreement and Plan of Merger, dated as of January 22, 2024, by and among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC and Sunoco GP, LLC (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 22, 2024)

3.1
Second Amended and Restated Certificate of Limited Partnership of Sunoco LP, dated as of May 8, 2018 (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated as of September 25, 2012 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC, dated as of June 11, 2012 (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated as of September 25, 2012 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

4.1
Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities (incorporated by references to Exhibit 4.1 of NuStar Energy L.P.’s Current Report on Form 8-K (File No. 001-16417) filed July 15, 2002)

4.2
Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company, N.A. (incorporated by references to Exhibit 4.02 of NuStar Energy L.P.’s Quarterly Report on Form 10-Q (File No. 001-16417) for quarter ended June 30, 2005)

4.3
Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association (incorporated by references to Exhibit 4.05 of NuStar Energy L.P.’s Annual Report on Form 10-K (File No. 001-16417) for year ended December 31, 2008)

4.4
Eighth Supplemental Indenture, dated as of April 28, 2017, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by references to Exhibit 4.4 of NuStar Energy L.P.’s Current Report on Form 8-K (File No. 001-16417) filed April 28, 2017)

4.5
Ninth Supplemental Indenture, dated as of May 22, 2019, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by references to Exhibit 4.3 of NuStar Energy L.P.’s Current Report on Form 8-K (File No. 001-16417) filed May 22, 2019)

4.6
Tenth Supplemental Indenture, dated as of September 14, 2020, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by references to Exhibit 4.3 of NuStar Energy L.P.’s Current Report on Form 8-K (File No. 001-16417) filed September 14, 2020)

4.7
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities (incorporated by references to Exhibit 4.1 of NuStar Energy L.P.’s Current Report on Form 8-K (File No. 001-16417) filed January 22, 2013)

4.8
First Supplemental Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Parent Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by references to Exhibit 4.2 of NuStar Energy L.P.’s Current Report on Form 8-K (File No. 001-16417) filed January 22, 2013)

4.9
Indenture, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, dated April 30, 2024 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 30, 2024)

4.10
Second Supplemental Indenture, dated as of May 3, 2024, by and among Sunoco LP, NuStar Logistics, L.P., NuStar Energy L.P., NuStar Pipeline Operating Partnership L.P. and Computershare Trust Company, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)]

10.1
Support Agreement, dated as of January 22, 2024, by and among Sunoco LP, NuStar Energy L.P. and Energy Transfer LP (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 22, 2024)

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

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 9, 2024	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)