Form 10-Q
period 2024-06-30
Sunoco LP
filed 2024-08-08
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 135,997,962 common units and 16,410,780 Class C units, both representing limited partner interests outstanding as of August 2, 2024.

SUNOCO LP
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$226	$29
Accounts receivable, net	1,018	856
Accounts receivable from affiliates	33	20
Inventories, net	1,040	889
Other current assets	127	133
Total current assets	2,444	1,927

Property and equipment	9,873	2,970
Accumulated depreciation	(1,027)	(1,134)
Property and equipment, net	8,846	1,836
Other assets:
Operating lease right-of-use assets, net	479	506
Goodwill	1,484	1,599
Intangible assets, net	716	544
Other non-current assets	372	290
Investments in unconsolidated affiliates	124	124
Total assets	$14,465	$6,826

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,104	$828
Accounts payable to affiliates	114	170
Accrued expenses and other current liabilities	613	353
Operating lease current liabilities	32	22
Current maturities of long-term debt	76	—
Total current liabilities	1,939	1,373

Operating lease non-current liabilities	488	511
Long-term debt, net	7,304	3,580
Advances from affiliates	94	102
Deferred tax liabilities	117	166
Other non-current liabilities	193	116
Total liabilities	10,135	5,848

Commitments and contingencies (Note 11)

Equity:
Limited partners:
Common unitholders (135,997,962 units issued and outstanding as of June 30, 2024 and 84,408,014 units issued and outstanding as of December 31, 2023)	4,330	978
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Total equity	4,330	978
Total liabilities and equity	$14,465	$6,826

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Sales revenue	$5,851	$5,643	$11,249	$10,915
Service revenue	293	65	356	118
Lease revenue	30	37	68	74
	6,174	5,745	11,673	11,107

Costs and Expenses:
Cost of sales	5,609	5,431	10,624	10,418
Operating expenses	134	87	222	169
General and administrative	134	33	170	62
Lease expense	17	17	35	33
Loss (gain) on disposal of assets and impairment charges	52	(13)	54	(12)
Depreciation, amortization and accretion	78	49	121	97
Total cost of sales and operating expenses	6,024	5,604	11,226	10,767
Operating Income	150	141	447	340
Other Income (Expense):
Interest expense, net	(95)	(53)	(158)	(106)
Equity in earnings of unconsolidated affiliates	2	1	4	3
Gain on West Texas Sale	598	—	598	—
Loss on extinguishment of debt	(2)	—	(2)	—
Other, net	(3)	7	(2)	7
Income before Income Taxes	650	96	887	244
Income tax expense	149	9	156	16
Net Income	501	87	731	228
Less: Net income attributable to noncontrolling interests	8	—	8	—
Net Income Attributable to Partners	$493	$87	$723	$228

Net Income per Common Unit:
Basic	$3.88	$0.79	$6.43	$2.21
Diluted	$3.85	$0.78	$6.37	$2.19

Weighted Average Common Units Outstanding:
Basic	117,271,408	84,060,866	100,848,078	84,059,797
Diluted	118,054,858	85,034,268	101,657,076	84,998,777

Cash Distribution per Unit	$0.8756	$0.8420	$1.7512	$1.6840

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$501	$87	$731	$228
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(1)	—	(1)	—
Actuarial loss related to pension and other postretirement benefit plans	(1)	—	(1)	—
Total other comprehensive loss	(2)	—	(2)	—
Comprehensive Income	$499	$87	$729	$228

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2023	$978	$—	$—	$978
Cash distributions to unitholders, including incentive distributions	(91)	—	—	(91)
Unit-based compensation	4	—	—	4
Net income	230	—	—	230
Balance, March 31, 2024	1,121	—	—	1,121
Cash distributions to unitholders, including incentive distributions	(158)	—	(8)	(166)
Unit-based compensation	4	—	—	4
Other comprehensive loss, net of tax	—	(2)	—	(2)
NuStar acquisition	2,850	—	801	3,651
Preferred unit redemption	17	—	(801)	(784)
Other	(3)	8	—	5
Net income	493	—	8	501
Balance, June 30, 2024	$4,324	$6	$—	$4,330

	Common Unitholders	Total
Balance, December 31, 2022	$942	$942
Cash distributions to unitholders, including incentive distributions	(88)	(88)
Unit-based compensation	5	5
Net income	141	141
Balance, March 31, 2023	1,000	1,000
Cash distributions to unitholders, including incentive distributions	(92)	(92)
Unit-based compensation	4	4
Net income	87	87
Balance, June 30, 2023	$999	$999
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$731	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	121	97
Amortization of deferred financing fees	6	4
(Gain) loss on disposal of assets and impairment charges	54	(12)
Loss on extinguishment of debt	2	—
Gain on West Texas Sale	(598)	—
Other non-cash, net	3	—
Non-cash unit-based compensation expense	8	9
Deferred income tax expense (benefit)	(64)	5
Inventory valuation adjustments	(98)	28
Equity in earnings of unconsolidated affiliates	(4)	(3)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(68)	347
Receivables from affiliates	(13)	4
Inventories, net	(53)	(138)
Other assets	61	14
Accounts payable	205	(156)
Accounts payable to affiliates	(56)	(40)
Accrued expenses and other current liabilities	65	33
Other non-current liabilities	(86)	(3)
Net cash provided by operating activities	216	417
INVESTING ACTIVITIES:
Capital expenditures	(111)	(87)
Cash paid for acquisition	(185)	(111)
NuStar acquisition, net of cash received	27	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	4	5
Proceeds from West Texas Sale	990	—
Proceeds from disposal of property and equipment	2	21
Other	—	2
Net cash provided by (used in) investing activities	727	(170)
FINANCING ACTIVITIES:
Senior Notes borrowings	1,500	—
Senior Notes repayments	(405)	—
Credit Facility borrowings	1,241	1,555
Credit Facility repayments	(2,022)	(1,465)
Loan origination costs	(19)	—
Preferred units redemption	(784)	—
Cash distributions to unitholders, including incentive distributions	(249)	(180)
Cash distributions to noncontrolling interests	(8)	—
Net cash used in financing activities	(746)	(90)
Net increase in cash and cash equivalents	197	157
Cash and cash equivalents, beginning of period	29	82
Cash and cash equivalents, end of period	$226	$239

Supplemental disclosure of non-cash investing and financing activities:
Units issued in connection with NuStar acquisition	$2,850	$—
Lease assets obtained in exchange for new lease liabilities	$1	$1

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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of June 30, 2024, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units and all of our incentive distribution rights (“IDRs”).
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
The operations of certain pipelines and terminals in which we own an undivided interest are proportionately consolidated in the accompanying consolidated financial statements.
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
Significant Accounting Policies
The Partnership began implementing the significant accounting policies described below subsequent to the closing of the NuStar acquisition. Besides those described below, as of June 30, 2024, there have been no changes in the Partnership's significant accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024.
Restricted Cash
As of June 30, 2024, we have restricted cash representing legally restricted funds that are unavailable for general use totaling $9 million which is included in “Other non-current assets” on the consolidated balance sheets.
Defined Benefit Plans
We estimate pension and other postretirement benefit obligations and costs based on actuarial valuations. The annual measurement date for our pension and other postretirement benefit plans is December 31. The actuarial valuations require the use of certain assumptions including discount rates, expected long-term rates of return on plan assets and expected rates of compensation increase. Changes in these assumptions are primarily influenced by factors outside our control.
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are the local currencies of the countries in which the subsidiaries are located. The assets and liabilities of our foreign subsidiaries with local functional currencies are translated to U.S. dollars at period-end exchange rates, and income and expense items are translated to U.S. dollars at weighted-average exchange rates in effect during the period. These translation adjustments are included in accumulated other comprehensive income ("AOCI") in the equity section of the consolidated balance sheets. Upon the sale or liquidation of our investment in a foreign subsidiary, translation adjustments that have historically accumulated in AOCI related to that subsidiary are released from AOCI and reported as part of the gain or loss on sale. Gains and losses on foreign currency transactions are included in other income (expense), net in the consolidated statements of operations.

Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $41 million and $71 million for the three months ended June 30, 2024 and 2023, respectively, and $100 million and $136 million for the six months ended June 30, 2024 and 2023, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations and comprehensive income.
3.Acquisitions, Divestitures and Other Transactions
Acquisitions
NuStar
On May 3, 2024, we completed the previously announced acquisition of NuStar Energy L.P. (“NuStar”). Under the terms of the agreement, NuStar common unitholders received 0.400 SUN common units for each NuStar common unit. In connection with the acquisition, we issued approximately 51.5 million common units, which had a fair value of approximately $2.85 billion, assumed debt totaling approximately $3.5 billion including approximately $56 million of lease related financing obligations and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids.
The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition, with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Management, with the assistance of a third party valuation specialist, determined the preliminary fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgements as well as the use of significant estimates and assumptions. The following table summarizes the preliminary allocation of the purchase price among assets acquired and liabilities assumed:

As of May 3, 2024
Total current assets	$186
Property and equipment	6,958
Operating lease right-of-use assets, net	136
Goodwill (1)	16
Intangible assets, net (2)	195
Other non-current assets	127
Total assets	7,618

Total current liabilities	245
Long-term debt, less current maturities (3)	3,500
Operating lease non-current liabilities	136
Deferred tax liabilities	4
Other non-current liabilities	82
Total liabilities	3,967

Preferred units (3)	801

Total consideration	2,850
Cash acquired	27
Total cash consideration, net of cash acquired	$2,823
(1)Goodwill primarily represents expected commercial and operational synergies and is subject to change based on final purchase price allocations. None of the goodwill recorded as a result of this transaction is deductible for tax purposes. Goodwill of $16 million relates to the Fuel Distribution segment.
(2)Intangible assets, net comprised $151 million of favorable contracts, with a remaining weighted average life of approximately 7 years, and $44 million of customer relationships, with a remaining weighted average life of approximately 15 years.

(3)Subsequent to the closing of the NuStar acquisition, the Partnership redeemed all outstanding NuStar preferred units, totaling $784 million, redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated the NuStar credit facility totaling $455 million.
Subsequent to the NuStar acquisition, the Partnership purchased a property previously leased by NuStar and cancelled the lease, resulting in an impairment of $50 million based on the value of comparable real property.
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2024 and 2023 are presented as if the NuStar acquisition had been completed on January 1, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$6,306	$6,122	$12,195	$11,877
Net income	411	108	659	249
Net income attributable to partners	365	96	564	204
Basic net income per Common Unit	$2.71	$0.71	$4.17	$1.50
Diluted net income per Common Unit	$2.70	$0.70	$4.15	$1.49
The pro forma consolidated results of operations include adjustments to:
•include the results of NuStar for all periods presented;
•include the incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting;
•include incremental interest expense related to financing the transactions;
•adjust for one-time expenses; and
•adjust for relative changes in ownership resulting from the acquisition.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the NuStar acquisition been made at the beginning of the periods presented or the future results of the combined operations.
NuStar's revenue and net income since the acquisition date to June 30, 2024 included in our consolidated statement of operations were $269.4 million and $14.5 million, respectively.
Expenses related to the NuStar Acquisition
As a result of the acquisition, we recognized $83 million of merger-related costs during the six months ended June 30, 2024.

Zenith European Terminals
On March 13, 2024, we completed the previously announced acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million), including working capital. The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition. Management, with the assistance of a third party valuation specialist, determined the preliminary fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgements as well as the use of significant estimates and assumptions. The following table summarizes the allocation of the purchase price among assets acquired and liabilities assumed:

As of March 13, 2024
Other current assets	$6
Property and equipment	204
Goodwill	7
Other non-current assets	36
Current liabilities	(14)
Deferred tax liabilities	(11)
Other non-current liabilities	(43)
Net assets	185
Cash acquired	—
Total cash consideration, net of cash acquired	$185
Divestiture
West Texas Sale
On April 16, 2024, we completed the previously announced sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. Upon the completion of the sale, the Partnership recorded a $598 million gain ($461 million, net of current tax expense of $199 million and deferred tax benefit of $62 million).
Other Transactions
Permian Joint Venture
On July 16, 2024, SUN and Energy Transfer announced the formation of a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the Contribution Agreement by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC dated July 14, 2024 in a cashless transaction, SUN contributed all of its Permian crude oil gathering assets and operations to the joint venture. Additionally, Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to the joint venture. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston, and Cushing is excluded from the joint venture.
The joint venture operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SUN holds a 32.5% interest with Energy Transfer holding the remaining 67.5% interest in the joint venture.
The formation of the joint venture was effective on July 1, 2024.

4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	June 30, 2024	December 31, 2023
Accounts receivable, trade	$740	$703
Credit card receivables	140	107
Other receivables	139	47
Allowance for expected credit losses	(1)	(1)
Accounts receivable, net	$1,018	$856
5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of June 30, 2024 and December 31, 2023, the Partnership’s fuel inventory balance included lower of cost or market reserves of $132 million and $230 million, respectively. For the three and six months ended June 30, 2024 and 2023, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended June 30, 2024 and 2023, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $32 million and $57 million, respectively, which decreased net income. For the six months ended June 30, 2024, the Partnership's cost of sales included favorable inventory valuation adjustments of $98 million which increased net income; and for the six months ended June 30, 2023, the Partnership's cost of sales included unfavorable inventory adjustments of $28 million which decreased net income.
Inventories, net, consisted of the following:

	June 30, 2024	December 31, 2023
Fuel	$1,025	$876
Other	15	13
Inventories, net	$1,040	$889
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Wage and other employee-related accrued expenses	$38	$38
Accrued tax expense	326	182
Accrued insurance expense	30	30
Accrued interest expense	82	41
Dealer deposits	23	23
Accrued environmental expense	10	6
Deferred revenue	32	—
Other	72	33
Total	$613	$353

7.Debt Obligations
Total long-term debt, net consisted of the following:

	June 30, 2024	December 31, 2023
Credit Facility	$85	$411
5.750% Senior Notes due 2025 (1)	600	—
6.000% Senior Notes due 2026 (1)	500	—
6.000% Senior Notes due 2027	600	600
5.625% Senior Notes due 2027 (1)	550	—
5.875% Senior Notes due 2028	400	400
7.000% Senior Notes due 2028	500	500
4.500% Senior Notes due 2029	800	800
7.000% Senior Notes due 2029	750	—
4.500% Senior Notes due 2030	800	800
6.375% Senor Notes due 2030 (1)	600	—
7.250% Senior Notes due 2032	750	—
GoZone Bonds (1)	322	—
Lease-related financing obligations	150	94
Net unamortized premiums, discounts and fair value adjustments	14	—
Deferred debt issuance costs	(41)	(25)
Total debt	7,380	3,580
Less: current maturities	76	—
Total long-term debt, net	$7,304	$3,580
(1)These notes, totaling $2.57 billion aggregate principal amount, were assumed by the Partnership in connection with the closing of the NuStar acquisition in May 2024.
Recent Transactions
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
NuStar Acquisition
During the second quarter of 2024, subsequent to the closing of the NuStar acquisition, the Partnership redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated NuStar's credit facility totaling $455 million.
NuStar Logistics Senior Notes. NuStar Logistics, L.P., a wholly owned subsidiary acquired in the NuStar acquisition, (NuStar Logistics”) is the issuer of $2.25 billion of senior notes, including 5.750% Senior Notes due 2025, 6.000% Senior Notes due 2026, 5.625% Senior Notes due 2027 and 6.375% Senior Notes due 2030 (collectively, the “NuStar Logistics Senior Notes”). Subsequent to the closing of the NuStar acquisition, the indentures related to the Partnership’s senior notes and the indentures related to NuStar Logistics’ senior notes were amended to add certain subsidiaries as guarantors. Consequently, Sunoco LP and NuStar Logistics are each a guarantor of the other’s senior notes, along with other subsidiary guarantors of each.
The NuStar Logistics Senior Notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the NuStar Logistics Senior Notes. In addition, the NuStar Logistics Senior Notes limit the ability of NuStar Logistics and its subsidiaries to, among other things, incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. At the option of NuStar Logistics, the NuStar Logistics Senior Notes may be redeemed in whole or in part at any time at a redemption price, plus accrued and unpaid interest to the redemption date. If we undergo a change of control that is followed by a ratings decline that occurs within 60 days of the change of control, each holder of the applicable senior notes may require us to repurchase all or a portion of its notes at a price equal to 101% of the principal amount of the notes repurchased, plus any accrued and unpaid interest to the date of repurchase.

Gulf Opportunity Zone Revenue Bonds. NuStar Logistics’ obligations also include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”).
As reflected in the table below, the holders of the Series 2008, Series 2010B and Series 2011 GoZone Bonds are required to tender their bonds at the applicable mandatory purchase date in exchange for 100% of the principal plus accrued and unpaid interest, after which these bonds are expected to be remarketed with a new interest rate established. Each of the Series 2010 and Series 2010A GoZone Bonds is subject to redemption on or after June 1, 2030 by the Parish of St. James, at our option, in whole or in part, at a redemption price of 100% of the principal amount to be redeemed plus accrued and unpaid interest. Interest on the GoZone Bonds is payable semi-annually on June 1 and December 1 of each year.
The following table summarizes the GoZone Bonds outstanding as of June 30, 2024:

Series	Date Issued	Amount Outstanding	Interest Rate	Mandatory Purchase Date	Optional Redemption Date	Maturity Date
Series 2008	June 26, 2008	$56	6.10%	June 1, 2030	n/a	June 1, 2038
Series 2010	July 15, 2010	100	6.35%	n/a	June 1, 2030	July 1, 2040
Series 2010A	October 7, 2010	43	6.35%	n/a	June 1, 2030	October 1, 2040
Series 2010B	December 29, 2010	48	6.10%	June 1, 2030	n/a	December 1, 2040
Series 2011	August 9, 2011	75	5.85%	June 1, 2025	n/a	August 1, 2041
NuStar Logistics’ agreements with the Parish of St. James related to the GoZone Bonds contain: (i) customary restrictive covenants that limit the ability of NuStar Logistics and its subsidiaries to, among other things, create liens, enter into certain sale leaseback transactions, and engage in certain consolidations, mergers or asset sales; and (ii) a repurchase provision which provides that if we undergo a change of control that is followed by a ratings decline that occurs within 60 days of the change of control, then each holder may require the trustee, with funds provided by NuStar Logistics, to repurchase all or a portion of that holder’s GoZone Bonds at a price equal to 101% of the aggregate principal amount repurchased, plus any accrued and unpaid interest.
Credit Facilities
The Partnership's $1.50 billion revolving credit facility (the “Credit Facility”) matures in May 2029 (as amended in May 2024), which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $500 million. As of June 30, 2024, the balance on the Credit Facility was $85 million, and $15 million standby letters of credit were outstanding. The unused availability on the Credit Facility at June 30, 2024 was $1.40 billion. The weighted average interest rate on the total amount outstanding at June 30, 2024 was 7.43%. The Partnership was in compliance with all financial covenants at June 30, 2024.
Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of June 30, 2024, this facility had no outstanding borrowings.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of June 30, 2024 were $7.35 billion and $7.38 billion, respectively. As of December 31, 2023, the aggregate fair value and carrying amount of our consolidated debt obligations were $3.50 billion and $3.58 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
8.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Asset retirement obligations	$94	$84
Accrued environmental expense, long-term	16	12
Other	83	20
Total	$193	$116
9.Related Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.

Our investments in the J.C. Nolan joint venture entities were $124 million and $124 million as of June 30, 2024 and December 31, 2023, respectively. In addition, we recorded equity in earnings from the J.C. Nolan joint venture of $2 million and $1 million for the three months ended June 30, 2024 and 2023, respectively, and $4 million and $3 million for the six months ended six months ended June 30, 2024 and 2023, respectively.
Summary of Transactions
Related party transactions for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Motor fuel sales to affiliates	$—	$15	$4	$28
Bulk fuel purchases from affiliates	373	471	770	882
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Accounts receivable from affiliates were $33 million and $20 million as of June 30, 2024 and December 31, 2023, respectively, which were primarily related to motor fuel sales to affiliates.
•Accounts payable to affiliates were $114 million and $170 million as of June 30, 2024 and December 31, 2023, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $94 million and $102 million as of June 30, 2024 and December 31, 2023, respectively, which were related to treasury services agreements with Energy Transfer.
10.Revenue
Disaggregation of Revenue
Subsequent to our acquisition of NuStar, the Partnership's consolidated financial statements reflect three reportable segments: Fuel Distribution, Pipeline Systems and Terminals.
Revenues from our Fuel Distribution segment are derived from the sale of fuel, non-fuel and lease income. Fuel sales consist primarily of the sale of motor fuel under supply agreements with third-party customers and affiliates. Fuel supply contracts with our customers generally provide that we distribute motor fuel at a price based on a formula which includes published rates, volume-based profit margin and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, the Partnership estimates the variable consideration amount and factors in such estimate to determine the transaction price under the expected value method. Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. To determine when control transfers to the customer, the shipping terms of the contract are assessed as a primary indicator of the transfer of control. For FOB shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, the Partnership is precluded from redirecting the shipment to another customer and revenue is recognized. Non-fuel revenue includes merchandise revenue that comprises the in-store merchandise and food service sales at company-operated retail stores and other revenue such as credit card processing, car washes, lottery and other services. Lease revenue is derived from leasing arrangements for which we are the lessor and recognized ratably over the term of the underlying lease.
Revenues from our Pipeline Systems segment are derived from interstate and intrastate pipeline transportation of refined products, crude oil and anhydrous ammonia and the applicable pipeline tariff on a per barrel basis for crude oil or refined products and on a per ton basis for ammonia.
Revenues from our Terminals segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues) and throughput agreements, under which a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees.

The following table depicts the disaggregation of revenue within each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fuel Distribution
Fuel	$5,797	$5,595	$11,151	$10,820
Non-fuel	81	73	146	137
Lease income	30	37	68	74

Pipeline Systems
Throughput	138	—	138	—
Other	39	—	39	—

Terminals
Throughput	20	15	36	27
Other	69	25	95	49

Total revenues	$6,174	$5,745	$11,673	$11,107
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Contract assets	$273	$256
Accounts receivable from contracts with customers	879	809
Contract liabilities	81	—
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2023	$—
NuStar acquisition	78
Zenith European terminals acquisition	3
Additions	19
Revenue recognized	(19)
Balance, June 30, 2024	$81
Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of June 30, 2024.

		Remaining Performance Obligations
2024	(remaining)	$207
2025		299
2026		232
2027		159
2028		123
Thereafter		268
Total		$1,288

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.
Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $9 million and $7 million for the three months ended June 30, 2024 and 2023, respectively, and $17 million and $13 million for the six months ended June 30, 2024 and 2023, respectively.
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
New York Motor Fuel Excise Tax Audits
Sunoco LLC and Sunoco Retail LLC are currently under motor fuel excise tax audits in the state of New York for the periods of March 2017 through May 2020. These audits are currently ongoing and no assessments have been made. We cannot predict the outcome of these audits; however, to the extent material assessments may be issued, we would expect to use all appropriate administrative and legal measures to defend our positions.
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense at United States statutory rate	$136	$20	$186	$51
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(15)	(13)	(60)	(39)
State and local tax, net of federal expense	29	2	30	4
Other	(1)	—	—	—
Net income tax expense	$149	$9	$156	$16
13.Equity
As of June 30, 2024, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 107,533,995 of our common units. As of June 30, 2024, our wholly owned subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership.
Common Units
The change in our outstanding common units for the six months ended June 30, 2024 was as follows:

Number of Units
Number of common units at December 31, 2023	84,408,014
Phantom unit vesting	46,848
NuStar acquisition	51,543,100
Number of common units at June 30, 2024	135,997,962

Cash Distributions
Our partnership agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or declared during 2024 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
February 20, 2024	$0.8420	$71	$19
May 20, 2024	0.8756	119	36
August 19, 2024	0.8756	119	36
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2024	December 31, 2023
Foreign currency translation adjustment	$(1)	$—
Actuarial gains related to pensions and other postretirement benefits	7	—
Total accumulated other comprehensive income included in partners’ capital, net of tax	$6	$—
14.Segment Reporting
Change in Segments
Subsequent to the acquisition of NuStar, management reevaluated the Partnership’s internal reporting, which resulted in changes to the Partnership’s reportable segments. The Partnership’s consolidated financial information now includes three reportable segments: Fuel Distribution, Pipeline Systems and Terminals. The Partnership previously reported reportable segments for Fuel Distribution and Marketing and All Other. The operations within those prior reportable segments have now been reallocated among the new reportable segments, and prior periods have been adjusted accordingly to reflect the current segment presentation. In addition, certain operations within NuStar’s prior standalone reporting have been reallocated based on the post-acquisition internal reporting and management structure; therefore, segment operating results reported herein are not comparable to those previously reported by NuStar in its standalone pre-acquisition financial statements.
Description of Segments
Fuel Distribution. Our Fuel Distribution segment supplies motor fuel to independently-operated dealer stations, distributors, commission agents and other consumers. Also included in our Fuel Distribution segment is lease income from properties that we lease or sublease, as well as the Partnership’s credit card services, franchise royalties and retail operations in Hawaii and New Jersey.
Pipeline Systems. Our Pipeline Systems segment includes the operations of our refined products, crude oil and anhydrous ammonia pipelines, as well as other assets that are operated and managed on an integrated basis with our pipeline systems, including certain terminal and storage assets.
Terminals. Our Terminals segment is composed of our facilities (other than those integrated into the Pipeline Systems segment) that provide storage, handling and other services on a fee basis for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. The segment also includes the operations of our transmix processing facilities.
Segment Operating Results
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, non-cash unit-based compensation expense, gains and losses on disposal of assets, non-cash impairment charges, losses on extinguishment of debt, unrealized gains and losses on commodity derivatives, inventory valuation adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.

The following tables present financial information by segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Fuel Distribution	$5,908	$5,705	$11,365	$11,031
Pipeline Systems	177	—	177	—
Terminals	89	40	131	76
Total	$6,174	$5,745	$11,673	$11,107

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA:
Fuel Distribution	$245	$226	$463	$422
Pipeline Systems	53	3	53	7
Terminals	22	21	46	42
Total	$320	$250	$562	$471

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted EBITDA:
Net income	$501	$87	$731	$228
Depreciation, amortization and accretion	78	49	121	97
Interest expense, net	95	53	158	106
Non-cash unit-based compensation expense	4	4	8	9
Loss (gain) on disposal of assets and impairment charges	52	(13)	54	(12)
Loss on extinguishment of debt	2	—	2	—
Unrealized (gains) losses on commodity derivatives	(6)	1	7	(10)
Inventory valuation adjustments	32	57	(98)	28
Equity in earnings of unconsolidated affiliates	(2)	(1)	(4)	(3)
Adjusted EBITDA related to unconsolidated affiliates	3	3	6	6
Gain on West Texas Sale	(598)	—	(598)	—
Other non-cash adjustments	10	1	19	6
Income tax expense	149	9	156	16
Adjusted EBITDA (consolidated)	$320	$250	$562	$471

	June 30, 2024	December 31, 2023
Assets:
Fuel Distribution	$6,319	$6,343
Pipeline Systems	6,438	49
Terminals	1,357	398
Total segment assets	14,114	6,790
Other partnership assets	351	36
Total assets	$14,465	$6,826

15.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$501	$87	$731	$228
Less:
Net income attributable to noncontrolling interests	8	—	8	—
Incentive distribution rights	36	20	72	39
Distributions on unvested phantom unit awards	2	1	3	3
Common unitholders’ interest in net income	$455	$66	$648	$186
Weighted average common units outstanding:
Basic	117,271,408	84,060,866	100,848,078	84,059,797
Dilutive effect of unvested phantom unit awards	783,450	973,402	808,998	938,980
Diluted	118,054,858	85,034,268	101,657,076	84,998,777
Net income per common unit:
Basic	$3.88	$0.79	$6.43	$2.21
Diluted	$3.85	$0.78	$6.37	$2.19

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
Many of the foregoing risks and uncertainties are, and will be, heightened by any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 9, 2024 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024 or from the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 9, 2024. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
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
We are a Delaware master limited partnership with operations in over 40 U.S. states, Puerto Rico, Europe and Mexico. We are the largest independent distributor of motor fuel in North America and a leading operator of critical midstream energy infrastructure. Our midstream operations include an extensive network of approximately 14,000 miles of pipeline and over 100 terminals. This critical infrastructure complements our fuel distribution operations, which serve approximately 7,400 Sunoco and partner branded locations and additional independent dealers and commercial customers.
Recent Developments
Acquisitions
NuStar
On May 3, 2024, we completed the previously announced acquisition of NuStar Energy L.P. (“NuStar”). Under the terms of the agreement, NuStar common unitholders received 0.400 SUN common units for each NuStar common unit. In connection with the acquisition, we issued approximately 51.5 million common units, which had a fair value of approximately $2.9 billion, assumed debt totaling approximately $3.5 billion and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids.
Zenith European Terminals
On March 13, 2024, we completed the previously announced acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million), including working capital.
Divestiture
West Texas Sale
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

Other Transactions
Permian Joint Venture
On July 16, 2024, SUN and Energy Transfer announced the formation of a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the Contribution Agreement by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC dated July 14, 2024 in a cashless transaction, SUN contributed all of its Permian crude oil gathering assets and operations to the joint venture. Additionally, Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to the joint venture. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston, and Cushing is excluded from the joint venture.
The joint venture operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SUN holds a 32.5% interest with Energy Transfer holding the remaining 67.5% interest in the joint venture.
The formation of the joint venture was effective on July 1, 2024.
Key Measures Used to Evaluate and Assess Our Business
Management uses a variety of financial measurements to analyze business performance, including the following key measures:
•Adjusted EBITDA. Adjusted EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, non-cash unit-based compensation expense, gains and losses on disposal of assets, non-cash impairment charges, losses on extinguishment of debt, unrealized gains and losses on commodity derivatives, inventory valuation adjustments, and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
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

Results of Operations
Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Segment Adjusted EBITDA:
Fuel Distribution	$245	$226	$19	$463	$422	$41
Pipeline Systems	53	3	50	53	7	46
Terminals	22	21	1	46	42	4
Adjusted EBITDA (consolidated)	$320	$250	$70	$562	$471	$91

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$501	$87	$414	$731	$228	$503
Depreciation, amortization and accretion	78	49	29	121	97	24
Interest expense, net	95	53	42	158	106	52
Non-cash unit-based compensation expense	4	4	—	8	9	(1)
Loss (gain) on disposal of assets and impairment charges	52	(13)	65	54	(12)	66
Loss on extinguishment of debt	2	—	2	2	—	2
Unrealized (gains) losses on commodity derivatives	(6)	1	(7)	7	(10)	17
Inventory valuation adjustments	32	57	(25)	(98)	28	(126)
Equity in earnings of unconsolidated affiliates	(2)	(1)	(1)	(4)	(3)	(1)
Adjusted EBITDA related to unconsolidated affiliates	3	3	—	6	6	—
Gain on West Texas Sale	(598)	—	(598)	(598)	—	(598)
Other non-cash adjustments	10	1	9	19	6	13
Income tax expense	149	9	140	156	16	140
Adjusted EBITDA (consolidated)	$320	$250	$70	$562	$471	$91
Net Income. For the three and six months ended June 30, 2024 compared to the same periods last year, net income increased primarily due to a $598 million gain on the West Texas Sale in April 2024, as discussed below. In addition, the increase in net income reflected increases of $9 million and $107 million, respectively, in operating income, driven by results from our reportable segments, partially offset by increases in depreciation, amortization and accretion, as well as losses on disposal of asset and impairment charges. The increases in net income were also offset by increases in interest expense and income tax expense. These changes are discussed in more detail below.
Adjusted EBITDA (consolidated). For the three and six months ended June 30, 2024 compared to the same periods last year, Adjusted EBITDA increased primarily due to increases in profit of $251 million and $360 million, respectively, primarily related to the acquisitions of NuStar and Zenith European terminals, partially offset by increases in operating costs (including operating expenses, general and administrative expenses and lease expense) of $148 million and $163 million, respectively, primarily related to the acquisitions of NuStar and Zenith European terminals.
Additional discussion on the changes impacting net income and comprehensive income and Adjusted EBITDA for the three and six months ended June 30, 2024 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. For the three and six months ended June 30, 2024 compared to the same periods last year, depreciation, depletion and amortization increased primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions.
Interest Expense, net. For the three months ended June 30, 2024 compared to the same period last year, interest expense increased primarily due to an increase in average total long-term debt.

Loss (Gain) on Disposal of Assets and Impairment Charges. For the three and six months ended June 30, 2024 compared to the same periods last year, loss on disposal of assets and impairment charges primarily relates to the termination of a lease in June 2024.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2024 and 2023, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $32 million and $57 million, respectively, which decreased net income. For the six months ended June 30, 2024, the Partnership's cost of sales included favorable inventory valuation adjustments of $98 million, which increased net income; and for the six months ended June 30, 2023, the Partnership's cost of sales included unfavorable inventory adjustments of $28 million, which decreased net income.
Gain on West Texas Sale. The gain on West Texas Sale relates to the gain recognized by SUN upon completion of the sale of convenience stores to 7-Eleven Inc. in April 2024.
Income Tax Expense. For the three and six months ended June 30, 2024 compared to the same periods last year, income tax expense increased primarily due to the taxable gain recognized by a corporate subsidiary on the West Texas Sale.
Segment Operating Results
We evaluate segment performance based on Segment Adjusted EBITDA, which we believe is an important performance measure of the core profitability of our operations. This measure represents the basis of our internal financial reporting and is one of the performance measures used by senior management in deciding how to allocate capital resources among business segments.
The following tables identify the components of Segment Adjusted EBITDA, which is calculated as follows:
•Segment profit, operating expenses and selling, general and administrative expenses. These amounts represent the amounts included in our consolidated financial statements that are attributable to each segment.
•Adjusted EBITDA related to unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Segment Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates.
The following analysis of segment operating results includes a measure of segment profit. Segment profit is a non-GAAP financial measure and is presented herein to assist in the analysis of segment operating results and particularly to facilitate an understanding of the impacts that changes in sales revenues have on the segment performance measure of Segment Adjusted EBITDA. Segment profit is similar to the GAAP measure of gross profit, except that segment profit excludes charges for depreciation, depletion and amortization. Among the GAAP measures reported by the Partnership, the most directly comparable measure to segment profit is Segment Adjusted EBITDA; a reconciliation of segment profit to Segment Adjusted EBITDA is included in the following tables for each segment where segment profit is presented.
In addition, for the Fuel Distribution segment, the following sections include information on the components of segment profit by sales type, which components are included in order to provide additional disaggregated information to facilitate the analysis of segment profit and Segment Adjusted EBITDA. These components of segment profit are calculated consistent with the calculation of segment profit; therefore, these components also exclude charges for depreciation, depletion and amortization.

Fuel Distribution

	Three Months Ended June 30,						Six Months Ended June 30,
	2024		2023		Change		2024		2023		Change
Motor fuel gallons sold	2,189		2,080		109		4,289		4,004		285
Motor fuel profit cents per gallon	11.8	¢	11.9	¢	(0.1)	¢	11.4	¢	12.0	¢	(0.6)	¢
Fuel profit	$230		$198		$32		$574		$462		$112
Non-fuel profit	44		39		5		79		73		6
Lease profit	30		37		(7)		68		74		(6)
Fuel Distribution segment profit(1)	$304		$274		$30		$721		$609		$112
Expenses	$96		$111		$(15)		$207		$216		$(9)
Segment Adjusted EBITDA	$245		$226		$19		$463		$422		$41
(1)For the three months ended June 30, 2024, Fuel Distribution segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $96 million, and unrealized gains on commodity derivatives of $6 million and adding non-cash unit-based compensation of $4 million, inventory valuation adjustments of $30 million and other of $9 million. For the three months ended June 30, 2023, Fuel Distribution segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $111 million, and adding non-cash unit-based compensation of $4 million, unrealized losses on commodity derivatives of $1 million, inventory valuation adjustments of $51 million, and other of $7 million. For the six months ended June 30, 2024, Fuel Distribution segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $207 million and inventory valuation adjustments of $85 million and adding non-cash unit-based compensation of $8 million, unrealized losses on commodity derivatives of $7 million and other of $19 million. For the six months ended June 30, 2023, Fuel Distribution segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $216 million and unrealized gains on commodity derivatives of $10 million and adding non-cash unit-based compensation of $9 million, inventory valuation adjustments of $19 million and other of $11 million.
Volumes. For the three and six months ended June 30, 2024 compared to the same periods last year, volumes increased primarily due to growth from investments and profit optimization strategies.
Segment Adjusted EBITDA. For the three months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $11 million related to a 5% increase in gallons sold, partially offset by a decrease in profit per gallon primarily as a result of the West Texas Sale; and
•a decrease of $15 million in expenses primarily due to the West Texas Sale in April 2024 and lower allocated overhead; partially offset by
•a decrease of $7 million in lease profit due to the West Texas Sale in April 2024.
Segment Adjusted EBITDA. For the six months ended June 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $33 million related to a 7% increase in gallons sold, partially offset by a decrease in profit per gallon primarily as a result of the West Texas Sale; and
•a decrease of $9 million in expenses primarily due to the West Texas sale in April 2024 and lower allocated overhead; partially offset by
•a decrease of $6 million in lease profit due to the West Texas Sale in April 2024.

Pipeline Systems

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Pipelines throughput (barrels per day)	1,264	—	1,264	632	—	632
Pipeline Systems segment profit(1)	$172	$1	$171	$173	$2	$171
Expenses	$121	$1	$120	$124	$2	$122
Segment Adjusted EBITDA	$53	$3	$50	$53	$7	$46
(1)For the three months ended June 30, 2024, Pipeline Systems segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $121 million and other of $1 million and adding Adjusted EBITDA related to unconsolidated affiliates of $3 million. For the three months ended June 30, 2023, Pipeline Systems segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $1 million and adding Adjusted EBITDA related to unconsolidated affiliates of $3 million. For the six months ended June 30, 2024, Pipeline Systems segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $124 million and other of $2 million and adding Adjusted EBITDA related to unconsolidated affiliates of $6 million. For the six months ended June 30, 2023, Pipeline Systems segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $2 million and adding Adjusted EBITDA related to unconsolidated affiliates of $6 million and other of $1 million.
Volumes. For the three and six months ended June 30, 2024 compared to the same periods last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three and six months ended June 30, 2024 compared to the same periods last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the acquisition of NuStar.
Terminals

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Throughput (barrels per day)	638	409	229	531	382	149
Terminals segment profit(1)	$89	$39	$50	$155	$78	$77
Expenses	$68	$25	$43	$96	$46	$50
Segment Adjusted EBITDA	$22	$21	$1	$46	$42	$4
(1)For the three months ended June 30, 2024, Terminals segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $68 million and other of $1 million and adding inventory valuation adjustments of $2 million. For the three months ended June 30, 2023, Terminals segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $25 million and adding inventory valuation adjustments of $6 million and other of $1 million. For the six months ended June 30, 2024, Terminals segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $96 million and inventory valuation adjustments of $13 million. For the six months ended June 30, 2023, Terminals segment profit reconciles to Segment Adjusted EBITDA by subtracting expenses of $46 million and adding inventory valuation adjustments of $9 million and other of $1 million.
Volumes. For the three and six months ended June 30, 2024 compared to the same periods last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three and six months ended June 30, 2024 compared to the same periods last year, Segment Adjusted EBITDA related to our Terminals segment increased primarily due to the recent acquisitions of NuStar, Zenith European terminals and Zenith Energy terminals located across the East Coast and Midwest.
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
As of June 30, 2024, we had $226 million of cash and cash equivalents on hand and borrowing capacity of $1.40 billion on our Credit Facility. The Partnership was in compliance with all financial covenants at June 30, 2024. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2024; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
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
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Net cash provided by operating activities during 2024 was $216 million compared to $417 million for 2023. The decrease in cash flows provided by operations was primarily due to the gain on West Texas Sale of $598 million and a decrease in net cash flow from operating assets and liabilities of $6 million.
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
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Net cash provided by investing activities during 2024 was $727 million compared to net cash used in investing activities of $170 million for 2023. Capital expenditures for 2024 were $111 million compared to $87 million for 2023. In 2024, we paid $185 million in cash for the acquisition of liquid fuels terminals from Zenith Energy, including working capital, and received $27 million in cash from the NuStar acquisition. In 2023, we paid $111 million in cash for the acquisition of 16 refined product terminals from Zenith Energy, including working capital. Distributions from unconsolidated affiliates in excess of cumulative earnings were $4 million and $5 million for 2024 and 2023, respectively. Proceeds from disposal of property and equipment were $2 million and $21 million for 2024 and 2023, respectively. Additionally, we received $990 million in cash proceeds from the West Texas Sale.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Net cash used in financing activities was $746 million and $90 million for 2024 and 2023, respectively.
During the six months ended June 30, 2024, we:
•borrowed $1.50 billion and repaid $405 million in Senior Notes;
•borrowed $1.24 billion and repaid $2.02 billion under the Credit Facility;

•paid $19 million in loan origination costs;
•redeemed $784 million of preferred units;
•paid $249 million in distributions to our unitholders, of which $104 million was paid to Energy Transfer; and
•paid $8 million in distributions to noncontrolling interests.
During the six months ended June 30, 2023, we:
•borrowed $1.56 billion and repaid $1.47 billion under the Credit Facility; and
•paid $180 million in distributions to our unitholders, of which $85 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C unit outstanding. There is no guarantee that we will pay a distribution on our units. In July 2024, we declared a quarterly distribution of $0.8756 per common unit, which will result in the payment of approximately $119 million to common unitholders and $36 million to the IDR holders. The declared distribution will be paid on August 19, 2024 to unitholders of record on August 9, 2024.
Capital Expenditures
The following is a summary of capital expenditures on an accrual basis for the six months ended June 30, 2024:
For the six months ended June 30, 2024, total capital expenditures were $119 million, which included $79 million for growth capital and $40 million for maintenance capital.
We currently expect to spend approximately $120 million in maintenance capital expenditures and at least $300 million in growth capital for the full year 2024.
Description of Indebtedness
As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	June 30, 2024	December 31, 2023
Credit Facility	$85	$411
5.750% Senior Notes due 2025 (1)	600	—
6.000% Senior Notes due 2026 (1)	500	—
6.000% Senior Notes due 2027	600	600
5.625% Senior Notes due 2027 (1)	550	—
5.875% Senior Notes due 2028	400	400
7.000% Senior Notes due 2028	500	500
4.500% Senior Notes due 2029	800	800
7.000% Senior Notes due 2029	750	—
4.500% Senior Notes due 2030	800	800
6.375% Senor Notes due 2030 (1)	600	—
7.250% Senior Notes due 2032	750	—
GoZone Bonds (1)	322	—
Lease-related financing obligations	150	94
Net unamortized premiums, discounts and fair value adjustments	14	—
Deferred debt issuance costs	(41)	(25)
Total debt	7,380	3,580
Less: current maturities	76	—
Total long-term debt, net	$7,304	$3,580
(1)These notes, totaling $2.57 billion aggregate principal amount, were assumed by the Partnership in connection with the closing of the NuStar acquisition in May 2024.
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
NuStar Acquisition
During the second quarter of 2024, subsequent to the closing of the NuStar acquisition, the Partnership redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated NuStar's credit facility totaling $455 million.
Credit Facility
As of June 30, 2024, the balance on the Credit Facility was $85 million, and $15 million standby letters of credit were outstanding. The unused availability on the Credit Facility at June 30, 2024 was $1.40 billion. The weighted average interest rate on the total amount outstanding at June 30, 2024 was 7.43%. The Partnership was in compliance with all financial covenants at June 30, 2024.
On May 3, 2024, the Partnership amended its credit facility, extending the maturity to May 2029.
Guarantor Summarized Financial Information
The senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by Sunoco LP, Sunoco Finance Corp. and certain of its subsidiaries; the senior notes issued by Sunoco LP and Sunoco Finance Corp. are fully and unconditionally guaranteed by NuStar Logistics and certain other subsidiaries. Each guarantee of the senior notes (i) ranks equally in right of payment with all other existing and future unsecured senior indebtedness of that guarantor, (ii) is structurally subordinated to all existing and any future indebtedness and obligations of any subsidiaries of that guarantor that do not guarantee the notes and (iii) ranks senior to its guarantee of our subordinated indebtedness. See Note 7 of the Notes to Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.
The following tables present summarized combined balance sheet and income statement information for Sunoco LP, Sunoco Finance Corp. and NuStar Logistics (the “Issuers”), as well as each of the subsidiaries that guarantees the senior notes issued by those three entities (collectively with the Issuers, the “Guarantor Issuer Group”). Intercompany items among the Guarantor Issuer Group have been eliminated in the summarized combined financial information below, as well as intercompany balances and activity for the Guarantor Issuer Group with non-guarantor subsidiaries, including the Guarantor Issuer Group’s investment balances in non-guarantor subsidiaries. Comparative period information is not included in the tables below, as such information was not required for the prior period. Income statement information included below in the table and related disclosure includes the NuStar subsidiaries for May 3, 2024 (the acquisition date) through June 30, 2024 only.

Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:	June 30, 2024
Current assets (a)	$2,129
Non-current assets	11,207
Current liabilities	1,876
Non-current liabilities, including long-term debt	8,069
(a)Excludes $153 million of net intercompany receivable due to the non-guarantor subsidiaries from the Guarantor Issuer Group.
Long-term assets for the non-guarantor subsidiaries totaled $814 million as of June 30, 2024.

Summarized Combined Income Statement Information for the Guarantor Issuer Group:	Six Months Ended June 30, 2024
Revenues	$11,338
Operating income	424
Net income	718
Revenues and net income for the non-guarantor subsidiaries totaled $335 million and $5 million, respectively, for the six months ended June 30, 2024.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024. No significant changes have occurred subsequent to the Form 10-K filing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $85 million of outstanding borrowings on the Credit Facility as of June 30, 2024. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2024 would be an approximately $1 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2024 or 2023.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2024, we held approximately $944 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 0.1 million barrels with an aggregate unrealized gain of $1.8 million at June 30, 2024.

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
Changes in Internal Control over Financial Reporting
We closed the acquisition of NuStar Energy L.P. on May 3, 2024 and are currently integrating its operations and internal control structure. Certain of NuStar’s internal controls over financial reporting, including disclosure controls and corporate governance procedures, have already been impacted by changes made to conform to the existing controls and procedures of Sunoco LP. None of the changes resulting from the NuStar acquisition and integration were in response to an identified deficiency or material weakness in our internal control over financial reporting.
Other than the changes resulting from the NuStar acquisition and integrations, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact or other legal proceedings required to be reported herein.
Item 1A. Risk Factors
There have been no material changes form the risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024 and in "Part II - Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 9, 2024.
Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 22, 2024, by and among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC and Sunoco GP, LLC (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 22, 2024)

2.2
Contribution Agreement, by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC, dated as of July 14, 2024 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

3.1
Second Amended and Restated Certificate of Limited Partnership of Sunoco LP, dated as of May 8, 2018 (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP, dated as of September 25, 2012 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Susser Petroleum Partners LP (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 6, 2015)

3.5
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 5, 2016)

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.7
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2017)

3.8
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.9
Amendment No. 7 to the First Amended and Restated Agreement of Limited Partnership of Sunoco LP (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on August 8, 2019)

3.10
Certificate of Formation of Susser Petroleum Partners GP LLC, dated as of June 11, 2012 (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.11
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.12
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated as of September 25, 2012 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.13
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

4.1^
Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.2^
Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K for (File Number 001-35653) filed by the registrant on May 3, 2024)

4.3^
Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K for (File Number 001-35653) filed by the registrant on May 3, 2024)

4.4^
Eighth Supplemental Indenture, dated as of April 28, 2017, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.5^
Ninth Supplemental Indenture, dated as of May 22, 2019, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.6^
Tenth Supplemental Indenture, dated as of September 14, 2020, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.7
Eleventh Supplemental Indenture, dated as of May 31, 2024, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, Sunoco LP, as Ultimate Parent Guarantor, the Guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.19 of Sunoco LP’s Current Report on Form 8-K (File No. 001-35653) filed June 5, 2024)

4.8^
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.9^
First Supplemental Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Parent Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 of the current report on Form 8-K (File Number 001-35653)

4.10
Second Supplemental Indenture, dated as of May 3, 2024, by and among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Parent Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Computershare Trust Company, N.A., as Successor Trustee (Incorporated by reference to Exhibit 4.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.11
Indenture, dated as of April 30, 2024, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 30, 2024)

4.12
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.13 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.13
Second Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated May 31 (Incorporated by reference to Exhibit 4.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.14
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.5 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.15
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.7 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.16
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.17
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.11 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.18
Second Supplement and Amendment to Series 2008 Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

4.19
Second Supplement and Amendment to Series 2010 Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

4.20
Second Supplement and Amendment to Series 2010A Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

4.21
Second Supplement and Amendment to Series 2010B Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

4.22
Second Supplement and Amendment to Series 2011 Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.5 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.1^
Third Amended and Restated Credit Agreement, dated as of May 3, 2024, by and between Sunoco LP, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swingline lender and an LC issuer (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.2^
Waiver Letter and Second Amendment, dated May 3, 2024, by Wells Fargo Bank, National Association and acknowledged and accepted by NuStar Energy L.P., NuStar Logistics, L.P., NuStar Pipeline Operating Partnership L.P. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.3
Parent Guaranty, dated as of May 3, 2024, by Sunoco LP in favor of Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.4^
Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of January 28, 2022, among NuStar Logistics, L.P., NuStar Energy L.P., NuStar Pipeline Operating Partnership L.P., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.5^
First Amendment to Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of June 30, 2023, among NuStar Logistics, L.P., NuStar Energy L.P., NuStar Pipeline Operating Partnership L.P., Wells Fargo Bank, National Association, and the lenders party thereto (Incorporated by reference to Exhibit 10.5 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.6^
Receivables Financing Agreement, dated as of June 15, 2015, by and among NuStar Finance LLC, as borrower, NuStar Energy L.P., as servicer, the lenders and group agents from time to time party thereto and PNC Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.6 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.7^
Omnibus Amendment, dated as of January 15, 2016, which is the First Amendment to Receivables Financing Agreement and the Purchase and Sale Agreement, by and among NuStar Finance LLC, NuStar Energy L.P., the lenders and group agents party thereto, and PNC Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.7 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.8^
Second Amendment to Receivables Financing Agreement, dated as of September 20, 2017, by and among NuStar Finance LLC, NuStar Energy L.P., the lenders and group agents party thereto and PNC Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.8 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.9^
Third Amendment to Receivables Financing Agreement, dated as of March 28, 2018, by and among NuStar Finance LLC, NuStar, the lenders and group agents party thereto and PNC Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.10^
Fourth Amendment to Receivables Financing Agreement, dated as of April 29, 2019, by and among NuStar Finance LLC, NuStar Energy L.P., the lenders and group agents party thereto and PNC Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.10 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.11^
Fifth Amendment to Receivables Financing Agreement, dated as of September 3, 2020, by and among NuStar Finance LLC, NuStar Energy L.P., the lenders and group agents party thereto and PNC Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.11 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.12^
Sixth Amendment to Receivables Financing Agreement, dated as of January 28, 2022 by and among NuStar Finance LLC, NuStar Energy L.P., the lenders and group agents party thereto and PNC Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.12 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.13^
Seventh Amendment to Receivables Financing Agreement, dated as of June 29, 2023, by and among NuStar Finance LLC, NuStar Energy L.P., the lenders and group agents party thereto and PNC Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.13 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.14^
Eighth Amendment to Receivables Financing Agreement, dated as of May 3, 2024, by and among NuStar Finance LLC, as borrower, NuStar Energy L.P., as servicer, and PNC Bank, National Association, as a lender, group agent and as administrative agent (Incorporated by reference to Exhibit 10.14 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.15^
Purchase and Sale Agreement, dated as of June 15, 2015, by and among NuStar Finance, as borrower, NuStar Energy L.P., as servicer, and NuStar and the subsidiaries of NuStar named therein, as originators (Incorporated by reference to Exhibit 10.15 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.16^
Second Amendment to Purchase and Sale Agreement, dated as of September 20, 2017, by and among, NuStar Energy L.P., NS Finance and certain affiliates of NuStar as original originators and additional originators (Incorporated by reference to Exhibit 10.16 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.17^
Third Amendment to Purchase and Sale Agreement, dated as of May 3, 2024, by and among NuStar Finance LLC, as buyer, NuStar Energy L.P., as servicer, and NuStar Energy L.P. and its subsidiaries named therein, as originators (Incorporated by reference to Exhibit 10.17 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.18^
Lease Agreement between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of June 1, 2008 (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.19^
First Supplement and Amendment to Lease Agreement (Series 2008), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (Incorporated by reference to Exhibit 10.19 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.20^
Second Supplement and Amendment to Lease Agreement (Series 2008), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024).

10.21^
Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010 (Incorporated by reference to Exhibit 10.20 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.22^
First Supplement and Amendment to Lease Agreement (Series 2010), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (Incorporated by reference to Exhibit 10.21 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.23^
Second Supplement and Amendment to Lease Agreement (Series 2010), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.6 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.24^
Lease Agreement between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of October 1, 2010 (Incorporated by reference to Exhibit 10.22 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.25^
First Supplement and Amendment to Lease Agreement (Series 2010A), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (Incorporated by reference to Exhibit 10.23 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.26^
Second Supplement and Amendment to Lease Agreement (Series 2010A), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.27^
Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010 (Incorporated by reference to Exhibit 10.24 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.28^
First Supplement and Amendment to Lease Agreement (Series 2010B), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (Incorporated by reference to Exhibit 10.25 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.29^
Second Supplement and Amendment to Lease Agreement (Series 2010B), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.12 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.30^
Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011 (Incorporated by reference to Exhibit 10.26 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.31^
First Supplement and Amendment to Lease Agreement (Series 2011), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (Incorporated by reference to Exhibit 10.27 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.32^
Second Supplement and Amendment to Lease (Series 2011), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.15 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

22.1*	List of Guarantor and Issuer Subsidiaries

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

^	Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will provide a copy of such omitted documents to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 8, 2024	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)