Form 10-Q
period 2024-09-30
Sunoco LP
filed 2024-11-07
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 136,001,589 common units and 16,410,780 Class C units, both representing limited partner interests outstanding as of November 1, 2024.

SUNOCO LP
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$116	$29
Accounts receivable, net	902	856
Accounts receivable from affiliates	—	20
Inventories, net	890	889
Other current assets	157	133
Total current assets	2,065	1,927

Property and equipment	8,856	2,970
Accumulated depreciation	(1,105)	(1,134)
Property and equipment, net	7,751	1,836
Other assets:
Operating lease right-of-use assets, net	474	506
Goodwill	1,484	1,599
Intangible assets, net	553	544
Other non-current assets	396	290
Investments in unconsolidated affiliates	1,399	124
Total assets	$14,122	$6,826

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$929	$828
Accounts payable to affiliates	222	170
Accrued expenses and other current liabilities	515	353
Operating lease current liabilities	32	22
Current maturities of long-term debt	78	—
Total current liabilities	1,776	1,373

Operating lease non-current liabilities	482	511
Long-term debt, net	7,259	3,580
Advances from affiliates	86	102
Deferred tax liabilities	166	166
Other non-current liabilities	173	116
Total liabilities	9,942	5,848

Commitments and contingencies (Note 11)

Equity:
Limited partners:
Common unitholders (136,001,589 units issued and outstanding as of September 30, 2024 and 84,408,014 units issued and outstanding as of December 31, 2023)	4,179	978
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Accumulated other comprehensive income	1	—
Total equity	4,180	978
Total liabilities and equity	$14,122	$6,826

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Sales revenue	$5,424	$6,208	$16,673	$17,123
Service revenue	298	73	654	191
Lease revenue	29	39	97	113
	5,751	6,320	17,424	17,427

Costs and Expenses:
Cost of sales	5,327	5,793	15,951	16,211
Operating expenses	151	93	373	262
General and administrative	55	30	225	92
Lease expense	18	18	53	51
Loss (gain) on disposal of assets and impairment charges	(2)	4	52	(8)
Depreciation, amortization and accretion	95	44	216	141
Total costs and expenses	5,644	5,982	16,870	16,749
Operating Income	107	338	554	678
Other Income (Expense):
Interest expense, net	(116)	(56)	(274)	(162)
Equity in earnings of unconsolidated affiliates	31	1	35	4
Gain on West Texas Sale	—	—	598	—
Loss on extinguishment of debt	—	—	(2)	—
Other, net	(5)	—	(7)	7
Income Before Income Tax Expense	17	283	904	527
Income tax expense	15	11	171	27
Net Income	2	272	733	500
Less: Net income attributable to noncontrolling interests	—	—	8	—
Net Income Attributable to Partners	$2	$272	$725	$500

Net Income (Loss) per Common Unit:
Basic	$(0.26)	$2.99	$5.44	$5.20
Diluted	$(0.26)	$2.95	$5.40	$5.14

Weighted Average Common Units Outstanding:
Basic	135,998,435	84,064,445	112,650,388	84,061,363
Diluted	136,844,312	85,132,733	113,466,864	85,037,289

Cash Distribution per Unit	$0.8756	$0.8420	$2.6268	$2.5260

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$2	$272	$733	$500
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2	—	1	—
Actuarial loss related to pension and other postretirement benefit plans	—	—	(1)	—
Total other comprehensive income	2	—	—	—
Comprehensive Income	$4	$272	$733	$500
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2023	$978	$—	$—	$978
Cash distributions to unitholders, including incentive distributions	(91)	—	—	(91)
Unit-based compensation	4	—	—	4
Net income	230	—	—	230
Balance, March 31, 2024	1,121	—	—	1,121
Cash distributions to unitholders, including incentive distributions	(158)	—	(8)	(166)
Unit-based compensation	4	—	—	4
Other comprehensive loss, net of tax	—	(2)	—	(2)
NuStar acquisition	2,850	—	801	3,651
Preferred unit redemption	17	—	(801)	(784)
Other	(3)	8	—	5
Net income	493	—	8	501
Balance, June 30, 2024	4,324	6	—	4,330
Cash distributions to unitholders, including incentive distributions	(157)	—	—	(157)
Unit-based compensation	4	—	—	4
Other comprehensive income, net of tax	—	2	—	2
Other	6	(7)	—	(1)
Net income	2	—	—	2
Balance, September 30, 2024	$4,179	$1	$—	$4,180

	Common Unitholders	Total
Balance, December 31, 2022	$942	$942
Cash distributions to unitholders, including incentive distributions	(88)	(88)
Unit-based compensation	5	5
Net income	141	141
Balance, March 31, 2023	1,000	1,000
Cash distributions to unitholders, including incentive distributions	(92)	(92)
Unit-based compensation	4	4
Net income	87	87
Balance, June 30, 2023	999	999
Cash distributions to unitholders, including incentive distributions	(91)	(91)
Unit-based compensation	4	4
Other	(4)	(4)
Net income	272	272
Balance, September 30, 2023	$1,180	$1,180
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$733	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	216	141
Amortization of deferred financing fees	20	6
(Gain) loss on disposal of assets and impairment charges	52	(8)
Loss on extinguishment of debt	2	—
Gain on West Texas Sale	(598)	—
Other non-cash, net	4	—
Non-cash unit-based compensation expense	12	13
Deferred income tax expense (benefit)	(14)	8
Inventory valuation adjustments	99	(113)
Equity in earnings of unconsolidated affiliates	(35)	(4)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	9	(255)
Receivables from affiliates	20	5
Inventories, net	(100)	25
Other assets	19	4
Accounts payable	31	64
Accounts payable to affiliates	52	5
Accrued expenses and other current liabilities	(8)	40
Other non-current liabilities	(88)	(15)
Net cash provided by operating activities	426	416
INVESTING ACTIVITIES:
Capital expenditures	(212)	(132)
Cash paid for acquisitions of terminals	(209)	(111)
NuStar acquisition, net of cash received	27	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	6	7
Proceeds from West Texas Sale	990	—
Proceeds from disposal of property and equipment	7	25
Other	—	(2)
Net cash provided by (used in) investing activities	609	(213)
FINANCING ACTIVITIES:
Senior notes borrowings	1,500	500
Senior notes repayments	(415)	—
Credit Facility borrowings	1,870	2,625
Credit Facility repayments	(2,686)	(2,878)
Loan origination costs	(19)	(5)
Preferred units redemption	(784)	—
Cash distributions to unitholders, including incentive distributions	(406)	(271)
Cash distributions to noncontrolling interests	(8)	—
Net cash used in financing activities	(948)	(29)
Net increase in cash and cash equivalents	87	174
Cash and cash equivalents, beginning of period	29	82
Cash and cash equivalents, end of period	$116	$256

Non-cash investing and financing activities and supplemental cash flow information:
Units issued in connection with NuStar acquisition	$2,850	$—
Contribution of assets to the Permian joint venture	1,246	—
Lease assets obtained in exchange for new lease liabilities	3	1
Change in note payable to affiliate	—	2
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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of September 30, 2024, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units and all of our incentive distribution rights (“IDRs”).
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
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or total equity.
2.Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to Regulation S-X, certain information and disclosures normally included in the annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2024 and in Exhibit 99.1 to the Partnership's Current Report on Form 8-K filed with the SEC on October 24, 2024.
Significant Accounting Policies
As of September 30, 2024, there have been no changes in the Partnership's significant accounting policies from those described in Exhibit 99.1 to the Partnership's Current Report on Form 8-K filed with the SEC on October 24, 2024.
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
Investments in Unconsolidated Affiliates
We own interests in certain joint ventures with Energy Transfer that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary.

Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $33 million and $73 million for the three months ended September 30, 2024 and 2023, respectively, and $133 million and $209 million for the nine months ended September 30, 2024 and 2023, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations.
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
The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition, with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Management, with the assistance of a third party valuation specialist, determined the fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgment as well as the use of significant estimates and assumptions. The following table summarizes the allocation of the purchase price among assets acquired and liabilities assumed:

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
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 are presented as if the NuStar acquisition had been completed on January 1, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$5,751	$6,730	$17,946	$18,607
Net income	23	295	682	544
Net income (loss) attributable to partners	(14)	241	550	445
Basic net income (loss) per Common Unit	$(0.10)	$1.78	$3.74	$3.28
Diluted net income (loss) per Common Unit	$(0.10)	$1.76	$3.72	$3.26
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
NuStar's revenue and net income since the acquisition date to September 30, 2024 included in our consolidated statement of operations were $583 million and $56 million, respectively.
Expenses related to the NuStar Acquisition
As a result of the acquisition, we recognized $97 million of merger-related expenses during the nine months ended September 30, 2024.

Zenith European Terminals
On March 13, 2024, we completed the previously announced acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million), including working capital. The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition. Management, with the assistance of a third party valuation specialist, determined the preliminary fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgment as well as the use of significant estimates and assumptions. The following table summarizes the allocation of the purchase price among assets acquired and liabilities assumed:

As of March 13, 2024
Other current assets	$6
Property and equipment	204
Goodwill	7
Other non-current assets	36
Current liabilities	(14)
Deferred tax liabilities	(11)
Other non-current liabilities	(43)
Net assets	185
Cash acquired	—
Total cash consideration, net of cash acquired	$185
Other Acquisition
On August 30, 2024, we acquired a terminal in Portland, Maine for approximately $24 million, including working capital. The purchase price was primarily allocated to property and equipment.
Divestiture
West Texas Sale
On April 16, 2024, we completed the previously announced sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. As a result of the sale, the Partnership recorded $598 million gain ($451 million, net of current tax expense of $178 million and deferred tax benefit of $31 million).
Other Transactions
Permian Joint Venture
Effective July 1, 2024, SUN and Energy Transfer formed a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the contribution agreement by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC dated July 14, 2024, in a cashless transaction, SUN contributed all of its Permian crude oil gathering assets and operations to the joint venture. Additionally, Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to the joint venture. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston, and Cushing is excluded from the joint venture.
The joint venture operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SUN holds a 32.5% interest with Energy Transfer holding the remaining 67.5% interest in the joint venture.
Upon formation, the SUN Permian entities were deconsolidated, and the net book value of the related assets was recorded as the initial carrying value of SUN's equity method investment in the joint venture. As of September 30, 2024, the carrying value of the Partnership’s investment in the joint venture was $1.28 billion.
As of September 30, 2024, the Permian joint venture had current assets of $275 million, noncurrent assets of $3.51 billion, current liabilities of $86 million and noncurrent liabilities of $42 million. For the three months ended September 30, 2024, the Permian joint venture recognized revenues of $3.7 billion, of which approximately $3.6 billion related to transactions with affiliates, operating income of $91 million and net income of $90 million.
4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable, trade	$716	$703
Credit card receivables	60	107
Other receivables	127	47
Allowance for expected credit losses	(1)	(1)
Accounts receivable, net	$902	$856
5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of September 30, 2024 and December 31, 2023, the Partnership’s fuel inventory balance included lower of cost or market reserves of $329 million and $230 million, respectively. For the three and nine months ended September 30, 2024 and 2023, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended September 30, 2024, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $197 million, which decreased net income; and for the three months ended September 30, 2023, the Partnership's cost of sales included favorable inventory valuation adjustments of $141 million, which increased net income. For the nine months ended September 30, 2024, the Partnership's cost of sales included an unfavorable inventory valuation adjustments of $99 million, which decreased net income; and for the nine months ended September 30, 2023, the Partnership's cost of sales included favorable inventory valuation adjustments of $113 million, which increased net income.
Inventories, net, consisted of the following:

	September 30, 2024	December 31, 2023
Fuel	$874	$876
Other	16	13
Inventories, net	$890	$889
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Wage and other employee-related accrued expenses	$58	$38
Accrued tax expense	153	182
Accrued insurance expense	26	30
Accrued interest expense	161	41
Dealer deposits	24	23
Accrued environmental expense	9	6
Contract liabilities	20	—
Other	64	33
Total	$515	$353

7.Debt Obligations
Total long-term debt, net consisted of the following:

	September 30, 2024	December 31, 2023
Credit Facility	$50	$411
5.750% senior notes due 2025 (1)	600	—
6.000% senior notes due 2026 (1)	500	—
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027 (1)	550	—
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	—
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030 (1)	600	—
7.250% senior notes due 2032	750	—
GoZone Bonds (1)	322	—
Lease-related financing obligations	139	94
Net unamortized premiums, discounts and fair value adjustments	15	—
Deferred debt issuance costs	(39)	(25)
Total debt	7,337	3,580
Less: current maturities	78	—
Total long-term debt, net	$7,259	$3,580
(1)These senior notes and bonds, totaling $2.57 billion aggregate principal amount, were assumed by the Partnership in connection with the closing of the NuStar acquisition in May 2024.
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
The following table summarizes the GoZone Bonds outstanding as of September 30, 2024:

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
Credit Facilities
The Partnership's $1.50 billion revolving credit facility (the “Credit Facility”) matures in May 2029 (as amended in May 2024), which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $500 million. As of September 30, 2024, the balance on the Credit Facility was $50 million, and $28 million standby letters of credit were outstanding. The unused availability on the Credit Facility at September 30, 2024 was $1.42 billion. The weighted average interest rate on the total amount outstanding at September 30, 2024 was 7.30%. The Partnership was in compliance with all financial covenants at September 30, 2024.
Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of September 30, 2024, this facility had no outstanding borrowings.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of September 30, 2024 were $7.40 billion and $7.34 billion, respectively. As of December 31, 2023, the aggregate fair value and carrying amount of our consolidated debt obligations were $3.50 billion and $3.58 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
8.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Asset retirement obligations	$98	$84
Accrued environmental expense, long-term	18	12
Other	57	20
Total	$173	$116
9.Related Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.

Our investments in the J.C. Nolan joint venture entities were $123 million and $124 million as of September 30, 2024 and December 31, 2023, respectively. We recorded equity in earnings from the J.C. Nolan joint venture of $1 million for the three months ended September 30, 2024 and 2023, and $5 million and $4 million for the nine months ended September 30, 2024 and 2023, respectively.
As discussed in Note 3, effective July 1, 2024, SUN and Energy Transfer announced the formation of a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Our investment in the Permian joint venture was $1.28 billion as of September 30, 2024. We recorded equity in earnings from the Permian joint venture of $30 million for the three and nine months ended September 30, 2024.
Summary of Transactions
Related party transactions for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Motor fuel sales to affiliates	$9	$6	$20	$34
Bulk fuel purchases from affiliates	342	415	1,112	1,297
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Accounts receivable from affiliates were nil and $20 million as of September 30, 2024 and December 31, 2023, respectively, which were primarily related to motor fuel sales to affiliates.
•Accounts payable to affiliates were $222 million and $170 million as of September 30, 2024 and December 31, 2023, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $86 million and $102 million as of September 30, 2024 and December 31, 2023, respectively, which were related to treasury services agreements with Energy Transfer.
10.Revenue
Disaggregation of Revenue
Subsequent to our acquisition of NuStar, the Partnership's consolidated financial statements reflect three reportable segments: Fuel Distribution, Pipeline Systems and Terminals.
Revenues from our Fuel Distribution segment are derived from the sale of fuel, non-fuel and lease income. Fuel sales consist primarily of the sale of motor fuel under supply agreements with third-party customers and affiliates. Fuel supply contracts with our customers generally provide that we distribute motor fuel at a price based on a formula which includes published rates, volume-based profit margin and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, the Partnership estimates the variable consideration amount and factors in such estimate to determine the transaction price under the expected value method. Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. To determine when control transfers to the customer, the shipping terms of the contract are assessed as a primary indicator of the transfer of control. For free on board ("FOB") shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, the Partnership is precluded from redirecting the shipment to another customer and revenue is recognized. Non-fuel revenue includes merchandise revenue that comprises the in-store merchandise and food service sales at company-operated retail stores and other revenue such as credit card processing, car washes, lottery and other services. Lease revenue is derived from the leasing or subleasing of real estate used in the retail distribution of motor fuels.
Revenues from our Pipeline Systems segment are derived from interstate and intrastate pipeline transportation of refined products, crude oil and anhydrous ammonia and the applicable pipeline tariff on a per barrel basis for crude oil or refined products and on a per ton basis for ammonia.
Revenues from our Terminals segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues) and throughput agreements, under which a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees. Additionally, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment. We recognized lease revenues from these leases of $12 million and $19 million for the three and nine months ended September 30, 2024, respectively, which are included in "Service revenue" in our consolidated statement of operations.
The following table depicts the disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fuel	$5,365	$6,170	$16,516	$17,014
Non-fuel	79	80	225	217
Lease income	29	39	97	113
Pipeline throughput	134	—	272	—
Terminal throughput	38	17	74	44
Other	106	14	240	39
Total revenues	$5,751	$6,320	$17,424	$17,427
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Contract assets	$284	$256
Accounts receivable from contracts with customers	775	809
Contract liabilities	44	—
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2023	$—
NuStar acquisition	78
Zenith European terminals acquisition	3
Permian Joint Venture	(29)
Other additions	25
Revenue recognized	(33)
Balance, September 30, 2024	$44
Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of September 30, 2024.

		Remaining Performance Obligations
2024	(remaining)	$127
2025		356
2026		262
2027		181
2028		141
Thereafter		328
Total		$1,395
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.

Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $9 million and $7 million for the three months ended September 30, 2024 and 2023, respectively, and $26 million and $20 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense from continuing operations at the U.S. federal statutory rate of 21% to net income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense (benefit) at United States statutory rate	$4	$60	$190	$111
Increase (reduction) in income taxes resulting from:
Change in nondeductible goodwill	12	—	12	—
Partnership losses (earnings) not subject to tax	3	(51)	(57)	(90)
State and local tax, net of federal expense	(1)	2	29	6
Other	(3)	—	(3)	—
Income tax expense	$15	$11	$171	$27
13.Equity
As of September 30, 2024, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 107,537,622 of our common units. As of September 30, 2024, our wholly owned subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership.
Common Units
The change in our outstanding common units for the nine months ended September 30, 2024 was as follows:

Number of Units
Number of common units at December 31, 2023	84,408,014
Phantom unit vesting	50,475
NuStar acquisition	51,543,100
Number of common units at September 30, 2024	136,001,589
Cash Distributions
Our partnership agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.

Cash distributions paid or declared during 2024 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
February 20, 2024	$0.8420	$71	$19
May 20, 2024	0.8756	119	36
August 19, 2024	0.8756	119	36
November 19, 2024	0.8756	119	36
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2024	December 31, 2023
Foreign currency translation adjustment	$1	$—
Actuarial gains related to pensions and other postretirement benefits	—	—
Total accumulated other comprehensive income included in partners’ capital, net of tax	$1	$—
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

The following tables present financial information by segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Fuel Distribution
Revenues from external customers	$5,473	$6,289	$16,838	$17,344
Intersegment revenues	10	8	30	22
	5,483	6,297	16,868	17,366
Pipeline Systems
Revenues from external customers	164	—	341	—
Intersegment revenues	—	—	—	—
	164	—	341	—
Terminals
Revenues from external customers	114	31	245	83
Intersegment revenues	248	90	758	280
	362	121	1,003	363
Eliminations	(258)	(98)	(788)	(302)
Total	$5,751	$6,320	$17,424	$17,427

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA:
Fuel Distribution	$253	$234	$716	$656
Pipeline Systems	136	2	189	9
Terminals	67	21	113	63
Total	$456	$257	$1,018	$728

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted EBITDA:
Net income	$2	$272	$733	$500
Depreciation, amortization and accretion	95	44	216	141
Interest expense, net	116	56	274	162
Non-cash unit-based compensation expense	4	4	12	13
Loss (gain) on disposal of assets and impairment charges	(2)	4	52	(8)
Loss on extinguishment of debt	—	—	2	—
Unrealized (gains) losses on commodity derivatives	1	(1)	8	(11)
Inventory valuation adjustments	197	(141)	99	(113)
Equity in earnings of unconsolidated affiliates	(31)	(1)	(35)	(4)
Adjusted EBITDA related to unconsolidated affiliates	47	2	53	8
Gain on West Texas Sale	—	—	(598)	—
Other non-cash adjustments	12	7	31	13
Income tax expense	15	11	171	27
Adjusted EBITDA (consolidated)	$456	$257	$1,018	$728

	September 30, 2024	December 31, 2023
Assets:
Fuel Distribution	$5,694	$6,047
Pipeline Systems	6,369	49
Terminals	1,802	672
Total segment assets	13,865	6,768
Other partnership assets	257	58
Total assets	$14,122	$6,826
15.Net Income (Loss) per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common unit computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$2	$272	$733	$500
Less:
Net income attributable to noncontrolling interests	—	—	8	—
Incentive distribution rights	36	19	108	58
Distributions on unvested phantom unit awards	1	2	4	5
Common unitholders’ interest in net income (loss)	$(35)	$251	$613	$437
Weighted average common units outstanding:
Basic	135,998,435	84,064,445	112,650,388	84,061,363
Dilutive effect of unvested phantom unit awards(1)	845,877	1,068,288	816,476	975,926
Diluted	136,844,312	85,132,733	113,466,864	85,037,289
Net income (loss) per common unit:
Basic	$(0.26)	$2.99	$5.44	$5.20
Diluted	$(0.26)	$2.95	$5.40	$5.14
(1)Dilutive effects are excluded from the calculation of diluted net income (loss) per common unit for periods where the impacts would have been antidilutive.
For certain periods reflected above, distributions paid for the period exceeded net income attributable to partners. Accordingly, the distributions paid to our General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the common unitholders for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollar amounts, except per gallon data, are in millions)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to the Partnership is contained in our Annual Report on Form 10-K and in Exhibit 99.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2024, including the audited consolidated financial statements for the fiscal year ended December 31, 2023 included therein.
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
Recent Developments
Acquisitions
NuStar
On May 3, 2024, we completed the previously announced acquisition of NuStar Energy L.P. (“NuStar”). Under the terms of the agreement, NuStar common unitholders received 0.400 SUN common units for each NuStar common unit. In connection with the acquisition, we issued approximately 51.5 million common units, which had a fair value of approximately $2.85 billion, assumed debt totaling approximately $3.5 billion and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids.
Zenith European Terminals
On March 13, 2024, we completed the previously announced acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million), including working capital.
Other Acquisition
On August 30, 2024, we acquired a terminal in Portland, Maine for approximately $24 million, including working capital.

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
The formation of the joint venture was effective on July 1, 2024. Upon formation, the SUN Permian entities were deconsolidated, and the net book value of the related assets was recorded as the initial carrying value of SUN's equity method investment in the joint venture.
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
Results of Operations
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Segment Adjusted EBITDA:
Fuel Distribution	$253	$234	$19	$716	$656	$60
Pipeline Systems	136	2	134	189	9	180
Terminals	67	21	46	113	63	50
Adjusted EBITDA (consolidated)	$456	$257	$199	$1,018	$728	$290

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$2	$272	$(270)	$733	$500	$233
Depreciation, amortization and accretion	95	44	51	216	141	75
Interest expense, net	116	56	60	274	162	112
Non-cash unit-based compensation expense	4	4	—	12	13	(1)
Loss (gain) on disposal of assets and impairment charges	(2)	4	(6)	52	(8)	60
Loss on extinguishment of debt	—	—	—	2	—	2
Unrealized (gains) losses on commodity derivatives	1	(1)	2	8	(11)	19
Inventory valuation adjustments	197	(141)	338	99	(113)	212
Equity in earnings of unconsolidated affiliates	(31)	(1)	(30)	(35)	(4)	(31)
Adjusted EBITDA related to unconsolidated affiliates	47	2	45	53	8	45
Gain on West Texas Sale	—	—	—	(598)	—	(598)
Other non-cash adjustments	12	7	5	31	13	18
Income tax expense	15	11	4	171	27	144
Adjusted EBITDA (consolidated)	$456	$257	$199	$1,018	$728	$290
Net Income. For the three months ended September 30, 2024 compared to the same period last year, net income decreased primarily due to inventory valuation adjustments (see below for explanation of inventory adjustments), as well as increases in depreciation, amortization and accretion and interest expense. These decreases were partially offset by favorable results from our operations, as reflected in the increases in Segment Adjusted EBITDA. These changes are discussed in more detail below. For the nine months ended September 30, 2024 compared to the same period last year, net income increased primarily due to a $598 million gain on the West Texas Sale in April 2024, as discussed below. In addition, the increase in net income reflected favorable results from our operations, as reflected in the increases in Segment Adjusted EBITDA. These increases were partially offset by unfavorable inventory valuation adjustments and increases in depreciation, amortization and accretion, as well as losses on disposal of asset and impairment charges. The increases in net income were also offset by increases in interest expense and income tax expense. These changes are discussed in more detail below.

Adjusted EBITDA (consolidated). For the three and nine months ended September 30, 2024 compared to the same periods last year, Adjusted EBITDA increased primarily due to increases in profit of $235 million and $469 million, respectively, excluding inventory valuation adjustments (see below for explanation of inventory adjustments), primarily related to the acquisitions of NuStar and Zenith European terminals, partially offset by increases in operating costs (including operating expenses, general and administrative expenses and lease expense) of $83 million and $246 million, respectively, primarily related to the acquisitions of NuStar and Zenith European terminals.
Additional discussion on the changes impacting net income and comprehensive income and Adjusted EBITDA for the three and nine months ended September 30, 2024 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Depletion and Amortization. For the three and nine months ended September 30, 2024 compared to the same periods last year, depreciation, depletion and amortization increased primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions.
Interest Expense, net. For the three months ended September 30, 2024 compared to the same period last year, interest expense increased primarily due to an increase in average total long-term debt.
Loss (Gain) on Disposal of Assets and Impairment Charges. For the nine months ended September 30, 2024, loss on disposal of assets and impairment charges primarily relates to the termination of a lease in June 2024.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2024, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $197 million, which decreased net income; and for the three months ended September 30, 2023, the Partnership's cost of sales included favorable inventory valuation adjustments of $141 million, which increased net income. For the nine months ended September 30, 2024, the Partnership's cost of sales included an unfavorable inventory valuation adjustments of $99 million, which decreased net income; and for the nine months ended September 30, 2023, the Partnership's cost of sales included favorable inventory valuation adjustments of $113 million, which increased net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. For the three and nine months ended September 30, 2024, the increase in the amounts reported related to unconsolidated affiliates was primarily due to the formation of the Permian joint venture effective July 1, 2024.
Gain on West Texas Sale. The gain on West Texas Sale relates to the gain recognized by SUN upon completion of the sale of convenience stores to 7-Eleven Inc. in April 2024.
Income Tax Expense. For the three and nine months ended September 30, 2024 compared to the same periods last year, income tax expense increased primarily due to the taxable gain recognized by a corporate subsidiary on the West Texas Sale.
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
The following analysis of segment operating results includes a measure of segment profit. Segment profit is a non-GAAP financial measure and is presented herein to assist in the analysis of segment operating results and particularly to facilitate an understanding of the impacts that changes in sales revenues have on the segment performance measure of Segment Adjusted EBITDA. Segment profit is similar to the GAAP measure of gross profit, except that segment profit excludes charges for depreciation, depletion and amortization. The most directly comparable measure to segment profit is gross profit. The following table presents a reconciliation of segment profit to gross profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fuel Distribution segment profit	$164	$467	$885	$1,095
Pipeline Systems segment profit	159	—	332	2
Terminals segment profit	101	60	256	119
Total segment profit	424	527	1,473	1,216
Depreciation, amortization and accretion, excluding corporate and other	93	44	213	141
Gross profit	$331	$483	$1,260	$1,075
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
Fuel Distribution

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024		2023		Change		2024		2023		Change
Motor fuel gallons sold	2,138		2,118		20		6,427		6,122		305
Motor fuel profit cents per gallon	12.8	¢	12.5	¢	0.3	¢	11.9	¢	12.4	¢	(0.5)	¢
Fuel profit	$96		$388		$(292)		$670		$866		$(196)
Non-fuel profit	39		40		(1)		118		116		2
Lease profit	29		39		(10)		97		113		(16)
Fuel Distribution segment profit	$164		$467		$(303)		$885		$1,095		$(210)
Expenses	$100		$119		$(19)		$307		$354		$(47)
Segment Adjusted EBITDA	$253		$234		$19		$716		$656		$60
Volumes. For the three and nine months ended September 30, 2024 compared to the same periods last year, volumes increased primarily due to growth from investments and profit optimization strategies.
Segment Adjusted EBITDA. For the three months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $13 million related to a 1% increase in gallons sold and an increase in profit per gallon; and
•a decrease of $19 million in expenses primarily due to the West Texas Sale in April 2024 and lower allocated overhead; partially offset by
•a decrease of $10 million in lease profit due to the West Texas Sale in April 2024.
Segment Adjusted EBITDA. For the nine months ended September 30, 2024 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $36 million related to a 5% increase in gallons sold, partially offset by a decrease in profit per gallon primarily as a result of the West Texas Sale; and
•a decrease of $47 million in expenses primarily due to the West Texas sale in April 2024 and lower allocated overhead; partially offset by
•a decrease of $16 million in lease profit due to the West Texas Sale in April 2024.

Pipeline Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Pipelines throughput (barrels per day)	1,165	—	1,165	867	—	867
Pipeline Systems segment profit	$159	$—	$159	$332	$2	$330
Expenses	$72	$—	$72	$196	$2	$194
Segment Adjusted EBITDA	$136	$2	$134	$189	$9	$180
Volumes. For the three and nine months ended September 30, 2024 compared to the same periods last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three and nine months ended September 30, 2024 compared to the same periods last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the acquisition of NuStar on May 3, 2024 and the formation of the Permian joint venture on July 1, 2024.
Terminals

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Throughput (barrels per day)	694	421	273	581	395	186
Terminals segment profit	$101	$60	$41	$256	$119	$137
Expenses	$52	$22	$30	$148	$49	$99
Segment Adjusted EBITDA	$67	$21	$46	$113	$63	$50
Volumes. For the three and nine months ended September 30, 2024 compared to the same periods last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three and nine months ended September 30, 2024 compared to the same periods last year, Segment Adjusted EBITDA related to our Terminals segment increased primarily due to the recent acquisitions of NuStar, Zenith European terminals and Zenith Energy terminals located across the East Coast and Midwest.
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
As of September 30, 2024, we had $116 million of cash and cash equivalents on hand and borrowing capacity of $1.42 billion on our Credit Facility. The Partnership was in compliance with all financial covenants at September 30, 2024. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2024; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings, excluding the impacts of non-cash items and changes in operating assets and liabilities (net of effects of acquisitions and divestitures). Non-cash items include recurring non-cash expenses, such as depreciation, amortization and accretion expense and non-cash unit-based compensation expense. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of payments for motor fuels, motor fuels tax and rent.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Net cash provided by operating activities during 2024 was $426 million compared to $416 million for 2023, and net income was $733 million for 2024 and $500 million for 2023. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2024 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $65 million and non-cash items totaling $242 million.
The non-cash activity in 2024 and 2023 consisted primarily of depreciation, amortization and accretion of $216 million and $141 million, respectively, non-cash unit-based compensation expense of $12 million and $13 million, respectively, unfavorable inventory valuation adjustments of $99 million and favorable inventory valuation adjustments of $113 million, respectively, loss on disposal of assets and impairment charges of $52 million and a gain on disposal of assets of $8 million, respectively, amortization of deferred financing fees of $20 million and $6 million, respectively, and deferred income tax benefit of $14 million and deferred income tax expense of $8 million, respectively.
Net income also included equity in earnings of unconsolidated affiliates of $35 million and $4 million in 2024 and 2023, respectively, as well as a $598 million gain from the West Texas Sale in 2024.
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
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Net cash provided by investing activities during 2024 was $609 million compared to net cash used in investing activities of $213 million for 2023. Capital expenditures for 2024 were $212 million compared to $132 million for 2023. In 2024, we paid $209 million in cash for the acquisitions of terminals, including working capital, and received $27 million in cash from the NuStar acquisition. In 2023, we paid $111 million in cash for the acquisition of 16 refined product terminals from Zenith Energy, including working capital.
Distributions from unconsolidated affiliates in excess of cumulative earnings were $6 million and $7 million for 2024 and 2023, respectively. Proceeds from disposal of property and equipment were $7 million and $25 million for 2024 and 2023, respectively. Additionally, we received $990 million in cash proceeds from the West Texas Sale.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Net cash used in financing activities was $948 million and $29 million for 2024 and 2023, respectively.
During the nine months ended September 30, 2024, we:
•borrowed $1.50 billion and repaid $415 million in senior notes;
•borrowed $1.87 billion and repaid $2.69 billion under the Credit Facility;
•paid $19 million in loan origination costs;
•redeemed $784 million of preferred units;
•paid $406 million in distributions to our unitholders, of which $165 million was paid to Energy Transfer; and

•paid $8 million in distributions to noncontrolling interests.
During the nine months ended September 30, 2023, we:
•borrowed $2.63 billion and repaid $2.88 billion under the Credit Facility; and
•paid $271 million in distributions to our unitholders, of which $128 million was paid to Energy Transfer.
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
Capital Expenditures
The following is a summary of capital expenditures for the nine months ended September 30, 2024:
For the nine months ended September 30, 2024, total capital expenditures were $212 million, which included $146 million for growth capital and $66 million for maintenance capital.
We currently expect to spend approximately $120 million in maintenance capital expenditures and at least $300 million in growth capital for the full year 2024.
Description of Indebtedness
As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	September 30, 2024	December 31, 2023
Credit Facility	$50	$411
5.750% senior notes due 2025 (1)	600	—
6.000% senior notes due 2026 (1)	500	—
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027 (1)	550	—
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	—
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030 (1)	600	—
7.250% senior notes due 2032	750	—
GoZone Bonds (1)	322	—
Lease-related financing obligations	139	94
Net unamortized premiums, discounts and fair value adjustments	15	—
Deferred debt issuance costs	(39)	(25)
Total debt	7,337	3,580
Less: current maturities	78	—
Total long-term debt, net	$7,259	$3,580
(1)These senior notes and bonds, totaling $2.57 billion aggregate principal amount, were assumed by the Partnership in connection with the closing of the NuStar acquisition in May 2024.
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
Credit Facility
As of September 30, 2024, the balance on the Credit Facility was $50 million, and $28 million standby letters of credit were outstanding. The unused availability on the Credit Facility at September 30, 2024 was $1.42 billion. The weighted average interest rate on the total amount outstanding at September 30, 2024 was 7.30%. The Partnership was in compliance with all financial covenants at September 30, 2024.
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
The following tables present summarized combined balance sheet and income statement information for Sunoco LP, Sunoco Finance Corp. and NuStar Logistics (the “Issuers”), as well as the subsidiaries that guarantee the senior notes issued by those three entities (collectively with the Issuers, the “Guarantor Issuer Group”). Intercompany items among the Guarantor Issuer Group have been eliminated in the summarized combined financial information below, as well as intercompany balances and activity for the Guarantor Issuer Group with non-guarantor subsidiaries, including the Guarantor Issuer Group’s investment balances in non-guarantor subsidiaries. Comparative period information is not included in the tables below, as such information was not required for the prior period. Income statement information included below in the table and related disclosure includes the NuStar subsidiaries for May 3, 2024 (the acquisition date) through September 30, 2024 only.
In connection with the formation of the Permian joint venture, certain guarantor subsidiaries were contributed to the joint venture and deconsolidated by the Partnership effective July 1, 2024. Those contributed subsidiaries were released from their guarantees concurrent with the formation of the joint venture. Accordingly, those former guarantor subsidiaries are excluded from the summarized combined balance sheet information presented below, and the summarized combined income statement information below only includes the results of those former guarantor subsidiaries for the period from the NuStar acquisition date of May 3, 2024 through June 30, 2024.

Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:	September 30, 2024
Current assets (a)	$1,872
Non-current assets	11,193
Current liabilities	1,725
Non-current liabilities, including long-term debt	8,029
(a)Excludes $57 million of net intercompany receivable owed from the non-guarantor subsidiaries from the Guarantor Issuer Group.
Long-term assets for the non-guarantor subsidiaries totaled $864 million as of September 30, 2024.

Summarized Combined Income Statement Information for the Guarantor Issuer Group:	Nine Months Ended September 30, 2024
Revenues	$16,852
Operating income	530
Net income	712
Revenues and net income for the non-guarantor subsidiaries totaled $572 million and $13 million, respectively, for the nine months ended September 30, 2024
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024. No significant changes have occurred subsequent to the Form 10-K filing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $50 million of outstanding borrowings on the Credit Facility as of September 30, 2024. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2024 would be an approximately $1 million change to interest expense. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2024 or 2023.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2024, we held approximately $801 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 0.4 million barrels with an aggregate unrealized gain of $0.2 million at September 30, 2024.

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
Changes in Internal Control over Financial Reporting
We closed the acquisition of NuStar Energy L.P. on May 3, 2024, and are currently integrating its operations and internal control structure. Certain of NuStar’s internal controls over financial reporting, including disclosure controls and corporate governance procedures, have already been impacted by changes made to conform to the existing controls and procedures of Sunoco LP. None of the changes resulting from the NuStar acquisition and integration were in response to an identified deficiency or material weakness in our internal control over financial reporting.
Other than the changes resulting from the NuStar acquisition and integrations, there have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact or other legal proceedings required to be reported herein.
Item 1A. Risk Factors
There have been no material changes form the risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024 and in “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 9, 2024.
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

4.2
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

4.3
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

4.4
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

4.5
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

10.3^
Second Supplement and Amendment to Lease Agreement (Series 2008), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.4^
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

10.7^
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

10.10^
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

10.13^
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

22.1 *	List of Guarantor and Issuer Subsidiaries

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

^	Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will provide a copy of such omitted documents to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 7, 2024	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)