Form 10-K
period 2024-12-31
Sunoco LP
filed 2025-02-14
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: NONE
___________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2024, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $6.1 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 136,235,878 common units and 16,410,780 Class C units, both representing limited partner interests outstanding as of February 7, 2025.
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
Overview
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (our “General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of February 7, 2025, Energy Transfer owned 100% of the membership interest in our General Partner, 28,463,967 of our common units and all of our incentive distribution rights (“IDRs”).
We are primarily engaged in energy infrastructure and distribution of motor fuels in over 40 U.S. states, Puerto Rico, Europe and Mexico. Our midstream operations include an extensive network of over 14,000 miles of pipeline and over 100 terminals. Our fuel distribution operations serve approximately 7,400 Sunoco and partner branded locations and additional independent dealers and commercial customers.

The following simplified diagram depicts our organizational structure as of February 7, 2025.

LE GP, LLC
100% Ownership of General Partner Interest
Energy Transfer LP
(NYSE: ET)
100% Ownership
Sunoco GP LLC
100% Incentive Distribution Rights
28,463,967 Common Units
Non-economic General Partner Interest
Sunoco LP
(NYSE: SUN)
136,235,878 Common Units Outstanding
100% Ownership Interest
16,410,780 Class C Units
Operating Subsidiaries

Significant Achievements in 2024
NuStar Acquisition
On May 3, 2024, we completed the acquisition of 100% of the common units of NuStar Energy L.P. (“NuStar”). Under the terms of the agreement, NuStar common unitholders received 0.400 SUN common units for each NuStar common unit. In connection with the acquisition, we issued approximately 51.5 million common units, which had a fair value of approximately $2.85 billion, assumed debt totaling approximately $3.5 billion, including approximately $56 million of lease related financing obligations, and assumed preferred units with a fair value of approximately $800 million. We also redeemed all outstanding NuStar preferred units, totaling $784 million, redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated NuStar's credit facility totaling $455 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. The acquisition is expected to diversify the Partnership’s business, increase scale and provide vertical integration, as well as improving the Partnership’s credit profile and enhancing growth.
Zenith European Terminals Acquisition
On March 13, 2024, we completed the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million), including working capital. The acquisition is expected to supply optimization for the Partnership’s existing East Coast business and continues its focus on growing its portfolio of stable midstream income.
Other Acquisition
On August 30, 2024, we acquired a terminal in Portland, Maine for approximately $24 million, including working capital.

West Texas Sale
On April 16, 2024, we completed the sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit.
ET-S Permian
Effective July 1, 2024, SUN and Energy Transfer formed ET-S Permian, a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. SUN contributed all of its Permian crude oil gathering assets and operations to ET-S Permian. Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to ET-S Permian. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston, and Cushing is excluded from ET-S Permian.
ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SUN holds a 32.5% interest, with Energy Transfer holding the remaining 67.5% interest in ET-S Permian. Energy Transfer serves as the operator of ET-S Permian.
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
Our Relationship with Energy Transfer LP
One of our principal strengths is our relationship with Energy Transfer. As of February 7, 2025, Energy Transfer owned 100% of the membership interest in our General Partner, all of our IDRs and 28,463,967 of our common units. Given the significant ownership, we believe Energy Transfer will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of Energy Transfer to facilitate organic growth opportunities and accretive acquisitions of third parties, although Energy Transfer is not under any obligation to do so.
Energy Transfer is one of the largest and most diversified midstream energy companies in North America. Energy Transfer, through its wholly owned operating subsidiaries, is primarily engaged in:
•natural gas midstream, intrastate and interstate transportation and storage operations; and
•crude oil, natural gas liquids (“NGL”) and refined products transportation, terminalling services, and acquisition and marketing activities as well as NGL storage and fractionation services and liquefied natural gas (“LNG”) regasification.

Our Business and Operations
Our business is comprised of three reportable segments: Fuel Distribution, Pipeline Systems and Terminals.
The map below depicts the major assets of our business and excludes corporate and field offices and certain assets that are less significant to SUN.

Ireland
Netherlands
Race Fuels Plant
Transmix/Terminals
Independent Terminals
Product Pipeline Terminals
Crude Oil Pipeline Terminals
Products Pipelines
Crude Oil Pipelines
Ammonia Pipelines
Fuel Distribution
Hawaii
Puerto Rico

Fuel Distribution Segment
We are a distributor of motor fuels and other petroleum products which we supply to third-party dealers and distributors, to independent operators of commission agent locations, other commercial consumers of motor fuel and to our retail locations.
We are the exclusive wholesale supplier of the Sunoco and EcoMaxx-branded motor fuels, supplying an extensive distribution network of approximately 5,619 company and third-party operated locations throughout the United States and Puerto Rico. We believe we are one of the largest independent motor fuel distributors, by gallons, in the United States. We also are one of the largest distributors of Chevron, Texaco, ExxonMobil and Valero branded motor fuel in the United States. In addition to distributing motor fuels, we also distribute other petroleum products such as propane and lubricating oil, and we receive lease income from real estate that we lease or sublease.
We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across more than 40 U.S. states and territories, including Hawaii and Puerto Rico, to:
•76 company-operated retail stores;
•252 independently operated commission agent locations where we sell motor fuel to retail customers under commission agent arrangements with such operators;
•6,965 retail stores operated by independent operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 2,000 other commercial customers, including unbranded retail stores, other fuel distributors, school districts, municipalities and other industrial customers.
The Fuel Distribution segment also includes one terminal, the Partnership’s retail operations in Hawaii and New Jersey, credit card services and franchise royalties.

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
Sales to Contracted Third Parties
We distribute fuel under long-term contracts to branded distributors, branded and unbranded convenience stores, and branded and unbranded retail fuel outlets operated by third parties. 7-Eleven, Inc. is the only third-party dealer or distributor which is individually over 10% of our Fuel Distribution segment or individually over 10%, in terms of revenue, of our aggregate business.
Sunoco-branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately ten years with an estimated volume-weighted term remaining of approximately five years.
Distribution contracts with retail stores generally commit us to distribute branded (including, but not limited to, Sunoco-branded) or unbranded motor fuel to a location or group of locations and arrange for all transportation and logistics. These contracts require, among other things, that dealers maintain the standards established by the applicable fuel brand, if any. The initial term of these contracts ranges from three to 20 years, with most contracts lasting for 10 years.
Our supply contracts and distribution contracts are typically constructed so that we receive either (i) a fee per gallon equal to the posted rack rate, less any applicable commercial discounts, plus transportation costs, taxes and a fixed, volume-based fee, which is usually expressed in cents per gallon, or (ii) a variable cent per gallon margin (“dealer tank wagon pricing”).
During 2024, our Fuel Distribution business distributed fuel to 252 commission agent locations. Under these arrangements, we generally provide and control motor fuel inventory and price at the site and receive actual retail selling price for each gallon sold, less a commission paid to the independent commission agents.
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
Technology
Technology is an important part of our Fuel Distribution segment. We utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time from a personal computer to obtain prices, place orders and review invoices, credit card transactions and electronic funds transfer notifications. Substantially all of our customer payments are processed by electronic funds transfer. We use an Internet-based system to assist with fuel inventory management and procurement and an integrated distribution fuel system for financial accounting, procurement, billing and inventory management.
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
Pipeline Systems Segment
Our Pipeline Systems segment includes an integrated pipeline and terminal network comprised of approximately 6,000 miles of refined product pipeline (including the pipeline of our J.C. Nolan joint venture), approximately 6,000 miles of crude oil pipeline (including the pipelines of ET-S Permian), approximately 2,000 miles of ammonia pipeline and 67 terminals.
The following details our pipelines and storage facilities, excluding our investments in J.C. Nolan and ET-S Permian, in the Pipeline Systems segment:

Description of Assets	Miles of Pipeline	Storage Capacity (Barrels)
Southwest Crude and Refined Products System
McKee Refined Product System	1,981	—
Three Rivers System	378	—
Valley Pipeline System	271	—
Other	285	—
Southwest Refined Products Pipelines	2,915	—
Corpus Christi Crude Pipeline System	538	2,157,000
McKee Crude System	388	1,039,000
Ardmore System	119	824,000
Southwest Crude Oil Pipelines	1,045	4,020,000
Total Southwest Crude and Refined Products System	3,960	4,020,000

Mid-Continent Refined Product System
East Pipeline	2,045	5,906,000
North Pipeline	450	1,503,000
Total Mid-Continent Refined Product System	2,495	7,409,000

Ammonia System
Ammonia Pipeline	2,010	—
Total Ammonia System	2,010	—

Total	8,465	11,429,000

J.C. Nolan Joint Venture
Through our investment in the J.C. Nolan Terminal, a joint venture with Energy Transfer, we provide diesel fuel storage in Midland, Texas with storage capacity of 130,000 barrels. Additionally, through our investment in the J.C. Nolan Pipeline, we transport diesel fuel from a tank farm in Hebert, Texas to Midland, Texas, on a 500 mile pipeline with a throughput capacity of approximately 36 thousand barrels per day.
ET-S Permian
Effective July 1, 2024, SUN and Energy Transfer formed ET-S Permian, combining their respective crude oil and produced water gathering assets in the Permian Basin. SUN contributed all of its Permian crude oil gathering assets and operations to ET-S Permian. Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to ET-S Permian. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston, and Cushing is excluded from ET-S Permian.
ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SUN holds a 32.5% interest, with Energy Transfer holding the remaining 67.5% interest in ET-S Permian. Energy Transfer serves as the operator of ET-S Permian.
Terminals Segment
Through our Terminals segment, we operate four transmix processing facilities and 56 refined product terminals (two in Europe, six in Hawaii and 48 in the continental United States). Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel. Our refined product terminals provide storage and distribution services used to supply our own retail stations as well as third-party customers. In addition, we provide services at our terminals to various third-party throughput customers.
Real Estate and Lease Arrangements
As of December 31, 2024, our real estate and lease arrangements were as follows:

	Owned	Leased
Dealer and commission agent sites	390	199
Company-operated retail stores	8	47
Warehouses, offices and other	125	37
Total	523	283
Competition
In the Fuel Distribution segment, we compete primarily with other independent motor fuel distributors. The markets for distribution of motor fuel and the retail store industry are highly competitive and fragmented, which result in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. Significant competitive factors include the availability of major brands, customer service, price, range of services offered and quality of service, among others. We rely on our ability to provide value-added, reliable service and control our operating costs in order to maintain our margins and competitive position. Additionally, we face strong competition in the market for the sale of retail gasoline and merchandise. Our competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, supermarkets, drugstores, dollar stores, club stores and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. Competition also varies with gasoline and convenience store offerings. The principal competitive factors affecting our retail marketing operations include gasoline and diesel acquisition costs, site location, product price, selection and quality, site appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition. We compete by pricing gasoline competitively, combining our retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns.
In the Pipeline Systems segment, we compete primarily with common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other pipeline companies in our service areas. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. Trucks may deliver products competitively for short-haul destinations; however, trucking costs render that mode of transportation noncompetitive with pipeline options for long-haul destinations or for larger volumes.
In the Terminals segment, we compete primarily with both major energy and chemical companies as well as independent terminal owners. Although major energy and chemical company terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminalling services to third parties. In many instances, even major energy and chemical companies that have storage and terminalling facilities are also significant customers of independent terminal operators, especially terminals located in cost-effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their proprietary storage facilities are inadequate due to size constraints, the nature of the stored material or specialized handling requirements. Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost-effective transportation modes both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. Terminal versatility is a function of the operator’s ability to offer complex handling requirements for diverse products. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must comply with applicable environmental regulations. A terminal operator’s ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive. On the West Coast, regulatory priorities continue to increase demand for renewable fuels in the region, while at the same time, obtaining permits for greenfield projects remains difficult, which both add more value to our existing assets.
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
Environmental Reserves
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $28 million as of December 31, 2024. As of December 31, 2024, we have additional reserves of $84 million that represent our estimate for future asset retirement obligations for underground storage tanks.
Underground Storage Tanks
We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency (“EPA”) has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities, which are intended to promptly detect and investigate any potential releases. To date, compliance with applicable underground storage tank requirements have not had a material adverse impact on our business, though we cannot guarantee this will always be the case.
Air Emissions and Climate Change
The Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws and implementing regulations may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process or otherwise in the course of our operations. For example, in October 2024, the EPA finalized changes to its new source performance standards (“NSPS”) for new, modified and reconstructed storage vessels containing volatile organic liquids, a term which includes certain of our products. The EPA’s final rule created new NSPS subpart Kc, which broadened the definition of modification for storage tanks (which would result in significantly broader application of this rule to existing tanks), introduced more stringent emission control requirements for certain tanks, imposed additional annual monitoring requirements for certain tanks, and require control of degassing events, amongst other matters. Costs to comply with new rules under the Clean Air Act can be substantial. In addition, under the Clean Air Act and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.
Various federal, state and local agencies have the authority to prescribe product quality specifications for the motor fuels that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. To date, compliance with applicable product quality specifications for motor fuels has not had a material adverse impact on our business, though we cannot guarantee this will always be the case.
In recent years, there have been a number of efforts at the federal and state level focused on reducing the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. At both the state and the federal level, legislators have from time to time considered legislation to reduce GHG emissions in the United States such as a carbon emissions tax or a cap-and-trade program or direct emission regulation by the EPA. For example, in 2022 President Biden signed the IRA 2022 into law, which appropriated significant federal funding for renewable energy initiatives and imposed the first-ever federal fee on methane emissions from certain oil and gas facilities. While the Trump Administration through Congress may seek to repeal or modify the IRA 2022 methane fee and other provisions of the law, we cannot predict with any certainty whether, how, or the timing for when such actions may occur. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act as well as by state environmental authorities. For example, the EPA has set a new emissions standard for motor vehicles to reduce GHG emissions. This vehicle emission standard has become increasingly stringent over time; for example, in March 2024, the EPA finalized new emissions standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. The final rule sets new, strict standards intended to reduce air pollutant emissions, including greenhouse gas emissions; however, the new standards are now subject to legal challenge. Moreover, it remains uncertain what actions, if any, the Trump Administration may take to repeal or otherwise modify this rule. For example, in January 2025, President Trump signed an Executive Order, Unleashing American Energy, which directs all agencies to immediately pause the disbursement of funds appropriated through the IRA 2022 or the Infrastructure Investment and Jobs Act, including funds for electric vehicle charging stations made available through the National Electric Vehicle Infrastructure Formula Program and the Charging and Fueling Infrastructure Discretionary Grant Program, though this pause is generally currently subject to legal challenge.
New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products. However, on his first day in office, President Trump issued several Executive Orders rescinding many of the previous administration’s climate-related initiatives, including directing agencies to immediately pause the disbursement of certain funds, including funding for GHG mitigation projects. Even absent any significant GHG-related rulemakings in the near-term at the federal level, several states in which we operate, such as California, Colorado and Pennsylvania, may continue to aggressively pursue the regulation of GHG emissions.
In addition, the federal regulation of methane emissions from the oil and gas sector have been subject to substantial uncertainty in recent years. For example, the EPA previously finalized more stringent methane emission standards for certain sources in the oil and gas sector, including first-ever standards for existing sources. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to the EPA of large methane emissions events, triggering certain investigation and repair requirements. It is likely, however, that the final rule and its requirements will be subject to legal challenges. We cannot predict whether or on what timeline the Trump Administration may seek to revise or otherwise repeal these rules.
At the international level, the United States and 195 other countries previously reached an agreement during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change (the “Paris Agreement”), a long-term, international framework convention designed to address climate change over the next several decades. President Biden recommitted the United States to the Paris agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. However, in January 2025, President Trump issued an executive order calling for the withdrawal of the United States from the Paris Agreement and revoking any related financial commitments thereunder as part of a broader series of executive orders announcing a deregulatory approach with respect to climate change matters. State or local governments may, however, elect to continue to participate in international climate change initiatives and pursue state- or regional-level climate change-related regulations. Any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations.
Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations or those of our supply chains. Such physical risks may result in damage to our facilities or our customers’ facilities or otherwise adversely impact our operations, such as to the extent changing weather and temperature trends reduce the demand for our products or frequency with which consumers may visit our locations or impact the cost or availability of insurance. Moreover, certain parties, including local and state governments, have from time to time filed lawsuits against various fossil fuel energy companies seeking damages for alleged physical impacts resulting from climate change or relating to false or misleading statements related to fossil fuel’s contribution to climate change. In addition, several states, including New York and Vermont, have passed climate change-related “Superfund” laws that seek to impose liability for alleged damages from climate change on certain types of entities. Other states are also considering the adoption of such laws. Further, there are increasing financial risks to companies in the fossil fuel sector as members of the general financial and investment communities increase sustainability considerations in their practices. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector, although this trend has waned in recent years. To the extent implemented or pursued, these efforts may adversely affect the market for our securities and our ability to access capital and financial markets in the future.
Separately, in March of 2024, the SEC has published a rule establishing a framework for reporting of climate risks, targets and metrics. However, the rule is currently paused pending litigation and we cannot predict the final outcome. Further, the Trump Administration is expected to repeal the SEC climate rule; however, the timeline for any repeal is subject to a number of uncertainties and likely could face legal challenges that would further delay the implementation of any repeal. If implemented, we cannot predict how financial institutions or investors might consider any information included in these climate-related disclosures when making investment decisions, and as a result it is possible we could face increased costs related to, or restrictions imposed on, our access to capital. Similarly, in October 2023 the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2, and 3 GHG emissions. Both laws are vague and potentially overbroad with respect to their applicability, appearing to require only minimal contacts with California. The CRFRA requires the disclosure of a climate-related financial risk report in line with certain stakeholder frameworks every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws would begin in 2026. Currently, the ultimate impact of these laws on our business is uncertain, but to the extent implemented, we may face additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. These various political, regulatory, financial, physical and litigation risks related to climate change have the potential adversely impact our operations and financial performance.
Water
The U.S. Federal Water Pollution Control Act, as amended, (the "Clean Water Act"), and analogous state laws, impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States (“WOTUS”). The definition of WOTUS has been subject to repeated change in recent years. Most recently, following legal action on a January 2023 final rule, the U.S. Supreme Court’s decision in Sackett v. EPA, and the enactment of a subsequent September 2023 rule, the implementation of the definition is split based on jurisdiction. In 27 states, the January 2023 rule is enjoined subject to litigation, and the EPA and the U.S. Army Corps of Engineers are implementing the definition of WOTUS consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision, which utilizes the “continuous surface connection” test to determine if wetlands qualify as WOTUS. In the remaining 23 states, the agencies are implementing the September 2023 rule, which amended the January 2023 rule to incorporate the Sackett decision. However, the September 2023 rule does not define the term “continuous surface connection,” and it is currently unclear how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies and what the Trump Administration may further propose or finalize. To the extent any action further expands the scope of the Clean Water Act’s jurisdiction, it could cause increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act, and can also pursue injunctive relief to enforce compliance with the Clean Water Act and analogous laws. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines.
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
Pipeline Safety Regulation
Some of our pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), pursuant to the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”). The HLPSA was amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020. The HLPSA regulates safety requirements in the design, construction, operation and maintenance of crude oil and NGL pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil, NGLs and hazardous liquid transmission pipelines in certain high risk areas, such as high-consequence areas (“HCAs”) or moderate consequence areas (“MCAs”).
PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs and MCAs. The regulations require operators, including us, to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact certain high risk areas;
•improve data collection, integration and analysis;
•repair and remediate pipelines as necessary; and
•implement preventive and mitigating actions.
The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In January 2024, those maximum civil penalties were increased to $266,015 and $2,660,135, respectively, to account for inflation. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations.
Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements. In the Fiscal Year 2021 Omnibus Appropriations Bill, Congress authorized PHMSA’s spending through fiscal year 2023 and directed the Agency to move forward with several regulatory actions: the promulgation of rules related to changes in class location of existing pipelines, pipeline integrity and maintenance, and the management of idled pipelines, amongst other matters. An example of PHMSA’s rulemaking under this directive was a 2022 rule, expanding regulations for the installation of rupture mitigation valves and establishing of a minimum rupture detection standard. PHMSA also released final regulations in January 2025 related to the management of methane emissions from pipelines; however, the future of these rules is uncertain at this time as a result of the change in U.S. presidential administrations. We cannot predict the capital and operating expenditures related to compliance with future PHMSA rulemakings, and such rulemakings may require us to incur significant costs to maintain compliance.
States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for facility design and management in addition to requirements for pipelines. We do not anticipate any significant difficulty in complying with applicable state laws and regulations; however, we cannot guarantee that this will or will always be the case.
We regularly review all existing and proposed pipeline safety requirements and work to incorporate the new requirements into procedures and budgets. We expect to incur increasing regulatory compliance costs, based on the intensification of the regulatory environment and upcoming changes to regulations as outlined above, consistent with other similarly situated midstream companies. In addition to regulatory changes, costs may be incurred if there is an accidental release of a commodity transported by our system, or a regulatory inspection identifies a deficiency in our required programs and corrective action is required.
Regulation of Interstate Crude Oil and Products Pipelines
Interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 (“EPAct of 1992”), and related rules and orders. The ICA requires that tariff rates for petroleum pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. This statute also permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months, though rates are typically not suspended for the maximum allowable period. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

The FERC generally has not investigated interstate rates on its own initiative when those rates, like those we charge, have not been the subject of a protest or a complaint by a shipper. However, the FERC could investigate our rates at the urging of a third party if the third party is either a current shipper or has a substantial economic interest in the tariff rate level. Although no assurance can be given that the tariff rates charged by us ultimately will be upheld if challenged, management believes that the tariff rates now in effect for our pipelines are within the maximum rates allowed under current FERC policies and precedents.
We are able to use various FERC-authorized rate change methodologies for our interstate pipelines, including indexed rates, cost-of-service rates, market-based rates and negotiated rates. Typically, we adjust our rates annually in accordance with the FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. It is possible that the index may result in a negative rate adjustments in some years, or that changes in the index might not be large enough to fully reflect actual increases in our costs.
To the extent we rely on cost-of-service ratemaking to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued an opinion in United Airlines, Inc., et al. v. FERC, finding that the FERC had failed to demonstrate that permitting an interstate petroleum products pipeline organized as a master limited partnership, or MLP, to include an income tax allowance in the cost of service underlying its rates, in addition to the discounted cash flow return on equity, would not result in the pipeline partnership owners double recovering their income taxes. The court vacated the FERC’s order and remanded to the FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance.
In March 2018, the FERC issued a Revised Policy Statement on Treatment of Income Taxes in which the FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and a return on equity pursuant to the FERC’s discounted cash flow methodology. The FERC revised its previous policy, stating that it would no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC stated it will address the application of the United Airlines decision to non-MLP partnership forms as those issues arise in subsequent proceedings. In July 2018, the FERC dismissed requests for rehearing and clarification of the March 2018 Revised Policy Statement, but provided further guidance, clarifying that a pass-through entity will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double recovery of investors’ income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding FERC’s March 2018 Revised Policy Statement, as clarified and revised on rehearing. In light of the rehearing order’s clarification regarding individual entities’ ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impacts the FERC’s policy on the treatment of income taxes may have on the rates an interstate pipeline held in a tax-pass-through entity can charge for the FERC regulated transportation services are unknown at this time.
Effective January 2018, the 2017 Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. With the lower tax rate, and as discussed immediately above, the tariff rates allowed by the FERC under its rate base methodology may be impacted by a lower income tax allowance component. The timing and impact to our pipelines of any tax-related policy change is unknown at this time and varies based on the circumstances of each pipeline.
The EPAct of 1992 required the FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, the FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPI-FG. The FERC’s indexing methodology is subject to review every five years.
In December 2020, FERC issued an order setting the indexed rate at PPI-FG plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties have appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines may file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposes a reduction to the currently effective index by one percent. The Supplemental NOPR, which remains pending before FERC, could result in the reimplementation through a notice-and-comment rulemaking of the same rulings that were vacated by the D.C. Circuit in LEPA v. FERC.
The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.
In November 2017, the FERC responded to a petition for declaratory order and issued an order that may have significant impacts on the way a marketer of crude oil or petroleum products that is affiliated with an interstate pipeline can price its services if those services include transportation on an affiliate’s interstate pipeline. In particular, the FERC’s November 2017 order prohibits buy/sell arrangements by a marketing affiliate if: (i) the transportation differential applicable to its affiliate’s interstate pipeline transportation service is at a discount to the affiliated pipeline’s filed rate for that service; and (ii) the pipeline affiliate subsidizes the loss. Several parties have requested that the FERC clarify its November 2017 order or, in the alternative, grant rehearing of the November 2017 order. On December 15, 2022, the FERC provided further clarification of its November 2017 order but denied requests for rehearing.
Finally, on December 15, 2022, the FERC issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service, which addresses whether a contract for committed transportation service complies with the ICA where the only shipper to obtain the committed service is an affiliate of the regulated entity. If adopted, the proposed policy statement would create a rebuttable presumption that affiliate contracts are unduly discriminatory and not just and reasonable in certain circumstances and require a pipeline to produce additional evidentiary support for affiliate contracts rates and terms. This follows a trend of increased scrutiny by FERC on affiliated contracts across all industries regulated by the FERC. The FERC has taken no further action on the proposed policy statement.
Regulation of Intrastate Crude Oil and Products Pipelines
In addition to federally regulated body oversight, various states, including Colorado, Kansas, Louisiana, North Dakota and Texas, maintain commissions focused on the rates and practices of common carrier pipelines offering services within their borders. Although the applicable state statutes and regulations vary, they generally require that intrastate pipelines publish tariffs setting forth all rates, rules and regulations applying to intrastate service, and generally require that pipeline rates and practices be just, reasonable and nondiscriminatory.
Shippers may challenge tariff rates, rules and regulations on our pipelines. In most instances, state commissions have not initiated investigations of the rates or practices of pipelines in the absence of shipper complaints. There are no pending challenges or complaints regarding our tariffs or tariff rates.
In addition, as noted above, the rates, terms and conditions for shipments of crude oil or petroleum products on our pipelines could be subject to regulation by the FERC under the ICA and the EPAct of 1992 if the crude oil or petroleum products are transported in interstate or foreign commerce whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all crude oil or petroleum products shipped on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
Regulation of Interstate Ammonia Pipelines
Our ammonia pipeline is subject to regulation by the Surface Transportation Board (the “STB”) pursuant to the ICA applicable to such pipelines (which differs from the ICA applicable to interstate liquids pipelines). Under that regulation, the ammonia pipeline’s rates, classifications, rules and practices related to the interstate transportation of anhydrous ammonia must be reasonable and, in providing interstate transportation, the ammonia pipeline may not subject a person, place, port or type of traffic to unreasonable discrimination. Similar to the crude and refined products pipelines, the rates for transportation services on the ammonia pipeline are required to be in a tariff which is posted publicly on our website, however, that tariff is not required to be on file with the STB. The STB does not prescribe an indexing approach similar to the EP Act but rates under the STB must be reasonable and the pipeline may not subject a person, place, port or type of traffic to unreasonable discrimination.
Other Government Regulation
The Petroleum Marketing Practices Act (the “PMPA”) is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract, unless certain enumerated preconditions or grounds for termination or non-renewal are met and we also comply with the prescribed notice requirements. Additionally, we are subject to state petroleum franchise laws as well as laws specific to gasoline retailers and dealers, including state laws that regulate our relationships with third parties to whom we lease sites and supply motor fuels. Finally, we are subject to laws regarding fuel standards. For more information, see “We are subject to federal laws related to the RFS” and “We are subject to federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products we purchase, store, transport, and sell to our distribution customers” in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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
Human Capital Management
As of December 31, 2024, we employed an aggregate of 3,298 employees, 359 of which are represented by labor unions. We and our subsidiaries believe that our relations with our employees are good.
In order to accomplish our objectives, we must continue to attract and retain top talent. We seek to accomplish this by fostering a culture that is guided by our ethics and principles, that respects all people and cultures, and that focuses on health and safety.
Ethics and Principles. We are committed to operating our business in a manner that honors and respects all people and the communities in which we do business. We recognize that people are our most valued resource, and we are committed to hiring and investing in employees who strive for excellence and live by our core values: working safely, corporate stewardship, ethics and integrity, entrepreneurial mindset, supporting our people, excellence and results, and social responsibility. We value our employees for what they bring to our organization by embracing those from all backgrounds, cultures, and experiences. We also believe that the keys to our success have been the cultivation of an atmosphere of belonging and respect within our family of partnerships and sustaining organizations that promote and support all of the communities in which we do business. These are the principles upon which we build and strengthen relationships among our people, our stakeholders, and those within the communities we support.
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
Commitment to Health and Safety. Our goal is operational excellence, which means an injury and incident-free workplace. To achieve this, we strive to hire and maintain a qualified and dedicated workforce and encourage safety and safety accountability throughout our daily operations.
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
•general economic, financial, and political conditions, including the impact of tariffs, to the extent enacted;
•the imposition or increase of tariffs on steel or other raw materials, or changes in trade agreements or trade relations;
•changes in the prices of motor fuel;
•demand for motor fuel, including consumer preference for alternative motor fuels or improvements in fuel efficiency;
•demand for and supply of crude oil, refined products, renewable fuels, and anhydrous ammonia;
•seasonal trends;
•dangers inherent in the storage and transportation of motor fuel, crude oil, renewable fuels and anhydrous ammonia;
•operational and business risks associated with our pipelines and fuel storage terminals;
•tariff and/or contractually determined rates and fees we charge and the revenue we realize for our services;
•domestic and foreign governmental laws, regulations, sanctions, embargoes, and taxes;
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
Regulatory Matters. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:
•significant expenditures or liabilities resulting from federal, state and local laws and regulations pertaining to environmental protection, operational safety, pipeline safety or the Renewable Fuel Standard (“RFS”);
•changes in demand for motor fuel, crude oil, renewable fuels or other petroleum products resulting from federal and/or state regulations that may discourage the use or storage of petroleum products;
•significant expenditures or penalties associated with federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products we purchase and sell;
•changes in federal, state or local laws and regulations pertaining to the facilities and operations of third parties that supply fuel to or transport for our storage terminals;
•laws, regulations and policies governing the rates, terms and conditions of our services;
•failure to recover the full amount of increases in the costs of our pipeline operations;
•costs and liabilities resulting from performance of pipeline integrity programs and related repairs;
•new or more stringent pipeline safety controls or enforcement of legal requirements;

•impacts to our business as a result of the energy transition and legislative, regulatory and financial risks relating to climate change; and
•regulatory provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules adopted thereunder.
Indebtedness. Our business, results of operations, cash flows and financial condition, as well as our ability to make distributions and the market value of our common units, could be impacted by the following:
•our debt levels;
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
•the amount of crude oil and refined petroleum products transported through our subsidiaries’ pipelines;
•the level of competition from other midstream, transportation and storage and retail marketing companies and other energy providers;
•regulatory action affecting the supply of or demand for motor fuel, crude oil, refined petroleum products, our operations, our existing contracts or our operating costs;

•prevailing economic conditions;
•the price of crude oil and refined petroleum products;
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
Changes in U.S. administrative policy, including the imposition of or increases in tariffs on steel and/or other raw materials, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.
We own and operate pipelines and terminals and, like others in our industry, we use significant amounts of steel in our projects and rely on our ability to obtain that steel in an affordable way to maintain our operating margins. Any imposition of or increase in tariffs on steel and/or other raw materials could increase our growth project costs, which may impact the profitability of new projects.
Recently, the Trump Administration announced plans to implement or increase tariffs, and on February 10, confirmed extension of 25 percent import tariffs on steel globally to go into effect on March 12. The ultimate impact of this tariff is unknown at this time. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain and increase costs, particularly on our expansion projects. A trade war or other significant changes in trade regulations could have an adverse effect on our business and results of operations.
Our business could be negatively impacted by the inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.
The U.S. inflation rate steadily rose in 2021 and into 2022 before eventually declining throughout 2023 and 2024. A sustained increase in inflation may continue to increase our costs for labor, services and materials, which, in turn, could cause our operating costs and capital expenditures to increase. Further, our customers face inflationary pressures and resulting impacts, such as the tight labor market and supply chain disruptions. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our costs, operating margins, results of operations and financial condition. Additionally, the Federal Reserve and other central banks have implemented policies in an effort to curb inflationary pressure on the costs of goods and services across the U.S., including the significant increases in prevailing interest rates that occurred during 2022 and 2023 as a result of the 525 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth could negatively impact our business. While the Federal Reserve reduced benchmark interest rates by 75 basis points in late 2024, it has recently announced a pause on interest rate cuts and the continuation of rates at the current level could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.
General economic, financial, and political conditions may materially adversely affect our results of operations and financial condition.
General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. For example, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect both of our business segments.
Examples of such conditions could include:
•a general or prolonged decline in, or shocks to, regional or broader macro-economies;
•regulatory changes that could impact the markets in which we operate, such as immigration, tariffs or trade reform laws or regulations prohibiting or limiting hydraulic fracturing, which could reduce demand for or supply of our goods and services or lead to pricing, currency, or other pressures; and
•deflationary economic pressures, which could hinder our ability to operate profitably in view of the challenges inherent in making corresponding deflationary adjustments to our cost structure.
The nature of these types of risks, which are often unpredictable, makes them difficult to plan for, or otherwise mitigate, and they are generally uninsurable—which compounds their potential impact on our business.
Our financial condition and results of operations are influenced by changes in the prices of motor fuel, crude oil or refined petroleum products, which may adversely impact our margins, our customers’ financial condition and the availability of trade credit.
Our operating results are influenced by prices for motor fuel, crude oil and refined petroleum products. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, South America, Russia and Africa could significantly impact crude oil supplies and refined product petroleum costs. Significant increases or high volatility in petroleum costs could impact consumer demand for motor fuel and convenience merchandise. Such volatility makes it difficult to predict the impact that future petroleum costs fluctuations may have on our operating results and financial condition. We are subject to dealer tank wagon pricing structures at certain locations further contributing to margin volatility. A significant change in any of these factors could materially impact both wholesale and retail fuel margins, the volume of motor fuel we distribute or sell, and overall customer traffic, each of which in turn could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Significant increases in wholesale motor fuel prices could impact us as some of our customers may have insufficient credit to purchase motor fuel from us at their historical volumes. Higher prices for motor fuel may also reduce our access to trade credit support or cause it to become more expensive.
A significant decrease in demand for motor fuel, crude oil or refined petroleum products, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency or a material shift toward electric or other alternative-power vehicles, in the areas we serve would reduce our ability to make distributions to our unitholders.
Sales of refined motor fuels accounted for approximately 94% of our total revenues and 47% of our profit for the year ended December 31, 2024. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
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

New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. For example, in March 2024, the EPA finalized new emissions standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. The final rule sets new, strict standards intended to reduce air pollutant emissions, including greenhouse gas emissions; however, the new standards are now subject to legal challenge. Moreover, it remains uncertain what actions, if any, the Trump Administration may take to repeal or otherwise modify this rule. Additionally, laws such as the Bipartisan Infrastructure Act and the IRA 2022 allocate funds to the development of electric vehicle infrastructure and provide incentives for consumers and manufacturers related to their use or development of electric vehicles, and the adoption rate of electric vehicles in the U.S. has continued to accelerate, with projections for the future rate of adoption in some reports more than doubling in recent years. However, in January 2025, President Trump signed an Executive Order, Unleashing American Energy, which directs all agencies to immediately pause the disbursement of funds appropriated through the IRA 2022 or the Infrastructure Investment and Jobs Act, including funds for electric vehicle charging stations made available through the National Electric Vehicle Infrastructure Formula Program and the Charging and Fueling Infrastructure Discretionary Grant Program, though this pause is generally currently subject to legal challenge. While the Trump Administration may ultimately take steps to reduce or eliminate incentives for zero-emission vehicles, at this time we cannot predict what actions the new administration may take or the timing of such actions. Any of these or similar actions could result in fewer visits to our convenience stores or independently operated commission agents and dealer locations, a reduction in demand from our wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Similarly, any sustained decrease in demand for crude oil, refined products, renewable fuels or anhydrous ammonia in the markets our pipelines and terminals serve that extends beyond the expiration of our existing throughput and deficiency agreements could result in a significant reduction in throughputs in our pipelines and storage in our terminals, which would reduce our cash flows and impair our ability to make distributions to our unitholders. Factors that tend to decrease market demand include:
•a recession, high interest rates, inflation or other adverse economic conditions that result in lower spending by consumers on gasoline, diesel and travel;
•events that negatively impact global economic activity, travel and demand generally;
•higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;
•an increase in aggregate automotive engine fuel economy;
•new government and regulatory actions or court decisions requiring the phase out or reduced use of gasoline-fueled vehicles;
•the increased use of and public demand for use of alternative fuel sources or electric vehicles;
•an increase in the market price of crude oil that increases refined product prices, which may reduce demand for refined products and increase demand for alternative products; and
•adverse weather events resulting in decreased corn acres planted, which may reduce demand for anhydrous ammonia.
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
The dangers inherent in the storage and transportation of motor fuel, crude oil, refined petroleum products and anhydrous ammonia could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.
Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. crude oil, refined petroleum products, and anhydrous ammonia. These hazards and risks include, but are not limited to, traffic accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to our properties and the properties of others. Any such event not covered by our insurance could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders. Additionally, our pipelines, terminals and storage assets are generally long-lived assets, and some have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. If any of our facilities, or those of our customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on our results of operations and our financial condition as a whole.
Our pipeline and fuel storage terminals are subject to operational and business risks which may adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
Our pipeline and fuel storage terminals are subject to operational and business risks, the most significant of which include the following:
•our inability to renew a ground lease for certain of our pipelines or fuel storage terminals on similar terms or at all;
•our dependence on third parties to supply our fuel storage terminals;
•outages on our pipelines or at our fuel storage terminals or interrupted operations due to weather-related or other natural causes;
•the threat that the nation’s terminal infrastructure may be a future target of terrorist organizations;
•the volatility in the prices of the products transported on our pipelines or stored at our fuel storage terminals and the resulting fluctuations in demand for our storage services;
•the effects of a sustained recession or other adverse economic conditions;
•the possibility of federal and/or state regulations that may discourage our customers from transporting or storing gasoline, diesel fuel, ethanol and jet fuel at our fuel storage terminals or reduce the demand by consumers for petroleum products;
•competition from other pipelines and fuel storage terminals that are able to provide our customers with comparable transportation service or storage capacity at lower prices; and
•climate change legislation or regulations that restrict emissions of GHGs could result in increased operating and capital costs and reduced demand for our transportation and storage services.
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

We compete with other midstream service providers, including certain major energy and chemical companies, that possess, or have greater financial resources to acquire, assets better suited to meet customer demand, which could undermine our ability to obtain and retain customers or reduce utilization of our assets, which could adversely affect our revenues and cash flows, thereby reducing our ability to make our quarterly distributions to unitholders.
We face competition in all aspects of our business and can give no assurances that we will be able to compete effectively against our competitors. Our competitors include major energy and chemical companies, some of which have greater financial resources, more pipelines or storage terminals, greater capacity pipelines or storage terminals and greater access to supply than we do. Certain of our competitors also have advantages in competing for acquisitions or other new business opportunities because of their financial resources and synergies in operations. As a consequence of increased competition in the industry or market conditions, some customers are and others may be in the future reluctant to renew or enter into long-term contracts or contracts that provide for minimum throughput amounts. Our inability to renew or replace a significant portion of our current contracts as they expire, to enter into contracts for newly acquired, constructed or expanded assets and to respond appropriately to changing market conditions would have a negative effect on our revenue, cash flows and ability to make quarterly distributions to our unitholders.
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
We are exposed to various litigation claims in the ordinary course of our wholesale business operations, including, but not limited to, dealer litigation and industry-wide or class-action claims arising from the products we carry, the equipment or processes we use or employ or industry-specific business practices. If we were to become subject to any such claims, our defense costs and any resulting awards or settlement amounts may not be fully covered by our insurance policies. Additionally, our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we are frequently party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business. While we believe these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate our financial condition and results of operations could be adversely affected. Additionally, several fossil fuel companies have been the targets of litigation alleging, among other things, that such companies created public nuisances by producing and marketing fuels that contributed to climate change or that the companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts. While we cannot predict the likelihood of success of such suits, to the extent the plaintiffs prevail, we could face significant costs or decreased demand for our services, which could adversely affect our financial condition and results of operations.
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
A significant portion of our revenue and cash flows are generated from our customers’ payments of fees under throughput contracts and storage agreements. Failure to renew existing contracts or enter into new contracts on acceptable terms or a material reduction in utilization under existing contracts could result from many factors, including:
•sustained low crude oil prices;
•a material decrease in the supply or price of crude oil;
•a material decrease in demand for refined products, renewable fuels or anhydrous ammonia in the markets served by our pipelines and terminals;
•political, social or economic instability in the United States or another country that has a detrimental impact on our customers and our ability to conduct our operations;
•competition for customers from companies with comparable assets and capabilities;
•scheduled turnarounds or unscheduled maintenance at refineries or production facilities of customers we serve;
•operational problems or catastrophic events affecting our assets or the customers we serve;
•environmental or regulatory proceedings or other litigation that compel the cessation of all or a portion of the operations of our assets or those of the customers we serve;
•increasingly stringent environmental, health, safety and security regulations;
•a decision by our current customers to redirect products transported in our pipelines or stored in our terminals to markets not served by our pipelines or terminals, or to transport or store crude oil, refined products or anhydrous ammonia by means other than our pipelines or storage terminals; and
•a decision by our current customers to shut down, limit operations of or sell one or more of the refineries/production facilities we serve to a purchaser that elects not to use our pipelines or terminals.

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
Power costs constitute a significant portion of our operating expenses. We use mainly electric power at our pipeline pump stations and terminals, and such electric power is furnished by various utility companies. Requirements for utilities to use less carbon intensive power or to add pollution control devices also could cause our power costs to increase; our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.
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
As of December 31, 2024, our consolidated balance sheet reflected $1.48 billion of goodwill and $547 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles (“GAAP”) require us to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or when events or circumstances occur, indicating that goodwill or indefinite-lived intangible assets might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization. Impairment charges are allowed to be removed from our debt covenant calculations. See Note 7 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Integration of assets and businesses acquired in past acquisitions or future acquisitions with our existing business will be a complex, time-consuming and costly process, particularly given that assets acquired to date significantly increased our size and diversified the geographic areas in which we operate. A failure to successfully integrate the acquired assets or businesses, such as NuStar, with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to our unitholders.
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
•assimilation of acquired assets and operations, including additional regulatory programs, operational philosophies and complex systems;
•loss of customers, suppliers or key employees;
•maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters;
•integrating new technology systems for financial reporting; and
•assuming contractual obligations of acquired businesses, potential unknown liabilities and unforeseeable increased expenses as a result of such acquisitions.
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
For example, our acquisition of NuStar involved the combination of two master limited partnerships that operated as independent public partnerships until May 3, 2024. The combination of two independent businesses is complex, costly and time consuming, and we will be required to continue to devote significant management attention and resources to integrating the business practices and operations of NuStar into the Partnership to achieve, among other things, the targeted cost synergies associated with the acquisition. To the extent we are unable to successfully integrate the business and operations of NuStar into the Partnership, our business, results of operations and our ability to achieve the anticipated benefits of the acquisition may be adversely affected.
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
In August 2022, President Biden signed the IRA 2022, which contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA 2022 amends the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The methane emissions charge has started in calendar year 2024 at $900 per ton of methane, will increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. In addition, the multiple incentives offered for various clean energy industries referenced above could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for gasoline and diesel, increase our compliance and operating costs and consequently adversely affect our business. While the Trump Administration may roll back or otherwise make changes to certain IRA 2022 programs, it is currently uncertain which programs will be affected and what impact such changes may have.
Regulatory Matters
Our operations are subject to federal, state and local laws and regulations, in the U.S., in Mexico and in Europe, relating to the environment, health, safety and security that require us to make substantial expenditures.
Our operations are subject to increasingly stringent international, federal, state and local environmental, health, safety and security laws and regulations, including those relating to terminals, underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of our employees. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Regulations under the Clean Water Act, the OPA 90 and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above ground storage tanks or pipelines.
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
Terminal operations and associated facilities are subject to the Clean Air Act as well as comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required at our facilities. Any such future obligation could require us to incur significant additional capital or operating costs. Additionally, permits or licenses may be difficult to obtain and may include public comment and other public involvement periods, which could affect agency considerations or the decisions reached. For more information, see our regulatory disclosure titled “Air Emissions and Climate Change.”
Terminal operations are subject to additional programs and regulations under OSHA. Liability under, or a violation of compliance with, these laws and regulations, or any future laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Pipeline operations are also subject to a number of environmental and safety programs and regulations. Should our operations fail to comply with applicable Department of Transportation or comparable state regulations regarding pipeline safety, we could be subject to substantial fines and penalties. In addition, the adoption of recently proposed or new laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. For more information, see our regulatory disclosure titled “Pipeline Safety Regulation.”
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
Although we believe that we have a comprehensive environmental, health, and safety program, we may not have identified all environmental liabilities at all of our current and former locations; material environmental or pipeline safety conditions not known to us may exist; existing and future laws, ordinances or regulations may impose material environmental or pipeline safety liability or compliance costs on us; or we may be required to make material expenditures for the remediation of contamination or pipeline integrity and safety matters.
The occurrence of any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Our operations are subject to a series of risks related to climate change.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States to date, no comprehensive climate change legislation has been implemented at the federal level. Additionally, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions related to climate change that have or may have a significant impact on our operations. For example, in response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from certain sources in the United States on an annual basis, including certain of our operations; moreover, the EPA issued new methane standards for both new and existing sources in the oil and gas sector. For more information, see our regulatory disclosure titled “Air Emissions and Climate Change.”
Internationally, the United Nations-sponsored Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden recommitted the United States to the Paris agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. However, in January 2025, President Trump issued an executive order calling for the withdrawal of the United States from the Paris Agreement and revoking any related financial commitments thereunder as part of a broader series of executive orders announcing a deregulatory approach with respect to climate change matters. State or local governments may, however, elect to continue to participate in international climate change initiatives and pursue state- or regional-level climate change-related regulations. Any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations. Increasingly, fossil fuel companies are also exposed to litigation risks from climate change is uncertain at this time. However, any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations. Increasingly, fossil fuel companies are also exposed to litigation risks from climate change.
Additionally, there is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. While we cannot predict what polices may result from these developments, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, or for us to obtain funding for growth projects, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects. Separately, in March of 2024, the SEC released a proposed rule establishing a framework for reporting of climate risks, targets and metrics. However, the rule is currently paused pending litigation and we cannot predict the final outcome. Further, the Trump Administration is expected to repeal the SEC climate rule; however, the timeline for any repeal is subject to a number of uncertainties and likely could face legal challenges that would further delay the implementation of any repeal. Similarly, California has recently enacted a set of laws that may require climate-related disclosures from companies “doing business in California” with certain total annual revenue thresholds. Moreover, some other states in which we operate, such as New York and Illinois, are considering adopting climate disclosure laws. For more information, see our regulatory disclosure titled “Air Emissions and Climate Change.” Although the final form and substance of these requirements is not yet known, these rules and laws may result in additional costs to comply with any such disclosure requirements.
Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations or those of our supply chains. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, such as to the extent changing weather and temperature trends reduce the demand for our products or frequency with which consumers may visit our locations or impact the cost or availability of insurance. Moreover, certain parties, including local and state governments, have from time to time filed lawsuits against various fossil fuel energy companies seeking damages for alleged physical impacts resulting from climate change or relating to false or misleading statements related to fossil fuel’s contribution to climate change. These various political, regulatory, financial, physical and litigation risks related to climate change have the potential to adversely impact our operations and financial performance.

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
Attention from investors, customers, employees, regulatory bodies and other stakeholders to climate change, societal expectations on companies to address climate change or social and employment initiatives and other ESG matters, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, heightened scrutiny of our statements and initiatives, and negative impacts on our common unit price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in reduced demand for fossil fuel products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to climate change or asserted damage to the environment, or to other mitigating factors.
Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures may be based on expectations, assumptions and hypothetical scenarios. Such expectations, assumptions and hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many ESG matters. Additionally, while we may announce various voluntary ESG targets, such targets are often aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our business operations. Some of these arrangements may receive scrutiny from certain constituencies. Also, despite these aspirational goals and any other actions taken, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles.
Certain statements or initiatives with respect to ESG matters that we may pursue or assert are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including alleged “greenwashing,” (i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits). Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive. Certain social and inclusion initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that the Partnership faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Partnership’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Partnership’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, the Partnership may be subject to pressure in the media or through other means, such as governmental investigations, enforcement actions, or other proceedings, all of which could adversely affect our reputation, business, financial performance, market access and growth. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors’ investment or voting decisions, unfavorable ESG ratings and activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our common unit price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel companies based on climate change related concerns, which could affect our access to capital.
We are subject to federal laws related to the RFS.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, at times, certain independent refiners have initiated discussions with the EPA to change the way the RFS is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINs”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINs it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINs to other obligated parties, which may cause an impact on the fuel margins associated with the Partnership’s sale of gasoline. Additionally, the price of RINs is not fixed and is subject to change due to various considerations, including regulatory actions. In June 2023, the EPA released a final rule under the RFS for renewable fuel volumes for the years 2023-2025 that further increases targets for the production of renewable fuels. Subject to certain limitations, the EPA now has significant discretion to set renewable fuel targets under the RFS, which could result in increased compliance obligations on refiners and importers and transportation fuels. It remains unclear how the Trump Administration may adjust existing or future renewable fuel targets under the RFS.
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
A portion of our revenues are generated from our assets located in northern Mexico and Europe. Our operations are subject to various risks that could have a material adverse effect on our business, results of operations and financial condition, including political and economic instability from civil unrest; labor strikes; war and other armed conflict; inflation; currency fluctuations, devaluation and conversion restrictions or other factors. Any deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels in Mexico, or affecting a customer with whom we do business, as well as difficulties in staffing, obtaining necessary equipment and supplies and managing foreign operations, may adversely affect our operations or financial results. We are also exposed to the risk of foreign and domestic governmental actions that may: impose additional costs on us; delay permits or otherwise impede our operations; limit or disrupt markets for our operations, restrict payments or limit the movement of funds; impose sanctions on or otherwise restrict our ability to conduct business with certain customers or persons or in certain countries; or result in the deprivation of contract rights. Our operations outside the United States may also be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and foreign laws prohibiting corrupt payments, as well as travel restrictions and import and export regulations.
Disputes regarding a failure to maintain product quality specifications or other claims related to the operation of our assets and the services we provide to our customers may result in unforeseen expenses and could result in the loss of customers.
Certain of the products we store and transport are produced to precise customer specifications. If the quality and purity of the products we receive are not maintained or a product fails to perform in a manner consistent with the quality specifications required by our customers, customers have sought, and could in the future seek, replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. We also have faced, and could in the future face, other claims by our customers if our assets do not operate as expected by our customers or our services otherwise do not meet our customers’ expectations. Successful claims or a series of claims against us result in unforeseen expenditures and could result in the loss of one or more customers.

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
Certain of our interstate common carrier pipelines are subject to regulation by the FERC and the STB, which could have an adverse impact on our ability to recover the full cost of operating our pipelines and the revenue we are able to receive from those operations.
Pursuant to the ICA and various other laws, the FERC regulates tariff rates and terms and conditions of service for interstate crude oil and refined products movements on common carrier pipelines. The FERC requires that these rates be just and reasonable and not unduly discriminatory with respect to any shipper. The FERC or shippers may challenge required pipeline tariff filings, including rates and terms and conditions of service. Further, other than for rates set under market-based rate authority, if a new rate is challenged by protest and investigated by the FERC, the FERC may require amounts refunded where such amounts were collected in excess of the deemed just and reasonable rate. In addition, shippers may challenge by complaint tariff rates and terms and conditions of service even after they take effect, and the FERC may order a carrier to change its rates prospectively to a just and reasonable level. A complaining shipper also may obtain reparations for damages sustained during the two years prior to the date of the complaint.
We are able to use various FERC-authorized rate change methodologies for our interstate pipelines, including indexed rates, cost-of-service rates, market-based rates and negotiated rates. Typically, we adjust our rates annually in accordance with the FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. It is possible that the index may result in negative rate adjustments in some years, or that changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s indexing methodology is subject to review and revision every five years, with the most recent five-year review occurring in 2020. See our regulatory disclosure titled “Regulation of Interstate Crude Oil and Products Pipelines” for additional information on FERC’s indexing methodology.
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
Pursuant to the ICC Termination Act of 1995 (“ITA”), the STB regulates interstate pipelines carrying products other than gas, oil or water, including the anhydrous ammonia we transport. Unlike the ICA, which allows the FERC to investigate a carrier’s rates on its own initiative, ITA prescribes the STB may only investigate issues in response to complaints by shippers and other interested parties. Further, carriers are not required by the ITA or the STB to report rates charged to transport anhydrous ammonia or other commodities, and the STB does not routinely collect such information. Adverse changes in the FERC’s or STB’s rate change methodologies or challenges to our rates that result in significant damages could negatively affect our cash flows, results of operations and our ability to make distributions to our unitholders.
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
Indebtedness
Our debt levels may impair our financial condition and our ability to make distributions to our unitholders.
We had $7.5 billion of debt outstanding as of December 31, 2024, which includes the $2.57 billion aggregate principal amount of debt we assumed in connection with the NuStar acquisition. We have the ability to further incur additional debt under our Credit Facility (as defined herein) and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our senior notes and our credit agreement governing our Credit Facility;
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
Approximately $203 million of our outstanding indebtedness as of December 31, 2024 bears interest at variable interest rates. Should variable interest rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
Our existing debt agreements have substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our credit agreement, the indentures governing our senior notes, the indentures governing NuStar’s senior notes, the agreements governing the revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”) and any future financing agreements may restrict our ability to finance future operations or capital needs, to engage in or expand our business activities or to pay distributions to our unitholders. For example, our credit agreement, the indentures governing our senior notes, the indentures governing the NuStar senior notes and the agreements governing the GoZone Bonds restrict our ability to, among other things:
•incur certain additional indebtedness;
•incur, permit, or assume certain liens to exist on our properties or assets;
•make certain investments or enter into certain restrictive material contracts;
•make distributions;
•repurchase units; and
•merge or dispose of all or substantially all of our assets.
In addition, our credit agreement contains covenants requiring us to maintain certain financial ratios. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our credit agreement, the indentures governing our senior notes, the indentures governing the NuStar senior notes, the agreements governing the GoZone Bonds or any agreements governing future indebtedness that are not cured or waived within the appropriate time period provided therein, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions to our unitholders will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

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
If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Our General Partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our General Partner and its affiliates. As of December 31, 2024, Energy Transfer and its affiliates held approximately 20.9% of our outstanding common units.
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
As of December 31, 2024, Energy Transfer owned 28,463,967 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment. Further, while unitholders of publicly traded partnerships are, subject to certain limitations, entitled to a deduction equal to

20% of their allocable share of a publicly traded partnership’s “qualified business income,” this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025.
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
If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect directly from us taxes (including any applicable penalties and interest) resulting from such audit adjustments, in which case our cash available for distribution to our unitholders might be substantially reduced.
If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue an information statement to our current and former unitholders with respect to an audited and adjusted return. Although our General Partner may elect to have our current and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.
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
Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholders sells their units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
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
We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could result in a unitholder owing more tax and may adversely affect the value of the common units.
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
Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned common units. In that case, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of our units may have a greater portion of their Internal Revenue Code Section 743(b) (“Section 743(b)”) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
The Partnership maintains a shared services cybersecurity program for assessing, identifying, and managing material risks from cybersecurity threats. This program includes processes that are modeled after the National Institute of Standards and Technology’s Cybersecurity Framework and focuses on using business drivers to guide cybersecurity activities. This program is managed by a team of full-time employees, overseen by our Chief Information Officer, that are tasked with conducting our day-to-day IT operations (collectively, the “IT team”). Furthermore, the Partnership considers cybersecurity risks as part of, and has incorporated its cybersecurity program into, the Partnership’s overall risk management processes. Through engagement with the guidance of the Federal Bureau of Investigation (FBI), Cybersecurity and Infrastructure Security Agency (CISA), Transportation Security Administration (TSA) and the U.S. Coast Guard (USCG), we seek to follow industry cybersecurity standards and protect our infrastructure against cyberattacks from domestic and international threats.
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
Impact of Risks from Cybersecurity Threats
The energy industry’s increasing dependence on IT and operational technology to support critical functions, such as energy distribution and management activities, has heightened its vulnerability to cybersecurity incidents. Consequently, the global surge in cybersecurity incidents, whether caused by intentional attacks or accidental events, presents a significant challenge to our sector. As cybersecurity threats grow in complexity and scale, preventing, detecting, mitigating and remediating these incidents remains a continuous and increasingly demanding task for the industry. Compliance with evolving cybersecurity reporting requirements, such as those mandated by FERC, presents significant challenges. These regulations necessitate timely and detailed reporting of cyber incidents, demanding substantial resources and robust internal processes to ensure adherence. Failure to comply could result in legal penalties, increased regulatory scrutiny and reputational damage. Moreover, the dynamic nature of these requirements may lead to overlapping or inconsistent obligations, further complicating compliance efforts. Monitoring these developments and integrating them into our cybersecurity and compliance frameworks is essential to mitigate potential risks.
As of the date of this Annual Report on Form 10-K, though the Partnership and our service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Partnership, either financially or operationally. Cybersecurity incident response is a component of both the Partnership’s cybersecurity program and the Partnership’s business continuity plans, which are designed to limit service interruptions and provide for continued business operation in the event of disaster, whether physical, environmental or cyber in nature. However, we recognize that cybersecurity threats are continually evolving, and there remains a risk that a cybersecurity incident could potentially negatively impact the Partnership. Despite the implementation of our cybersecurity processes, we cannot guarantee that a significant cybersecurity attack will not occur. A successful attack on our information system or operational technology system could have significant consequences to the business, including the interruption of key services that our customers depend on. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. Due to the number of acquisitions made by the Partnership over the past few years and the time it takes to implement technology standards across the enterprise, certain assets may be in different stages of integration and may have incomplete cybersecurity controls applied. For additional information on cybersecurity risks, see “Item 1A. Risk Factors - Cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation, and financial results; and - We rely on our information systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.”
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
The Partnership’s Board of Directors has delegated the responsibility for the oversight of cybersecurity risks to the Audit Committee, which is ultimately responsible for assessing and managing the Partnership’s material risks from cybersecurity threats. The IT team provides periodic cybersecurity program updates to senior management and to the Audit Committee. Management also updates the Audit Committee as new risks are identified and regarding the steps taken to mitigate such risks. The Audit Committee reviews periodic reporting and updates regarding our cybersecurity risk management.
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
As of February 7, 2025, we had outstanding 136,235,878 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), a non-economic general partner interest and IDRs. As of February 7, 2025, Energy Transfer directly owned approximately 20.9% of our outstanding common units. Our General Partner is 100% owned by Energy Transfer and owns a non-economic general partner interest in us. Energy Transfer also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.503125 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the NYSE under the symbol “SUN.” Our common units have been traded on the NYSE since September 20, 2012.
Holders
At the close of business on February 7, 2025, we had 216 holders of record of our common units and two holders of record of our Class C Units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Class C Units are entitled to receive quarterly distributions at a rate of $0.8682 per Class C Unit. The distributions on the Class C Units are paid out of our available cash, except that the Class C Units do not share in distributions of available cash to the extent such cash is derived from or attributable to any distribution received by us from Sunoco Retail LLC, our indirect wholly owned subsidiary that is subject to state and federal income tax (“Sunoco Retail”), the proceeds of any sale of the membership interests in Sunoco Retail, or any interest or principal payments we receive with respect to indebtedness of Sunoco Retail or its subsidiaries. The Class C Units are entitled to receive distributions of available cash (other than available cash attributable to Sunoco Retail) prior to distributions of such cash being made on our common units. Any unpaid distributions on the Class C Units will accrue interest at a rate of 1.5% per annum until paid in full in cash. The Class C Units are perpetual, do not have any rights of redemption or conversion, do not have the right to vote on any matter except as otherwise required by any non-waivable provision of law, and are not traded on any public securities market.
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
The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our audited consolidated financial statements and notes to audited consolidated financial statements included elsewhere in this report.
Discussion and analysis of matters pertaining to the year ended December 31, 2022 and year-to-year comparisons between the years ended December 31, 2023 and 2022 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 16, 2024 and in Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2024.
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
We are primarily engaged in energy infrastructure and distribution of motor fuels in over 40 U.S. states, Puerto Rico, Europe and Mexico. Our midstream operations include an extensive network of over 14,000 miles of pipeline and over 100 terminals. Our fuel distribution operations serve approximately 7,400 Sunoco and partner branded locations and additional independent dealers and commercial customers.

Acquisitions
NuStar Acquisition
On May 3, 2024, we completed the acquisition of 100% of the common units of NuStar Energy L.P. (“NuStar”). Under the terms of the agreement, NuStar common unitholders received 0.400 SUN common units for each NuStar common unit. In connection with the acquisition, we issued approximately 51.5 million common units, which had a fair value of approximately $2.85 billion, assumed debt totaling approximately $3.5 billion, including approximately $56 million of lease related financing obligations, and assumed preferred units with a fair value of approximately $800 million. Subsequent to the closing of the NuStar acquisition, the Partnership redeemed all outstanding NuStar preferred units totaling $784 million, redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated the NuStar credit facility totaling $455 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. The acquisition is expected to diversify the Partnership’s business, increase scale and provide vertical integration, as well as improving the Partnership’s credit profile and enhancing growth.
Zenith European Terminals Acquisition
On March 13, 2024, we completed the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million), including working capital. The acquisition is expected to supply optimization for the Partnership’s existing East Coast business and continues its focus on growing its portfolio of stable midstream income.
Other Acquisition
On August 30, 2024, we acquired a terminal in Portland, Maine for approximately $24 million, including working capital.
Divestiture
West Texas Sale
On April 16, 2024, we completed the sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit.
Other Transactions
ET-S Permian
Effective July 1, 2024, SUN and Energy Transfer formed ET-S Permian, a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. SUN contributed all of its Permian crude oil gathering assets and operations to ET-S Permian. Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to ET-S Permian. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston, and Cushing is excluded from ET-S Permian.
ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SUN holds a 32.5% interest, with Energy Transfer holding the remaining 67.5% interest in ET-S Permian. Energy Transfer serves as the operator of ET-S Permian.
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
Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, read “Results of Operations” below.
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
Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliates as those excluded from the calculation of Adjusted EBITDA, such as interest, taxes, depreciation, amortization and accretion and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliate. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates. The use of Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.
Results of Operations
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Consolidated Results of Operations

	Year Ended December 31,
	2024	2023	Change
Segment Adjusted EBITDA:
Fuel Distribution	$908	$865	$43
Pipeline Systems	377	11	366
Terminals	172	88	84
Total	$1,457	$964	$493

	Year Ended December 31,
	2024	2023	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$874	$394	$480
Depreciation, amortization and accretion	368	187	181
Interest expense, net	391	217	174
Non-cash unit-based compensation expense	17	17	—
(Gain) loss on disposal of assets and impairment charges	45	(7)	52
Loss on extinguishment of debt	2	—	2
Unrealized (gains) losses on commodity derivatives	12	(21)	33
Inventory valuation adjustments	86	114	(28)
Equity in earnings of unconsolidated affiliates	(60)	(5)	(55)
Adjusted EBITDA related to unconsolidated affiliates	101	10	91
Gain on West Texas Sale	(586)	—	(586)
Other non-cash adjustments	32	22	10
Income tax expense	175	36	139
Adjusted EBITDA (consolidated)	$1,457	$964	$493
The following discussion of results compares the operations for the years ended December 31, 2024 and 2023.
Net Income. For the year ended December 31, 2024 compared to the prior year, net income increased primarily due to a $586 million gain on the West Texas Sale in April 2024, as discussed below. In addition, the increase in net income reflected favorable results from our operations, as reflected in the increases in Segment Adjusted EBITDA. These increases were partially offset by unfavorable inventory valuation adjustments, unrealized losses on commodity derivatives, increases in depreciation, amortization and accretion, and losses on disposal of asset and impairment charges. The increases in net income were also offset by increases in interest expense and income tax expense. These changes are discussed in more detail below.
Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Adjusted EBITDA increased primarily due to an increase in segment profit of $705 million, excluding inventory valuation adjustments (see below for explanation of inventory adjustments), primarily related to the acquisitions of NuStar and Zenith European terminals, partially offset by increases in operating costs (including operating expenses, general and administrative expenses and lease expense) of $344 million, primarily related to the acquisitions of NuStar and Zenith European terminals.
Additional discussion on the changes impacting net income and Adjusted EBITDA for the year ended December 31, 2024 compared to the prior year is available below and in “Segment Operating Results.”
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion was $368 million in 2024, an increase of $181 million from 2023. This increase was primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions, as well as changes in certain estimates.
Interest Expense. Interest expense was $391 million in 2024, an increase of $174 million from 2023. This increase was primarily attributable to an increase in average total long-term debt, including debt assumed in the NuStar acquisition.
(Gain) Loss on Disposal of Assets and Impairment Charges. For the year ended December 31, 2024, loss on disposal of assets and impairment charges primarily related to the termination of a lease in June 2024.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the last-in, first-out method (“LIFO”) on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the years ended December 31, 2024 and 2023, the Partnership’s cost of sales included unfavorable inventory adjustments of $86 million and $114 million, respectively, which decreased net income for the respective periods.
Equity in Earnings of Unconsolidated Affiliates and Adjusted EBITDA Related to Unconsolidated Affiliates. For the year ended December 31, 2024, the increase in the amounts reported related to unconsolidated affiliates was primarily due to the formation of ET-S Permian effective July 1, 2024.

Gain on West Texas Sale. The gain on West Texas Sale related to the gain recognized by SUN upon completion of the sale of convenience stores to 7-Eleven Inc. in April 2024. During the fourth quarter of 2024, the Partnership recorded a $12 million reduction to the gain to reflect adjustments to the cash proceeds and certain balance sheet accounts associated with the business sold.
Income Tax Expense. Income tax expense was $175 million in 2024, an increase of $139 million from 2023. The increase was primarily due to the taxable gain recognized by a corporate subsidiary on the sale of convenience stores in April 2024.
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
•Adjusted EBITDA related to unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Segment Adjusted EBITDA, such as interest, taxes, depreciation, amortization and accretion and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates.
The following analysis of segment operating results includes a measure of segment profit. Segment profit is a non-GAAP financial measure and is presented herein to assist in the analysis of segment operating results and particularly to facilitate an understanding of the impacts that changes in sales revenues have on the segment performance measure of Segment Adjusted EBITDA. Segment profit is similar to the GAAP measure of gross profit, except that segment profit excludes charges for depreciation, amortization and accretion. The most directly comparable measure to segment profit is gross profit. The following table presents a reconciliation of segment profit to gross profit.

	Year Ended December 31,
	2024	2023	Change
Fuel Distribution segment profit	$1,187	$1,225	$(38)
Pipeline Systems segment profit	535	3	532
Terminals segment profit	376	137	239
Total segment profit	2,098	1,365	733
Depreciation, amortization and accretion, excluding corporate and other	364	186	178
Gross profit	$1,734	$1,179	$555
In addition, the following sections include information on the components of segment profit by sales type (for the fuel distribution segment), which components are included in order to provide additional disaggregated information to facilitate the analysis of segment profit and Segment Adjusted EBITDA. These components of segment profit are calculated consistent with the calculation of segment profit; therefore, these components also exclude charges for depreciation, amortization and accretion.

Fuel Distribution

	Year Ended December 31,
	2024		2023		Change
Motor fuel gallons sold (millions)	8,578		8,317		261
Motor fuel profit cents per gallon	11.6	¢	12.5	¢	(0.9)	¢
Fuel profit	$909		$926		$(17)
Non-fuel profit	153		148		5
Lease profit	125		151		(26)
Fuel Distribution segment profit	$1,187		$1,225		$(38)
Expenses	$427		$480		$(53)
Segment Adjusted EBITDA	$908		$865		$43
Volumes. For the year ended December 31, 2024 compared to the prior year, volumes increased primarily due to growth from investments and profit optimization strategies.
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $31 million related to a 3% increase in gallons sold, partially offset by a decrease in profit per gallon primarily due to the West Texas Sale in April 2024; and
•a decrease of $53 million in expenses primarily due to the West Texas Sale and lower allocated overhead; partially offset by
•a decrease of $26 million in lease profit due to the West Texas Sale.

Pipeline Systems

	Year Ended December 31,
	2024	2023	Change
Pipelines throughput (thousand barrels per day)	1,000	—	1,000
Pipeline Systems segment profit	$535	$3	$532
Expenses	$260	$2	$258
Segment Adjusted EBITDA	$377	$11	$366
Volumes. For the year ended December 31, 2024 compared to the prior year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the acquisition of NuStar on May 3, 2024.

Terminals

	Year Ended December 31,
	2024	2023	Change
Throughput (thousand barrels per day)	584	399	185
Terminals segment profit	$376	$137	$239
Expenses	$207	$68	$139
Segment Adjusted EBITDA	$172	$88	$84
Volumes. For the year ended December 31, 2024 compared to the prior year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the year ended December 31, 2024 compared to the prior year, Segment Adjusted EBITDA related to our Terminals segment increased primarily due to the recent acquisitions of NuStar, Zenith European terminals and Zenith Energy terminals located across the East Coast and Midwest.
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
The Partnership is party to a Third Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a line of credit issuer (the "Credit Facility"). As of December 31, 2024, we had $94 million of cash and cash equivalents on hand and borrowing capacity of $1.25 billion under the Credit Facility. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	Year Ended December 31,
	2024	2023
Net cash provided by (used in)
Operating activities	$549	$600
Investing activities	477	(288)
Financing activities	(961)	(365)
Net increase (decrease) in cash and cash equivalents	$65	$(53)
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
Net cash provided by operations was $549 million and $600 million for 2024 and 2023, respectively. The increase in cash flows provided by operations was primarily due to a $28 million net increase in net income (excluding the impacts of the gain on West Texas Sale in 2024, as well as depreciation, amortization and accretion, inventory valuation adjustments and other non-cash items) compared to the prior year; partially offset by a decrease in net cash flow from operating assets and liabilities of $79 million compared to the prior year.
Investing Activities
Cash flows from investing activities primarily consist of capital expenditures, cash contributions to unconsolidated affiliates, cash amounts paid for acquisitions and cash proceeds from sale or disposal of assets. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our expansion projects.
Net cash provided by investing activities was $477 million in 2024 and net cash used in investing activities was $288 million in 2023. Capital expenditures were $344 million and $215 million in 2024 and 2023, respectively. Net cash used in investing activities included $224 million and $111 million of cash paid for acquisitions of terminals and other assets in 2024 and 2023, respectively. In 2024, we received $27 million in cash from the NuStar acquisition and we received $987 million in cash proceeds from the West Texas Sale.

Distributions from unconsolidated affiliates in excess of cumulative earnings were $8 million in 2024 and $9 million in 2023. Proceeds from disposal of property and equipment were $23 million and $31 million in 2024 and 2023, respectively.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Net cash used in financing activities was $961 million and $365 million for 2024 and 2023, respectively.
During the year ended December 31, 2024 we:
•borrowed $1.50 billion and repaid $421 million in senior notes;
•borrowed $2.79 billion and repaid $3.45 billion under the Credit Facility to fund daily operations;
•paid $19 million in loan origination costs;
•redeemed $784 million of preferred units;
•paid $566 million in distributions to our unitholders, of which $226 million was paid to Energy Transfer; and
•paid $8 million in distributions to noncontrolling interests.
During the year ended December 31, 2023 we:
•borrowed $500 million in senior notes;
•borrowed $3.3 billion and repaid $3.8 billion under the Credit Facility to fund daily operations;
•paid $5 million in loan origination costs; and
•paid $371 million in distributions to our unitholders, of which $171 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C Units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On January 27, 2025, we declared a quarterly distribution of $0.8865 per common unit based on the results for the three months ended December 31, 2024, excluding distributions to Class C unitholders. The distribution will be approximately $121 million in the aggregate for common units and approximately $37 million with respect to IDRs, and will be paid on February 19, 2025 to unitholders of record on February 7, 2025.
Capital Expenditures
For the year ended December 31, 2024, total capital expenditures were $344 million, which included $220 million for growth capital and $124 million for maintenance capital.
We currently expect to spend approximately $150 million in maintenance capital and at least $400 million in growth capital for the full year 2025.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31, 2024	December 31, 2023
Credit Facility	$203	$411
5.750% senior notes due 2025 (1) (2)	600	—
6.000% senior notes due 2026 (1)	500	—
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027 (1)	550	—
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	—
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030 (1)	600	—
7.250% senior notes due 2032	750	—
GoZone Bonds (1) (2)	322	—
Lease-related financing obligations	132	94
Net unamortized premiums, discounts, and fair value adjustments	16	—
Deferred debt issuance costs	(37)	(25)
Total debt	7,486	3,580
Less: current maturities	2	—
Total long-term debt, net	$7,484	$3,580
(1)These senior notes and bonds, totaling $2.57 billion aggregate principal amount, were assumed by the Partnership in connection with the closing of the NuStar acquisition in May 2024.
(2)As of December 31, 2024, $600 million of senior notes and $75 million of GoZone Bonds due on or before December 31, 2025 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
Credit Facility
As of December 31, 2024, the balance on the Credit Facility was $203 million, and $43 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at December 31, 2024 was $1.25 billion. The weighted average interest rate on the total amount outstanding at December 31, 2024 was 6.57%. The Partnership was in compliance with all financial covenants at December 31, 2024.
Recent Financing Transaction
On April 30, 2024, the Partnership issued $750 million of 7.000% senior notes due 2029 and $750 million of 7.250% senior notes due 2032 in a private offering. The Partnership used the net proceeds from the offering to: (i) repay certain outstanding indebtedness of NuStar in connection with the merger between the Partnership and NuStar, (ii) fund the redemption of NuStar's preferred units in connection with the merger and (iii) pay offering fees and expenses.
NuStar Acquisition
During the second quarter of 2024, subsequent to the closing of the NuStar acquisition, the Partnership redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated NuStar's credit facility totaling $455 million. Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of December 31, 2024, this facility had no outstanding borrowings.
Guarantor Summarized Financial Information
The senior notes issued by NuStar Logistics, L.P., a wholly owned subsidiary acquired in the NuStar acquisition (“NuStar Logistics”) are fully and unconditionally guaranteed by the Partnership, Sunoco Finance Corp. and certain of its subsidiaries; the senior notes issued by the Partnership and Sunoco Finance Corp. are fully and unconditionally guaranteed by NuStar Logistics and certain other subsidiaries. Each guarantee of the senior notes (i) ranks equally in right of payment with all other existing and future unsecured senior indebtedness of that guarantor, (ii) is structurally subordinated to all existing and any future indebtedness and obligations of any subsidiaries of that guarantor that do not guarantee the notes and (iii) ranks senior to its guarantee of our subordinated indebtedness. See Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of certain of our debt obligations.

The following tables present summarized combined balance sheet and income statement information for the Partnership, Sunoco Finance Corp. and NuStar Logistics, L.P. (the “Issuers”), as well as the subsidiaries that guarantee the senior notes issued by those three entities (collectively with the Issuers, the “Guarantor Issuer Group”). Intercompany items among the Guarantor Issuer Group have been eliminated in the summarized combined financial information below, as well as intercompany balances and activity for the Guarantor Issuer Group with non-guarantor subsidiaries, including the Guarantor Issuer Group’s investment balances in non-guarantor subsidiaries. Income statement information included below in the table and related disclosure includes the NuStar subsidiaries for May 3, 2024 (the acquisition date) through December 31, 2024 only.
In connection with the formation of ET-S Permian, certain guarantor subsidiaries were contributed to the joint venture and deconsolidated by the Partnership effective July 1, 2024. Those contributed subsidiaries were released from their guarantees concurrent with the formation of the joint venture. Accordingly, those former guarantor subsidiaries are excluded from the summarized combined balance sheet information presented below, and the summarized combined income statement information below only includes the results of those former guarantor subsidiaries for the period from the NuStar acquisition date of May 3, 2024 through June 30, 2024.

Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:	December 31, 2024
Current assets	$2,225
Non-current assets	11,119
Current liabilities (a)	1,903
Non-current liabilities, including long-term debt	8,244
(a)Excludes $73 million of net intercompany payable owed to the non-guarantor subsidiaries from the Guarantor Issuer Group.
Long-term assets for the non-guarantor subsidiaries totaled $792 million as of December 31, 2024.

Summarized Combined Income Statement Information for the Guarantor Issuer Group:	Year Ended December 31, 2024
Revenues	$21,912
Operating income	667
Net income	757
Revenues and net income for the non-guarantor subsidiaries totaled $781 million and $117 million, respectively, for the year ended December 31, 2024
Contractual Obligations
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 0.3 million barrels with an aggregated unrealized loss of $3.8 million at December 31, 2024.
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
Fair Value Estimates in Business Combination Accounting and Impairment of Long-Lived Assets, Goodwill, Intangible Assets and Investments in Unconsolidated Affiliates. Business combination accounting and quantitative impairment testing are required from time to time due to the occurrence of events, changes in circumstances, or annual testing requirements. For business combinations, assets and liabilities are required to be recorded at estimated fair value in connection with the initial recognition of the transaction. For impairment testing, long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other-than-temporary. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value. Calculating the fair value of assets or reporting units in connection with business combination accounting or impairment testing requires management to make several estimates, assumptions and judgements, and in some circumstances management may also utilize third-party specialists to assist and advise on those calculations.
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding variable interest rate borrowings on the Credit Facility of $203 million as of December 31, 2024. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $2 million annually. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the years ended December 31, 2024 and 2023.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of December 31, 2024, we held approximately $960 million of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 0.3 million barrels with an aggregated unrealized loss of $3.8 million at December 31, 2024.
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
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2024, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2024, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm".
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2024, and our report dated February 14, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Dallas, Texas
February 14, 2025

Item 9B. Other Information
Amended and Restated Agreement of Limited Partnership
On February 12, 2025, our Board of Directors amended and restated our First Amended and Restated Agreement of Limited Partnership (as amended and restated, the “Second Amended and Restated LPA”), effective February 12, 2025. The Second Amended and Restated LPA (i) amended the definition of “Conflicts Committee” to replace a reference to Susser Holdings Corporation, the former ultimate publicly traded owner of our General Partner that, upon its acquisition by a predecessor of Energy Transfer in 2014, ceased to exist as a public company, with a general reference to publicly traded affiliates of our General Partner, to preserve the original intention of the First Amended and Restated Agreement of Limited Partnership, and (ii) incorporated previously adopted amendments to the First Amended and Restated Agreement of Limited Partnership. The foregoing description of the terms of the Second Amended and Restated LPA does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated LPA, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and which is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interest in our General Partner is solely owned by Energy Transfer LP (“Energy Transfer”). As the sole member of our General Partner, Energy Transfer is entitled under the limited liability company agreement of our General Partner to appoint all directors of our General Partner. Our General Partner’s limited liability company agreement provides that our General Partner’s Board of Directors (the “Board”) shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2024, the Board consisted of seven persons, five of whom qualify as “independent” under the listing standards of the NYSE and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE’s listing standards, SEC rules and our governance guidelines are Oscar A. Alvarez, Bradley C. Barron, W. Brett Smith, Ray W. Washburne and David K. Skidmore.
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

Audit Committee
We are required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The current members of the audit committee are Oscar A. Alvarez, W. Brett Smith and David K. Skidmore, each of whom are independent under the NYSE’s standards and SEC’s rules for audit committee members. In addition, the Board has determined that Mr. Skidmore, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations.
The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited consolidated financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited consolidated financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The audit committee held four meetings during 2024.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Alvarez and includes Mr. Smith. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2024, neither Mr. Alvarez nor Mr. Smith was an officer or employee of affiliates of Energy Transfer, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Alvarez nor Mr. Smith is a former employee of affiliates of Energy Transfer. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The compensation committee held four meetings during 2024.
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
Insider Trading Policy
The Board has adopted insider trading policies and procedures that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. Our insider trading policy is applicable to all employees, officers and directors and, among other things, (i) prohibits our employees, officers, directors and related persons and entities from trading in securities of the Partnership and its affiliated companies while in possession of material, non-public information, (ii) prohibits our employees, officers and directors from disclosing material, non-public information to persons outside of the Partnership, other than in the course of performance of their duties, and (iii) requires that certain individuals who are designated as “Insiders” only transact in Partnership securities during an open trading window period, subject to limited exceptions. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Name	Age	Position With Our General Partner
Joseph Kim	53	President & Chief Executive Officer and Director
Karl R. Fails	50	Executive Vice President, Chief Operating Officer
Brian A. Hand	57	Executive Vice President, Chief Sales Officer
Dylan A. Bramhall	48	Chief Financial Officer
Austin B. Harkness	45	Executive Vice President, Chief Commercial Officer
Christopher R. Curia	69	Executive Vice President, Human Resources and Director
Ray W. Washburne	64	Chairman of the Board
Oscar A. Alvarez	69	Director
Bradley C. Barron	59	Director
David K. Skidmore	69	Director
W. Brett Smith	65	Director
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
Karl R. Fails - Executive Vice President, Chief Operating Officer. Mr. Fails has served as Executive Vice President, Chief Operating Officer of our General Partner since September 2021. He is responsible for overall performance of the business across all segments, both financial and operational, and has direct control of transportation and midstream operations. Mr. Fails previously held the positions of Senior Vice President, Chief Operations Officer from January 2019 to September 2021, Senior Vice President, Chief Commercial Officer from February 2018 to January 2019, and Executive Vice President - Supply & Trading from January 2017 to January 2018 and held various other leadership positions during his tenure at the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Fails served in various operations and engineering roles in the refining business for both Valero Energy and Exxon. He holds Bachelor’s degrees in Chemical Engineering and Math from Brigham Young University and a Master of Business Administration degree from the University of California, Berkeley.
Brian A. Hand - Executive Vice President, Chief Sales Officer. Mr. Hand has served as Executive Vice President, Chief Sales Officer since March 2024. He is responsible for all aspects of the fuel distribution business, including strategic acquisition and divestment, branded wholesale, direct dealers, performance products, and sales. He is also responsible for all marketing functions, engineering, construction and strategic partnerships. Mr. Hand previously held the positions of Senior Vice President, Chief Sales Officer, Chief Development and Marketing Officer, Chief Procurement Officer and various other leadership positions during his tenure with the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Hand served in various leadership positions at Hewlett Packard, Blockbuster, Inc. and Cingular Wireless (now AT&T Mobility). He holds a Bachelor’s degree in Accounting and Business Management from Lebanon Valley College and a Master of Business Administration degree from Widener University
Dylan A. Bramhall - Chief Financial Officer. Mr. Bramhall has served as Chief Financial Officer of our General Partner since October 2020 and currently is also Group Chief Financial Officer of Energy Transfer's General Partner since November 2022. Mr. Bramhall joined Energy Transfer in 2015 as a result of its merger with Regency Energy Partners and is responsible for oversight of the Partnership’s Financial Planning and Analysis, Credit and Commodity Risk Management, Insurance, Cash Management, Capital Markets, Accounting, Financial Reporting and Investor Relations groups. He also serves as a member of Energy Transfer’s Risk Oversight Committee. While at Regency, Mr. Bramhall held management positions in the finance, risk, commercial and operations groups. Mr. Bramhall holds a Bachelor of Business Administration in finance and Master of Business Administration in finance and operations management, both from the University of Iowa.
Austin B. Harkness - Executive Vice President, Chief Commercial Officer. Mr. Harkness has served as Executive Vice President, Chief Commercial Officer, since March 2024 He is responsible for all aspects of the Partnership’s supply, trading, pricing, real estate and unbranded sales activity. Mr. Harkness previously held the positions of Senior Vice President, Commercial from June 2021 to March 2024 and Vice President, Pricing & Real Estate beginning in March 2020 when he joined the Partnership. Prior to joining the Partnership, Mr. Harkness held various executive positions, including Chief Operating Officer for Honor and Vice President, Operations at YUM! Brands. Prior to that, Mr. Harkness worked at McKinsey where he served clients on a variety of strategic and commercial topics spanning multiple industries. He holds a Bachelor’s degree in Business Administration from the Business Honors Program and a Master of Business Administration degree from the McCombs School of Business, both at the University of Texas at Austin.
Christopher R. Curia - Executive Vice President-Human Resources and Director. Mr. Curia was appointed to the Board in August 2014. Mr. Curia has served as Executive Vice President-Human Resources of our General Partner since April 2015. Mr. Curia joined ETO in July 2008 and was appointed the Executive Vice President and Chief Human Resources Officer of Energy Transfer in January 2015. Mr. Curia has served on the board of directors of the general partner of USA Compression Partners, LP from April 2018 to April 2024. Prior to joining ET, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil and brings with him more than four decades of Human Resources experience in the oil and gas field. He also has several years' experience in the retail and refining sectors of the energy industry. Mr. Curia earned a master’s degree in Industrial Relations from the University of West Virginia. Mr. Curia was selected to serve as a member of the Board due to the valuable perspective he brings from his extensive experience working as a human resources professional in the energy industry, and the insights he brings to the Board on matters such as succession planning, compensation, employee management and acquisition evaluation and integration.
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

Bradley C. Barron - Director. Mr. Barron was appointed to the Board in connection with our acquisition of NuStar in 2024. Mr. Barron previously served as the chairman of the board, President and Chief Executive Officer of NuStar Energy, LP. From 2003 until his 2013 promotion to Chief Executive Officer, Mr. Barron served in executive positions at NuStar ranging from Vice President, Executive Vice President, and General Counsel and Secretary. Prior to Mr. Barron’s service with NuStar, he was with Valero Energy Corporation from 2001 to 2003. He holds a Bachelor’s degree in Business Administration at Texas Tech University and a Juris Doctorate degree from The University of Texas School of Law, where he was Order of the Coif. Mr. Barron also serves on the board of directors of the San Antonio branch of the Federal Reserve Bank of Dallas. Mr. Barron was selected to serve on the Board because of his experience, qualifications and skills in the logistics and refining industries and the extensive knowledge and experience he attained as an executive officer and director of public companies.
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
W. Brett Smith - Director. Mr. Smith was appointed to the Board and to serve as a member of the audit committee of the Board in March 2024. He has served as President and Managing Partner of Rubicon Oil & Gas, LLC since October 2000. He has also served as President of Rubicon Oil & Gas II, LP since May 2005, President of Quientesa Royalty LP since February 2005 and President of Action Energy LP since October 2008. Mr. Smith was President of Rubicon Oil & Gas, LP from October 2000 to May 2005. For more than 30 years, Mr. Smith has been active in assembling exploration prospects in the Permian Basin, Oklahoma, New Mexico and the Rocky Mountain areas. Mr. Smith previously served on the board of directors of LE GP, LLC, the general partner of Energy Transfer, and on the audit committee, and on the board of directors of USA Compression GP, LLC, the general partner of USA Compression Partners, LP. Mr. Smith was selected to serve as a director based on his experience as an executive and as a director in the oil and gas industry, particularly for other limited partnerships.
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
Delinquent Section 16(a) Reports
Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2024.
Reimbursement of Expenses of our General Partner
Under our partnership agreement, our General Partner does not receive a management fee or other compensation for its role as our general partner. However, our General Partner is reimbursed for all expenses incurred on our behalf. These expenses include shared service fees, as well as all other expenses necessary or appropriate to the conduct of our business that are allocable to us, as provided for in our partnership agreement. There is no cap on the amount that may be paid or reimbursed to our General Partner.

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
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2024 fiscal year are the following officers of our General Partner:

Name	Principal Position
Joseph Kim	President and Chief Executive Officer
Dylan A. Bramhall	Chief Financial Officer
Karl R. Fails	Executive Vice President, Chief Operating Officer
Brian A. Hand	Executive Vice President, Chief Sales Officer
Austin B. Harkness	Executive Vice President, Chief Commercial Officer
Our board of directors has established a compensation committee to review and make decisions with respect to the compensation determinations of our officers and directors. In this discussion, we refer to our compensation committee as the “Compensation Committee.” However, our Compensation Committee consults with and receives guidance and input, as appropriate, from Energy Transfer’s Compensation Committee, Energy Transfer’s Executive Chairman of the board of directors, and Energy Transfer’s Human Resources executives to ensure compensation decisions are undertaken consistent with the compensation philosophy and objectives set by Energy Transfer.
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
Compensation Philosophy and Objectives
Generally, our compensation philosophy and objectives are substantially the same as those set by Energy Transfer and are based on the premise that a significant portion of each executive's total compensation should be incentive-based or “at-risk” compensation. We also share Energy Transfer’s philosophy that executives’ total compensation levels should be competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for our NEOs that provides for an annual base compensation rate slightly below the median market (i.e., approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles designed to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market for similarly situated businesses. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the achievement of the annual financial performance objectives, and (ii) the annual grant of time-based restricted, restricted phantom unit awards and/or cash restricted awards under the long-term incentive plan, which awards are intended to provide a long-term incentive and retentive value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders.
The Partnership historically granted restricted unit and/or phantom unit awards (“RSUs”) that vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service. Beginning in 2024, the Partnership began granting cash restricted units (“CRSUs”) that vest, based generally upon continued employment, at a rate of 1/3 annually over a three-year period. For 2024, the awards were split 75% RSUs and 25% CRSUs. The Partnership believes that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance our General Partner places on aligning the interests of its named executive officers with those of Unitholders.
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
Components of Executive Compensation
For the year ended December 31, 2024, the compensation paid to our NEOs consisted of the following components:
•annual base salary;
•non-equity incentive plan compensation consisting solely of discretionary cash bonuses based on stated performance objectives;
•time-vested RSUs and CRSUs under the equity incentive plan;
•payment of distribution equivalent rights (“DERs”) on unvested RSUs under our equity incentive plan;
•vesting of previously issued time-based RSUs issued pursuant to equity incentive plans of affiliates; and
•401(k) plan employer matching contributions.
Methodology
The Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executives, including our NEOs. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, we engage a third-party consultant to provide the Compensation Committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. Most recently, in 2023, Meridian Compensation Partners (“Meridian”), the independent compensation advisor to Energy Transfer completed an evaluation of the market competitiveness of total compensation levels of the senior leadership team, including the named executive officers. The Meridian review provided market information with respect to compensation of Partnership executives, including the named executive officers during the year ended December 31, 2023. We continued to rely on the Meridian analysis for calendar year 2024.
In particular, the review by Meridian was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership was reviewed by Meridian through various metrics in order to recognize the Partnership’s unique structure, including the facts that (i) the Partnership receives certain shared-service support from Energy Transfer; and (ii) in other functions, the Partnership operates in a manner consistent with an independent publicly-traded organization. As such, Meridian reviewed certain of our executives, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Meridian considered our annual revenues and market capitalization levels in its benchmarking. The compensation analysis provided by Meridian covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate officer, subsidiary officer or shared service function) given the unique characteristics of our structure. In addition to the companies reviewed as part of Meridian’s review for benchmarking, SUN will continue to work to refine a “core peer” group that is more identifiable in similar business lines and types as SUN.
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
During the 2024 merit review process in July, the Compensation Committee approved base salary increase to each of the named executive officers. Mr. Kim’s salary increased to $850,000 from his previous level of $800,000, Mr. Fails’ salary increased to $520,000 from his previous level of $500,000, Mr. Hand’s salary increased to $405,600 from his previous level of $390,000 and Mr. Harkness’ salary increased to $395,200 from his previous level of $380,000. As noted above, Mr. Bramhall no longer receives a salary allocation from SUN effective November 11, 2022. In general, SUN approved a merit pool increase of 4.0% for all of its employees, including the named executive officers and each of the named executives received merit increases consistent with the 4.0% pool, except Mr. Kim who received an approximately 6.25% merit adjustment.
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
Under the Amended Bonus Plan, the Compensation Committee evaluates and determines an overall funded cash bonus pool based on achievement of (i) an internal Adjusted EBITDA Target, (ii) an internal distributable cash flow target (“DCF Target”) and (iii) performance of each department compared to the applicable department budget (“Departmental Budget Target”). Under the Amended Bonus Plan, the Budget Targets were weighted 60% on the achievement of the Adjusted EBITDA Target, 25% on the achievement of the DCF Target and 15% on the achievement of the Departmental Budget Target. The total amount of cash to be allocated to the funded bonus pool will range from 0% to 135% for each of the budgeted DCF Target and Adjusted EBITDA Target and will range from 0% to 100% of the Departmental Budget Target. Under the Amended Bonus Plan, the maximum bonus pool funding is 130% of the bonus pool target.
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
For 2024, the short-term annual cash bonus pool targets for Messrs. Kim, Fails, Hand and Harkness were as follows: 130% for Mr. Kim, 110% for Mr. Fails, and 105% for Messrs. Hand and Harkness. As noted above, Mr. Bramhall no longer receives a bonus allocation from SUN effective November 11, 2022.
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
In February 2025, the Compensation Committee certified Partnership results to achieve a bonus payout of the bonus pool. The actual results reflected the achievement of approximately 106.3% of the Adjusted EBITDA Target, 112.8% of the DCF Target and 100% of the Departmental Budget Target. The Compensation Committee based on achieved results approved a 124% of the achieved pool target. The cash bonuses approved for Messrs. Kim, Fails, Hand and Harkness were $1,291,150, $675,000, $515,000 and $515,000, respectively.
In approving the 2024 bonuses of the named executive officers, the Compensation Committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2024 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2024 performance were materially consistent with their applicable bonus pool targets.
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
In addition, in 2024, we adopted the Sunoco LP Long-Term Cash Restricted Unit Plan (the “CRU Plan”). The CRU Plan authorizes the Compensation Committee, in its discretion, to grant awards, as applicable, of CRSUs, upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the CRU Plan. Like awards from the LTIP, awards from the CRU Plan will be used to incentivize and reward eligible employees over a long-term basis.
From time to time, the Compensation Committee may make grants under the plan to employees and/or directors containing such terms as the Compensation Committee shall determine under the LTIPs or the CRU Plan. The Compensation Committee determines the conditions upon which the restricted units granted may become vested or forfeited, and whether or not any such restricted units will have DERs entitling the grantee to receive an amount in cash equal to cash distributions made by us with respect to a like number of our common units during the restricted period.
For 2024, the annual long-term incentive targets set by the Compensation Committee for the named executive officers were 500% of annual base salary for Mr. Kim, 350% for Mr. Fails, and 250% for Messrs. Hand and Harkness. Mr. Bramhall’s 2024 Energy Transfer equity award was at a target of 500%.
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
For 2024, the Partnership’s TUR underperformed the AMZ by more than 10% for the applicable measurement period. As such, the 60 day trailing weighted average price to establish the total available pool was adjusted up by 7.92% resulting in a smaller available pool for issuance and a lesser aggregate grant date valuation for eligible participants, including the named executive officers.
In December 2024, the Compensation Committee granted RSU awards to Messrs. Kim, Fails, Hand, and Harkness 56,250 units, 24,750 units, 15,000 units and 15,000 units, respectively, under the LTIP. The Compensation Committee also approved grants of CRSUs to Messrs. Kim, Fails, Hand, and Harkness of 18,750 units, 8,250 units, 5,000 units and 5,000 units, respectively. In approving the grant of such RSUs, the Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In December 2024, Mr. Bramhall received a grant of equity awards by the Energy Transfer Compensation Committee in connection with his service to Energy Transfer’s general partner, with such awards including 153,750 Energy Transfer restricted units and 51,250 Energy Transfer cash restricted units.
Vesting of the 2024 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the partnership as that term is defined under the LTIPs and the CRU Plan.
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
The CRSUs granted in 2024 provide for incremental vesting over a three-year period, with 1/3 vesting at the end of each year. Each CRSU entitles the award recipient to receive cash equal to the market value of one Energy Transfer common unit upon vesting. The CRSU do not include rights to DER cash payments.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Alvarez, Anbouba and Smith were the only members of the Compensation Committee during 2024. Mr. Smith joined the Compensation Committee in March 2024 after Mr. Anbouba’s passing in February 2024. During 2024, none of Messrs. Alvarez, Anbouba nor Mr. Smith was an officer or employee of affiliates of Energy Transfer, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither of the current Compensation Committee members is a former employee of affiliates of Energy Transfer.
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
Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph Kim	2024	$800,962	$4,145,250	$1,291,150	$44,221	$16,817	$6,298,400
President and Chief Executive Officer	2023	649,500	3,759,700	1,015,000	44,275	16,832	5,485,307
	2022	612,000	3,385,740	922,900	—	15,471	4,936,111
Dylan A. Bramhall (5)	2024	—	—	—	—	—	—
Chief Financial Officer	2023	—	—	—	—	—	—
	2022	137,644	621,960	—	—	2,088	761,692
Karl R. Fails	2024	492,787	1,823,910	675,000	245,334	21,111	3,258,142
Executive Vice President, Chief Operating Officer	2023	401,187	1,611,300	530,000	240,541	19,494	2,802,522
	2022	384,343	1,160,700	470,000	(302,824)	18,199	1,730,418
Brian A. Hand	2024	394,915	1,105,400	515,000	152,697	19,224	2,187,236
Executive Vice President, Chief Sales Officer	2023	359,629	1,101,055	454,000	136,917	18,836	2,070,437
	2022	337,634	821,250	392,000	(110,748)	16,171	1,456,307
Austin B. Harkness	2024	381,831	1,105,400	515,000	—	18,189	2,020,420
Executive Vice President, Chief Commercial Officer	2023	327,500	1,101,055	413,000	—	16,905	1,858,460
	2022	281,915	1,095,500	330,000	—	14,544	1,721,959
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
(2)The amounts reported for unit awards represent the full grant date fair value of RSUs and CRSUs granted to each of our NEOs, computed in accordance with FASB ASC Topic 718, disregarding any estimates for forfeitures. For Mr. Bramhall, the amounts reported above include only his grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.

(3)Sunoco LP maintains the Amended Bonus Plan which provides for discretionary bonuses. Awards of discretionary bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis. In respect of Mr. Bramhall, 100% of his bonuses for the periods presented were awarded under the Energy Transfer bonus plan and are 100% attributable to Energy Transfer.
(4)The amounts reflected for 2024 in this column include (i) 401(k) Plan matching contributions made on behalf of the named executive officers of $12,885 for Mr. Kim, $17,250 for Mr. Fails, $14,429 for Mr. Hand, and $17,250 for Mr. Harkness, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Kim, Fails and Hand, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers of $1,932 for Mr. Kim, $1,861 for Mr. Fails, $2,796 for Mr. Hand and $939 for Mr. Harkness.
(5)Mr. Bramhall’s compensation is reported in detail in Item 11 of the Energy Transfer LP Annual Report on Form 10-K. All compensation decisions impacting Mr. Bramhall are made by the Compensation Committee of LE GP LLC, the general partner of Energy Transfer LP. As noted in the compensation discussion and analysis above, 100% of Mr. Bramhall’s 2024 compensation, other than the $144,302 in DERs paid on his unvested Sunoco LP restricted units was attributable to Energy Transfer LP. All compensation decisions for 2024, were made by the Compensation Committee of LE GP LLC. Prior to 2023, Mr. Bramhall’s compensation was handled on a dual basis with the management of Energy Transfer, setting Mr. Bramhall’s salary, long-term incentive pool targets and annual bonus targets and awards of long-term incentives and annual bonus amounts attributable to his services to Energy Transfer and the Compensation Committee directly approving the portions of Mr. Bramhall’s long-term incentives and annual bonus attributable to his services to SUN.
The amounts reflected for all periods exclude distribution payments in connection with DERs on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and DERs were originally granted. For 2024, distribution payments in connection with DERs totaled $945,199 for Mr. Kim, $144,302 for Mr. Bramhall (excluding distributions related to Energy Transfer unit awards), $394,056 for Mr. Fails, $274,556 for Mr. Hand, and $251,488 for Mr. Harkness.
Grants of Plan-Based Awards in 2024
The table below reflects awards granted to our NEOs under the LTIP during 2024.

Name	Grant Date	Type of Award (1)	All Other Unit Awards: Number of Shares of Units (#) (1)	Grant Date Fair Value of Unit Awards ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	12/5/2024	Restricted units	56,250	$3,108,938
Karl R. Fails	12/5/2024	Restricted units	24,750	1,367,933
Brian A. Hand	12/5/2024	Restricted units	15,000	829,050
Austin B. Harkness	12/5/2024	Restricted units	15,000	829,050
Sunoco LP Cash Restricted Unit Awards:
Joseph Kim	12/5/2024	Cash restricted units	18,750	$1,036,313
Karl R. Fails	12/5/2024	Cash restricted units	8,250	455,978
Brian A. Hand	12/5/2024	Cash restricted units	5,000	276,350
Austin B. Harkness	12/5/2024	Cash restricted units	5,000	276,350
____________________________________________

(1)The reported grant date fair value of unit awards was determined in compliance with FASB ASC Topic 718 and are more fully described in Note 19 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” For Mr. Bramhall, the amounts reported above include only his grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.

Outstanding Equity Awards at December 31, 2024
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2024.

		Unit Awards (1)
Name	Grant Date (1)	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (2)
Sunoco LP Unit Awards:
Joseph Kim	12/5/2024	56,250	$2,893,500
	12/8/2023	70,000	3,600,800
	12/12/2022	77,300	3,976,312
	12/16/2021	23,200	1,193,408
	12/30/2020	39,540	2,033,938
Dylan A. Bramhall (3)	12/12/2022	14,200	730,448
	12/16/2021	5,200	267,488
	12/30/2020	6,400	329,216
	10/27/2020	8,000	411,520
Karl R. Fails	12/5/2024	24,750	1,273,140
	12/8/2023	30,000	1,543,200
	12/12/2022	26,500	1,363,160
	12/16/2021	10,200	524,688
	9/2/2021	8,000	411,520
	12/30/2020	13,200	679,008
Brian A. Hand	12/5/2024	15,000	771,600
	12/8/2023	20,500	1,054,520
	12/12/2022	18,750	964,500
	12/16/2021	7,400	380,656
	12/30/2020	12,000	617,280
Austin B. Harkness	12/5/2024	15,000	771,600
	12/8/2023	20,500	1,054,520
	12/12/2022	16,500	848,760
	9/24/2022	10,000	514,400
	12/16/2021	5,800	298,352
	12/30/2020	8,000	411,520
Sunoco LP Cash Restricted Unit Awards:
Joseph Kim	12/5/2024	18,750	$964,500
Karl R. Fails	12/5/2024	8,250	424,380
Brian A. Hand	12/5/2024	5,000	257,200
Austin B. Harkness	12/5/2024	5,000	257,200
____________________________________________
(1)RSUs outstanding vest as follows:
•at a rate of 60% in December 2027 and 40% in December 2029 for awards granted in December 2024;
•at a rate of 60% in December 2026 and 40% in December 2028 for awards granted in December 2023;
•at a rate of 60% in December 2025 and 40% in December 2027 for awards granted in September and December 2022;
•100% in December 2026 the remaining outstanding portion of awards granted in December 2021; and
•100% in December 2025 for the remaining outstanding portion of awards granted in October 2020, December 2020 and September 2021.

Such awards may be settled at the election of the Compensation Committee in (i) common units of Sunoco LP; (ii) cash equal to the Fair Market Value (as such term is defined in the LTIPs) of Sunoco LP common units the would otherwise be delivered pursuant to the terms of each named executive officers grant agreement; or (iii) other securities or property in an amount equal to Fair Market Value of Sunoco LP common units that would otherwise be delivered pursuant to the terms of the grant agreement, or a combination thereof as determined by the Compensation Committee in its discretion.
CRSU awards granted in December 2024 vest 1/3 per year in December 2025, 2026 and 2027.
(2)Based on the closing market price of our common units of $51.44 on December 31, 2024.
(3)For Mr. Bramhall, the amounts reported above include only his outstanding grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.
Units Vested in 2024
The following table provides information regarding the vesting of SUN restricted units held by certain of our NEOs during 2024. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	62,446	$3,451,390
Dylan A. Bramhall	7,800	431,106
Karl R. Fails	25,700	1,420,439
Brian A. Hand	20,500	1,133,035
Austin B. Harkness	11,700	646,659
____________________________________________
(1)Amounts presented represent the number of unit awards vested during 2024 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of Sunoco LP’s common units upon the vesting date.
Non-Qualified Deferred Compensation
The Energy Transfer NQDC Plan is a deferred compensation plan which permits eligible highly compensated employees to defer a portion of their salary, bonus, and/or quarterly non-vested phantom unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the Energy Transfer NQDC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested phantom unit distribution income, and/or 50% of their discretionary performance bonus compensation during the following year. Pursuant to the Energy Transfer NQDC Plan, Energy Transfer may make annual discretionary matching contributions to participants’ accounts; however, Energy Transfer has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the Energy Transfer NQDC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.
Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the Energy Transfer NQDC Plan) of Energy Transfer, all Energy Transfer NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the Energy Transfer NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement.
The following table provides the voluntary salary deferrals made by the named executive officers in 2024 under the Energy Transfer NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Joseph Kim	$—	$—	$44,221	$—	$411,510
Karl R. Fails	—	—	245,334	—	1,586,754
Brian A. Hand	163,178	—	152,697	—	1,037,816
(1) Amounts included in the aggregate earnings column above have been included in the change in non-qualified deferred compensation earnings column of the summary compensation table.
Potential Payments upon Termination or Change of Control
Pursuant to the terms of the award agreements issued under the LTIPs and/or the CRU Plan, in the event of a (i) Change of Control (as defined in the LTIPs and/or the CRU Plan, summarized below) or (ii) termination of employment due to death or disability, all RSUs and CRSUs shall vest. In the event of a termination of employment for any other reason, all RSUs and CRSUs that are still unvested shall be forfeited. The RSUs and CRSUs that would vest in the event of Change of Control are those awards described for each NEO in the table entitled “Outstanding Equity Awards at December 31, 2024”.
In addition, the Compensation Committee has approved a retirement provision, which provides that employees, including the named executive officers with at least five years of service with the general partner, who leave the respective general partner voluntarily due to retirement (i) after age 65 but prior to age 68 are eligible for accelerated vesting of 40% of his or her award; or (ii) after 68 are eligible for accelerated vesting of 50% of his or her award. The acceleration of the awards is subject to the applicable provisions of IRC Section 409A. The retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration.
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
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2024:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($)
Joseph Kim	Unit Vesting	$14,662,458	$—	$14,662,458	$—
Dylan A. Bramhall (2)	Unit Vesting	1,738,672	—	1,738,672	—
Karl R. Fails	Unit Vesting	6,219,096	—	6,219,096	—
Brian A. Hand	Unit Vesting	4,045,756	—	4,045,756	—
Austin B. Harkness	Unit Vesting	4,156,352	—	4,156,352	—
____________________________________________
(1)The amounts reflected above represent the product of the number of RSUs units that were subject to vesting/restrictions on December 31, 2024 multiplied by the closing price of applicable common units on that date.

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
For the 2024 calendar year:
•The annual total compensation of Mr. Kim, as reported in the Summary Compensation Tables of this Item 11 was $6,298,400; and
•The median total compensation of the employees supporting our Partnership (other than Mr. Kim) was $111,268 for 2022, which “median employee” will be used for the 2024 analysis.
Based on this information, for 2024 the ratio of the annual total compensation of Mr. Kim to the median of the annual total compensation was approximately 57 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2024, the applicable employee populations consisted of 3,298 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2024 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2024.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee”.
4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2024 resulting in an annual compensation of $111,268, with cash compensation of $95,259. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $12,981 and the employee’s 401(k) matching contribution and profit sharing contribution, as applicable estimated at $5,027 per employee).
5.With respect to Mr. Kim, we used the amount reported in the “Total” column of our 2024 Summary Compensation Table under this Item 11.
Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. For 2024, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $100,000; an annual cash retainer of $15,000 ($25,000 for the chair) for serving on our audit committee; an annual cash retainer of $7,500 ($15,000 for the chair) for serving on our Compensation Committee; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of RSUs under the LTIP equal to an aggregate of $125,000 based on the same grant date valuation as is used for annual long-term incentive awards made to Partnership officers, including the named executive officers, through the annual modified total unitholder return analysis. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board for the first time is entitled to receive 2,500 unvested SUN common units. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
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

The following table provides a summary of compensation paid to each of our current and former non-employee directors with respect to 2024:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Oscar A. Alvarez	130,000	114,101	244,101
Imad Anbouba (3)	61,250	—	61,250
Bradley C. Barron (4)	25,000	114,101	139,101
David K. Skidmore	125,000	114,101	239,101
W. Brett Smith (4)	56,147	114,101	170,248
Ray W. Washburne	100,000	114,101	214,101

(1)The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee.
(2)The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2024, calculated in accordance with FASB ASC Topic 718, disregarding any estimate for forfeiture. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 19 in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
As discussed above, the number of units awarded is based on the annual award amount of $125,000 divided by the same grant-date valuation as is used for annual long-term incentive award to Partnership officers through the modified total unitholders return analysis.
Current year amounts reflect annual awards granted on January 2, 2025.
(3)Mr. Anbouba was previously a director until February 2024.
(4)Mr. Barron was appointed to the board of directors in July 2024. Mr. Smith was appointed to the board of directors in March 2024.
Mr. Christopher R. Curia did not receive compensation from SUN in 2024.
As of December 31, 2024, Mr. Alvarez had 10,805 outstanding RSUs, Mr. Skidmore had 9,108 outstanding RSUs and Mr. Washburne had 8,175 outstanding RSUs. Additionally, Mr. Curia had 38,687 outstanding RSUs.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of common units and Class C Units of the Partnership that are issued and outstanding as of February 7, 2025 and held by:
•each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class C Units;
•each director, director nominee and named executive officer of our General Partner; and
•all of our directors and executive officers of our General Partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (5)	Percentage of Common Units Beneficially Owned
Energy Transfer (2)	28,463,967	20.9%
Invesco Ltd. (3)	8,670,067	6.4%
ALPS Advisors, Inc. (4)	20,603,455	15.1%
Joseph Kim (6)	222,208	*
Karl R. Fails	132,902	*
Brian A. Hand	86,538	*
Dylan A. Bramhall	17,829	*
Austin B. Harkness	18,281	*
Christopher R. Curia	91,141	*
Ray W. Washburne	—	*
Oscar A. Alvarez	12,988	*
Bradley C. Barron	20,000	*
David K. Skidmore	6,959	*
W. Brett Smith	1,477	*
All executive officers and directors as a group (eleven persons)	610,323	*
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
(2)The address for Energy Transfer and Energy Transfer’s subsidiaries is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(3)The information contained in the table and this footnote with respect to Invesco Ltd. is based solely on a filing on Schedule 13G filed with the SEC on November 8, 2024. The business address of the reporting party is 1331 Spring Street NW, Suite 2500, Atlanta, Georgia 30309.
(4)The information contained in the table and this footnote with respect to ALPS Advisors, Inc. is based solely on a filing on Schedule 13G filed with the SEC on February 13, 2025. The business address of the reporting party is 1290 Broadway, Suite 1000, Denver, Colorado 80203. ALPS Advisors, Inc. and Alerian MLP ETF, a fund controlled by ALPS, have shared voting and dispositive power as to the 20,603,455 common units.
(5)Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 7, 2025, there were 136,235,878 common units deemed to be beneficially owned for purposes of the above table.
(6)Includes 10,000 common units Mr. Kim owns indirectly by the Kim Living Trust.

The following table sets forth, as of February 7, 2025, the number of common units of Energy Transfer owned by each of the directors and named executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	Energy Transfer Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)
Joseph Kim	12,000	*
Karl R. Fails	13,161	*
Brian A. Hand	—	*
Dylan A. Bramhall	177,591	*
Austin B. Harkness	—	*
Christopher R. Curia	679,346	*
Ray W. Washburne (4)	631,032	*
Oscar A. Alvarez	3,379	*
Bradley C. Barron	—	*
David K. Skidmore	121,755	*
W. Brett Smith	38,339	*
All executive officers and directors as a group (eleven persons)	1,676,603	*

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
(3)As of February 7, 2025, there were 3,431,214,964 common units of Energy Transfer deemed to be beneficially owned for purposes of the above table.
(4)Includes 2,090 common units held by Mr. Washburne’s wife and 502,172 common units held in various family trusts.
Equity Compensation Plan Information
As of December 31, 2024, a total of 5,414,176 phantom units had been issued under our long-term incentive plans. Total securities remaining available for issuance under our long-term incentive plans as of December 31, 2024 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,504,357	—	7,299,966
Total	1,504,357	$—	7,299,966

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Energy Transfer and its Affiliates
The following table summarizes the distributions and payments made by us to Energy Transfer or its affiliates during 2024.

Transaction	Explanation	Amount/Value

2024 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our General Partner in respect of common units and IDRs during 2024.	$226 million
Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our General Partner for 2024.	$28 million
Bulk purchases of motor fuel from Energy Transfer and its affiliates.	Represents payments made to Energy Transfer and its affiliates for bulk motor fuel purchases.	$1.5 billion
Reimbursement to our General Partner for certain allocated overhead and other expenses.	Total payment to our General Partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations for 2024.	$35 million
Other Transactions with Related Persons
Related Party Agreements
During 2024, Sunoco LLC and Sunoco Retail had administrative and support services agreements in place pursuant to which a subsidiary of Energy Transfer provided certain general and administrative services to Sunoco LLC and Sunoco Retail during 2024. In addition, Sunoco, LLC and Sunoco Retail have treasury services agreements for certain cash management activities with Energy Transfer (R&M), LLC, an indirect wholly owned subsidiary of Energy Transfer.
We are party to fee-based commercial agreements with various subsidiaries or affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Effective July 1, 2024, SUN and Energy Transfer formed ET-S Permian, a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. SUN contributed all of its Permian crude oil gathering assets and operations to ET-S Permian. Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to ET-S Permian. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston, and Cushing is excluded from ET-S Permian.
ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SUN holds a 32.5% interest, with Energy Transfer holding the remaining 67.5% interest in ET-S Permian. Energy Transfer serves as the operator of ET-S Permian.
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
As a policy matter, our Special Committee, comprised of our independent directors, generally reviews any proposed related party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. In determining materiality, our General Partner evaluates several factors including the terms of the transaction, the capital investment required, and the revenues expected from the transaction. While there are no written policies or procedures for the Board to follow in making these determinations, the Board makes those determinations in light of its contractually-limited duties to the Partnership’s unitholders. Our partnership agreement provides that if the Board, through the Special Committee or otherwise, approves the resolution or course of action taken with respect to a conflict of interest, then it will be presumed that, in making its decision, the Board acted in good faith, and any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceedings will have the burden of overcoming such presumption (see “Item 1A. Risk Factors - Risks Related to Our Structure” in this annual report on Form 10-K).

Additionally, we have in place a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Partnership and its subsidiaries and affiliates, that requires the approval by designated executive officers prior to entering into any related party transaction that could present a potential conflict of interest.
Item 14. Principal Accountant Fees and Services
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP for the audit of our annual consolidated financial statements for 2024 and 2023, and fees billed for other services rendered by Grant Thornton LLP during the corresponding periods (dollars in millions).

	Fiscal 2024	Fiscal 2023
Audit Fees (1)	$5.0	$2.3
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$5.0	$2.3
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

2.3
Agreement and Plan of Merger, dated as of January 22, 2024, by and among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC and Sunoco GP, LLC (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 22, 2024)

2.4
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

3.2*	Second Amended and Restated Agreement of Limited Partnership of Sunoco LP, dated February 12, 2025

3.3
Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.4
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.5
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated September 25, 2012 (Incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.6
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (Incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.7
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC dated as of June 6, 2016 (Incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.8
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

4.8
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.9
Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 1, 2016)

4.10
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated January 23, 2018 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

4.11
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

4.12
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

4.18
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.19
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, dated September 20, 2023 (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 20, 2023)

4.20
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.11 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.21
Indenture, dated as of April 30, 2024, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 30, 2024)

4.22
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.13 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.23
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

4.24
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

4.25
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

4.26
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

4.27
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

4.28*	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934 - Description of common units

10.1
Lease Agreement between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of June 1, 2008 (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.2
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

10.4
Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010 (Incorporated by reference to Exhibit 10.20 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.5
First Supplement and Amendment to Lease Agreement (Series 2010), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (Incorporated by reference to Exhibit 10.21 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.6
Second Supplement and Amendment to Lease Agreement (Series 2010), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.6 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.7
Lease Agreement between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of October 1, 2010 (Incorporated by reference to Exhibit 10.22 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.8
First Supplement and Amendment to Lease Agreement (Series 2010A), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (Incorporated by reference to Exhibit 10.23 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.9
Second Supplement and Amendment to Lease Agreement (Series 2010A), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.10
Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010 (Incorporated by reference to Exhibit 10.24 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.11
First Supplement and Amendment to Lease Agreement (Series 2010B), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (Incorporated by reference to Exhibit 10.25 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.12
Second Supplement and Amendment to Lease Agreement (Series 2010B), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.12 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.13
Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011 (Incorporated by reference to Exhibit 10.26 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.14
First Supplement and Amendment to Lease Agreement (Series 2011), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (Incorporated by reference to Exhibit 10.27 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.15
Second Supplement and Amendment to Lease (Series 2011), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (Incorporated by reference to Exhibit 10.15 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.16+
Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.17+
First Amendment to the Susser Petroleum Partners LP 2012 Long Term Incentive Plan, dated November 4 2014 (Incorporated by reference to Exhibit 10.24 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 27, 2015)

10.18+
Form of Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.9 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.19+	Form of Restricted Phantom Unit Agreement (Incorporated by reference to Exhibit 99.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 14, 2014)

10.20+
Form of Time -Vested Restricted Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.14 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 24, 2017)

10.21+	Sunoco GP LLC Annual Bonus Plan (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 13, 2018)

10.22+	Sunoco GP LLC Amended and Restated Annual Bonus Plan (Incorporated by reference to Exhibit 10.7 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 16, 2024)

10.23+	Sunoco LP 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 20, 2018)

10.24+
Form of Time Vested Restricted Unit/Phantom Unit Agreement (Incorporated by reference to Exhibit 10.32 of the annual report on Form 10-K (File number 001-35653) filed by the registrant on February 22, 2019)

10.25*+	Sunoco LP Long-Term Cash Restricted Unit Plan

10.26*+	Form of Cash Unit Award Agreement Under the Sunoco LP Long-Term Cash Restricted Unit Plan

10.27	Revised Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.10 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 14, 2014)

10.28
Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 1, 2014)

10.29
Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 23, 2015)

10.30
Purchase and Sale Agreement, dated as of June 15, 2015, by and among NuStar Finance, as borrower, NuStar Energy L.P., as servicer, and NuStar and the subsidiaries of NuStar named therein, as originators (Incorporated by reference to Exhibit 10.15 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.31
Second Amendment to Purchase and Sale Agreement, dated as of September 20, 2017, by and among, NuStar Energy L.P., NS Finance and certain affiliates of NuStar as original originators and additional originators (Incorporated by reference to Exhibit 10.16 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.32
Third Amendment to Purchase and Sale Agreement, dated as of May 3, 2024, by and among NuStar Finance LLC, as buyer, NuStar Energy L.P., as servicer, and NuStar Energy L.P. and its subsidiaries named therein, as originators (Incorporated by reference to Exhibit 10.17 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.33
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 15, 2015)

10.34
Contribution Agreement, dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to limited provisions therein, Energy Transfer Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 16, 2015)

10.35
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

10.36
Guarantee of Collection, by Energy Transfer Operating, L.P. to Sunoco LP and Sunoco Finance Corp., dated May 1, 2020 (Incorporated by reference to Exhibit 10.12 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 19, 2021)

10.37
Amended and Restated Support Agreement, by and among ETC Sunoco Holdings LLC, Sunoco LP, Sunoco Finance Corp. and Energy Transfer Operating, L.P., dated May 1, 2020 (Incorporated by reference to Exhibit 10.13 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 19, 2021)

10.38
Common Unit Repurchase Agreement, by and among Sunoco LP, Heritage Holdings, Inc. and ETP Holdco Corporation, dated January 24, 2018 (Incorporated by reference to Exhibit 10.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.39
Distribution Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated January 23, 2018 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment request filed with the Securities and Exchange Commission) (Incorporated by reference to Exhibit 10.37 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 23, 2018)

10.40
First Amendment, dated as of March 29, 2019, to Distributor Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated as of January 23, 2018 (asterisks located within the exhibit denote information which has been redacted) (Incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 9, 2019)

10.41
Third Amended and Restated Credit Agreement, dated as of May 3, 2024, by and among Sunoco LP, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swingline lender and an LC issuer (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

19.1*	Sunoco LP Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

22.1	List of Guarantor and Issuer Subsidiaries (Incorporated by reference to Exhibit 22.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on November 7, 2024)

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

97.1
Sunoco LP Executive Officer Incentive Compensation Clawback Policy (Incorporated by reference to Exhibit 97.1 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 16, 2024)

101*	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) in this Form 10-K include: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations; (iii) our Consolidated Statements of Comprehensive Income; (iv) our Consolidated Statements of Equity; (v) our Consolidated Statements of Cash Flows; and (vi) the notes to our Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Joseph Kim
Joseph Kim
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kim	Director, President and Chief Executive Officer	February 14, 2025
Joseph Kim	(Principal Executive Officer)

/s/ Dylan A. Bramhall	Chief Financial Officer	February 14, 2025
Dylan A. Bramhall	(Principal Financial Officer)

/s/ Rick J. Raymer	Vice President, Controller and Principal Accounting Officer	February 14, 2025
Rick J. Raymer	(Principal Accounting Officer)

/s/ Ray W. Washburne	Chairman of the Board	February 14, 2025
Ray W. Washburne

/s/ Oscar A. Alvarez	Director	February 14, 2025
Oscar A. Alvarez

/s/ Bradley C. Barron	Director	February 14, 2025
Bradley C. Barron

/s/ Christopher R. Curia	Director	February 14, 2025
Christopher R. Curia

/s/ David K. Skidmore	Director	February 14, 2025
David K. Skidmore

/s/ W. Brett Smith	Director	February 14, 2025
W. Brett Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Fair values of property and equipment and intangible assets acquired in the acquisition of NuStar Energy L.P.
As described further in note 3 to the consolidated financial statements, on May 3, 2024, the Partnership completed the acquisition of NuStar Energy L.P. (“NuStar”) and the assets acquired and liabilities assumed were recorded at fair value as of the transaction date. The fair values of property and equipment and intangible assets recorded in the NuStar acquisition were $6.96 billion and $195 million, respectively. The Partnership utilized third-party valuation specialists to determine the fair values of the acquired property and equipment and intangible assets. We identified the estimation of the fair values of the acquired property and equipment and intangible assets as a critical audit matter.
The principal consideration for our determination that the estimation of the fair values of the acquired property and equipment and intangible assets is a critical audit matter is that there was estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future cash flows, including gross profit, earnings before interest, taxes, depreciation, and amortization, capital expenditures and discount rates as well as the valuation methodologies applied by the third-party valuation specialists, including income, market and cost approaches. This in turn led to a high degree of auditor judgment and subjectivity, in performing procedures and evaluating audit evidence related to management’s forecasted future cash flows and assumptions. In addition, the audit effort involved the use of specialists to assist in performing these procedures and evaluating the audit evidence.
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
•Assessed the reasonableness of management’s future cash flows by:
◦evaluating management’s significant assumptions used to project future cash flows, which included forecasted gross profit, earnings before interest, taxes, depreciation, and amortization, capital expenditures and discount rates, and
◦testing the projected future cash flows by comparing forecasted amounts to actual historical results to identify material changes and corroborating the basis for the changes, as applicable.
•Utilized a valuation specialist to evaluate:
◦the qualifications of the third-party valuation specialists engaged by the Partnership based on their credentials and experience,
◦the process used by management to develop the estimate, including valuation methodologies and assumptions used by the third-party valuation specialists and whether they were acceptable for the underlying assets and applied correctly,
◦the estimates of fair values for assets which were valued based on comparable market data and the appropriateness of the replacement costs, by performing independent market research and analyses, and
◦the appropriateness of the discount rate used by developing an independent range of acceptable discount rates and comparing those ranges to the amounts selected and applied by management.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas
February 14, 2025

SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$94	$29
Accounts receivable, net	1,162	856
Accounts receivable from affiliates	—	20
Inventories, net	1,068	889
Other current assets	141	133
Total current assets	2,465	1,927

Property and equipment	8,914	2,970
Accumulated depreciation	(1,240)	(1,134)
Property and equipment, net	7,674	1,836
Other assets:
Operating lease right-of-use assets, net	477	506
Goodwill	1,477	1,599
Intangible assets, net	547	544
Other non-current assets	400	290
Investments in unconsolidated affiliates	1,335	124
Total assets	$14,375	$6,826

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,255	$828
Accounts payable to affiliates	199	170
Accrued expenses and other current liabilities	457	353
Operating lease current liabilities	34	22
Current maturities of long-term debt	2	—
Total current liabilities	1,947	1,373

Operating lease non-current liabilities	479	511
Long-term debt, net	7,484	3,580
Advances from affiliates	82	102
Deferred tax liabilities	157	166
Other non-current liabilities	158	116
Total liabilities	10,307	5,848

Commitments and contingencies (Note 13)

Equity:
Limited partners:
Common unitholders (136,228,535 and 84,408,014 units issued and outstanding as of December 31, 2024 and 2023, respectively)	4,066	978
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2024 and 2023)	—	—
Accumulated other comprehensive income	2	—
Total equity	4,068	978
Total liabilities and equity	$14,375	$6,826

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Sales revenue	$21,588	$22,663	$25,350
Service revenue	980	254	236
Lease revenue	125	151	143
Total revenues	22,693	23,068	25,729
Costs and Expenses:
Cost of sales	20,595	21,703	24,350
Operating expenses	545	356	338
General and administrative	277	126	120
Lease expense	72	68	63
(Gain) loss on disposal of assets and impairment charges	45	(7)	(13)
Depreciation, amortization and accretion	368	187	193
Total cost of sales and operating expenses	21,902	22,433	25,051
Operating Income	791	635	678
Other Income (Expense):
Interest expense, net	(391)	(217)	(182)
Equity in earnings of unconsolidated affiliates	60	5	4
Gain on West Texas Sale	586	—	—
Loss on extinguishment of debt	(2)	—	—
Other, net	5	7	1
Income Before Income Tax Expense	1,049	430	501
Income tax expense	175	36	26
Net Income	874	394	475
Less: Net income attributable to noncontrolling interests	8	—	—
Net Income Attributable to Partners	$866	$394	$475

Net Income per Common Unit:
Common units - basic	$6.04	$3.70	$4.74
Common units - diluted	$6.00	$3.65	$4.68

Weighted Average Common Units Outstanding:
Common units - basic	118,529,390	84,081,083	83,755,378
Common units - diluted	119,342,038	85,093,497	84,803,698

Cash Distribution per Common Unit	$3.5133	$3.3680	$3.3020

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)

	Year Ended December 31,
	2024	2023	2022
Net Income	$874	$394	$475
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1)	—	—
Actuarial gains related to pension and other postretirement benefit plans	3	—	—
Total other comprehensive income	2	—	—
Comprehensive Income	$876	$394	$475

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance at December 31, 2021	$811	$—	$—	$811
Cash distribution to unitholders, including incentive distributions	(359)	—	—	(359)
Unit-based compensation	14	—	—	14
Other	1	—	—	1
Net income	475	—	—	475
Balance at December 31, 2022	942	—	—	942
Cash distribution to unitholders, including incentive distributions	(371)	—	—	(371)
Unit-based compensation	17	—	—	17
Other	(4)	—	—	(4)
Net income	394	—	—	394
Balance at December 31, 2023	978	—	—	978
Cash distributions to unitholders, including incentive distributions	(566)	—	(8)	(574)
Unit-based compensation	17	—	—	17
Other comprehensive income, net of tax	—	2	—	2
NuStar acquisition	2,850	—	801	3,651
Preferred unit redemption	17	—	(801)	(784)
Common control transaction	(83)	—	—	(83)
Other	(13)	—	—	(13)
Net income	866	—	8	874
Balance at December 31, 2024	$4,066	$2	$—	$4,068

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$874	$394	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	368	187	193
Amortization of deferred financing fees	24	8	7
(Gain) loss on disposal of assets and impairment charges	45	(7)	(13)
Loss on extinguishment of debt	2	—	—
Gain on West Texas Sale	(586)	—	—
Other non-cash, net	(7)	—	—
Non-cash unit-based compensation expense	17	17	14
Deferred income tax expense (benefit)	(14)	13	28
Inventory valuation adjustments	86	114	(5)
Equity in earnings of unconsolidated affiliates	(60)	(5)	(4)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(212)	34	(312)
Accounts receivable from affiliates	20	(5)	(3)
Inventories, net	(265)	(182)	(172)
Other assets	43	47	(94)
Accounts payable	357	(101)	390
Accounts payable to affiliates	29	61	50
Accrued expenses and other current liabilities	(66)	43	—
Other non-current liabilities	(106)	(18)	7
Net cash provided by operating activities	549	600	561
INVESTING ACTIVITIES:
Capital expenditures	(344)	(215)	(186)
Cash paid for acquisitions of terminals and other assets, net of cash acquired	(224)	(111)	(318)
NuStar acquisition, net of cash received	27	—	—
Proceeds from West Texas Sale	987	—	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	8	9	8
Proceeds from disposal of property and equipment	23	31	32
Other	—	(2)	—
Net cash provided by (used in) investing activities	477	(288)	(464)
FINANCING ACTIVITIES:
Senior notes borrowings	1,500	500	—
Senior notes repayments	(421)	—	—
Credit Facility borrowings	2,786	3,283	4,127
Credit Facility repayments	(3,449)	(3,772)	(3,808)
Loan origination costs	(19)	(5)	—
Preferred units redemption	(784)	—	—
Cash distributions to unitholders, including incentive distributions	(566)	(371)	(359)
Cash distributions to noncontrolling interests	(8)	—	—
Net cash used in financing activities	(961)	(365)	(40)
Net increase (decrease) in cash and cash equivalents	65	(53)	57
Cash and cash equivalents, beginning of period	29	82	25
Cash and cash equivalents, end of period	$94	$29	$82
SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Non-cash investing and financing activities and supplemental cash flow information:
Units issued in connection with NuStar acquisition	$2,850	$—	$—
Contribution of assets to ET-S Permian	1,159	—	—
Lease assets obtained in exchange for new lease liabilities	3	—	17
Change in note payable to affiliate	—	2	6
Payable due to seller in acquisition	—	—	10
Interest paid	339	202	176
Cash paid for income taxes, net of refunds (excluding $47 million of federal tax credits purchased from non-governmental third parties in 2024)	135	29	30
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
We are a Delaware master limited partnership. We are managed by our general partner, Sunoco GP LLC (“General Partner”), which is owned by Energy Transfer LP (“Energy Transfer”). As of December 31, 2024, Energy Transfer and its subsidiaries owned 100% of the membership interest in our General Partner, 28,463,967 of our common units and all of our incentive distribution rights (“IDRs”)
We are primarily engaged in energy infrastructure and distribution of motor fuels in over 40 U.S. states, Puerto Rico, Europe and Mexico. Our midstream operations include an extensive network of over 14,000 miles of pipeline and over 100 terminals. Our fuel distribution operations serve approximately 7,400 Sunoco and partner branded locations and additional independent dealers and commercial customers.
The consolidated financial statements of Sunoco LP presented herein for the years ended December 31, 2024, 2023 and 2022, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all wholly owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.
The operations of certain pipelines and terminals in which we own an undivided interest are proportionately consolidated in the accompanying consolidated financial statements.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income, total equity or cash flows.
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
Segment Reporting
We operate our business in three reportable segments: Fuel Distribution, Pipeline Systems and Terminals. Our Fuel Distribution segment supplies motor fuel to independently-operated dealer stations, distributors, commission agents and other consumers. Also included in our Fuel Distribution segment is lease income from properties that we lease or sublease, as well as the Partnership’s credit card services, franchise royalties and retail operations in Hawaii and New Jersey. Our Pipeline Systems segment includes an integrated pipeline and terminal network comprised of refined product, crude oil and ammonia pipelines and terminals, including our investments in the J.C. Nolan and ET-S Permian joint ventures. Our Terminals segment is composed of four transmix processing facilities and 56 refined product terminals (two in Europe, six in Hawaii and 48 in the continental United States).
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
Sunoco, LLC and Sunoco Retail LLC, our indirect wholly owned subsidiary that is subject to state and federal income tax (“Sunoco Retail”), have treasury services agreements with Energy Transfer (R&M), LLC, an indirect wholly owned subsidiary of Energy Transfer, for certain cash management activities. The net balance of Sunoco LLC and Sunoco Retail activity is reflected in either “Advances to affiliates” or “Advances from affiliates” on the consolidated balance sheets.
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
7-Eleven, Inc. is the only third-party dealer or distributor which is individually over 10% of our Fuel Distribution segment or individually over 10%, in terms of revenue, of our aggregate business.
Inventories
Fuel inventories are stated at the lower of cost or market using the last-in, first-out method (“LIFO”). Under this methodology, the cost of fuel sold consists of actual acquisition costs, which includes transportation and storage costs. Such costs are adjusted to reflect increases or decreases in inventory quantities which are valued based on changes in LIFO inventory layers.
Merchandise inventories are stated at the lower of average cost, as determined by the retail inventory method, or market. We record an allowance for shortages and obsolescence relating to merchandise inventory based on historical trends and any known changes. Shipping and handling costs are included in the cost of merchandise inventories.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $30 million, $26 million and $25 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of assets. Assets under finance leases are depreciated over the life of the corresponding lease.
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
Investments in Unconsolidated Affiliates
We own interests in certain joint ventures with Energy Transfer that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other-than-temporary.
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
Long-lived assets related to asset retirement obligations aggregated $12 million and $13 million as of December 31, 2024 and 2023, respectively, and were reflected as property and equipment, net, on our consolidated balance sheets.
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
Revenue Recognition
Revenues from our Fuel Distribution segment are derived from the sale of fuel, non-fuel and lease income. Fuel sales consist primarily of the sale of motor fuel under supply agreements with third-party customers and affiliates. Fuel supply contracts with our customers generally provide that we distribute motor fuel at a price based on a formula which includes published rates, volume-based profit margin and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, the Partnership estimates the variable consideration amount and factors in such estimate to determine the transaction price under the expected value method. Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. To determine when control transfers to the customer, the shipping terms of the contract are assessed as a primary indicator of the transfer of control. For free on board (“FOB”) shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, the Partnership is precluded from redirecting the shipment to another customer and revenue is recognized. Non-fuel revenue includes merchandise revenue that comprises the in-store merchandise and food service sales at company-operated retail stores and other revenue such as credit card processing, car washes, lottery and other services. Lease revenue is derived from leasing arrangements for which we are the lessor and recognized ratably over the term of the underlying lease.
Revenues from our Pipeline Systems segment are derived from interstate and intrastate pipeline transportation of refined products, crude oil and anhydrous ammonia and the applicable pipeline tariff on a per barrel basis for crude oil or refined products and on a per ton basis for ammonia.
Revenues from our Terminals segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time and throughput agreements, under which a customer pays a fee per barrel for volumes moving through our terminals. Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees.

Lease Income
Lease income from leasing or subleasing of real estate is recognized on a straight-line basis over the term of the lease.
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
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $164 million, $274 million and $285 million for the years ended December 31, 2024, 2023 and 2022, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations and comprehensive income.
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
For short-term leases (leases that have term of 12 months or less upon commencement), lease payments are recognized on a straight-line basis and no right-of-use assets are recorded.
Earnings Per Unit
In addition to limited partner units, we have IDRs as participating securities and compute net income per common unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Second Amended and Restated Agreement of Limited Partnership, as may be amended from time to time (the “Partnership Agreement”). Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions and distributions on unvested phantom unit awards, by the weighted average number of outstanding common units.
Defined Benefit Plans
We estimate pension and other postretirement benefit obligations and costs based on actuarial valuations. The annual measurement date for our pension and other postretirement benefit plans is December 31. The actuarial valuations require the use of certain assumptions including discount rates, expected long-term rates of return on plan assets and expected rates of compensation increase. Changes in these assumptions are primarily influenced by factors outside of our control.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2024, 2023 and 2022, our qualifying income met the statutory requirement.
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

Recent Accounting Pronouncements
In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of ASU 2024-03 on our consolidated financial statements and related disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of ASU 2023-09 on our consolidated financial statements and related disclosures.
3.Acquisitions, Divestitures and Other Transactions
NuStar Acquisition
On May 3, 2024, we completed the acquisition of 100% of the common units of NuStar Energy L.P. (“NuStar”). Under the terms of the agreement, NuStar common unitholders received 0.400 SUN common units for each NuStar common unit. In connection with the acquisition, we issued approximately 51.5 million common units, which had a fair value of approximately $2.85 billion, assumed debt totaling approximately $3.5 billion, including approximately $56 million of lease related financing obligations, and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. The acquisition is expected to diversify the Partnership’s business, increase scale and provide vertical integration, as well as improving the Partnership’s credit profile and enhancing growth.
The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition, with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Management, with the assistance of a third-party valuation specialist, determined the fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgment as well as the use of significant estimates and assumptions.

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
(1)Goodwill primarily represents expected commercial and operational synergies. None of the goodwill recorded as a result of this transaction is deductible for tax purposes. Goodwill of $16 million relates to our Fuel Distribution segment.
(2)Intangible assets, net comprised $151 million of favorable contracts, with a remaining weighted average life of approximately 7 years, and $44 million of customer relationships with a remaining weighted average life of approximately 15 years.
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
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the year ended December 31, 2024 and 2023 are presented as if the NuStar acquisition had been completed on January 1, 2023.

	Year Ended December 31,
	2024	2023
Revenues	$23,215	$24,697
Net income	802	483
Net income attributable to partners	632	352
Basic net income per Common Unit	$4.13	$2.60
Diluted net income per Common Unit	$4.11	$2.58
The pro forma consolidated results of operations include adjustments to:
•include the results of NuStar for all periods presented;
•include incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting;
•include incremental interest expense related to financing the transactions;
•includes $83 million of expenses representing one-time costs associated with completing the transaction;
•adjust for relative changes in ownership resulting from the acquisition.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the NuStar acquisition been made at the beginning of the periods presented or the future results of the combined operations.
NuStar's revenue and net income since the acquisition date to December 31, 2024 included in our consolidated statement of operations were $949 million and $113 million, respectively.
Expenses Related to the NuStar Acquisition
As a result of the acquisition, we recognized $103 million of merger-related expenses during the year ended December 31, 2024, which are included in general and administrative expenses in our consolidated statement of operations.
Zenith European Terminals Acquisition
On March 13, 2024, we completed the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million), including working capital. The acquisition is expected to supply optimization for the Partnership’s existing East Coast business and continues its focus on growing its portfolio of stable midstream income. The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition. Management, with the assistance of a third-party valuation specialist, determined the fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgment as well as the use of significant estimates and assumptions. The following table summarizes the allocation of the purchase price among assets acquired and liabilities assumed:

As of March 13, 2024
Other current assets	$6
Property and equipment	204
Other non-current assets	36
Deferred tax assets	6
Current liabilities	(14)
Deferred tax liabilities	(4)
Other non-current liabilities	(43)
Net assets	191
Bargain purchase gain	(6)
Total cash consideration, net of cash acquired	$185
Zenith European terminals revenue and net income since the acquisition date to December 31, 2024 included in our consolidated statement of operations were $43 million and $8 million, respectively.
Other Acquisition
On August 30, 2024, we acquired a terminal in Portland, Maine for approximately $24 million, including working capital. The purchase price was primarily allocated to property and equipment.
West Texas Sale
On April 16, 2024, we completed the sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, SUN also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. As a result of the sale, the Partnership recorded a $586 million gain ($442 million, net of current tax expense of $179 million and deferred tax benefit of $35 million).
ET-S Permian
Effective July 1, 2024, SUN and Energy Transfer formed ET-S Permian, a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the contribution agreement by and among the Partnership, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC dated July 14, 2024, in a cashless transaction, SUN contributed all of its Permian crude oil gathering assets and operations to ET-S Permian. Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to ET-S Permian. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston, and Cushing is excluded from ET-S Permian.

ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SUN holds a 32.5% interest, with Energy Transfer holding the remaining 67.5% interest in ET-S Permian. Energy Transfer serves as the operator of ET-S Permian.
Upon formation, the SUN Permian entities were deconsolidated; however, no gain or loss was recorded in net income due to the common control nature of the transaction. As of December 31, 2024, the carrying value of the Partnership’s investment in ET-S Permian was $1.21 billion.
As of December 31, 2024, ET-S Permian had current assets of $273 million, noncurrent assets of $3.61 billion, current liabilities of $106 million and noncurrent liabilities of $50 million. For the six months ended December 31, 2024, ET-S Permian recognized revenues of $8.70 billion, of which approximately $8.48 billion related to transactions with affiliates, operating income of $164 million and net income of $163 million.
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

April 1, 2022
Inventories	$108
Other current assets	56
Property and equipment	73
Goodwill	20
Intangible assets	98
Current liabilities	(88)
Net assets	267
Cash acquired	(15)
Total cash consideration, net of cash acquired	$252

4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2024	December 31, 2023
Accounts receivable, trade	$1,058	$703
Credit card receivables	28	107
Other receivables	78	47
Allowance for expected credit losses	(2)	(1)
Accounts receivable, net	$1,162	$856
5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the LIFO method. As of December 31, 2024 and 2023, the Partnership’s fuel inventory balance included lower of cost or market reserves of $316 million and $230 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the years ended December 31, 2024 and 2023, the Partnership’s cost of sales included unfavorable inventory adjustments of $86 million, and $114 million, respectively, which decreased net income. For the year ended December 31, 2022, the Partnership’s cost of sales included favorable inventory adjustments of $5 million, which increased net income.
Inventories, net consisted of the following:

	December 31, 2024	December 31, 2023
Fuel	$1,054	$876
Other	14	13
Inventories, net	$1,068	$889
6.Property and Equipment, net
Components and useful lives of property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023 (1)
Land and improvements	$739	$669
Buildings, equipment and leasehold improvements (1 to 45 years)	1,315	1,257
Pipelines (5 to 83 years)	3,553	199
Product storage and related facilities (2 to 83 years)	891	403
Right of way (20 to 83 years)	1,727	—
Other (1 to 48 years)	403	344
Construction work-in-process	286	98
Total property and equipment	8,914	2,970
Less – Accumulated depreciation	1,240	1,134
Property and equipment, net	$7,674	$1,836
(1)     Certain components of property and equipment were reclassified in the current year. The balances as of December 31, 2023 reflected above have been adjusted to conform to the current year presentation. These changes did not impact total property and equipment.
Depreciation expense on property and equipment was $326 million, $139 million and $141 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7.Goodwill and Intangible Assets, net
Goodwill
Goodwill balances and activity for the years ended December 31, 2024 and 2023 consisted of the following:

	Segment
	Fuel Distribution	Pipeline Systems	Terminals	Consolidated
		(in millions)
Balance at December 31, 2022	$1,364	$—	$237	$1,601
Other adjustments	(2)	—	—	(2)
Balance at December 31, 2023	1,362	—	237	1,599
West Texas sale	(138)	—	—	(138)
NuStar acquisition	16	—	—	16
Balance at December 31, 2024	$1,240	$—	$237	$1,477
During the fourth quarters of 2024, 2023 and 2022, we used qualitative factors to determine whether it was more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeded its carrying amount. No goodwill impairment was identified for the reporting units as a result of these tests.
Intangible Assets, net
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived
Tradenames	$302	$—	$302	$302	$—	$302
Liquor licenses	—	—	—	12	—	12
Finite-lived
Customer relations including supply agreements	721	477	244	669	440	229
Other intangibles	8	7	1	8	7	1
Intangible assets, net	$1,031	$484	$547	$991	$447	$544
During the fourth quarters of 2024, 2023 and 2022, we performed the annual impairment tests on our indefinite-lived intangible assets. No impairments were recorded in 2024, 2023 and 2022.
Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $37 million, $44 million and $48 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Customer relations and supply agreements have a remaining weighted average life of approximately 10 years.
As of December 31, 2024, the Partnership’s estimate of amortization for each of the five succeeding fiscal years and thereafter for finite-lived intangibles was as follows:

Amortization
2025	$28
2026	28
2027	28
2028	28
2029	23
Thereafter	110
Total	$245

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Wage and other employee-related accrued expenses	$64	$38
Accrued tax expense	152	182
Accrued insurance	39	30
Accrued interest expense	82	41
Dealer deposits	24	23
Accrued environmental expense	7	6
Contract liabilities	17	—
Other	72	33
Accrued expenses and other current liabilities	$457	$353
9.Debt Obligations
Our debt obligations consisted of the following:

	December 31, 2024	December 31, 2023
Credit Facility	$203	$411
5.750% senior notes due 2025 (1) (2)	600	—
6.000% senior notes due 2026 (1)	500	—
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027 (1)	550	—
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	—
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030 (1)	600	—
7.250% senior notes due 2032	750	—
GoZone Bonds (1) (2)	322	—
Lease-related financing obligations	132	94
Net unamortized premiums, discounts, and fair value adjustments	16	—
Deferred debt issuance costs	(37)	(25)
Total debt	7,486	3,580
Less: current maturities	2	—
Total long-term debt, net	$7,484	$3,580
(1)These senior notes and bonds, totaling $2.57 billion aggregate principal amount, were assumed by the Partnership in connection with the closing of the NuStar acquisition in May 2024.
(2)As of December 31, 2024, $600 million of senior notes and $75 million of GoZone Bonds due on or before December 31, 2025 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
At December 31, 2024, scheduled future debt maturities were as follows:

2025	$677
2026	502
2027	1,152
2028	902
2029	1,755
Thereafter	2,519
Total	$7,507

Recent Transactions
NuStar Acquisition
During the second quarter of 2024, subsequent to the closing of the NuStar acquisition, the Partnership redeemed NuStar's subordinated notes totaling $403 million and repaid and terminated NuStar's credit facility totaling $455 million. Upon the closing of the NuStar acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of December 31, 2024, this facility had no outstanding borrowings.
NuStar Logistics Senior Notes. NuStar Logistics, L.P., a wholly owned subsidiary acquired in the NuStar acquisition (“NuStar Logistics”) is the issuer of $2.25 billion of senior notes, including 5.750% senior notes due 2025, 6.000% senior notes due 2026, 5.625% senior notes due 2027 and 6.375% senior notes due 2030 (collectively, the “NuStar Logistics Senior Notes”). Subsequent to the closing of the NuStar acquisition, the indentures related to the Partnership’s senior notes (“SUN Senior Notes”) and the indentures related to NuStar Logistics’ Senior Notes were amended to add certain subsidiaries as guarantors. Consequently, SUN and NuStar Logistics are each a guarantor of the other’s senior notes, along with other subsidiary guarantors of each.
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
The following table summarizes the GoZone Bonds outstanding as of December 31, 2024:

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
SUN Senior Notes
The terms of each tranche of SUN Senior Notes are governed by indentures among the Partnership and Sunoco Finance Corp. (together, the “Issuers”), and certain other subsidiaries of the Partnership and U.S. Bank National Association, as trustee. The SUN Senior Notes are senior obligations of the Issuers and are guaranteed by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The SUN Senior Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The SUN Senior Notes and guarantees are effectively subordinated to the

Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s Credit Facility (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the SUN Senior Notes.
On April 30, 2024, the Partnership issued $750 million of 7.000% senior notes due 2029 and $750 million of 7.250% senior notes due 2032 in a private offering. The Partnership used the net proceeds from the offering to: (i) repay certain outstanding indebtedness of NuStar in connection with the merger between the Partnership and NuStar, (ii) fund the redemption of NuStar's preferred units in connection with the merger and (iii) pay offering fees and expenses.
Energy Transfer guarantees collection to the Issuers with respect to the payment of the principal amount of the 5.875% senior notes due 2028. Energy Transfer is not subject to any of the covenants under the Indenture.
Credit Facility
On May 3, 2024, we entered into a Third Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a letter of credit issuer (the “Credit Facility”). The Credit Facility is a $1.50 billion revolving credit facility which matures on May 3, 2029 (which date may be extended in accordance with the terms of the Credit Facility). The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $500 million.
Borrowings under the Credit Facility will bear interest, at the Borrower’s election, at a rate equal to Term SOFR (as defined therein) or a base rate (a rate based off of the higher of (a) the Federal Funds Rate (as defined therein) plus 0.500%, (b) Bank of America’s prime rate and (c) one-month Term SOFR (as defined therein) plus 1.00%), in each case plus an applicable margin ranging from 1.250% to 2.250%, in the case of a Term SOFR loan, or from 0.250% to 1.25%, in the case of a base rate loan (determined with reference to the Partnership’s Net Leverage Ratio as defined in the Credit Facility). Upon the first achievement by the Partnership of an investment grade credit rating, the applicable margin will decrease to a range of 1.125% to 1.750%, in the case of a Term SOFR loan, or from 0.125% to 0.750%, in the case of a base rate loan (determined with reference to the credit rating for the Partnership’s senior, unsecured, non-credit enhanced long-term debt and the Partnership’s corporate issuer rating). Interest is payable quarterly if the base rate applies, and at the end of the applicable interest period if Term SOFR applies. In addition, the unused portion of the Partnership’s Credit Facility will be subject to a commitment fee ranging from 0.250% to 0.350%, based on the Partnership’s Net Leverage Ratio. Upon the first achievement by the Partnership of an investment grade credit rating, the commitment fee will decrease to a range of 0.125% to 0.350%, based on the Partnership’s credit rating as described above.
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
Indebtedness under the Credit Facility is guaranteed by material domestic subsidiaries of the Partnership and other subsidiaries for which the Partnership elects to provide guarantees.
As of December 31, 2024, the balance on the Credit Facility was $203 million, and $43 million in standby letters of credit were outstanding. The unused availability on the Credit Facility at December 31, 2024 was $1.25 billion. The weighted average interest rate on the total amount outstanding at December 31, 2024 was 6.57%. The Partnership was in compliance with all financial covenants at December 31, 2024. The Partnership’s net leverage ratio was 4.08 to 1.00 at December 31, 2024.
Lease-Related Financing Obligations
Southside Oil, LLC, a subsidiary of the Partnership, is a party to a sale leaseback transaction that did not meet the criteria for sale leaseback accounting. This transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2058, require monthly interest and principal payments, and bear interest at 11.865%. As of December 31, 2024 and 2023, the balance of the sale leaseback financing obligation was $85 million.
Lease-related financing obligations also include finance lease obligations of $47 million and $9 million as of December 31, 2024 and 2023, respectively. See further discussion in Note 13.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of December 31, 2024 were $7.45 billion and $7.49 billion, respectively. As of December 31, 2023, the aggregate fair value and carrying amount of our consolidated debt obligations were $3.48 billion and $3.58 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
10.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Asset retirement obligations	$84	$84
Accrued environmental expense, long-term	21	12
Other	53	20
Other non-current liabilities	$158	$116
We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$84	$81
Liabilities incurred	4	—
Liabilities settled	(8)	(1)
Accretion expense	4	4
Balance at end of year	$84	$84
11.Related Party Transactions
We are party to fee-based commercial agreements with various affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel. Additionally, under our partnership agreement, our General Partner does not receive a management fee or other compensation for its role as our general partner. However, our General Partner is reimbursed for all expenses incurred on our behalf. These expenses include shared service fees, as well as all other expenses necessary or appropriate to the conduct of our business that are allocable to us, as provided for in our partnership agreement. There is no cap on the amount that may be paid or reimbursed to our General Partner.
Summary of Related Party Transactions
Related party transactions for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Motor fuel sales to affiliates	$28	$42	$52
Bulk fuel purchases from affiliates	1,463	1,661	2,188
Expense reimbursement	35	34	33
Significant affiliate balances included on our consolidated balance sheets were as follows:
•Accounts receivable from affiliates were nil and $20 million at December 31, 2024 and 2023, respectively, which were primarily related to motor fuel sales to affiliates.
•Accounts payable to affiliates were $199 million and $170 million as of December 31, 2024 and 2023, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $82 million and $102 million at December 31, 2024 and 2023, respectively, which were related to treasury services agreements with Energy Transfer.
Investments in Unconsolidated Affiliates
Our investment in the J.C. Nolan joint venture was $123 million and $124 million as of December 31, 2024 and 2023, respectively. In addition, we recorded equity in earnings of unconsolidated affiliates related to this investment of $7 million, $5 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As discussed in Note 3, effective July 1, 2024, SUN and Energy Transfer announced the formation of ET-S Permian, combining their respective crude oil and produced water gathering assets in the Permian Basin. Our investment in ET-S Permian was $1.21 billion as of December 31, 2024. We recorded equity in earnings from ET-S Permian of $53 million for the six months ended December 31, 2024.
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, J.C. Nolan and ET-S Permian (on a 100% basis), for all periods presented:

	December 31,
	2024	2023
Current assets	$650	$7
Property, plant and equipment, net	3,542	244
Other assets	310	—
Total assets	$4,502	$251

Current liabilities	$477	$3
Non-current liabilities	49	—
Equity	3,976	248
Total liabilities and equity	$4,502	$251

	Year Ended December 31,
	2024	2023	2022
Revenues	$8,267	$34	$32
Operating income	176	10	8
Net income	176	10	8
12.Revenue
Disaggregation of Revenue
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
Revenues from our Terminals segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues) and throughput agreements, under which a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees. Additionally, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment. We recognized lease revenues from these leases of $31 million for the year ended December 31, 2024, which are included in "Service revenue" in our consolidated statement of operations.
The following table depicts the disaggregation of revenue:

	Year Ended December 31,
	2024	2023	2022
Fuel	$21,362	$22,520	$25,209
Non-fuel	294	284	277
Lease income	125	151	143
Pipeline throughput	457	—	—
Terminal throughput	102	61	49
Other	353	52	51
Total revenues	$22,693	$23,068	$25,729
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
The Partnership recognizes a contract liability if the customer’s payment of consideration precedes the Partnership’s fulfillment of the performance obligations, which primarily result from contracts with an incentive pricing structure, contributions in aid of construction (“CIAC”) payments (as discussed below), and contracts with minimum volume commitment We maintain some franchise agreements requiring dealers to make one-time upfront payments for long-term license agreements. The Partnership recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license.
The balances of the Partnership’s contract assets and contract liabilities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023	Increase/ (Decrease)
Contract assets	$288	$256	$32
Accounts receivable from contracts with customers	1,084	809	275
Contract liabilities	39	—	39
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2023	$—
NuStar acquisition	78
Zenith European terminals acquisition	3
ET-S Permian	(29)
Other additions	26
Revenue recognized	(39)
Balance, December 31, 2024	$39
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets on our consolidated balance sheets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized in the years ended December 31, 2024, 2023 and 2022 was $35 million, $29 million and $22 million, respectively. The Partnership has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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
The Partnership is party to a 15-year take-or-pay fuel supply agreement with 7-Eleven, Inc. and SEI Fuel Services, Inc. (collectively, the “Distributor”) in which the Distributor is required to purchase a volume of fuel that provides the Partnership a minimum amount of gross profit annually. We expect to recognize this revenue in accordance with the contract as we transfer control of the product to the customer. However, in case of an annual shortfall we will recognize the amount payable by the Distributor at the sooner of the time at which the Distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations. 7-Eleven, Inc. accounted for approximately 18% and 20% of total revenues for the years ended December 31, 2024 and 2023, respectively.
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
In certain instances, our customers reimburse us for capital projects, in arrangements referred to as CIAC. Typically, in these instances, we receive upfront payments for future services, which are included in the transaction price of the underlying service contract.
Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of December 31, 2024.

Remaining Performance Obligations
2025	$374
2026	267
2027	179
2028	135
2029	90
Thereafter	237
Total	$1,282
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
The components of lease expense consisted of the following:

		Year Ended December 31,
Lease cost	Classification	2024	2023
Operating lease costs:
Operating lease cost	Lease expense	$50	$51
Finance lease costs:
Amortization of leased assets	Depreciation, amortization and accretion	1	—
Interest on lease liabilities	Interest expense	2	—
Short-term lease cost	Lease expense	4	2
Variable lease cost	Lease expense	18	15
Sublease income	Lease income	(45)	(42)
Net lease cost		$30	$26

Lease term and discount rate	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	19	22
Finance leases	18	27
Weighted average discount rate (%)
Operating leases	6%	6%
Finance leases	6%	4%

	Year Ended December 31,
Other information	2024	2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(49)	$(51)
Operating cash flows from finance leases	(1)	—
Financing cash flows from finance leases	(1)	—
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	3	—

Maturities of lease liabilities as of December 31, 2024 were as follows:

	Operating leases	Finance leases	Total
2025	$55	$4	$59
2026	54	4	58
2027	53	4	57
2028	51	4	55
2029	49	4	53
Thereafter	580	54	634
Total lease payments	842	74	916
Less: interest	329	27	356
Present value of lease liabilities	$513	$47	$560
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
Minimum future lease payments receivable as of December 31, 2024 were as follows:

2025	$139
2026	121
2027	93
2028	73
2029	61
Thereafter	356
Total undiscounted cash flows	$843
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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems and terminals. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2024, our coverage was $15 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $28 million and $18 million as of December 31, 2024 and 2023, respectively, which are classified as accrued expenses and other current liabilities and other non-current liabilities.
14.Assets Under Operating Leases
The balances of property and equipment that are being leased to third parties were as follows:

	December 31, 2024	December 31, 2023 (1)
Land and improvements	$513	$392
Buildings, equipment and leasehold improvements	556	774
Pipelines	217	3
Product storage and related facilities	283	135
Other	39	46
Construction work-in-process	64	—
Total property and equipment	1,672	1,350
Less: Accumulated depreciation	(449)	(563)
Property and equipment, net	$1,223	$787
(1) Certain components of property and equipment under operating leases were reclassified in the current year. The balances as of December 31, 2023 reflected above have been adjusted to conform to the current year presentation. These changes did not impact total property and equipment under operating leases.
15.Interest Expense, net
Components of net interest expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Interest expense	$380	$212	$176
Amortization of deferred financing fees	24	8	7
Interest income	(13)	(3)	(1)
Interest expense, net	$391	$217	$182

16.Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.
The Partnership’s income before income tax expense by geographic area is shown in the table below:

	Year Ended December 31,
	2024	2023	2022
United States	$1,040	$430	$501
Foreign	9	—	—
Total	$1,049	$430	$501
The components of the federal and state income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$152	$16	$—
State	37	7	(2)
Total current income tax expense (benefit)	189	23	(2)
Deferred:
Federal	(19)	9	24
State	5	4	4
Total deferred tax expense (benefit)	(14)	13	28
Income tax expense	$175	$36	$26
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Income tax expense at United States statutory rate	$220	$90	$105
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(84)	(64)	(74)
Non-deductible goodwill	9	—	—
State and local tax, including federal expense	33	10	1
Other	(3)	—	(6)
Income tax expense	$175	$36	$26
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. Principal components of deferred tax assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating and other loss carry forwards	$16	$3
Other	18	21
Total deferred tax assets	34	24
Deferred tax liabilities:
Property and equipment	49	55
Trademarks and other intangibles	82	91
Investments in affiliates	53	44
Other	1	—
Total deferred tax liabilities	185	190
Net deferred income tax liabilities	$151	$166

As of December 31, 2024, Sunoco Retail, a corporate subsidiary of the Partnership, had a state net operating loss carryforward of $20 million, which we expect to fully utilize. Sunoco Retail has no federal net operating loss carryforward. A foreign subsidiary of Sunoco Retail LLC had a net operating loss carryforward of $56 million, which we expect to fully utilize.
As of December 31, 2024, we had $11 million ($8 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate. We did not recognize any changes in unrecognized tax benefits in 2024, 2023 or 2022.
We accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2024, we recognized interest and penalties of $1 million. At December 31, 2024, we had interest and penalties accrued of $4 million, net of taxes.
The IRS is auditing a 2018 income tax refund claim filed by a wholly owned subsidiary of the Partnership. In general, the Partnership and its subsidiaries are no longer subject to examination by the IRS and most state jurisdictions for 2018 and prior years.
17.Partners’ Capital
As of December 31, 2024, Energy Transfer and its subsidiaries owned 28,463,967 common units, which constitutes a 18.6% limited partner interest in the Partnership. As of December 31, 2024, our wholly owned consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”) and the public owned 107,764,568 common units.
Common Units
Common unit activity for the years ended December 31, 2024 and 2023 was as follows:

Number of Units
Number of common units at December 31, 2022	84,054,765
Phantom unit vesting	353,249
Number of common units at December 31, 2023	84,408,014
Phantom unit vesting	277,421
NuStar acquisition	51,543,100
Number of common units at December 31, 2024	136,228,535
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
The calculation of net income allocated to common unitholders was as follows:

	Year Ended December 31,
	2024	2023	2022
Attributable to Common Units
Distributions declared	$478	$284	$277
Distributions (in excess of) less than net income	238	27	120
Common unitholders’ interest in net income	$716	$311	$397
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
Cash distributions paid or to be paid were as follows:

	Common Units
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
February 18, 2022	$0.8255	$69	$18
May 19, 2022	0.8255	69	18
August 19, 2022	0.8255	69	18
November 18, 2022	0.8255	69	18
February 21, 2023	0.8255	69	18
May 22, 2023	0.8420	71	19
August 21, 2023	0.8420	71	19
November 20, 2023	0.8420	71	19
February 20, 2024	0.8420	71	19
May 20, 2024	0.8756	119	36
August 19, 2024	0.8756	119	36
November 19, 2024	0.8756	119	36
February 19, 2025	0.8865	121	37

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31, 2024	December 31, 2023
Foreign currency translation adjustment	$(1)	$—
Actuarial gains related to pensions and other postretirement benefits	3	—
Total accumulated other comprehensive income included in partners’ capital, net of tax	$2	$—
18.Employee Benefit Plans
Pension and Other Postretirement Benefits
The NuStar Pension Plan (the “Pension Plan”) is a qualified non-contributory defined benefit pension plan that provided certain eligible NuStar employees with retirement income as calculated under a cash balance formula. Under the cash balance formula, benefits were determined based on age, years of vesting service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service.
NuStar also maintained an excess pension plan (the “Excess Pension Plan”), which is a non qualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees. Neither the Excess Thrift Plan nor the Excess Pension Plan is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to the Employee Retirement Income Security Act.
The Pension Plan and Excess Pension Plan are collectively referred to as the “Pension Plans” in the tables and discussion below. Other postretirement benefit plans include NuStar’s contributory medical benefits plan for U.S. employees who retired prior to April 1, 2014 and, for employees who retire on or after April 1, 2014, a partial reimbursement for eligible third-party health care premiums. We use December 31 as the measurement date for our pension and other postretirement plans.
We made no contributions to the Pension Plans subsequent to the NuStar acquisition, and the Pension Plan was terminated on November 30, 2024.
The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in the consolidated balance sheets for our Pension Plans and other postretirement benefit plans as of December 31, 2024 were as follows:

	Pension Plans	Other Postretirement Benefit Plans
Change in benefit obligation:
Benefit obligation at beginning of period	$—	$—
NuStar acquisition	152	12
Service cost	1	—
Interest cost	5	1
Plan amendments	—	(11)
Benefits paid, net	(36)	—
Actuarial loss and other	15	(1)
Benefit obligation at end of period	137	1

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
NuStar acquisition	178	—
Actual return on plan assets	12	—
Employer contributions	5	—
Benefits paid, net	(35)	—
Fair value of plan assets at end of period	160	—

Amount underfunded (overfunded) at end of period	$(23)	$1

	Pension Plans	Other Postretirement Benefit Plans
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$24	$—
Current liabilities	(1)	(1)
	$23	$(1)

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial loss	$(9)	$—
Prior service credit	—	11
	$(9)	$11
The actuarial loss related to the benefit obligation for our pension plans was primarily attributable to the termination of the Pension Plan. The fair value of our plan assets is affected by the return on plan assets resulting primarily from the performance of equity and bond markets during the period.
The Excess Pension Plan has no plan assets and an accumulated benefit obligation of $1 million as of December 31, 2024. The accumulated benefit obligation is the present value of benefits earned to date, while the projected benefit obligation may include future salary increase assumptions. The projected benefit obligation for the Excess Pension Plan was $1 million as of December 31, 2024.

The components of net periodic benefit cost for the period from the NuStar acquisition (May 3, 2024) to December 31, 2024 related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans	Other Postretirement Benefit Plans
Net periodic benefit cost:
Service cost	$1	$—
Interest cost	5	1
Expected return on plan assets	(8)	—
Settlement charge	2	—
Net periodic benefit cost	$—	$1
We amortize prior service costs and credits on a straight-line basis over the average remaining service period of employees expected to receive benefits under our Pension Plans and other postretirement benefit plans (“Prior service amortization” in table above). We amortize the actuarial gains and losses that exceed 10% of the greater of the projected benefit obligation or market-related value of plan assets (smoothed asset value) over the average remaining service period of active employees expected to receive benefits under our Pension Plans and other postretirement benefit plans (“Actuarial gain amortization” in table above).
The service cost component of net periodic benefit cost is reported in “General and administrative” expenses and “Other Operating” expenses on the consolidated statements of operations, and the remaining components of net periodic benefit cost are reported in “Other, net.”
Fair Value of Plan Assets
We disclose the fair value for each major class of plan assets in the Pension Plan in three levels: Level 1, defined as observable inputs such as quoted prices for identical assets or liabilities in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists.

The major classes of plan assets measured at fair value for the Pension Plan at December 31, 2024 were as follows:

	Level 1	Level 2	Level 3	Total
Cash equivalent securities	$80	$—	$—	$80
Investment trusts(1)	—	44	—	44
Fixed income securities	36	—	—	36
Total	$116	$44	$—	$160
(1)    Includes long-term and intermediate credit bonds.
Estimated Future Benefit Payments
As of December 31, 2024, the following benefit payments were expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
2025	$71	$1
2026	3	—
2027	3	—
2028	3	—
2029	4	—
2030-2034	19	—
Assumptions
The discount rate is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required an average rating of double-A, when averaging all available ratings by Moody’s Investor Service Inc., S&P Global Ratings and Fitch Ratings. The expected long-term rate of return on plan assets is based on the weighted averages of the expected long-term rates of return for each asset class of investments held in our plans as determined using historical data and the assumption that capital markets are informationally efficient. The expected rate of compensation increase represents average long-term salary increases.
The weighted-average assumptions used to determine the benefit obligations at December 31, 2024 were as follows:

	Pension Plans	Other Postretirement Benefit Plans
Discount rate	5.46%	5.64%
Rate of compensation increase	n/a	n/a
Cash balance interest crediting rate	2.59%	n/a

The weighted-average assumptions used to determine the net periodic benefit cost for the period from acquisition to December 31, 2024 related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans	Other Postretirement Benefit Plans
Discount rate	5.76%	5.74%
Expected long-term rate of return on plan assets	6.75%	n/a
Rate of compensation increase	n/a	n/a
Cash balance interest crediting rate	4.26%	n/a
19.Unit-Based Compensation
The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of our common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our consolidated statements of operations and comprehensive income was $17 million, $17 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of phantom units vested for the years ended December 31, 2024, 2023 and 2022, was $23 million, $30 million and $22 million, respectively, based on the market price of SUN’s common units as of the vesting date.

Unrecognized compensation expenses related to our unvested phantom units totaled $43 million as of December 31, 2024, which are expected to be recognized over a weighted average period of 4 years. The fair value of unvested phantom units outstanding as of December 31, 2024 and 2023, totaled $86 million and $96 million, respectively.
Phantom unit award activity for the years ended December 31, 2024 and 2023 consisted of the following:

	Number of Phantom Common Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,821,773	$34.29
Granted	399,377	53.37
Vested	(552,145)	28.35
Forfeited	(68,640)	34.64
Outstanding at December 31, 2023	1,600,365	$41.08
Granted	584,303	55.24
Vested	(412,461)	34.76
Forfeited	(95,282)	42.06
Outstanding at December 31, 2024	1,676,925	$47.55
Cash Restricted Units. Beginning in 2024, the Partnership also granted cash restricted units, which vest through three years of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one SUN Common Unit upon vesting. For the year ended December 31, 2024, the Partnership granted a total of 134,225 cash restricted units, all of which were unvested as of December 31, 2024.
20.Segment Reporting
Description of Segments
Our consolidated financial statements reflect three reportable segments: Fuel Distribution, Pipeline Systems and Terminals.
Fuel Distribution. Our Fuel Distribution segment supplies motor fuel to independently-operated dealer stations, distributors, commission agents and other consumers. Also included in our Fuel Distribution segment is lease income from properties that we lease or sublease, as well as the Partnership’s credit card services, franchise royalties and retail operations in Hawaii and New Jersey.
Pipeline Systems. Our Pipeline Systems segment includes an integrated pipeline and terminal network comprised of approximately 6,000 miles of refined product pipeline (including the pipeline of our J.C. Nolan joint venture), approximately 6,000 miles of crude oil pipeline (including the pipelines of ET-S Permian), approximately 2,000 miles of ammonia pipeline and 67 terminals.
Terminals. Our Terminals segment is composed of four transmix processing facilities and 56 refined product terminals (two in Europe, six in Hawaii and 48 in the continental United States).
Segment Operating Results
The Partnership evaluates performance and allocates resources for all of its reportable segments based on Segment Adjusted EBITDA.
The Partnership’s chief operating decision maker (“CODM”) is its chief operating officer. The CODM uses Segment Adjusted EBITDA to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers forecast-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. The CODM also uses Segment Adjusted EBITDA to assess the performance for each segment by comparing the results and return on assets of each segment with one another and in the compensation of certain employees.
The Partnership’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide different services and products.
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

The following tables present financial information by segment for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Revenues:
Fuel Distribution
Revenues from external customers	$21,781	$22,955	$25,629
Intersegment revenues	41	31	31
	21,822	22,986	25,660
Pipeline Systems
Revenues from external customers	562	1	—
Intersegment revenues	3	—	—
	565	1	—
Terminals
Revenues from external customers	350	112	100
Intersegment revenues	985	373	436
	1,335	485	536
Eliminations	(1,029)	(404)	(467)
Total	$22,693	$23,068	$25,729

	Year Ended December 31,
	2024	2023	2022
Cost of sales:
Fuel Distribution	$20,635	$21,761	$24,419
Pipeline Systems	30	(2)	—
Terminals	959	348	398
Eliminations	(1,029)	(404)	(467)
Total	$20,595	$21,703	$24,350

	Year Ended December 31,
	2024	2023	2022
Operating expenses, excluding non-cash compensation:
Fuel Distribution	$325	$350	$330
Pipeline Systems	136	2	—
Terminals	150	67	66
Total	$611	$419	$396

	Year Ended December 31,
	2024	2023	2022
General and administrative expenses, excluding non-cash compensation:
Fuel Distribution	$88	$113	$110
Pipeline Systems	123	—	—
Terminals	55	1	1
Total	$266	$114	$111

	Year Ended December 31,
	2024	2023	2022
Other(1):
Fuel Distribution	$(134)	$(103)	$(37)
Pipeline Systems	(101)	(10)	(10)
Terminals	(1)	(19)	—
Total	$(236)	$(132)	$(47)
(1) Other by segment includes Adjusted EBITDA from unconsolidated affiliates, unrealized gains and losses on commodity derivatives, inventory valuation adjustments and other less significant items, as applicable.

	Year Ended December 31,
	2024	2023	2022
Segment Adjusted EBITDA:
Fuel Distribution	$908	$865	$838
Pipeline Systems	377	11	10
Terminals	172	88	71
Total	$1,457	$964	$919

	Year Ended December 31,
	2024	2023	2022
Reconciliation of net income to Adjusted EBITDA:
Net income	$874	$394	$475
Depreciation, amortization and accretion	368	187	193
Interest expense, net	391	217	182
Non-cash unit-based compensation expense	17	17	14
(Gain) loss on disposal of assets and impairment charges	45	(7)	(13)
Loss on extinguishment of debt	2	—	—
Unrealized (gains) losses on commodity derivatives	12	(21)	21
Inventory valuation adjustments	86	114	(5)
Equity in earnings of unconsolidated affiliates	(60)	(5)	(4)
Adjusted EBITDA related to unconsolidated affiliates	101	10	10
Gain on West Texas Sale	(586)	—	—
Other non-cash adjustments	32	22	20
Income tax expense	175	36	26
Adjusted EBITDA (consolidated)	$1,457	$964	$919

Total revenues by geographic area are shown in the table below:

	Year Ended December 31,
	2024	2023	2022
United States	$22,649	$23,068	$25,729
Foreign	44	—	—
Total	$22,693	$23,068	$25,729
Total assets by reportable segment were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Assets:
Fuel Distribution	$6,047	$6,047	$6,022
Pipeline Systems	6,213	49	53
Terminals	1,944	672	643
Total segment assets	14,204	6,768	6,718
Other partnership assets	171	58	112
Total assets	$14,375	$6,826	$6,830
Additions to property and equipment (excluding acquisitions) by reportable segment were as follows:

	Year Ended December 31,
	2024	2023	2022
Fuel Distribution	$231	$182	$154
Pipeline Systems	44	5	12
Terminals	69	28	20
Total	$344	$215	$186
21.Net Income per Common Unit
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

A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Year Ended December 31,
	2024	2023	2022
Net income	$874	$394	$475
Less:
Net income attributable to noncontrolling interests	8	—	—
Incentive distribution rights	145	77	72
Distributions on unvested phantom unit awards	5	6	6
Common unitholders’ interest in net income	$716	$311	$397
Weighted average common units outstanding:
Basic	118,529,390	84,081,083	83,755,378
Dilutive effect of unvested phantom unit awards	812,648	1,012,414	1,048,320
Diluted	119,342,038	85,093,497	84,803,698
Net income per common unit:
Basic	$6.04	$3.70	$4.74
Diluted	$6.00	$3.65	$4.68