Form 10-Q
period 2025-03-31
Sunoco LP
filed 2025-05-08
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 136,332,192 common units and 16,410,780 Class C units, both representing limited partner interests outstanding as of May 2, 2025.

SUNOCO LP
FORM 10-Q

Definitions
References to the “Partnership,” “we,” “us” and “our” refer to Sunoco LP and its consolidated subsidiaries. In addition, the following is a list of certain acronyms and terms used throughout this document:

AOCI	accumulated other comprehensive income (loss)
Credit Facility	Sunoco LP's $1.50 billion revolving credit facility, which matures in May 2029
Energy Transfer	Energy Transfer LP
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Sunoco LP and Energy Transfer, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	accounting principles generally accepted in the United States of America
General Partner	Sunoco GP LLC, the general partner of Sunoco LP
IDRs	incentive distribution rights
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Sunoco LP and Energy Transfer, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
NuStar	NuStar Energy L.P.
NuStar Logistics	NuStar Logistics L.P., a wholly owned subsidiary acquired in the acquisition of NuStar
SEC	Securities and Exchange Commission

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$172	$94
Accounts receivable, net	1,031	1,162
Inventories, net	1,111	1,068
Other current assets	199	141
Total current assets	2,513	2,465

Property and equipment	8,995	8,914
Accumulated depreciation	(1,389)	(1,240)
Property and equipment, net	7,606	7,674
Other assets:
Operating lease right-of-use assets, net	495	477
Goodwill	1,477	1,477
Intangible assets, net	540	547
Other non-current assets	435	400
Investments in unconsolidated affiliates	1,276	1,335
Total assets	$14,342	$14,375

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,004	$1,255
Accounts payable to affiliates	128	199
Accrued expenses and other current liabilities	460	457
Operating lease current liabilities	31	34
Current maturities of long-term debt	2	2
Total current liabilities	1,625	1,947

Operating lease non-current liabilities	500	479
Long-term debt, net	7,671	7,484
Advances from affiliates	77	82
Deferred tax liabilities	161	157
Other non-current liabilities	152	158
Total liabilities	10,186	10,307

Commitments and contingencies (Note 12)

Equity:
Limited partners:
Common unitholders (136,327,654 units issued and outstanding as of March 31, 2025 and 136,228,535 units issued and outstanding as of December 31, 2024)	4,159	4,066
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Accumulated other comprehensive income (loss)	(3)	2
Total equity	4,156	4,068
Total liabilities and equity	$14,342	$14,375

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Sales revenue	$4,851	$5,398
Service revenue	299	63
Lease revenue	29	38
Total revenues	5,179	5,499
COSTS AND EXPENSES:
Cost of sales	4,526	5,015
Operating expenses	143	88
General and administrative	39	36
Lease expense	16	18
Loss on disposal of assets	3	2
Depreciation, amortization and accretion	156	43
Total cost of sales and operating expenses	4,883	5,202
OPERATING INCOME	296	297
OTHER INCOME (EXPENSE):
Interest expense, net	(121)	(63)
Equity in earnings of unconsolidated affiliates	32	2
Loss on extinguishment of debt	(2)	—
Other, net	—	1
INCOME BEFORE INCOME TAXES	205	237
Income tax expense (benefit)	(2)	7
NET INCOME	$207	$230

NET INCOME PER COMMON UNIT:
Basic	$1.22	$2.29
Diluted	$1.21	$2.26

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	136,267,512	84,424,748
Diluted	136,936,311	85,259,238

CASH DISTRIBUTION PER COMMON UNIT	$0.8976	$0.8756
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$207	$230
Other comprehensive income, net of tax
Foreign currency translation adjustment	1	—
Total other comprehensive income	1	—
Comprehensive income	$208	$230
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	AOCI	Total
Balance, December 31, 2024	$4,066	$2	$4,068
Cash distributions to unitholders, including incentive distributions	(159)	—	(159)
Non-cash unit-based compensation	4	—	4
Other comprehensive income, net of tax	—	1	1
Units issued in acquisition	5	—	5
Other	36	(6)	30
Net income	207	—	207
Balance, March 31, 2025	$4,159	$(3)	$4,156

	Common Unitholders	AOCI	Total
Balance, December 31, 2023	$978	$—	$978
Cash distributions to unitholders, including incentive distributions	(91)	—	(91)
Non-cash unit-based compensation	4	—	4
Net income	230	—	230
Balance, March 31, 2024	$1,121	$—	$1,121
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$207	$230
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	156	43
Amortization of deferred financing fees	3	9
Loss on disposal of assets	3	2
Loss on extinguishment of debt	2	—
Other non-cash, net	28	—
Non-cash unit-based compensation expense	4	4
Deferred income tax expense (benefit)	(7)	4
Inventory valuation adjustments	(61)	(130)
Equity in earnings of unconsolidated affiliates	(32)	(2)
Distributions from unconsolidated affiliates	85	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	131	(55)
Accounts receivable from affiliates	—	(6)
Inventories, net	18	53
Other assets	(80)	(6)
Accounts payable	(251)	201
Accounts payable to affiliates	(74)	—
Accrued expenses and other current liabilities	3	(57)
Other non-current liabilities	21	(4)
Net cash provided by operating activities	156	286
INVESTING ACTIVITIES:
Capital expenditures	(101)	(41)
Cash paid for acquisitions	(12)	(185)
Contributions to unconsolidated affiliates	(24)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	33	1
Proceeds from disposal of property and equipment	3	2
Net cash used in investing activities	(101)	(223)
FINANCING ACTIVITIES:
Senior notes borrowings	1,000	—
Senior notes repayments	(603)	—
Credit Facility borrowings	1,093	889
Credit Facility repayments	(1,296)	(675)
Loan origination costs	(12)	—
Cash distributions to unitholders, including incentive distributions	(159)	(91)
Net cash provided by financing activities	23	123
Net increase in cash and cash equivalents	78	186
Cash and cash equivalents, beginning of period	94	29
Cash and cash equivalents, end of period	$172	$215

Non-cash investing and financing activities:
Units issued in connection with acquisitions	$5	$—
Lease assets obtained in exchange for new lease liabilities	29	1
Change in note payable to affiliate	1	—
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except per unit data, are in millions)
(unaudited)
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “we,” “us” or “our” should be understood to refer to Sunoco LP and its consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our General Partner, which is owned by Energy Transfer. As of March 31, 2025, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units and all of our IDRs.
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
2.Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with GAAP. Pursuant to Regulation S-X, certain information and disclosures normally included in the annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.
Significant Accounting Policies
As of March 31, 2025, there have been no changes in the Partnership's significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $29 million and $59 million for the three months ended March 31, 2025 and 2024, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations.
3.Acquisitions
Parkland Acquisition
On May 5, 2025, Sunoco and Parkland Corporation (“Parkland”) announced that the parties have entered into a definitive agreement whereby Sunoco plans to acquire all outstanding shares of Parkland in a cash and equity transaction valued at approximately $9.1 billion, including assumed debt.
As part of the transaction, Sunoco intends to form a new publicly-traded Delaware limited liability company named SUNCorp, LLC (“SUNCorp”). SUNCorp is expected to hold limited partnership units of Sunoco that are economically equivalent to Sunoco’s publicly-traded common units on the basis of one Sunoco common unit for each outstanding SUNCorp unit. For a period of two years following closing of the transaction, Sunoco would ensure that SUNCorp unitholders receive the same dividend equivalent as the distribution to Sunoco unitholders.
Under the terms of the agreement, Parkland shareholders would receive 0.295 SUNCorp units and C$19.80 for each Parkland share, implying a 25% premium based on the 7-day volume weighted average prices of both Parkland and Sunoco as of May 2, 2025. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SUNCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction does not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SUNCorp units per Parkland share outstanding as of immediately before close.
Sunoco has secured a $2.65 billion 364-day bridge term loan for the proposed cash consideration.
The transaction is currently expected to close in the second half of 2025 upon the satisfaction of closing conditions, including approval by Parkland’s shareholders and customary regulatory and stock exchange listing approvals.
TanQuid Acquisition
In March 2025, the Partnership entered into an agreement to acquire TanQuid GmbH & Co. KG (“TanQuid”) for approximately €500 million (approximately $540 million as of March 31, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the second half of 2025, subject to customary closing conditions, and will be funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first quarter of 2025, we acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco LP common units, which had an aggregate acquisition-date fair value of approximately $5 million. These transactions were accounted for as asset acquisitions, and the purchase price was primarily allocated to property and equipment and other non-current assets.
4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	March 31, 2025	December 31, 2024
Accounts receivable, trade	$909	$1,058
Credit card receivables	59	28
Other receivables	66	78
Allowance for expected credit losses	(3)	(2)
Accounts receivable, net	$1,031	$1,162
5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the LIFO method. As of March 31, 2025 and December 31, 2024, the Partnership’s fuel inventory balance included lower of cost or market reserves of $255 million and $316 million, respectively. For the three months ended March 31, 2025 and 2024, the Partnership’s consolidated statements of operations did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended March 31, 2025 and 2024, the Partnership's cost of sales included favorable inventory valuation adjustments of $61 million and $130 million, respectively, which increased net income.
Inventories, net, consisted of the following:

	March 31, 2025	December 31, 2024
Fuel	$1,097	$1,054
Other	14	14
Inventories, net	$1,111	$1,068
6.Investments in Unconsolidated Affiliates
Our investment in J.C. Nolan was $123 million as of March 31, 2025 and December 31, 2024. We recorded equity in earnings from J.C. Nolan of $2 million for the three months ended March 31, 2025 and 2024.
Our investment in ET-S Permian was $1.15 billion and $1.21 billion as of March 31, 2025 and December 31, 2024, respectively. We recorded equity in earnings from ET-S Permian of $30 million for the three months ended March 31, 2025. ET-S Permian was formed in July 2024; therefore, our consolidated financial statements for the three months ended March 31, 2024 did not reflect any equity in earnings from this joint venture.
As of March 31, 2025, ET-S Permian had current assets of $130 million, non-current assets of $3.65 billion, current liabilities of $200 million and non-current liabilities of $28 million. As of December 31, 2024, ET-S Permian had current assets of $273 million, non-current assets of $3.61 billion, current liabilities of $106 million and non-current liabilities of $50 million. For the three months ended March 31, 2025, ET-S Permian recognized revenues of $3.46 billion, of which approximately $3.35 billion related to transactions with affiliates, operating income of $92 million and net income of $92 million.
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Wage and other employee-related accrued expenses	$32	$64
Accrued tax expense	147	152
Accrued insurance expense	32	39
Accrued interest expense	143	82
Dealer deposits	24	24
Accrued environmental expense	9	7
Contract liabilities	16	17
Other	57	72
Total	$460	$457
8.Debt Obligations
Total long-term debt, net consisted of the following:

	March 31, 2025	December 31, 2024
Credit Facility	$—	$203
5.750% senior notes due 2025	—	600
6.000% senior notes due 2026	500	500
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
7.250% senior notes due 2032	750	750
6.250% senior notes due 2033	1,000	—
GoZone Bonds(1)	322	322
Lease-related financing obligations	131	132
Net unamortized premiums, discounts and fair value adjustments	17	16
Deferred debt issuance costs	(47)	(37)
Total debt	7,673	7,486
Less: current maturities	2	2
Total long-term debt, net	$7,671	$7,484
(1)    As of March 31, 2025, $75 million of GoZone Bonds (as defined below) due on or before March 31, 2026 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
March 2025 Senior Notes Offering and Redemption
In March 2025, the Partnership issued $1.00 billion of 6.250% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. The Partnership used the net proceeds from the private offering to repay its $600 million of 5.750% senior notes due 2025 and to repay a portion of the outstanding borrowings under its Credit Facility.
GoZone Bonds
NuStar Logistics' obligations include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”).

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
The following table summarizes the GoZone Bonds outstanding as of March 31, 2025:

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
NuStar Logistics’ agreements with the Parish of St. James related to the GoZone Bonds contain: (i) customary restrictive covenants that limit the ability of NuStar Logistics and its subsidiaries to, among other things, create liens, enter into certain sale leaseback transactions, and engage in certain consolidations, mergers or asset sales; and (ii) a repurchase provision which provides that if we undergo a change of control that is followed by a ratings decline that occurs within 60 days of the change of control, then each holder may require the trustee, with funds provided by NuStar Logistics, to repurchase all or a portion of that holder’s GoZone Bonds at a price equal to 101% of the aggregate principal amount repurchased, plus any accrued and unpaid interest. The Partnership and certain of its subsidiaries are guarantors to the agreements related to the GoZone Bonds.
Credit Facilities
The Partnership's $1.50 billion Credit Facility matures in May 2029, which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $500 million. As of March 31, 2025, we had no outstanding borrowings on the Credit Facility and $56 million in standby letters of credit were outstanding. The unused availability on the Credit Facility as of March 31, 2025 was $1.44 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2025 was 6.53%. The Partnership was in compliance with all financial covenants as of March 31, 2025.
Upon the closing of the acquisition of NuStar, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of March 31, 2025, this facility had no outstanding borrowings.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of March 31, 2025 were $7.66 billion and $7.67 billion, respectively. As of December 31, 2024, the aggregate fair value and carrying amount of our consolidated debt obligations were $7.45 billion and $7.49 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
9.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Asset retirement obligations	$85	$84
Accrued environmental expense, long-term	19	21
Other	48	53
Total	$152	$158
10.Related Party Transactions
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

Summary of Transactions
Related party transactions for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Motor fuel sales to affiliates	$2	$4
Bulk fuel purchases from affiliates	294	397
Expense reimbursement	11	9
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Accounts payable to affiliates were $128 million and $199 million as of March 31, 2025 and December 31, 2024, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $77 million and $82 million as of March 31, 2025 and December 31, 2024, respectively, which were related to treasury services agreements with Energy Transfer.
11.Revenue
Disaggregation of Revenue
Revenues from our Fuel Distribution segment are derived from the sale of fuel, non-fuel and lease income. Fuel sales consist primarily of the sale of motor fuel under supply agreements with third-party customers and affiliates. Fuel supply contracts with our customers generally provide that we distribute motor fuel at a price based on a formula which includes published rates, volume-based profit margin and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, the Partnership estimates the variable consideration amount and factors in such estimate to determine the transaction price under the expected value method. Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. To determine when control transfers to the customer, the shipping terms of the contract are assessed as a primary indicator of the transfer of control. For free on board shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, the Partnership is precluded from redirecting the shipment to another customer and revenue is recognized. Non-fuel revenue includes merchandise revenue that comprises the in-store merchandise and food service sales at company-operated retail stores and other revenue such as credit card processing, car washes, lottery and other services. Lease revenue is derived from the leasing or subleasing of real estate used in the retail distribution of motor fuels.
Revenues from our Pipeline Systems segment are derived from interstate and intrastate pipeline transportation of refined products, crude oil and anhydrous ammonia and the applicable pipeline tariff on a per barrel basis for crude oil or refined products and on a per ton basis for ammonia.
Revenues from our Terminals segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues) and throughput agreements, under which a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees. Additionally, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment. We recognized lease revenues from these leases of $12 million for the three months ended March 31, 2025, which are included in "Service revenue" in our consolidated statement of operations.

The following table depicts the disaggregation of revenue:

	Three Months Ended March 31,
	2025	2024
Fuel	$4,807	$5,354
Non-fuel	67	65
Lease income	29	38
Pipeline throughput	158	—
Terminal throughput	27	16
Other	91	26
Total revenues	$5,179	$5,499
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Contract assets	$300	$288
Accounts receivable from contracts with customers	965	1,084
Contract liabilities	37	39
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2024	$39
Additions	10
Revenue recognized	(12)
Balance, March 31, 2025	$37
Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of March 31, 2025.

		Remaining Performance Obligations
2025	(remaining)	$285
2026		274
2027		181
2028		136
2029		91
Thereafter		240
Total		$1,207
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.
Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $9 million and $8 million for the three months ended March 31, 2025 and 2024, respectively.

12.Commitments and Contingencies
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
13.Equity
As of March 31, 2025, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 107,863,687 of our common units. As of March 31, 2025, our wholly owned subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership.
Common Units
The change in our outstanding common units for the three months ended March 31, 2025 was as follows:

Number of Units
Number of common units at December 31, 2024	136,228,535
Phantom unit vesting	7,343
Units issued in acquisition	91,776
Number of common units at March 31, 2025	136,327,654
Cash Distributions
Our partnership agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or declared subsequent to December 31, 2024 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
February 19, 2025	$0.8865	$121	$37
May 20, 2025	0.8976	122	39
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	March 31, 2025	December 31, 2024
Foreign currency translation adjustment	$(6)	$(1)
Actuarial gains related to pensions and other postretirement benefits	3	3
Total AOCI included in partners’ capital, net of tax	$(3)	$2
14.Segment Reporting
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
Pipeline Systems. Our Pipeline Systems segment includes an integrated pipeline and terminal network comprised of approximately 6,000 miles of refined product pipeline (including the pipeline of J.C. Nolan), approximately 6,000 miles of crude oil pipeline (including the pipeline of ET-S Permian), approximately 2,000 miles of ammonia pipeline and 67 terminals.
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
The following tables present financial information by segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues:
Fuel Distribution
Revenues from external customers	$4,903	$5,457
Intersegment revenues	13	9
	4,916	5,466
Pipeline Systems
Revenues from external customers	173	—
Intersegment revenues	1	—
	174	—
Terminals
Revenues from external customers	103	42
Intersegment revenues	236	257
	339	299
Eliminations	(250)	(266)
Total	$5,179	$5,499

	Three Months Ended March 31,
	2025	2024
Cost of sales:
Fuel Distribution	$4,555	$5,049
Pipeline Systems	—	(1)
Terminals	221	233
Eliminations	(250)	(266)
Total	$4,526	$5,015

	Three Months Ended March 31,
	2025	2024
Operating expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$72	$83
Pipeline Systems	44	1
Terminals	42	21
Total	$158	$105

	Three Months Ended March 31,
	2025	2024
General and administrative expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$20	$23
Pipeline Systems	9	3
Terminals	7	7
Total	$36	$33

	Three Months Ended March 31,
	2025	2024
Other(1):
Fuel Distribution	$49	$93
Pipeline Systems	(51)	(3)
Terminals	3	14
Total	$1	$104
(1)    Other includes Adjusted EBITDA from unconsolidated affiliates, unrealized gains and losses on commodity derivatives, inventory valuation adjustments and other less significant items, as applicable.

	Three Months Ended March 31,
	2025	2024
Segment Adjusted EBITDA:
Fuel Distribution	$220	$218
Pipeline Systems	172	—
Terminals	66	24
Total	$458	$242

	Three Months Ended March 31,
	2025	2024
Reconciliation of net income to Adjusted EBITDA:
Net income	$207	$230
Depreciation, amortization and accretion	156	43
Interest expense, net	121	63
Non-cash unit-based compensation expense	4	4
Loss on disposal of assets	3	2
Loss on extinguishment of debt	2	—
Unrealized (gains) losses on commodity derivatives	(1)	13
Inventory valuation adjustments	(61)	(130)
Equity in earnings of unconsolidated affiliates	(32)	(2)
Adjusted EBITDA related to unconsolidated affiliates	50	3
Other non-cash adjustments	11	9
Income tax expense (benefit)	(2)	7
Adjusted EBITDA (consolidated)	$458	$242

	March 31, 2025	December 31, 2024
Assets:
Fuel Distribution	$5,852	$6,047
Pipeline Systems	6,181	6,213
Terminals	2,060	1,944
Total segment assets	14,093	14,204
Other partnership assets	249	171
Total assets	$14,342	$14,375
15.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended March 31,
	2025	2024
Net income	$207	$230
Less:
Incentive distribution rights	39	36
Distributions on unvested phantom unit awards	2	1
Common unitholders’ interest in net income	$166	$193

Weighted average common units outstanding:
Basic	136,267,512	84,424,748
Dilutive effect of unvested phantom unit awards	668,799	834,490
Diluted	136,936,311	85,259,238

Net income per common unit:
Basic	$1.22	$2.29
Diluted	$1.21	$2.26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollar amounts, except per gallon data, are in millions)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to the Partnership is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 31, 2024 included therein.
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
Cautionary Statement Regarding Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “could,” “expect,” “anticipate,” “intend,” “forecast,” “assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
•our ability to make, complete and integrate acquisitions from affiliates or third parties;
•business strategy and operations of Energy Transfer and its conflicts of interest with us;
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
•general economic conditions, including sustained periods of inflation, supply chain disruptions, new, increased and reciprocal tariffs and associated central bank monetary policies;
•environmental, tax and other federal, state and local laws and regulations;
•changes to, and the application of, regulation of tariff rates and operational requirements related to our joint ventures’ and subsidiaries’ interstate and intrastate pipelines, including the impact on the raw materials;
•the fact that we are not fully insured against all risks incident to our business;
•dangers inherent in the storage and transportation of motor fuel;
•our ability to manage growth and/or control costs;

•the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses;
•our reliance on senior management, supplier trade credit and information technology; and
•our partnership structure, which may create conflicts of interest between us and our General Partner and its affiliates, and limits the fiduciary duties of our General Partner and its affiliates.
All forward-looking statements, expressed or implied, are expressly qualified in their entirety by the foregoing cautionary statements.
Many of the foregoing risks and uncertainties are, and will be, heightened by any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our structure as a limited partnership, our industry and our company could materially impact our future performance and results of operations.
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “we,” “us” or “our” should be understood to refer to Sunoco LP and its consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership primarily engaged in energy infrastructure and distribution of motor fuels in over 40 U.S. states, Puerto Rico, Europe and Mexico. Our midstream operations include an extensive network of approximately 14,000 miles of pipeline and over 100 terminals. Our fuel distribution operations serve approximately 7,400 Sunoco and partner branded locations and additional independent dealers and commercial customers.
Recent Developments
Acquisitions
Parkland Acquisition
On May 5, 2025, Sunoco and Parkland Corporation (“Parkland”) announced that the parties have entered into a definitive agreement whereby Sunoco plans to acquire all outstanding shares of Parkland in a cash and equity transaction valued at approximately $9.1 billion, including assumed debt.
As part of the transaction, Sunoco intends to form a new publicly-traded Delaware limited liability company named SUNCorp, LLC (“SUNCorp”). SUNCorp is expected to hold limited partnership units of Sunoco that are economically equivalent to Sunoco’s publicly-traded common units on the basis of one Sunoco common unit for each outstanding SUNCorp unit. For a period of two years following closing of the transaction, Sunoco would ensure that SUNCorp unitholders receive the same dividend equivalent as the distribution to Sunoco unitholders.
Under the terms of the agreement, Parkland shareholders would receive 0.295 SUNCorp units and C$19.80 for each Parkland share, implying a 25% premium based on the 7-day volume weighted average prices of both Parkland and Sunoco as of May 2, 2025. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SUNCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction does not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SUNCorp units per Parkland share outstanding as of immediately before close.

The transaction is currently expected to close in the second half of 2025 upon the satisfaction of closing conditions, including approval by Parkland’s shareholders and customary regulatory and stock exchange listing approvals.
TanQuid Acquisition
In March 2025, the Partnership entered into an agreement to acquire TanQuid GmbH & Co. KG (“TanQuid”) for approximately €500 million (approximately $540 million as of March 31, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the second half of 2025, subject to customary closing conditions, and will be funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first quarter of 2025, we acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco LP common units, which had an aggregate acquisition-date fair value of approximately $5 million. These transactions were accounted for as asset acquisitions, and the purchase price was primarily allocated to property and equipment and other non-current assets.
Regulatory Update
Interstate Common Carrier Regulation
Liquids pipelines transporting in interstate commerce are regulated by the Federal Energy Regulatory Commission (“FERC”) as common carriers under the Interstate Commerce Act (“ICA”). Under the ICA, the FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPI-FG. Many existing pipelines utilize the FERC liquids index to change transportation rates annually. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years.
On December 17, 2020, FERC issued an order establishing a new index of PPI-FG plus 0.78%. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 to June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines may file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental Notice of Proposed Rulemaking ("Supplemental NOPR") that proposes a reduction to the currently effective index by one percent. The Supplemental NOPR, which remains pending before FERC, could result in the reimplementation through a notice-and-comment rulemaking of the same rulings that were vacated by the D.C. Circuit in LEPA v. FERC.
On October 20, 2022, the FERC issued a policy statement on the Standard Applied to Complaints Against Oil Pipeline Index Rate Changes to establish guidelines regarding how the FERC will evaluate shipper complaints against oil pipeline index rate increases. Specifically, the policy statement adopted the proposal in the FERC’s earlier Notice of Inquiry issued on March 25, 2020 to eliminate the “Substantially Exacerbate Test” as the preliminary screen applied to complaints against index rate increases and instead adopt the proposal to apply the “Percentage Comparison Test” as the preliminary screen for both protests and complaints against index rate increases. At this time, we cannot determine the effect of a change in the FERC’s preliminary screen for complaints against index rate changes; however, a revised screen would result in a threshold aligned with the existing threshold for protests against index rate increases. Any complaint or protest raised by a shipper could materially and adversely affect our financial condition, results of operations or cash flows.
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
Adjusted EBITDA reflects amounts for the unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliates as those excluded from the calculation of Adjusted EBITDA, such as interest, taxes, depreciation, amortization, accretion and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates. The use of Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.
Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2025	2024	Change
Segment Adjusted EBITDA:
Fuel Distribution	$220	$218	$2
Pipeline Systems	172	—	172
Terminals	66	24	42
Adjusted EBITDA (consolidated)	$458	$242	$216

	Three Months Ended March 31,
	2025	2024	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$207	$230	$(23)
Depreciation, amortization and accretion	156	43	113
Interest expense, net	121	63	58
Non-cash unit-based compensation expense	4	4	—
Loss on disposal of assets	3	2	1
Loss on extinguishment of debt	2	—	2
Unrealized (gains) losses on commodity derivatives	(1)	13	(14)
Inventory valuation adjustments	(61)	(130)	69
Equity in earnings of unconsolidated affiliates	(32)	(2)	(30)
Adjusted EBITDA related to unconsolidated affiliates	50	3	47
Other non-cash adjustments	11	9	2
Income tax expense (benefit)	(2)	7	(9)
Adjusted EBITDA (consolidated)	$458	$242	$216
Net Income. For the three months ended March 31, 2025 compared to the same period last year, net income decreased primarily due to increases in operating expenses, depreciation, amortization and accretion and interest expense. These increases were partially offset by favorable results from our operations, as reflected in the increases in Segment Adjusted EBITDA, an increase in equity in earnings of unconsolidated affiliates primarily related to ET-S Permian and a decrease in income tax expense. These changes are discussed in more detail below.
Adjusted EBITDA (consolidated). For the three months ended March 31, 2025 compared to the same period last year, Adjusted EBITDA increased primarily due to an increase in total segment profit of $238 million, excluding inventory valuation adjustments (see below for explanation of inventory adjustments), primarily related to the acquisitions of NuStar and Zenith European terminals, and an increase in increase in Adjusted EBITDA related to unconsolidated affiliates of $47 million, partially offset by increases in operating costs (including operating expenses, general and administrative expenses and lease expense) of $56 million, primarily related to the acquisitions of NuStar and Zenith European terminals.
Additional discussion on the changes impacting net income and comprehensive income and Adjusted EBITDA for the three months ended March 31, 2025 compared to the same period last year is available below and in “Segment Operating Results.”
Depreciation, Amortization and Accretion. For the three months ended March 31, 2025 compared to the same period last year, depreciation, amortization and accretion increased primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions.
Interest Expense, net. For the three months ended March 31, 2025 compared to the same period last year, interest expense increased primarily due to an increase in average total long-term debt, including debt assumed in the acquisition of NuStar.
Loss on Extinguishment of Debt. For the three months ended March 31, 2025, loss on extinguishment of debt was related to the redemption of the Partnership's $600 million of 5.750% senior notes due 2025.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2025 and 2024, the Partnership's cost of sales included favorable inventory valuation adjustments of $61 million and $130 million, respectively, which increased net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. For the three months ended March 31, 2025, the increase in the amounts reported related to unconsolidated affiliates was primarily due to the formation of ET-S Permian effective July 1, 2024.
Income Tax Expense (Benefit). For the three months ended March 31, 2025 compared to the same period last year, income tax expense decreased primarily due to the recognition of tax benefits associated with certain prior tax positions that previously did not meet the criteria for recognition in the Partnership’s financial statements and the recognition of a tax benefit associated with the discount on purchased tax credits.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2025	2024	Change
Equity in earnings of unconsolidated affiliates
J.C. Nolan	$2	$2	$—
ET-S Permian	30	—	30
Total equity in earnings of unconsolidated affiliates	$32	$2	$30

Adjusted EBITDA related to unconsolidated affiliates(1):
J.C. Nolan	$3	$3	$—
ET-S Permian	47	—	47
Total Adjusted EBITDA related to unconsolidated affiliates	$50	$3	$47

Distributions received from unconsolidated affiliates:
J.C. Nolan	$2	$1	$1
ET-S Permian	116	—	116
Total distributions received from unconsolidated affiliates	$118	$1	$117
(1)These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates and are based on our equity in earnings or losses of our unconsolidated affiliates adjusted for our proportionate share of the unconsolidated affiliates’ interest, depreciation, amortization, accretion, non-cash items and taxes.
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
•Adjusted EBITDA related to unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Segment Adjusted EBITDA, such as interest, taxes, depreciation, amortization, accretion and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates.
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

The following table presents a reconciliation of segment profit to gross profit:

	Three Months Ended March 31,
	2025	2024
Fuel Distribution segment profit	$361	$417
Pipeline Systems segment profit	174	1
Terminals segment profit	118	66
Total segment profit	653	484
Depreciation, amortization and accretion, excluding corporate and other	156	43
Gross profit	$497	$441
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
Fuel Distribution

	Three Months Ended March 31,
	2025		2024		Change
Motor fuel gallons sold (millions)	2,087		2,100		(13)
Motor fuel profit cents per gallon(1)	11.5	¢	10.9	¢	0.6	¢
Fuel profit	$297		$344		$(47)
Non-fuel profit	35		35		—
Lease profit	29		38		(9)
Fuel Distribution segment profit	$361		$417		$(56)
Expenses	$94		$111		$(17)

Segment Adjusted EBITDA	$220		$218		$2
(1)    Excludes the impact of inventory valuation adjustments consistent with the definition of Adjusted EBITDA.
Volumes. For the three months ended March 31, 2025 compared to the same period last year, volumes decreased primarily due to the sale of assets in West Texas (the “West Texas Sale”) in April 2024 offset by volume increases from investment and profit optimization.
Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•a decrease of $17 million in expenses primarily due to the West Texas Sale and lower allocated overhead; partially offset by
•a decrease of $9 million in lease profit due to the West Texas Sale; and
•a decrease of $3 million related to a decrease in gallons sold due to the West Texas Sale, partially offset by an increase in profit per gallon.
Pipeline Systems

	Three Months Ended March 31,
	2025	2024	Change
Pipelines throughput (thousand barrels per day)	1,258	—	1,258
Pipeline Systems segment profit	$174	$1	$173
Expenses	$54	$3	$51

Segment Adjusted EBITDA	$172	$—	$172
Volumes. For the three months ended March 31, 2025 compared to the same period last year, volumes increased due to recently acquired assets.

Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the acquisition of NuStar on May 3, 2024 and the formation of ET-S Permian on July 1, 2024.
Terminals

	Three Months Ended March 31,
	2025	2024	Change
Throughput (thousand barrels per day)	620	418	202
Terminals segment profit	$118	$66	$52
Expenses	$50	$28	$22

Segment Adjusted EBITDA	$66	$24	$42
Volumes. For the three months ended March 31, 2025 compared to the same period last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three months ended March 31, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased primarily due to the acquisitions of NuStar and Zenith European terminals.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 may also significantly impact our liquidity.
As of March 31, 2025, we had $172 million of cash and cash equivalents on hand and borrowing capacity of $1.44 billion on our Credit Facility. The Partnership was in compliance with all financial covenants at March 31, 2025. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2025; however, we may issue debt or equity securities as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
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
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Net cash provided by operating activities during 2025 was $156 million compared to $286 million for 2024, and net income was $207 million for 2025 and

$230 million for 2024. The difference between net income and net cash provided by operating activities for the three months ended March 31, 2025 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $232 million and non-cash items totaling $96 million.
The non-cash activity in 2025 and 2024 consisted primarily of depreciation, amortization and accretion of $156 million and $43 million, respectively, non-cash unit-based compensation expense of $4 million for both periods, favorable inventory valuation adjustments of $61 million and $130 million, respectively, loss on disposal of assets of $3 million and $2 million, respectively, amortization of deferred financing fees of $3 million and $9 million, respectively, and deferred income tax benefit of $7 million and deferred income tax expense of $4 million, respectively.
Net income also included equity in earnings of unconsolidated affiliates of $32 million and $2 million in 2025 and 2024, respectively.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $85 million in 2025.
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
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Net cash used in investing activities during 2025 was $101 million compared to $223 million in 2024. Capital expenditures for 2025 were $101 million compared to $41 million for 2024. In 2025, we paid $12 million in cash for the acquisitions of fuel equipment, motor fuel inventory, and supply agreements. In 2024, we paid $185 million in cash for the acquisition of Zenith European terminals.
In 2025, we paid $24 million in cash contributions to unconsolidated affiliates.
Distributions from unconsolidated affiliates in excess of cumulative earnings were $33 million and $1 million for 2025 and 2024, respectively. Proceeds from disposal of property and equipment were $3 million and $2 million for 2025 and 2024, respectively.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Net cash provided by financing activities during 2025 was $23 million compared to $123 million in 2024.
During the three months ended March 31, 2025, we:
•borrowed $1.00 billion and repaid $603 million in senior notes;
•borrowed $1.09 billion and repaid $1.30 billion under the Credit Facility;
•paid $12 million in loan origination costs; and
•paid $159 million in distributions to our unitholders, of which $63 million was paid to Energy Transfer.
During the three months ended March 31, 2024, we:
•borrowed $889 million and repaid $675 million under the Credit Facility; and
•paid $91 million in distributions to our unitholders, of which $43 million was paid to Energy Transfer.
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C unit outstanding. There is no guarantee that we will pay a distribution on our units. In April 2025, we declared a quarterly distribution of $0.8976 per common unit, which will result in the payment of approximately $122 million to common unitholders and $39 million to the IDR holders. The declared distribution will be paid on May 20, 2025 to unitholders of record on May 9, 2025.

Capital Expenditures
For the three months ended March 31, 2025, total capital expenditures on an accrual basis were $101 million, which included $75 million for growth capital and $26 million for maintenance capital. This includes the Partnership's proportionate share of capital expenditures related to its investments in ET-S Permian and J.C. Nolan of $18 million for growth capital and $2 million for maintenance capital.
We currently expect to spend approximately $150 million in maintenance capital expenditures and at least $400 million in growth capital for the full year 2025. These amounts include the Partnership's proportionate share for joint ventures.
Description of Indebtedness
As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	March 31, 2025	December 31, 2024
Credit Facility	$—	$203
5.750% senior notes due 2025	—	600
6.000% senior notes due 2026	500	500
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
7.250% senior notes due 2032	750	750
6.250% senior notes due 2033	1,000	—
GoZone Bonds(1)	322	322
Lease-related financing obligations	131	132
Net unamortized premiums, discounts and fair value adjustments	17	16
Deferred debt issuance costs	(47)	(37)
Total debt	7,673	7,486
Less: current maturities	2	2
Total long-term debt, net	$7,671	$7,484
(1)    As of March 31, 2025, $75 million of GoZone Bonds due on or before March 31, 2026 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
March 2025 Senior Notes Offering and Redemption
In March 2025, the Partnership issued $1.00 billion of 6.250% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. The Partnership used the net proceeds from the private offering to repay its $600 million of 5.750% senior notes due 2025 and to repay a portion of the outstanding borrowings under its Credit Facility.
Credit Facility
As of March 31, 2025, we had no outstanding borrowings on the Credit Facility, which matures in May 2029, and $56 million standby letters of credit were outstanding. The unused availability on the Credit Facility as of March 31, 2025 was $1.44 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2025 was 6.53%. The Partnership was in compliance with all financial covenants as of March 31, 2025.
Guarantor Summarized Financial Information
The senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by Sunoco LP, Sunoco Finance Corp. and certain of its subsidiaries; the senior notes issued by Sunoco LP and the senior notes co-issued by Sunoco LP and Sunoco Finance Corp. are fully and unconditionally guaranteed by NuStar, NuStar Logistics and certain other subsidiaries. Each guarantee of the senior notes (i) ranks equally in right of payment with all other existing and future unsecured senior indebtedness of that guarantor, (ii) is structurally subordinated to all existing and any future indebtedness and obligations of any subsidiaries of that guarantor that do not guarantee the notes and (iii) ranks senior to its guarantee of our subordinated indebtedness. See Note 8 of the Notes to Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

The following tables present summarized combined balance sheet and income statement information for Sunoco LP, Sunoco Finance Corp. and NuStar Logistics (the “Issuers”), as well as the subsidiaries that guarantee the senior notes issued by those three entities (collectively with the Issuers, the “Guarantor Issuer Group”). Intercompany items among the Guarantor Issuer Group have been eliminated in the summarized combined financial information below, as well as intercompany balances and activity for the Guarantor Issuer Group with non-guarantor subsidiaries, including the Guarantor Issuer Group’s investment balances in non-guarantor subsidiaries. Comparative period information for the summarized combined income statement is not included in the respective table below, as such information was not required for the prior period.

Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:	March 31, 2025	December 31, 2024
Current assets	$2,354	$2,225
Non-current assets	10,953	11,119
Current liabilities(a)	1,583	1,903
Non-current liabilities, including long-term debt	8,445	8,244
(a)Excludes $124 million and $73 million of net intercompany payables owed to the non-guarantor subsidiaries from the Guarantor Issuer Group as of March 31, 2025 and December 31, 2024, respectively.
Long-term assets for the non-guarantor subsidiaries totaled $876 million and $792 million as of March 31, 2025 and December 31, 2024, respectively.

Summarized Combined Income Statement Information for the Guarantor Issuer Group:	Three Months Ended March 31, 2025
Revenues	$5,006
Operating income	238
Net income	146
Revenues and net income for the non-guarantor subsidiaries totaled $173 million and $61 million, respectively, for the three months ended March 31, 2025.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025. No significant changes have occurred subsequent to the Form 10-K filing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had no outstanding borrowings on the Credit Facility as of March 31, 2025. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first three months of 2025 or 2024.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2025, we held approximately $1.09 billion of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy. On a consolidated basis, the Partnership had a position of 1.5 million barrels with an aggregate unrealized loss of $2.9 million at March 31, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact or other legal proceedings required to be reported herein.
Item 1A. Risk Factors
The following risk factors, which were previously disclosed by the Partnership in its Annual Report on Form 10-K, have been included herein to reflect updates based on recent developments. These risk factors should be read in conjunction with our risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.
General economic, financial, and political conditions, including the impact of tariffs to the extent enacted, may materially adversely affect our results of operations and financial condition.
General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. It is possible that our operations may be affected by the resulting volatility in pricing and demand. Similarly, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect both of our business segments.
Examples of such conditions could include:
•a general or prolonged decline in, or shocks to, regional or broader macro-economies;
•regulatory changes that could impact the markets in which we operate, such as immigration, tariffs or trade reform laws, which could reduce demand for or supply of our goods and services or lead to pricing, currency, or other pressures; and
•deflationary economic pressures, which could hinder our ability to operate profitably in view of the challenges inherent in making corresponding deflationary adjustments to our cost structure.
In addition, volatility in the capital markets resulting from tariff announcements could also limit our ability to access capital on favorable terms, which could have an adverse impact on our ability to finance new projects and/or acquisitions.
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
We own and operate pipelines and terminals and, like others in our industry, we use significant amounts of steel in our projects and rely on our ability to obtain that steel in an affordable way to maintain our operating margins. Any imposition of or increase in tariffs on steel and/or other raw materials could increase our growth project costs, which may impact the profitability of new projects, and our maintenance capital expenditures, potentially in excess of budgeted amounts.
On March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. The ultimate impact of these or other potential tariffs is unknown at this time. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain and increase costs, particularly on our expansion projects. A trade war or other significant changes in trade regulations could have an adverse effect on our business and results of operations.

Litigation relating to the acquisition of Parkland Corporation (“Parkland”) could result in an injunction preventing the completion of the acquisition and/or substantial costs to the Partnership and Parkland.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Partnership’s and Parkland’s respective liquidity and financial condition.
Lawsuits that may be brought against the Partnership, Parkland or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the arrangement agreement already implemented and to otherwise enjoin the parties from consummating the acquisition. One of the conditions to the closing of the acquisition is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the acquisition. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the acquisition, that injunction may delay or prevent the acquisition from being completed within the expected timeframe or at all, which may adversely affect the Partnership’s and Parkland’s respective business, financial position and results of operations.
There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the acquisition is completed may adversely affect the Partnership’s or Parkland’s business, financial condition, results of operations and cash flows.
Our unitholders will have a reduced ownership in us after our acquisition of Parkland.
Pursuant to that certain arrangement agreement, dated May 4, 2025, Parkland shareholders have the right to receive 0.295 SUNCorp, LLC (“SUNCorp”) units and C$19.80 in cash for each Parkland share or alternatively, C$44.00 in cash per Parkland share or 0.536 SUNCorp units for each Parkland share, subject to proration. The actual number of SUNCorp units to be issued will be determined at the completion of the acquisition of Parkland based on the number of Parkland shares outstanding immediately prior to such time and the elections of Parkland shareholders. As SUNCorp will hold limited partnership units of the Partnership that are economically equivalent to our publicly-traded common units on the basis of one SUNCorp unit per each common unit of ours, the issuance of these new SUNCorp units could have the effect of depressing the market price of our common units, through dilution of earnings per unit or otherwise. Any dilution of, or delay of any accretion to, our earnings per unit could cause the price of our common units to decline or increase at a reduced rate.
Failure to complete the acquisition of Parkland and successfully integrate the businesses of the Partnership and Parkland in the expected time frame could negatively impact the price of our common units and have a material adverse effect on our results of operations, cash flows and financial position.
If our acquisition of Parkland is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or Parkland’s shareholders fail to approve the applicable proposals, the anticipated benefits of the acquisition may not be realized or may take longer to realize than expected. The success of the merger will depend, in part, on the ability of the Partnership to realize the anticipated benefits from combining the businesses of ours and Parkland. If we and Parkland are unable to successfully combine their businesses, the anticipated benefits of the merger may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.
Additionally, we would be subject to a number of risks, including the following:
•negative reactions from the financial markets, including negative impacts on the price of our common units;
•negative reactions from our respective customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•we will still be obligated to pay certain significant costs relating to our acquisition of Parkland, such as legal, accounting, financing, financial advisor and printing fees;
•we may be obligated to pay a termination fee as required by the arrangement agreement governing the acquisition;
•the arrangement agreement governing the acquisition places certain restrictions on the conduct of our business, which may delay or prevent the undertaking of business opportunities that, absent the arrangement agreement governing the acquisition, may have been pursued;
•matters relating to our acquisition of Parkland (including integration planning) require substantial commitments of time and resources by management, which may have resulted in the distraction from ongoing business operations and pursuing other opportunities that could have been beneficial;

•litigation related to any failure to complete our acquisition of Parkland or related to any enforcement proceeding commenced against us to perform our respective obligations under the arrangement agreement governing the acquisition; and
•loss of key employees, the disruption of each of our and Parkland’s ongoing businesses and relationships with customers, or inconsistencies in their standards, controls, procedures and policies.
If the acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and price of our common units.
Our future debt levels may impair our financial condition and our ability to make distributions to our unitholders.
We had $7.7 billion of debt outstanding as of March 31, 2025. We have the ability to incur additional debt under our Credit Facility and the indentures governing our senior notes. In connection with our merger with Parkland, we expect to assume Parkland’s debt and issue additional debt, aggregating approximately $5 billion. The level of our future indebtedness could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our senior notes, our GoZone Bonds and our credit agreements governing our Credit Facility;
•limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, the execution of our growth strategy and other activities;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt, which would reduce our cash flow available to make distributions to our unitholders and holders of SUNCorp units and to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other activities;
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
Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement and will continue to satisfy the qualifying income requirement after the acquisition of Parkland. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 28, 2025, the Partnership issued 91,776 common units (valued at approximately $5 million for accounting purposes) as a portion of the consideration for an acquisition, see “Recent Developments - Acquisitions” in “Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.” The issuance of the common units did not involve any underwriters or any public offering and was in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. The Partnership did not engage in a general solicitation or advertising with regard to the issuance of these common units. The recipients of the common units were determined to be accredited investors.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 22, 2024, by and among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC and Sunoco GP, LLC (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 22, 2024)

2.2
Contribution Agreement, by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC, dated as of July 14, 2024 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

3.1
Second Amended and Restated Certificate of Limited Partnership of Sunoco LP, dated as of May 8, 2018 (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
Second Amended and Restated Agreement of Limited Partnership of Sunoco LP, dated February 12, 2025 (incorporated by reference to Exhibit 3.2 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 14, 2025)

3.3
Certificate of Formation of Susser Petroleum Partners GP LLC, dated as of June 11, 2012 (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.4
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.5
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated as of September 25, 2012 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.6
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.7
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.8
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

4.1
Indenture, dated as of March 31, 2025, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2025)

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

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 8, 2025	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)