Form 10-Q
period 2025-06-30
Sunoco LP
filed 2025-08-07
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 136,604,563 common units and 16,410,780 Class C units, both representing limited partner interests outstanding as of August 1, 2025.

SUNOCO LP
FORM 10-Q

Definitions
References to the “Partnership,” “Sunoco,” “we,” “us” and “our” refer to Sunoco LP and its consolidated subsidiaries. In addition, the following is a list of certain acronyms and terms used throughout this document:

AOCI	accumulated other comprehensive income (loss)
Credit Facility	Sunoco LP's $1.50 billion revolving credit facility, which matures in June 2030
Energy Transfer	Energy Transfer LP
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Sunoco LP and Energy Transfer, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	accounting principles generally accepted in the United States of America
General Partner	Sunoco GP LLC, the general partner of Sunoco LP
IDRs	incentive distribution rights
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Sunoco LP and Energy Transfer, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
NuStar	NuStar Energy L.P.
NuStar Acquisition	acquisition of NuStar completed on May 3, 2024
NuStar Logistics	NuStar Logistics L.P., a wholly owned subsidiary acquired in the NuStar Acquisition
Parkland	Parkland Corporation
SEC	Securities and Exchange Commission
TanQuid	TanQuid GmbH & Co. KG
West Texas Sale	sale of 204 convenience stores in West Texas, New Mexico and Oklahoma completed on April 16, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$116	$94
Accounts receivable, net	1,037	1,162
Inventories, net	1,179	1,068
Other current assets	150	141
Total current assets	2,482	2,465

Property, plant and equipment	9,205	8,914
Accumulated depreciation	(1,534)	(1,240)
Property, plant and equipment, net	7,671	7,674
Other assets:
Operating lease right-of-use assets, net	502	477
Goodwill	1,477	1,477
Intangible assets, net	533	547
Other non-current assets	486	400
Investments in unconsolidated affiliates	1,277	1,335
Total assets	$14,428	$14,375

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$927	$1,255
Accounts payable to affiliates	221	199
Accrued expenses and other current liabilities	448	457
Operating lease current liabilities	32	34
Current maturities of long-term debt	2	2
Total current liabilities	1,630	1,947

Operating lease non-current liabilities	507	479
Long-term debt, net	7,803	7,484
Advances from affiliates	77	82
Deferred tax liabilities	164	157
Other non-current liabilities	150	158
Total liabilities	10,331	10,307

Commitments and contingencies (Note 12)

Equity:
Limited partners:
Common unitholders (136,603,182 units issued and outstanding as of June 30, 2025 and 136,228,535 units issued and outstanding as of December 31, 2024)	4,099	4,066
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Accumulated other comprehensive income (loss)	(2)	2
Total equity	4,097	4,068
Total liabilities and equity	$14,428	$14,375

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Sales revenue	$5,046	$5,851	$9,897	$11,249
Service revenue	314	293	613	356
Lease revenue	30	30	59	68
Total revenues	5,390	6,174	10,569	11,673
COSTS AND EXPENSES:
Cost of sales	4,821	5,609	9,347	10,624
Operating expenses	145	134	288	222
General and administrative	50	134	89	170
Lease expense	19	17	35	35
(Gain) loss on disposal of assets and impairment charges	(2)	52	1	54
Depreciation, amortization and accretion	154	78	310	121
Total cost of sales and operating expenses	5,187	6,024	10,070	11,226
OPERATING INCOME	203	150	499	447
OTHER INCOME (EXPENSE):
Interest expense, net	(123)	(95)	(244)	(158)
Equity in earnings of unconsolidated affiliates	31	2	63	4
Gain on West Texas Sale	—	598	—	598
Loss on extinguishment of debt	(17)	(2)	(19)	(2)
Other, net	(1)	(3)	(1)	(2)
INCOME BEFORE INCOME TAXES	93	650	298	887
Income tax expense	7	149	5	156
NET INCOME	86	501	293	731
Less: Net income attributable to noncontrolling interests	—	8	—	8
NET INCOME ATTRIBUTABLE TO PARTNERS	$86	$493	$293	$723

NET INCOME PER COMMON UNIT:
Basic	$0.33	$3.88	$1.55	$6.43
Diluted	$0.33	$3.85	$1.54	$6.37

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	136,432,676	117,271,408	136,350,550	100,848,078
Diluted	137,146,019	118,054,858	137,040,946	101,657,076

CASH DISTRIBUTION PER COMMON UNIT	$0.9088	$0.8756	$1.8064	$1.7512
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$86	$501	$293	$731
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2	(1)	3	(1)
Actuarial loss related to pension and other postretirement benefit plans	(1)	(1)	(1)	(1)
	1	(2)	2	(2)
Comprehensive income	$87	$499	$295	$729
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	AOCI	Total
Balance, December 31, 2024	$4,066	$2	$4,068
Cash distributions to unitholders, including incentive distributions	(159)	—	(159)
Non-cash unit-based compensation	4	—	4
Other comprehensive income, net of tax	—	1	1
Units issued in acquisition	5	—	5
Other	36	(6)	30
Net income	207	—	207
Balance, March 31, 2025	4,159	(3)	4,156
Cash distributions to unitholders, including incentive distributions	(163)	—	(163)
Non-cash unit-based compensation	5	—	5
Other comprehensive income, net of tax	—	1	1
Units issued in acquisition	13	—	13
Other	(1)	—	(1)
Net income	86	—	86
Balance, June 30, 2025	$4,099	$(2)	$4,097

	Common Unitholders	AOCI	Noncontrolling Interest	Total
Balance, December 31, 2023	$978	$—	$—	$978
Cash distributions to unitholders, including incentive distributions	(91)	—	—	(91)
Non-cash unit-based compensation	4	—	—	4
Net income	230	—	—	230
Balance, March 31, 2024	1,121	—	—	1,121
Cash distributions to unitholders, including incentive distributions	(158)	—	(8)	(166)
Non-cash unit-based compensation	4	—	—	4
Other comprehensive loss, net of tax	—	(2)	—	(2)
NuStar Acquisition	2,850	—	801	3,651
Preferred unit redemption	17	—	(801)	(784)
Other	(3)	8	—	5
Net income	493	—	8	501
Balance, June 30, 2024	$4,324	$6	$—	$4,330
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$293	$731
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	310	121
Amortization of deferred financing fees	8	6
Loss on disposal of assets and impairment charges	1	54
Loss on extinguishment of debt	19	2
Gain on West Texas Sale	—	(598)
Other non-cash, net	28	3
Non-cash unit-based compensation expense	9	8
Deferred income tax benefit	(6)	(64)
Inventory valuation adjustments	(21)	(98)
Equity in earnings of unconsolidated affiliates	(63)	(4)
Distributions from unconsolidated affiliates	117	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	125	(68)
Accounts receivable from affiliates	—	(13)
Inventories, net	(90)	(53)
Other assets	(41)	61
Accounts payable	(328)	205
Accounts payable to affiliates	19	(56)
Accrued expenses and other current liabilities	(9)	65
Other non-current liabilities	28	(86)
Net cash provided by operating activities	399	216
INVESTING ACTIVITIES:
Capital expenditures	(261)	(111)
Cash paid for acquisitions	(104)	(185)
NuStar Acquisition, net of cash received	—	27
Contributions to unconsolidated affiliates	(40)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	47	4
Proceeds from West Texas Sale	—	990
Proceeds from disposal of property, plant and equipment	8	2
Net cash (used in) provided by investing activities	(350)	727
FINANCING ACTIVITIES:
Senior notes borrowings	1,000	1,500
Senior notes repayments	(620)	(405)
GoZone bond repayment	(75)	—
Credit Facility borrowings	1,536	1,241
Credit Facility repayments	(1,533)	(2,022)
Loan origination costs	(13)	(19)
Preferred units redemption	—	(784)
Cash distributions to unitholders, including incentive distributions	(322)	(249)
Cash distributions to noncontrolling interests	—	(8)
Net cash used in financing activities	(27)	(746)
Net increase in cash and cash equivalents	22	197
Cash and cash equivalents, beginning of period	94	29
Cash and cash equivalents, end of period	$116	$226

Non-cash investing and financing activities:
Units issued in connection with NuStar Acquisition	$—	$2,850
Units issued in connection with acquisitions	18	—
Lease assets obtained in exchange for new lease liabilities	35	1
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except per unit data, are in millions)
(unaudited)
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “Sunoco,” “we,” “us” or “our” should be understood to refer to Sunoco LP and its consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our General Partner, which is owned by Energy Transfer. As of June 30, 2025, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units and all of our IDRs.
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
Significant Accounting Policies
As of June 30, 2025, there have been no changes in the Partnership's significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $35 million and $41 million for the three months ended June 30, 2025 and 2024, respectively, and $64 million and $100 million for the six months ended June 30, 2025 and 2024, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations.
3.Acquisitions
Parkland Acquisition
On May 5, 2025, Sunoco and Parkland announced that the parties have entered into a definitive agreement whereby Sunoco plans to acquire all outstanding shares of Parkland in a cash and equity transaction (the "Parkland Acquisition") valued at approximately $9.1 billion as of the announcement date, including assumed debt.
As part of the transaction, Sunoco intends to repurpose and rename an existing subsidiary as SunocoCorp LLC (“SunocoCorp”) which will become a publicly traded entity classified as a corporation for U.S. federal income tax purposes, with SunocoCorp common units being traded on the New York Stock Exchange. SunocoCorp is expected to hold limited partnership units of Sunoco that are generally economically equivalent to Sunoco’s publicly traded common units on the basis of one Sunoco common unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco unitholders.
Under the terms of the agreement, Parkland shareholders would receive 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction does not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close.
The transaction is currently expected to close in the fourth quarter of 2025 upon the satisfaction of closing conditions, including customary regulatory and stock exchange listing approvals.
As a result of the pending acquisition, we recognized $8 million of merger-related expenses during the six months ended June 30, 2025, which are included in general and administrative expenses in our consolidated statement of operations.
TanQuid Acquisition
In March 2025, the Partnership entered into an agreement to acquire TanQuid for approximately €500 million (approximately $586 million as of June 30, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the second half of 2025, subject to customary closing conditions, and will be funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first quarter of 2025, we acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco LP common units, which had an aggregate acquisition-date fair value of approximately $5 million.
In the second quarter of 2025, we acquired a total of 151 fuel distribution consignment sites in three separate transactions for total consideration of approximately $105 million plus working capital. Aggregate consideration included $92 million in cash and 251,646 newly issued Sunoco LP common units which had an aggregate acquisition-date fair value of approximately $13 million.
These transactions were accounted for as asset acquisitions, and the purchase price was primarily allocated to inventories, property, plant and equipment and other non-current assets.
4.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	June 30, 2025	December 31, 2024
Accounts receivable, trade	$894	$1,058
Credit card receivables	71	28
Other receivables	75	78
Allowance for expected credit losses	(3)	(2)
Accounts receivable, net	$1,037	$1,162
5.Inventories, net
Fuel inventories are stated at the lower of cost or market using the LIFO method. As of June 30, 2025 and December 31, 2024, the Partnership’s fuel inventory balance included lower of cost or market reserves of $295 million and $316 million, respectively. For the three and six months ended June 30, 2025 and 2024, the Partnership’s consolidated statements of operations did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended June 30, 2025 and 2024, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $40 million and $32 million, respectively, which decreased net income. For the six months ended June 30, 2025 and 2024, the Partnership's cost of sales included favorable inventory valuation adjustments of $21 million and $98 million, respectively, which increased net income.
Inventories, net, consisted of the following:

	June 30, 2025	December 31, 2024
Fuel	$1,163	$1,054
Other	16	14
Inventories, net	$1,179	$1,068
6.Investments in Unconsolidated Affiliates
The carrying value of our investment in J.C. Nolan was $121 million and $123 million as of June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, we recorded equity in earnings from J.C. Nolan of $1 million and $2 million, respectively. For the six months ended June 30, 2025 and 2024, we recorded equity in earnings from J.C. Nolan of $3 million and $4 million, respectively.

The carrying value of our investment in ET-S Permian was $1.16 billion and $1.21 billion as of June 30, 2025 and December 31, 2024, respectively. We recorded equity in earnings from ET-S Permian of $30 million for the three months ended June 30, 2025 and $60 million for the six months ended June 30, 2025. ET-S Permian was formed in July 2024; therefore, our consolidated financial statements for the three and six months ended June 30, 2024 did not reflect any equity in earnings from this joint venture.
The following tables present selected balance sheet and income statement data for ET-S Permian:

	June 30, 2025	December 31, 2024
Current assets	$2,849	$273
Property, plant and equipment, net	3,326	3,302
Other assets	323	311
Total assets	$6,498	$3,886

Current liabilities	$2,906	$106
Non-current liabilities	35	50
Equity	3,557	3,730
Total liabilities and equity	$6,498	$3,886

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues (1)	$5,632	$9,092
Operating income	97	189
Net income	93	185
(1) Includes transactions with affiliates for the three and six months ended June 30, 2025 of $5.55 billion and $8.90 billion, respectively.
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Wage and other employee-related accrued expenses	$41	$64
Accrued tax expense	162	152
Accrued insurance expense	31	39
Accrued interest expense	89	82
Dealer deposits	24	24
Accrued environmental expense	8	7
Contract liabilities	12	17
Other	81	72
Total	$448	$457

8.Debt Obligations
Our debt obligations consisted of the following:

	June 30, 2025	December 31, 2024
Credit Facility	$206	$203
5.750% senior notes due 2025	—	600
6.000% senior notes due 2026 (1)	500	500
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
7.250% senior notes due 2032	750	750
6.250% senior notes due 2033	1,000	—
GoZone Bonds	247	322
Lease-related financing obligations	131	132
Net unamortized premiums, discounts and fair value adjustments	16	16
Deferred debt issuance costs	(45)	(37)
Total debt	7,805	7,486
Less: current maturities	2	2
Total long-term debt, net	$7,803	$7,484
(1)    As of June 30, 2025, $500 million aggregate principal amount of 6.000% senior notes due before June 30, 2026 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
March 2025 Senior Notes Offering and Redemption
In March 2025, the Partnership issued $1.00 billion aggregate principal amount of 6.250% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. The Partnership used the net proceeds from the private offering to repay its $600 million aggregate principal amount of 5.750% senior notes due 2025 and to repay a portion of the outstanding borrowings under its Credit Facility.
GoZone Bonds
NuStar Logistics' obligations include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”).
As reflected in the table below, the holders of the Series 2008 and Series 2010B GoZone Bonds are required to tender their bonds at the applicable mandatory purchase date in exchange for 100% of the principal plus accrued and unpaid interest, after which these bonds may be remarketed with a new interest rate established. Each of the Series 2010 and Series 2010A GoZone Bonds is subject to redemption on or after June 1, 2030 by the Parish of St. James, at our option, in whole or in part, at a redemption price of 100% of the principal amount to be redeemed plus accrued and unpaid interest. Interest on the GoZone Bonds is payable semi-annually on June 1 and December 1 of each year. The previously outstanding $75 million principal amount of Series 2011 GoZone Bonds were repurchased on the mandatory purchase date of June 1, 2025 but were not remarketed.
The following table summarizes the GoZone Bonds outstanding as of June 30, 2025:

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
Credit Facilities
The Partnership's $1.50 billion Credit Facility, which shall be increased to approximately $2.46 billion upon and subject to the Parkland Acquisition closing date, matures in June 2030, which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an aggregate amount of $2.00 billion, or, on and after the Parkland Acquisition closing date, $3.50 billion. As of June 30, 2025, we had $206 million of outstanding borrowings on the Credit Facility and $51 million in standby letters of credit were outstanding. The unused availability on the Credit Facility as of June 30, 2025 was $1.24 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2025 was 6.42%. The Partnership was in compliance with all financial covenants as of June 30, 2025.
On May 16, 2025, the Credit Facility was amended, effective as of the Parkland Acquisition closing date, to, among other things, (i) increase the letter of credit sublimit from $100 million to $250 million, (ii) exclude Parkland and its subsidiaries from any requirement to provide a guarantee of the Obligations (as defined in the credit agreement) to the extent (x) such guarantee would not be permitted under any existing indebtedness of Parkland and its subsidiaries that remains outstanding after the Parkland Acquisition closing date or (y) such guarantee, if provided by a domestic subsidiary that is a direct or indirect subsidiary of a foreign subsidiary, could reasonably be expected to have material adverse tax consequences and (iii) permit the Partnership or any of its subsidiaries to incur (x) Parkland Acquisition bridge debt in an aggregate principal amount not to exceed $2.65 billion and (y) Parkland backstop bridge debt in an aggregate principal amount not to exceed $3.40 billion less reductions to such maximum amount as set forth in the credit agreement.
On June 17, 2025, the Credit Facility was amended to, among other things, (i) extend the maturity date of the revolving credit facility from May 3, 2029 to June 17, 2030, (ii) increase the aggregate principal amount of the revolving loan commitments from $1.50 billion to approximately $2.46 billion, upon and subject to the Parkland Acquisition closing date, (iii) increase the swingline sublimit on and after the Parkland Acquisition closing date from $100 million to $500 million, of which $250 million will be dedicated to swingline borrowings in Canadian Dollars and $250 million will be dedicated to swingline borrowings in U.S. Dollars, and (iv) add the ability to borrow revolving loans in Canadian Dollars.
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of June 30, 2025, this facility had no outstanding borrowings.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of June 30, 2025 were $7.92 billion and $7.81 billion, respectively. As of December 31, 2024, the aggregate fair value and carrying amount of our consolidated debt obligations were $7.45 billion and $7.49 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
9.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Asset retirement obligations	$87	$84
Accrued environmental expense, long-term	18	21
Other	45	53
Total	$150	$158
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

Summary of Transactions
Related party transactions for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Motor fuel sales to affiliates	$5	$—	$7	$4
Bulk fuel purchases from affiliates	323	373	617	770
Expense reimbursement	10	8	21	17
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Accounts payable to affiliates were $221 million and $199 million as of June 30, 2025 and December 31, 2024, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $77 million and $82 million as of June 30, 2025 and December 31, 2024, respectively, which were related to treasury services agreements with Energy Transfer.
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
Revenues from our Terminals segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues) and throughput agreements, under which a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees. Additionally, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment. We recognized lease revenues from these leases of $12 million and $24 million for the three and six months ended June 30, 2025, respectively, which are included in “Service revenue” in our consolidated statement of operations.

The following table depicts the disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fuel	$4,991	$5,797	$9,798	$11,151
Non-fuel	75	81	142	146
Lease income	30	30	59	68
Pipeline throughput	163	138	321	138
Terminal throughput	31	20	58	36
Other	100	108	191	134
Total revenues	$5,390	$6,174	$10,569	$11,673
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Contract assets	$329	$288
Accounts receivable from contracts with customers	962	1,084
Contract liabilities	33	39
The following table summarizes the consolidated activity of our contract liabilities :

Contract Liabilities
Balance, December 31, 2024	$39
Additions	10
Revenue recognized	(16)
Balance, June 30, 2025	$33

Contract Liabilities
Balance, December 31, 2023	$—
NuStar Acquisition	78
Zenith European terminals acquisition	3
Additions	19
Revenue recognized	(19)
Balance, June 30, 2024	$81
Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of June 30, 2025.

		Remaining Performance Obligations
2025	(remaining)	$201
2026		301
2027		202
2028		155
2029		110
Thereafter		275
Total		$1,244
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.

Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $10 million and $9 million for the three months ended June 30, 2025 and 2024, respectively, and $19 million and $17 million for the six months ended June 30, 2025 and 2024, respectively.
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
New York Motor Fuel Excise Tax Audit
New York State issued a motor fuel excise tax assessment to Sunoco LLC, a wholly owned subsidiary of the Partnership, in the amount of approximately $20 million, exclusive of penalties and interest, for the periods of March 2017 through May 2020. Sunoco LLC intends to pursue all available avenues of appeal and contest the full amount of the assessment. Sunoco LLC cannot predict the outcome of this matter at this time.
13.Equity
As of June 30, 2025, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 108,139,215 of our common units. As of June 30, 2025, our wholly owned subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership.
Common Units
The change in our outstanding common units for the six months ended June 30, 2025 was as follows:

Number of Units
Number of common units at December 31, 2024	136,228,535
Phantom unit vesting	31,225
Units issued in acquisitions	343,422
Number of common units at June 30, 2025	136,603,182
Cash Distributions
Our partnership agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or declared subsequent to December 31, 2024 were as follows:

	Limited Partners
Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
February 19, 2025	$0.8865	$121	$37
May 20, 2025	0.8976	122	39
August 19, 2025	0.9088	124	41
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2025	December 31, 2024
Foreign currency translation adjustment	$(4)	$(1)
Actuarial gains related to pensions and other postretirement benefits	2	3
Total AOCI included in partners’ capital, net of tax	$(2)	$2

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
The following tables present financial information by segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Fuel Distribution
Revenues from external customers	$5,096	$5,908	$9,999	$11,365
Intersegment revenues	9	11	22	20
	5,105	5,919	10,021	11,385
Pipeline Systems
Revenues from external customers	181	177	354	177
Intersegment revenues	1	1	2	1
	182	178	356	178
Terminals
Revenues from external customers	113	89	216	131
Intersegment revenues	230	253	466	510
	343	342	682	641
Eliminations	(240)	(265)	(490)	(531)
Total	$5,390	$6,174	$10,569	$11,673

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales:
Fuel Distribution	$4,843	$5,615	$9,398	$10,664
Pipeline Systems	(1)	6	(1)	5
Terminals	219	253	440	486
Eliminations	(240)	(265)	(490)	(531)
Total	$4,821	$5,609	$9,347	$10,624

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating and lease expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$74	$73	$146	$156
Pipeline Systems	45	38	89	39
Terminals	43	38	85	59
Total	$162	$149	$320	$254

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$26	$20	$46	$43
Pipeline Systems	11	83	20	86
Terminals	10	29	17	36
Total	$47	$132	$83	$165

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other(1):
Fuel Distribution	$(44)	$(34)	$5	$59
Pipeline Systems	(50)	(2)	(101)	(5)
Terminals	—	—	3	14
Total	$(94)	$(36)	$(93)	$68
(1)    Other includes Adjusted EBITDA from unconsolidated affiliates, unrealized gains and losses on commodity derivatives, inventory valuation adjustments and other less significant items, as applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA:
Fuel Distribution	$206	$245	$426	$463
Pipeline Systems	177	53	349	53
Terminals	71	22	137	46
Total	$454	$320	$912	$562

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of net income to Adjusted EBITDA:
Net income	$86	$501	$293	$731
Depreciation, amortization and accretion	154	78	310	121
Interest expense, net	123	95	244	158
Non-cash unit-based compensation expense	5	4	9	8
(Gain) loss on disposal of assets and impairment charges	(2)	52	1	54
Loss on extinguishment of debt	17	2	19	2
Unrealized (gains) losses on commodity derivatives	(7)	(6)	(8)	7
Inventory valuation adjustments	40	32	(21)	(98)
Equity in earnings of unconsolidated affiliates	(31)	(2)	(63)	(4)
Adjusted EBITDA related to unconsolidated affiliates	51	3	101	6
Gain on West Texas Sale	—	(598)	—	(598)
Other non-cash adjustments	11	10	22	19
Income tax expense	7	149	5	156
Adjusted EBITDA (consolidated)	$454	$320	$912	$562

	June 30, 2025	December 31, 2024
Assets:
Fuel Distribution	$5,932	$6,047
Pipeline Systems	6,086	6,213
Terminals	2,218	1,944
Total segment assets	14,236	14,204
Other partnership assets	192	171
Total assets	$14,428	$14,375
15.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income per common unit computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$86	$501	$293	$731
Less:
Net income attributable to noncontrolling interests	—	8	—	8
Incentive distribution rights	40	36	79	72
Distributions on unvested phantom unit awards	1	2	3	3
Common unitholders’ interest in net income	$45	$455	$211	$648

Weighted average common units outstanding:
Basic	136,432,676	117,271,408	136,350,550	100,848,078
Dilutive effect of unvested phantom unit awards	713,343	783,450	690,396	808,998
Diluted	137,146,019	118,054,858	137,040,946	101,657,076

Net income per common unit:
Basic	$0.33	$3.88	$1.55	$6.43
Diluted	$0.33	$3.85	$1.54	$6.37

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
Cautionary Statement Regarding Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “could,” “expect,” “anticipate,” “intend,” “forecast,” “assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
•our ability to make, complete and integrate acquisitions from affiliates or third parties, including the ability to successfully integrate Parkland's business once the Parkland Acquisition is completed;
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
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, political and regulatory changes implemented by the Trump Administration, continued hostilities in the Middle East, including the Israel-Hamas conflict, and conflict with Iran, and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;

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
Many of the foregoing risks and uncertainties are, and will be, heightened by any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025 or from the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
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
Recent Developments
Acquisitions
Parkland Acquisition
On May 5, 2025, Sunoco and Parkland announced that the parties have entered into a definitive agreement whereby Sunoco plans to acquire all outstanding shares of Parkland in a cash and equity transaction valued at approximately $9.1 billion as of the announcement date, including assumed debt.
As part of the transaction, Sunoco intends to repurpose and rename an existing subsidiary as SunocoCorp LLC (“SunocoCorp”) which will become a publicly traded entity classified as a corporation for U.S. federal income tax purposes, with SunocoCorp common units being traded on the New York Stock Exchange. SunocoCorp is expected to hold limited partnership units of Sunoco that are generally economically equivalent to Sunoco’s publicly traded common units on the basis of one Sunoco common unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco will ensure that

SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco unitholders.
Under the terms of the agreement, Parkland shareholders would receive 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction does not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close.
The transaction is currently expected to close in the fourth quarter of 2025 upon the satisfaction of closing conditions, including customary regulatory and stock exchange listing approvals.
TanQuid Acquisition
In March 2025, the Partnership entered into an agreement to acquire TanQuid for approximately €500 million (approximately $586 million as of June 30, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the second half of 2025, subject to customary closing conditions, and will be funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first quarter of 2025, we acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco LP common units, which had an aggregate acquisition-date fair value of approximately $5 million.
In the second quarter of 2025, we acquired a total of 151 fuel distribution consignment sites in three separate transactions for total consideration of approximately $105 million plus working capital. Aggregate consideration included $92 million in cash and 251,646 newly issued Sunoco LP common units which had an aggregate acquisition-date fair value of approximately $13 million.
Regulatory Update
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA permanently reinstates 100% bonus depreciation on qualified property and modifies the calculation of the business interest expense limitation for U.S. federal income tax purposes. We anticipate the OBBBA will defer the payment of a significant portion of the Partnership's corporate subsidiaries’ U.S. federal income taxes in future periods. All effects of changes in tax law are recognized in the consolidated financial statements during the period of enactment. As such, the effects of the OBBBA are not reflected in our provision for income taxes as of and for the three and six months ended June 30, 2025. However, because the income tax provisions of the Partnership's corporate subsidiaries include both current and deferred income taxes, we currently do not anticipate a significant impact to the Partnership's overall income tax expense in future periods.
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
•although depreciation, amortization and accretion are non-cash charges, the assets being depreciated, amortized and accreted will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and
•as not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.
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

Results of Operations
Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Segment Adjusted EBITDA:
Fuel Distribution	$206	$245	$(39)	$426	$463	$(37)
Pipeline Systems	177	53	124	349	53	296
Terminals	71	22	49	137	46	91
Adjusted EBITDA (consolidated)	$454	$320	$134	$912	$562	$350

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$86	$501	$(415)	$293	$731	$(438)
Depreciation, amortization and accretion	154	78	76	310	121	189
Interest expense, net	123	95	28	244	158	86
Non-cash unit-based compensation expense	5	4	1	9	8	1
(Gain) loss on disposal of assets and impairment charges	(2)	52	(54)	1	54	(53)
Loss on extinguishment of debt	17	2	15	19	2	17
Unrealized (gains) losses on commodity derivatives	(7)	(6)	(1)	(8)	7	(15)
Inventory valuation adjustments	40	32	8	(21)	(98)	77
Equity in earnings of unconsolidated affiliates	(31)	(2)	(29)	(63)	(4)	(59)
Adjusted EBITDA related to unconsolidated affiliates	51	3	48	101	6	95
Gain on West Texas Sale	—	(598)	598	—	(598)	598
Other non-cash adjustments	11	10	1	22	19	3
Income tax expense	7	149	(142)	5	156	(151)
Adjusted EBITDA (consolidated)	$454	$320	$134	$912	$562	$350
Net Income. For the three and six months ended June 30, 2025 compared to the same periods last year, net income decreased primarily due to a $598 million gain on the West Texas Sale in April 2024, as well as increases in interest expense and losses on extinguishment of debt. These decreases were partially offset by an increase in operating income, primarily driven by higher Adjusted EBITDA offset by increased depreciation, amortization and accretion, as well as higher equity in earnings of unconsolidated affiliates. These increases and decreases are discussed further below.
Adjusted EBITDA (consolidated). For the three and six months ended June 30, 2025 compared to the same periods last year, Adjusted EBITDA increased primarily due to an increase in total segment profit of $11 million and $235 million, respectively, excluding unrealized gains and losses on commodity derivatives and inventory valuation adjustments, primarily related to the acquisitions of NuStar and Zenith European terminals, an increase in Adjusted EBITDA related to unconsolidated affiliates of $48 million and $95 million, respectively, and decreases in operating costs (including operating expenses, general and administrative expenses and lease expense) of $71 million and $15 million, respectively, primarily due to a decrease in general and administrative expenses related to one-time NuStar Acquisition costs in 2024, partially offset by increases in operating expenses.
Additional discussion on the changes impacting net income and comprehensive income (loss) and Adjusted EBITDA for the three and six months ended June 30, 2025 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Amortization and Accretion. For the three and six months ended June 30, 2025 compared to the same periods last year, depreciation, amortization and accretion increased primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions.
Interest Expense, net. For the three months ended June 30, 2025 compared to the same period last year, interest expense increased primarily due to an increase in average total long-term debt, including debt assumed in the NuStar Acquisition.

(Gain) Loss on Disposal of Assets and Impairment Charges. For the three and six months ended June 30, 2024 loss on disposal of assets and impairment charges primarily related to the termination of a lease in June 2024.
Loss on Extinguishment of Debt. For the three and six months ended June 30, 2025, loss on extinguishment of debt was primarily due to the termination of bridge financing related to the pending Parkland acquisition.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2025 and 2024, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $40 million and $32 million, respectively, which decreased net income. For the six months ended June 30, 2025 and 2024, the Partnership's cost of sales included favorable inventory valuation adjustments of $21 million and $98 million, respectively, which increased net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. For the three and six months ended June 30, 2025, the increase in the amounts reported related to unconsolidated affiliates was primarily due to the formation of ET-S Permian effective July 1, 2024.
Gain on West Texas Sale. The gain on West Texas Sale relates to the gain recognized by Sunoco LP upon completion of the sale of convenience stores to 7-Eleven Inc. in April 2024.
Income Tax Expense. For the three and six months ended June 30, 2025 compared to the same periods last year, income tax expense decreased primarily due to a taxable gain recognized by a corporate subsidiary on the West Texas Sale in April 2024.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Equity in earnings of unconsolidated affiliates
J.C. Nolan	$1	$2	$(1)	$3	$4	$(1)
ET-S Permian	30	—	30	60	—	60
Total equity in earnings of unconsolidated affiliates	$31	$2	$29	$63	$4	$59

Adjusted EBITDA related to unconsolidated affiliates(1):
J.C. Nolan	$3	$3	$—	$6	$6	$—
ET-S Permian	48	—	48	95	—	95
Total Adjusted EBITDA related to unconsolidated affiliates	$51	$3	$48	$101	$6	$95

Distributions received from unconsolidated affiliates:
J.C. Nolan	$3	$3	$—	$5	$4	$1
ET-S Permian	43	—	43	159	—	159
Total distributions received from unconsolidated affiliates	$46	$3	$43	$164	$4	$160
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
The following table presents a reconciliation of segment profit to gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Fuel Distribution segment profit	$262	$304	$(42)	$623	$721	$(98)
Pipeline Systems segment profit	183	172	11	357	173	184
Terminals segment profit	124	89	35	242	155	87
Total segment profit	569	565	4	1,222	1,049	173
Depreciation, amortization and accretion, excluding corporate and other	153	77	76	309	120	189
Gross profit	$416	$488	$(72)	$913	$929	$(16)
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
Fuel Distribution

	Three Months Ended June 30,						Six Months Ended June 30,
	2025		2024		Change		2025		2024		Change
Motor fuel gallons sold (millions)	2,188		2,189		(1)		4,275		4,289		(14)
Motor fuel profit cents per gallon(1)	10.5	¢	11.8	¢	(1.3)	¢	11.0	¢	11.4	¢	(0.4)	¢
Fuel profit	$191		$230		$(39)		$488		$574		$(86)
Non-fuel profit	41		44		(3)		76		79		(3)
Lease profit	30		30		—		59		68		(9)
Fuel Distribution segment profit	$262		$304		$(42)		$623		$721		$(98)
Expenses	$102		$96		$6		$196		$207		$(11)

Segment Adjusted EBITDA	$206		$245		$(39)		$426		$463		$(37)
(1)    Excludes the impact of inventory valuation adjustments consistent with the definition of Adjusted EBITDA.
Volumes. For the three and six months ended June 30, 2025 compared to the same periods last year, volumes decreased primarily due to the sale of assets in West Texas (the “West Texas Sale”) in April 2024, partially offset by volume increases from investment and profit optimization.
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment decreased due to the net impact of the following:
•a decrease of $29 million due to lower profit per gallon; and
•an increase of $6 million in expenses primarily due to the pending Parkland acquisition.

For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment decreased due to the net impact of the following:
•a decrease of $32 million related to a decrease in gallons sold due to the West Texas Sale and a decrease in profit per gallon;
•a decrease of $9 million in lease profit due to the West Texas Sale; and
•an increase in general and administrative expenses of $3 million due to the pending Parkland acquisition; partially offset by
•a decrease in operating expenses of $10 million primarily due to the West Texas Sale and lower allocated overhead.

Pipeline Systems

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Pipelines throughput (thousand barrels per day)	1,231	1,264	(33)	1,244	632	612
Pipeline Systems segment profit	$183	$172	$11	$357	$173	$184
Expenses	$58	$121	$(63)	$112	$124	$(12)

Segment Adjusted EBITDA	$177	$53	$124	$349	$53	$296
Volumes. For the three months ended June 30, 2025 compared to the same period last year, throughput volumes decreased primarily due to the contribution of assets to ET-S Permian in July 2024. For the six months ended June 30, 2025 compared to the same period last year, throughput volumes increased primarily due to recently acquired assets.
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the net impact of the following:
•an $11 million increase in segment profit comprised of a $61 million increase from the timing of the acquisition of NuStar, which occurred on May 3, 2024 and therefore is only reflected for two months in the prior period, partially offset by a $50 million decrease from the deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024;
•a $48 million increase in Adjusted EBITDA related to the formation of ET-S Permian; and
•a $65 million decrease in operating costs primarily due to a decrease in general and administrative expenses related to one-time NuStar acquisition expenses incurred in 2024. This decrease was partially offset by an increase in operating expenses from the timing of the acquisition of NuStar, which occurred on May 3, 2024 and therefore is only reflected for two months in the prior period and for which the impact was partially offset by a decrease of $6 million from the deconsolidation of certain NuStar assets in connection with the formation of ET-S Permian effective July 1, 2024.
For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the net impact of the following:
•a $184 million increase in segment profit comprised of a $234 million increase from the timing of the acquisition of NuStar, which occurred on May 3, 2024 and therefore is only reflected for two months in the prior period, partially offset by a $50 million decrease from the deconsolidation of certain of NuStar’s assets in connection with the formation of ET-S Permian effective July 1, 2024;
•a $95 million increase in Adjusted EBITDA related to the formation of ET-S Permian; and
•a $16 million decrease in operating costs primarily due to a decrease in general and administrative expenses related to one-time NuStar acquisition expenses incurred in 2024. This decrease was partially offset by an increase in operating expenses from the timing of the acquisition of NuStar, which occurred on May 3, 2024 and therefore is only reflected for two months in the prior period and for which the impact was partially offset by a decrease of $6 million from the deconsolidation of certain NuStar assets in connection with the formation of ET-S Permian effective July 1, 2024.

Terminals

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Throughput (thousand barrels per day)	692	638	54	656	531	125
Terminals segment profit	$124	$89	$35	$242	$155	$87
Expenses	$54	$68	$(14)	$104	$96	$8

Segment Adjusted EBITDA	$71	$22	$49	$137	$46	$91
Volumes. For the three and six months ended June 30, 2025 compared to the same periods last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased due to the net impact of the following:
•a $33 million increase in segment profit (excluding inventory valuation adjustments) primarily due to the timing of the acquisition of NuStar, which occurred on May 3, 2024 and therefore is only reflected for two months in the prior period; and
•a $14 million decrease in operating costs primarily due to a decrease in general and administrative expenses related to one-time NuStar acquisition expenses incurred in 2024. This decrease was partially offset by an increase in operating expenses from the timing of the acquisition of NuStar on May 3, 2024 and therefore is only reflected for two months in the prior period.
For the six months ended June 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased due to the net impact of the following:
•a $97 million increase in segment profit (excluding inventory valuation adjustments) due to the acquisition of NuStar and Zenith European terminals; partially offset by
•an $7 million increase in operating costs primarily due to an increase in operating expenses from the timing of the acquisition of NuStar on May 3, 2024. This increase was partially offset by a decrease in general and administrative expenses related to one-time NuStar acquisition expenses incurred in 2024.
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
As of June 30, 2025, we had $116 million of cash and cash equivalents on hand and borrowing capacity of $1.24 billion on our Credit Facility. The Partnership was in compliance with all financial covenants at June 30, 2025. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2025; however, we may issue debt or equity securities as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

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
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Net cash provided by operating activities during 2025 was $399 million compared to $216 million for 2024, and net income was $293 million for 2025 and $731 million for 2024. The difference between net income and net cash provided by operating activities for the six months ended June 30, 2025 primarily consisted of net changes in operating assets and liabilities of $296 million, non-cash items totaling $285 million. Net income also included equity in earnings of unconsolidated affiliates of $63 million and $4 million in 2025 and 2024, respectively, while cash provided by operating activities included cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $117 million in 2025.
The non-cash activity in 2025 and 2024 consisted primarily of depreciation, amortization and accretion of $310 million and $121 million, respectively, non-cash unit-based compensation expense of $9 million and $8 million, respectively, favorable inventory valuation adjustments of $21 million and $98 million, respectively, loss on extinguishment of debt of $19 million and $2 million, respectively, loss on disposal of assets and impairment charges of $1 million and $54 million, respectively, amortization of deferred financing fees of $8 million and $6 million, respectively, and deferred income tax benefit of $6 million and $64 million, respectively.
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
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Net cash used in investing activities during 2025 was $350 million compared to net cash provided by investing activities of $727 million in 2024. Capital expenditures for 2025 were $261 million compared to $111 million for 2024. In 2025, we paid $104 million in cash for the acquisitions of fuel equipment, motor fuel inventory, supply agreements and fuel distribution consignment sites. In 2024, we paid $185 million in cash for the acquisition of Zenith European terminals, received $27 million in cash from the NuStar Acquisition and received $990 million in cash proceeds from the West Texas Sale. Proceeds from disposal of property, plant and equipment were $8 million and $2 million for 2025 and 2024, respectively.
In 2025, we paid $40 million in cash contributions to unconsolidated affiliates. Distributions from unconsolidated affiliates in excess of cumulative earnings were $47 million and $4 million for 2025 and 2024, respectively.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Net cash used in financing activities during 2025 was $27 million compared to $746 million in 2024.
During the six months ended June 30, 2025, we:
•borrowed $1.00 billion and repaid $620 million in senior notes;
•borrowed $1.54 billion and repaid $1.53 billion under the Credit Facility;
•repurchased $75 million principal amount of Series 2011 GoZone Bonds;
•paid $13 million in loan origination costs; and

•paid $322 million in distributions to our unitholders, of which $127 million was paid to Energy Transfer.
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
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C unit outstanding. There is no guarantee that we will pay a distribution on our units. In July 2025, we declared a quarterly distribution of $0.9088 per common unit, which will result in the payment of approximately $124 million to common unitholders and $41 million to the IDR holders. The declared distribution will be paid on August 19, 2025 to unitholders of record on August 8, 2025.
Capital Expenditures
For the six months ended June 30, 2025, total capital expenditures on an accrual basis were $261 million, which included $195 million for growth capital and $66 million for maintenance capital. This includes the Partnership's proportionate share of capital expenditures related to its investments in ET-S Permian and J.C. Nolan of $33 million for growth capital and $4 million for maintenance capital.
We currently expect to spend approximately $150 million in maintenance capital expenditures and at least $400 million in growth capital for the full year 2025. These amounts include the Partnership's proportionate share for joint ventures.
Description of Indebtedness
As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	June 30, 2025	December 31, 2024
Credit Facility	$206	$203
5.750% senior notes due 2025	—	600
6.000% senior notes due 2026 (1)	500	500
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
7.250% senior notes due 2032	750	750
6.250% senior notes due 2033	1,000	—
GoZone Bonds	247	322
Lease-related financing obligations	131	132
Net unamortized premiums, discounts and fair value adjustments	16	16
Deferred debt issuance costs	(45)	(37)
Total debt	7,805	7,486
Less: current maturities	2	2
Total long-term debt, net	$7,803	$7,484
(1)    As of June 30, 2025, $500 million aggregate principal amount of 6.000% senior notes due before June 30, 2026 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.

March 2025 Senior Notes Offering and Redemption
In March 2025, the Partnership issued $1.00 billion aggregate principal amount of 6.250% senior notes due 2033 in a private offering. These notes will mature on July 1, 2033 and interest is payable semi-annually on January 1 and July 1 of each year. The Partnership used the net proceeds from the private offering to repay its $600 million aggregate principal amount of 5.750% senior notes due 2025 and to repay a portion of the outstanding borrowings under its Credit Facility.
Credit Facility
As of June 30, 2025, we had $206 million of outstanding borrowings on the Credit Facility, which matures in June 2030, and $51 million standby letters of credit were outstanding. The unused availability on the Credit Facility as of June 30, 2025 was $1.24 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2025 was 6.42%. The Partnership was in compliance with all financial covenants as of June 30, 2025.
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

Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:	June 30, 2025	December 31, 2024
Current assets	$2,310	$2,225
Non-current assets	11,048	11,119
Current liabilities(a)	1,576	1,903
Non-current liabilities, including long-term debt	8,574	8,244
(a)Excludes $140 million and $73 million of net intercompany payables owed to the non-guarantor subsidiaries from the Guarantor Issuer Group as of June 30, 2025 and December 31, 2024, respectively.
Long-term assets for the non-guarantor subsidiaries totaled $898 million and $792 million as of June 30, 2025 and December 31, 2024, respectively.

Summarized Combined Income Statement Information for the Guarantor Issuer Group:	Six Months Ended June 30, 2025
Revenues	$10,228
Operating income	373
Net income	170
Revenues and net income for the non-guarantor subsidiaries totaled $341 million and $123 million, respectively, for the six months ended June 30, 2025.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025. No significant changes have occurred subsequent to the Form 10-K filing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had $206 million outstanding borrowings on the Credit Facility as of June 30, 2025. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first six months of 2025 or 2024.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2025, we held approximately $1.15 billion of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, “positions”) to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy. On a consolidated basis, the Partnership had a position of 3.2 million barrels with an aggregate unrealized gain of $4 million at June 30, 2025.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact or other legal proceedings required to be reported herein.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 and in “Part II — Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 29, 2025, the Partnership issued 251,646 common units (valued at approximately $13 million for accounting purposes) as a portion of the consideration for an acquisition, see “Recent Developments - Acquisitions” in “Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.” The issuance of the common units did not involve any underwriters or any public offering and was in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. The Partnership did not engage in a general solicitation or advertising with regard to the issuance of these common units. The recipients of the common units were determined to be accredited investors.
Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 22, 2024, by and among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC and Sunoco GP, LLC (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 22, 2024)

2.2
Contribution Agreement, by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC, dated as of July 14, 2024 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

2.3
Arrangement Agreement, dated as of May 4, 2025, by and among Sunoco LP, NuStar GP Holdings, LLC, 2709716 Alberta Ltd. and Parkland Corporation (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 6, 2025)

2.4
First Amending Agreement to the Arrangement Agreement, dated as of May 26, 2025, by and among Sunoco LP, NuStar GP Holdings, LLC, 2709716 Alberta Ltd. and Parkland Corporation (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 29, 2025)

3.1
Second Amended and Restated Certificate of Limited Partnership of Sunoco LP, dated as of May 8, 2018 (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
Second Amended and Restated Agreement of Limited Partnership of Sunoco LP, dated February 12, 2025 (incorporated by reference to Exhibit 3.2 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 14, 2025)

3.3
Certificate of Formation of Susser Petroleum Partners GP LLC, dated as of June 11, 2012 (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.4
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.5
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated as of September 25, 2012 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.6
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.7
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

Exhibit No.	Description

3.8
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

10.1
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of May 16, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and an LC issuer, and the lenders and LC issuers party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 20, 2025)

10.2
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of June 17, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and swingline lender and the lenders and LC issuers party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 23, 2025)

22.1	List of Guarantor and Issuer Subsidiaries (incorporated by reference to Exhibit 22.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 8, 2025)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101*
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 7, 2025	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)