Form 10-Q
period 2025-09-30
Sunoco LP
filed 2025-11-06
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 136,613,044 common units, 16,410,780 Class C units and 51,517,198 Class D units, each representing limited partner interests, outstanding as of October 31, 2025.

SUNOCO LP
FORM 10-Q

Definitions
References to the “Partnership,” “Sunoco,” “we,” “us” and “our” refer to Sunoco LP and its consolidated subsidiaries. In addition, the following is a list of certain acronyms and terms used throughout this document:

AOCI	accumulated other comprehensive income (loss)
Credit Facility	Sunoco LP's $1.50 billion revolving credit facility, which matures in June 2030
Energy Transfer	Energy Transfer LP
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Sunoco LP and Energy Transfer, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	accounting principles generally accepted in the United States of America
General Partner	Sunoco GP LLC, the general partner of Sunoco LP
IDRs	incentive distribution rights
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Sunoco LP and Energy Transfer, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
NuStar	NuStar Energy L.P.
NuStar Acquisition	acquisition of NuStar completed on May 3, 2024
NuStar Logistics	NuStar Logistics L.P., a wholly owned subsidiary acquired in the NuStar Acquisition
Parkland	Parkland Corporation
SEC	Securities and Exchange Commission
Series A Preferred Units	7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
SunocoCorp	SunocoCorp LLC, a Delaware limited liability company
TanQuid	TanQuid GmbH & Co. KG
West Texas Sale	sale of 204 convenience stores in West Texas, New Mexico and Oklahoma completed on April 16, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,239	$94
Accounts receivable, net	1,319	1,162
Inventories, net	1,143	1,068
Other current assets	112	141
Total current assets	5,813	2,465

Property, plant and equipment	9,384	8,914
Accumulated depreciation	(1,669)	(1,240)
Property, plant and equipment, net	7,715	7,674
Other assets:
Operating lease right-of-use assets, net	560	477
Goodwill	1,477	1,477
Intangible assets, net	526	547
Other non-current assets	476	400
Investments in unconsolidated affiliates	1,278	1,335
Total assets	$17,845	$14,375

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,106	$1,255
Accounts payable to affiliates	205	199
Accrued expenses and other current liabilities	522	457
Operating lease current liabilities	32	34
Current maturities of long-term debt	2	2
Total current liabilities	1,867	1,947

Operating lease non-current liabilities	563	479
Long-term debt, net	9,476	7,484
Advances from affiliates	78	82
Deferred tax liabilities	170	157
Other non-current liabilities	150	158
Total liabilities	12,304	10,307

Commitments and contingencies (Note 13)
Series A Preferred Units	1,477	—

Equity:
Limited partners:
Common unitholders (136,604,563 units issued and outstanding as of September 30, 2025 and 136,228,535 units issued and outstanding as of December 31, 2024)	4,066	4,066
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Accumulated other comprehensive income (loss)	(2)	2
Total equity	4,064	4,068
Total liabilities and equity	$17,845	$14,375

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Sales revenue	$5,685	$5,424	$15,582	$16,673
Service revenue	316	298	929	654
Lease revenue	31	29	90	97
Total revenues	6,032	5,751	16,601	17,424
COSTS AND EXPENSES:
Cost of sales	5,386	5,327	14,733	15,951
Operating expenses	162	151	450	373
General and administrative	51	55	140	225
Lease expense	19	18	54	53
(Gain) loss on disposal of assets and impairment charges	3	(2)	4	52
Depreciation, amortization and accretion	159	95	469	216
Total cost of sales and operating expenses	5,780	5,644	15,850	16,870
OPERATING INCOME	252	107	751	554
OTHER INCOME (EXPENSE):
Interest expense, net	(131)	(116)	(375)	(274)
Equity in earnings of unconsolidated affiliates	40	31	103	35
Gain on West Texas Sale	—	—	—	598
Loss on extinguishment of debt	(12)	—	(31)	(2)
Other, net	(1)	(5)	(2)	(7)
INCOME BEFORE INCOME TAXES	148	17	446	904
Income tax expense	11	15	16	171
NET INCOME	137	2	430	733
Less: Net income attributable to noncontrolling interests	—	—	—	8
Less: Net income attributable to Series A Preferred Units	4	—	4	—
NET INCOME ATTRIBUTABLE TO COMMON UNITS AND IDRs	$133	$2	$426	$725

NET INCOME (LOSS) PER COMMON UNIT:
Basic	$0.64	$(0.26)	$2.19	$5.44
Diluted	$0.64	$(0.26)	$2.18	$5.40

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	136,604,533	135,998,435	136,436,142	112,650,388
Diluted	137,346,932	136,844,312	137,135,374	113,466,864

CASH DISTRIBUTION PER COMMON UNIT	$0.9202	$0.8756	$2.7266	$2.6268
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$137	$2	$430	$733
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	2	3	1
Actuarial loss related to pension and other postretirement benefit plans	—	—	(1)	(1)
	—	2	2	—
Comprehensive income	137	4	432	733
Less: Net income attributable to noncontrolling interests	—	—	—	8
Less: Comprehensive income attributable to Series A Preferred Units	4	—	4	—
Comprehensive income attributable to common units	$133	$4	$428	$725
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	AOCI	Total
Balance, December 31, 2024	$4,066	$2	$4,068
Cash distributions to unitholders, including incentive distributions	(159)	—	(159)
Non-cash unit-based compensation	4	—	4
Other comprehensive income, net of tax	—	1	1
Units issued in acquisition	5	—	5
Other	36	(6)	30
Net income	207	—	207
Balance, March 31, 2025	4,159	(3)	4,156
Cash distributions to unitholders, including incentive distributions	(163)	—	(163)
Non-cash unit-based compensation	5	—	5
Other comprehensive income, net of tax	—	1	1
Units issued in acquisition	13	—	13
Other	(1)	—	(1)
Net income	86	—	86
Balance, June 30, 2025	4,099	(2)	4,097
Cash distributions to unitholders, including incentive distributions	(166)	—	(166)
Non-cash unit-based compensation	5	—	5
Other comprehensive income, net of tax	—	—	—
Other	(5)	—	(5)
Net income	133	—	133
Balance, September 30, 2025	$4,066	$(2)	$4,064

	Common Unitholders	AOCI	Noncontrolling Interest	Total
Balance, December 31, 2023	$978	$—	$—	$978
Cash distributions to unitholders, including incentive distributions	(91)	—	—	(91)
Non-cash unit-based compensation	4	—	—	4
Net income	230	—	—	230
Balance, March 31, 2024	1,121	—	—	1,121
Cash distributions to unitholders, including incentive distributions	(158)	—	(8)	(166)
Non-cash unit-based compensation	4	—	—	4
Other comprehensive loss, net of tax	—	(2)	—	(2)
NuStar Acquisition	2,850	—	801	3,651
Preferred unit redemption	17	—	(801)	(784)
Other	(3)	8	—	5
Net income	493	—	8	501
Balance, June 30, 2024	4,324	6	—	4,330
Cash distributions to unitholders, including incentive distributions	(157)	—	—	(157)
Non-cash unit-based compensation	4	—	—	4
Other comprehensive income, net of tax	—	2	—	2
Other	6	(7)	—	(1)
Net income	2	—	—	2
Balance, September 30, 2024	$4,179	$1	$—	$4,180
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$430	$733
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	469	216
Amortization of deferred financing fees	20	20
Loss on disposal of assets and impairment charges	4	52
Loss on extinguishment of debt	31	2
Gain on West Texas Sale	—	(598)
Other non-cash, net	28	4
Non-cash unit-based compensation expense	14	12
Deferred income tax expense (benefit)	2	(14)
Inventory valuation adjustments	(31)	99
Equity in earnings of unconsolidated affiliates	(103)	(35)
Distributions from unconsolidated affiliates	156	—
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	(220)	(65)
Net cash provided by operating activities	800	426
INVESTING ACTIVITIES:
Capital expenditures	(418)	(212)
Cash paid for acquisitions	(189)	(209)
NuStar Acquisition, net of cash received	—	27
Contributions to unconsolidated affiliates	(57)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	59	6
Proceeds from West Texas Sale	—	990
Proceeds from disposal of property, plant and equipment	11	7
Net cash (used in) provided by investing activities	(594)	609
FINANCING ACTIVITIES:
Senior notes borrowings	2,900	1,500
Senior notes repayments	(632)	(415)
GoZone bond repayment	(75)	—
Credit Facility borrowings	2,081	1,870
Credit Facility repayments	(2,284)	(2,686)
Loan origination costs	(36)	(19)
Series A Preferred Units issuance	1,473	—
Preferred units redemption	—	(784)
Cash distributions to unitholders, including incentive distributions	(488)	(406)
Cash distributions to noncontrolling interests	—	(8)
Net cash provided by (used in) financing activities	2,939	(948)
Net increase in cash and cash equivalents	3,145	87
Cash and cash equivalents, beginning of period	94	29
Cash and cash equivalents, end of period	$3,239	$116
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
We are a Delaware master limited partnership. We are managed by our General Partner, which is owned by Energy Transfer. As of September 30, 2025, Energy Transfer owned 100% of the limited liability company interests in our General Partner, 28,463,967 of our common units and all of our IDRs.
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
Significant Accounting Policies
As of September 30, 2025, there have been no changes in the Partnership's significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $43 million and $33 million for the three months ended September 30, 2025 and 2024, respectively, and $107 million and $133 million for the nine months ended September 30, 2025 and 2024, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations.
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
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is to be applied on a prospective basis, with retrospective application permitted. We expect to include additional disclosures beginning with the annual financial statements for the period ending December 31, 2025, to comply with the requirements of ASU 2023-09.

3.Acquisitions
Parkland Acquisition
On October 31, 2025, we completed the previously announced acquisition of Parkland whereby the Partnership acquired all the outstanding shares of Parkland, in exchange for SunocoCorp units that were contributed by SunocoCorp to the Partnership at the close of the acquisition. Under the terms of the agreement, Parkland shareholders received 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction would not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close.
Parkland is a leading international fuel distributor, marketer and convenience retailer with operations in 26 countries across the Americas. Parkland’s functional currency is the Canadian dollar, and its consolidated structure includes subsidiaries with multiple other functional currencies.
Subsequent to the Parkland Acquisition, the Partnership's consolidated financial statements will reflect Parkland as a subsidiary. The Partnership has engaged a third-party specialist to assist in the initial purchase price allocation in accordance with FASB ASC Topic 805; however, as of the date of this Form 10-Q filing, the initial accounting for this business combination is incomplete due to the timing of the close of the acquisition and the complexity of the acquired business.
As part of the transaction, the Partnership repurposed and renamed an existing subsidiary as SunocoCorp. Prior to the Parkland Acquisition, SunocoCorp did not have any significant assets, liabilities or operations; in connection with the Parkland Acquisition, the Partnership deconsolidated SunocoCorp and SunocoCorp became a publicly traded entity classified as a corporation for U.S. federal income tax purposes. SunocoCorp's common units began trading on the New York Stock Exchange effective November 6, 2025. Subsequent to the Parkland Acquisition, SunocoCorp holds limited partnership units of Sunoco that are generally economically equivalent to Sunoco’s publicly traded common units on the basis of one Sunoco common unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco unitholders.
As a result of the Parkland Acquisition, we recognized $12 million of merger-related expenses during the nine months ended September 30, 2025, which are included in general and administrative expenses in our consolidated statement of operations.
TanQuid Acquisition
In March 2025, the Partnership entered into an agreement to acquire TanQuid for approximately €500 million (approximately $587 million as of September 30, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, and will be funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first quarter of 2025, we acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco common units, which had an aggregate acquisition-date fair value of approximately $5 million.
In the second quarter of 2025, we acquired a total of 151 fuel distribution consignment sites in three separate transactions for total consideration of approximately $105 million, plus working capital. Aggregate consideration included $92 million in cash and 251,646 newly issued Sunoco common units which had an aggregate acquisition-date fair value of approximately $13 million.
In the third quarter of 2025, we acquired approximately 70 fuel distribution consignment sites and 100 supply agreements in five separate transactions for total cash consideration of approximately $85 million, plus working capital.
These transactions were accounted for as asset acquisitions, and the purchase price was primarily allocated to inventories, property, plant and equipment and other non-current assets.

4.Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2025	2024
Accounts receivable, net	$(157)	$9
Accounts receivable from affiliates	—	20
Inventories, net	(44)	(100)
Other assets	(18)	19
Accounts payable	(149)	31
Accounts payable to affiliates	3	52
Accrued expenses and other current liabilities	65	(8)
Other non-current liabilities	80	(88)
	$(220)	$(65)
Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2025	2024
Units issued in connection with NuStar Acquisition	$—	$2,850
Contribution of assets to ET-S Permian	—	1,246
Units issued in connection with acquisitions	18	—
Lease assets obtained in exchange for new lease liabilities	93	3
5.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	September 30, 2025	December 31, 2024
Accounts receivable, trade	$1,214	$1,058
Credit card receivables	35	28
Other receivables	73	78
Allowance for expected credit losses	(3)	(2)
Accounts receivable, net	$1,319	$1,162
6.Inventories, net
Fuel inventories are stated at the lower of cost or market using the LIFO method. As of September 30, 2025 and December 31, 2024, the Partnership’s fuel inventory balance included lower of cost or market reserves of $285 million and $316 million, respectively. For the three and nine months ended September 30, 2025 and 2024, the Partnership’s consolidated statements of operations did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the three months ended September 30, 2025, the Partnership's cost of sales included favorable inventory valuation adjustments of $10 million, which increased net income; and for the three months ended September 30, 2024, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $197 million, which decreased net income. For the nine months ended September 30, 2025, the Partnership's cost of sales included favorable inventory valuation adjustments of $31 million, which increased net income; and for the nine months ended September 30, 2024 the Partnership's cost of sales included unfavorable inventory valuation adjustments of $99 million, which decreased net income.

Inventories, net, consisted of the following:

	September 30, 2025	December 31, 2024
Fuel	$1,126	$1,054
Other	17	14
Inventories, net	$1,143	$1,068
7.Investments in Unconsolidated Affiliates
The carrying value of our investment in J.C. Nolan was $121 million and $123 million as of September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, we recorded equity in earnings from J.C. Nolan of $2 million and $1 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded equity in earnings from J.C. Nolan of $5 million.
The carrying value of our investment in ET-S Permian, which was formed in July 2024, was $1.16 billion and $1.21 billion as of September 30, 2025 and December 31, 2024, respectively. We recorded equity in earnings from ET-S Permian of $38 million for the three months ended September 30, 2025 and $98 million for the nine months ended September 30, 2025. We recorded equity in earnings from ET-S Permian of $30 million for the three and nine months ended September 30, 2024.
The following tables present selected balance sheet and income statement data for ET-S Permian:

	September 30, 2025	December 31, 2024
Current assets	$4,629	$273
Property, plant and equipment, net	3,341	3,302
Other assets	316	311
Total assets	$8,286	$3,886

Current liabilities	$4,691	$106
Non-current liabilities	33	50
Equity	3,562	3,730
Total liabilities and equity	$8,286	$3,886

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues (1)	$5,735	$3,701	$14,827	$3,701
Operating income	119	91	308	91
Net income	118	90	303	90
(1) Includes transactions with affiliates for the three and nine months ended September 30, 2025 of $5.65 billion and $14.55 billion, respectively, and $3.60 billion for the three and nine months ended September 30, 2024.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Wage and other employee-related accrued expenses	$57	$64
Accrued tax expense	128	152
Accrued insurance expense	32	39
Accrued interest expense	160	82
Dealer deposits	22	24
Accrued environmental expense	8	7
Contract liabilities	16	17
Other	99	72
Total	$522	$457

9.Debt Obligations
Our debt obligations consisted of the following:

	September 30, 2025	December 31, 2024
Credit Facility	$—	$203
5.750% senior notes due 2025	—	600
6.000% senior notes due 2026 (1)	500	500
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
5.625% senior notes due 2031	1,000	—
7.250% senior notes due 2032	750	750
6.250% senior notes due 2033	1,000	—
5.875% senior notes due 2034	900	—
GoZone Bonds	247	322
Lease-related financing obligations	131	132
Net unamortized premiums, discounts and fair value adjustments	17	16
Deferred debt issuance costs	(67)	(37)
Total debt	9,478	7,486
Less: current maturities	2	2
Total long-term debt, net	$9,476	$7,484
(1)    As of September 30, 2025, $500 million aggregate principal amount of 6.000% senior notes due before September 30, 2026 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
Recent Transactions
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
September 2025 Senior Notes Offering
In September 2025, the Partnership issued $1.00 billion aggregate principal amount of 5.625% senior notes due 2031 and $900 million aggregate principal amount of 5.875% senior notes due 2034 in a private offering. These notes will mature on March 15, 2031 and March 15, 2034, respectively, and interest is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. The Partnership used the net proceeds from this private offering (i) on the closing date of the Parkland Acquisition to fund a portion of the cash consideration for the Parkland Acquisition and related transaction costs, with the remaining proceeds used for general corporate purposes, and (ii) prior to the closing date of the Parkland Acquisition, to temporarily reduce the borrowings outstanding under the Partnership's Credit Facility and to pay interest and fees in connection therewith.
The 5.625% senior notes due 2031 and 5.875% senior notes due 2034 were originally subject to a special mandatory redemption requirement, which was eliminated upon closing of the Parkland Acquisition.

Parkland Senior Note Exchange
In October 2025, in connection with the Parkland Acquisition, the Partnership commenced a private offering to exchange C$1.60 billion Canadian dollar denominated notes (collectively, the “PKI CAD Notes”) and $2.60 billion U.S. dollar denominated notes (collectively, the “PKI USD Notes”). The exchange offer closed on November 4, 2025 with approximately C$1.47 billion of the PKI CAD Notes and approximately $2.58 billion of the PKI USD Notes being validly tendered and not validly withdrawn.
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
The following table summarizes the GoZone Bonds outstanding as of September 30, 2025:

Series	Date Issued	Amount Outstanding	Interest Rate	Mandatory Purchase Date	Optional Redemption Date	Maturity Date
Series 2008	June 26, 2008	$56	6.10%	June 1, 2030	n/a	June 1, 2038
Series 2010	July 15, 2010	100	6.35%	n/a	June 1, 2030	July 1, 2040
Series 2010A	October 7, 2010	43	6.35%	n/a	June 1, 2030	October 1, 2040
Series 2010B	December 29, 2010	48	6.10%	June 1, 2030	n/a	December 1, 2040
The Partnership recently completed the remarketing of $75 million principal amount of Series 2011 GoZone Bonds, which were previously repurchased on the mandatory purchase date of June 1, 2025 but were not remarketed at that time. The remarketed bonds were issued on October 1, 2025 and have a 3.70% interest rate, a mandatory purchase date of June 1, 2030, and a maturity of August 1, 2041.
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
Credit Facilities
The Partnership's Credit Facility, which previously was $1.50 billion and increased to approximately $2.46 billion upon closing of the Parkland Acquisition, matures on June 17, 2030, which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon our written request, subject to certain conditions, up to an aggregate amount of $3.50 billion. As of September 30, 2025, we had no outstanding borrowings on the Credit Facility and $47 million in standby letters of credit were outstanding. The unused availability on the Credit Facility as of September 30, 2025 was $1.45 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2025 was 6.42%. The Partnership was in compliance with all financial covenants as of September 30, 2025.
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
On June 17, 2025, the Credit Facility was amended to, among other things, (i) extend the maturity date of the revolving credit facility from May 3, 2029 to June 17, 2030, (ii) increase the aggregate principal amount of the revolving loan commitments from $1.50 billion to approximately $2.46 billion, upon closing of the Parkland Acquisition, (iii) increase the swingline sublimit on and after the Parkland Acquisition closing from $100 million to $500 million, of which $250 million will be dedicated to swingline borrowings in Canadian Dollars and $250 million will be dedicated to swingline borrowings in U.S. Dollars, and (iv) add the ability to borrow revolving loans in Canadian Dollars.
On August 8, 2025, the Credit Facility was amended to, among other things, provide for up to $2.00 billion of cash that has been reserved by the Partnership to fund a portion of the cash consideration for the Parkland Acquisition to be netted in calculating the Net Leverage Ratio (as defined in the credit agreement) for purposes of the financial maintenance covenant.
On October 3, 2025, the Credit Facility was amended to, among other things, (i) amend the maturity limitations on the incurrence of additional unsecured indebtedness by the Partnership and its subsidiaries to permit both (a) the new notes to be issued by the Partnership in connection with the previously announced private exchange offers (the “Exchange Offers”) and (b) the guaranty by the Partnership of any senior notes of Parkland that remain outstanding after giving effect to the settlement of the Exchange Offers and (ii) exclude any domestic subsidiaries that are “foreign subsidiary holding companies” or subsidiaries of “controlled foreign corporations” from an obligation to provide a guaranty under the Credit Facility.
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of September 30, 2025, this facility had no outstanding borrowings.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of September 30, 2025 were $9.60 billion and $9.48 billion, respectively. As of December 31, 2024, the aggregate fair value and carrying amount of our consolidated debt obligations were $7.45 billion and $7.49 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
10.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Asset retirement obligations	$88	$84
Accrued environmental expense, long-term	18	21
Other	44	53
Total	$150	$158
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
Summary of Transactions
Related party transactions for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Motor fuel sales to affiliates	$8	$9	$15	$20
Bulk fuel purchases from affiliates	290	342	907	1,112
Expense reimbursement	11	9	32	26
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Accounts payable to affiliates were $205 million and $199 million as of September 30, 2025 and December 31, 2024, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $78 million and $82 million as of September 30, 2025 and December 31, 2024, respectively, which were related to treasury services agreements with Energy Transfer.

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
Revenues from our Terminals segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues) and throughput agreements, under which a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees. Additionally, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment. We recognized lease revenues from these leases of $11 million and $35 million for the three and nine months ended September 30, 2025, respectively, which are included in “Service revenue” in our consolidated statement of operations.
The following table depicts the disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fuel	$5,638	$5,365	$15,436	$16,516
Non-fuel	73	79	215	225
Lease income	31	29	90	97
Pipeline throughput	165	134	486	272
Terminal throughput	29	38	87	74
Other	96	106	287	240
Total revenues	$6,032	$5,751	$16,601	$17,424
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Contract assets	$344	$288
Accounts receivable from contracts with customers	1,246	1,084
Contract liabilities	37	39

The following tables summarize the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2024	$39
Additions	17
Revenue recognized	(19)
Balance, September 30, 2025	$37

Contract Liabilities
Balance, December 31, 2023	$—
NuStar Acquisition	78
Zenith European terminals acquisition	3
ET-S Permian formation	(29)
Additions	25
Revenue recognized	(33)
Balance, September 30, 2024	$44
Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of September 30, 2025.

		Remaining Performance Obligations
2025	(remaining)	$103
2026		321
2027		200
2028		154
2029		108
Thereafter		275
Total		$1,161
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.
Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $9 million for the three months ended September 30, 2025 and 2024, and $28 million and $26 million for the nine months ended September 30, 2025 and 2024, respectively.
13.Commitments and Contingencies
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
14.Preferred Units
September 2025 Series A Preferred Units Offering
In September 2025, the Partnership closed a private offering of 1.5 million of its 7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at an offering price of $1,000 per unit. The Partnership received net proceeds of approximately $1.47 billion from the sale of the Series A Preferred Units after deducting the initial purchasers' discount and other estimated offering expenses. The Partnership used the net proceeds from this private offering (i) on the closing date of the Parkland Acquisition to fund a portion of the cash consideration for the Parkland Acquisition, and (ii) prior to the closing date of the Parkland Acquisition, to temporarily reduce the borrowings outstanding under the Partnership's Credit Facility and to pay interest and fees in connection therewith.
Distributions on the Series A Preferred Units will be cumulative from the date of original issuance and will be payable semi-annually in arrears commencing on March 18, 2026, when, as, and if declared by our general partner out of legally available funds for such purpose. An initial distribution on the Series A Preferred Units will be paid on March 18, 2026 in an amount equal to approximately $39.38 per Series A Preferred Unit.
The Series A Preferred Units were originally subject to a special mandatory redemption, which was eliminated upon closing of the Parkland Acquisition. Prior to the closing, the special mandatory redemption was contingent on conditions that were not entirely within the control of the Partnership; therefore, the Series A Preferred Units were reflected as temporary equity on the Partnership’s consolidated balance sheet as of September 30, 2025.
Subsequent to the closing of the Parkland Acquisition, the Series A Preferred Units will be reflected as equity on the Partnership's consolidated balance sheet.
15.Equity
As of September 30, 2025, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 108,140,596 of our common units. As of September 30, 2025, our wholly owned subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership.
Sunoco Common Units
The change in our outstanding common units for the nine months ended September 30, 2025 was as follows:

Number of Units
Number of common units at December 31, 2024	136,228,535
Phantom unit vesting	32,606
Units issued in acquisitions	343,422
Number of common units at September 30, 2025	136,604,563
Cash Distributions on Sunoco Common Units
Our partnership agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions declared and/or paid with respect to Sunoco common units subsequent to December 31, 2024 were as follows:

			Limited Partners
Period Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution	Distribution to IDR Holders
December 31, 2024	February 7, 2025	February 19, 2025	$0.8865	$121	$37
March 31, 2025	May 9, 2025	May 20, 2025	0.8976	122	39
June 30, 2025	August 8, 2025	August 19, 2025	0.9088	124	41
September 30, 2025	October 30, 2025	November 19, 2025	0.9202	126	42

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2025	December 31, 2024
Foreign currency translation adjustment	$(4)	$(1)
Actuarial gains related to pensions and other postretirement benefits	2	3
Total AOCI included in partners’ capital, net of tax	$(2)	$2
16.Segment Reporting
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
Pipeline Systems. As of September 30, 2025, our Pipeline Systems segment included an integrated pipeline and terminal network comprised of approximately 6,000 miles of refined product pipeline (including the pipeline of J.C. Nolan), approximately 6,000 miles of crude oil pipeline (including the pipeline of ET-S Permian), approximately 2,000 miles of ammonia pipeline and 67 terminals.
Terminals. As of September 30, 2025, our Terminals segment was composed of four transmix processing facilities and 56 refined product terminals (two in Europe, six in Hawaii and 48 in the continental United States).
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
The following tables present financial information by segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Fuel Distribution
Revenues from external customers	$5,742	$5,473	$15,741	$16,838
Intersegment revenues	8	10	30	30
	5,750	5,483	15,771	16,868
Pipeline Systems
Revenues from external customers	185	164	539	341
Intersegment revenues	14	—	16	—
	199	164	555	341
Terminals
Revenues from external customers	105	114	321	245
Intersegment revenues	250	248	716	758
	355	362	1,037	1,003
Eliminations	(272)	(258)	(762)	(788)
Total	$6,032	$5,751	$16,601	$17,424

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales:
Fuel Distribution	$5,421	$5,319	$14,819	$15,983
Pipeline Systems	10	5	9	9
Terminals	227	261	667	747
Eliminations	(272)	(258)	(762)	(788)
Total	$5,386	$5,327	$14,733	$15,951

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating and lease expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$83	$83	$229	$239
Pipeline Systems	52	45	141	84
Terminals	45	41	130	100
Total	$180	$169	$500	$423

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$27	$15	$73	$58
Pipeline Systems	13	26	33	112
Terminals	7	10	24	46
Total	$47	$51	$130	$216

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other(1):
Fuel Distribution	$(13)	$(187)	$(8)	$(128)
Pipeline Systems	(58)	(48)	(159)	(53)
Terminals	1	(17)	4	(3)
Total	$(70)	$(252)	$(163)	$(184)
(1)    Other includes Adjusted EBITDA from unconsolidated affiliates, unrealized gains and losses on commodity derivatives, inventory valuation adjustments and other less significant items, as applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA:
Fuel Distribution	$232	$253	$658	$716
Pipeline Systems	182	136	531	189
Terminals	75	67	212	113
Total	$489	$456	$1,401	$1,018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of net income to Adjusted EBITDA:
Net income	$137	$2	$430	$733
Depreciation, amortization and accretion	159	95	469	216
Interest expense, net	131	116	375	274
Non-cash unit-based compensation expense	5	4	14	12
(Gain) loss on disposal of assets and impairment charges	3	(2)	4	52
Loss on extinguishment of debt	12	—	31	2
Unrealized losses on commodity derivatives	15	1	7	8
Inventory valuation adjustments	(10)	197	(31)	99
Equity in earnings of unconsolidated affiliates	(40)	(31)	(103)	(35)
Adjusted EBITDA related to unconsolidated affiliates	58	47	159	53
Gain on West Texas Sale	—	—	—	(598)
Other non-cash adjustments	8	12	30	31
Income tax expense	11	15	16	171
Adjusted EBITDA (consolidated)	$489	$456	$1,401	$1,018

	September 30, 2025	December 31, 2024
Assets:
Fuel Distribution	$6,273	$6,047
Pipeline Systems	5,990	6,213
Terminals	2,267	1,944
Total segment assets	14,530	14,204
Other partnership assets	3,315	171
Total assets	$17,845	$14,375

17.Net Income (Loss) per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common unit computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except units and per unit amounts)
Net income	$137	$2	$430	$733
Less:
Net income attributable to noncontrolling interests	—	—	—	8
Incentive distribution rights	43	36	122	108
Distributions on unvested phantom unit awards	2	1	5	4
Net income attributable to Series A Preferred Units	4	—	4	—
Common unitholders’ interest in net income (loss)	$88	$(35)	$299	$613

Weighted average common units outstanding:
Basic	136,604,533	135,998,435	136,436,142	112,650,388
Dilutive effect of unvested phantom unit awards(1)	742,399	845,877	699,232	816,476
Diluted	137,346,932	136,844,312	137,135,374	113,466,864

Net income (loss) per common unit:
Basic	$0.64	$(0.26)	$2.19	$5.44
Diluted	$0.64	$(0.26)	$2.18	$5.40
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
Cautionary Statement Regarding Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “could,” “expect,” “anticipate,” “intend,” “forecast,” “assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
•our ability to make, complete and integrate acquisitions from affiliates or third parties, including the ability to successfully integrate Parkland's business;
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
•the macroeconomic, regulatory or other potential effects of a prolonged government shutdown;
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
We are a Delaware master limited partnership primarily engaged in energy infrastructure and distribution of motor fuels in 32 countries and territories in North America, the Greater Caribbean, and Europe. Our midstream operations include an extensive network of approximately 14,000 miles of pipeline and over 160 terminals. Our fuel distribution operations serve approximately 11,000 Sunoco and partner branded locations and additional independent dealers and commercial customers.
Recent Developments
Acquisitions
Parkland Acquisition
On October 31, 2025, we completed the previously announced acquisition of Parkland whereby the Partnership acquired all the outstanding shares of Parkland, in exchange for SunocoCorp units that were contributed by SunocoCorp to the Partnership at the close of the acquisition. Under the terms of the agreement, Parkland shareholders received 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction would not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close.

Parkland is a leading international fuel distributor, marketer and convenience retailer with operations in 26 countries across the Americas.
As part of the transaction, the Partnership repurposed and renamed an existing subsidiary as SunocoCorp. Prior to the Parkland Acquisition, SunocoCorp did not have any significant assets, liabilities or operations; in connection with the Parkland Acquisition, the Partnership deconsolidated SunocoCorp and SunocoCorp became a publicly traded entity classified as a corporation for U.S. federal income tax purposes. SunocoCorp's common units began trading on the New York Stock Exchange effective November 6, 2025. Subsequent to the Parkland Acquisition, SunocoCorp holds limited partnership units of Sunoco that are generally economically equivalent to Sunoco’s publicly traded common units on the basis of one Sunoco common unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco unitholders.
TanQuid Acquisition
In March 2025, the Partnership entered into an agreement to acquire TanQuid for approximately €500 million (approximately $587 million as of September 30, 2025), including approximately €300 million of assumed debt. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, and will be funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first quarter of 2025, we acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco common units, which had an aggregate acquisition-date fair value of approximately $5 million.
In the second quarter of 2025, we acquired a total of 151 fuel distribution consignment sites in three separate transactions for total consideration of approximately $105 million plus working capital. Aggregate consideration included $92 million in cash and 251,646 newly issued Sunoco common units which had an aggregate acquisition-date fair value of approximately $13 million.
In the third quarter of 2025, we acquired approximately 70 fuel distribution consignment sites and 100 supply agreements in five separate transactions for total cash consideration of approximately $85 million, plus working capital.
Regulatory Update
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA permanently reinstates 100% bonus depreciation on qualified property and modifies the calculation of the business interest expense limitation for U.S. federal income tax purposes. We anticipate the OBBBA will defer the payment of a significant portion of the Partnership's corporate subsidiaries’ U.S. federal income taxes in future periods. All effects of changes in tax law are recognized in the consolidated financial statements during the period of enactment. As such, the effects of the OBBBA are reflected in our provision for income taxes as of and for the three and nine months ended September 30, 2025. Because the income tax provisions of the Partnership's corporate subsidiaries include both current and deferred income taxes, income tax expense for the period was not significantly impacted, and we currently do not anticipate a significant impact to the Partnership's overall income tax expense in future periods.
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

Results of Operations
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Segment Adjusted EBITDA:
Fuel Distribution	$232	$253	$(21)	$658	$716	$(58)
Pipeline Systems	182	136	46	531	189	342
Terminals	75	67	8	212	113	99
Adjusted EBITDA (consolidated)	$489	$456	$33	$1,401	$1,018	$383

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$137	$2	$135	$430	$733	$(303)
Depreciation, amortization and accretion	159	95	64	469	216	253
Interest expense, net	131	116	15	375	274	101
Non-cash unit-based compensation expense	5	4	1	14	12	2
(Gain) loss on disposal of assets and impairment charges	3	(2)	5	4	52	(48)
Loss on extinguishment of debt	12	—	12	31	2	29
Unrealized losses on commodity derivatives	15	1	14	7	8	(1)
Inventory valuation adjustments	(10)	197	(207)	(31)	99	(130)
Equity in earnings of unconsolidated affiliates	(40)	(31)	(9)	(103)	(35)	(68)
Adjusted EBITDA related to unconsolidated affiliates	58	47	11	159	53	106
Gain on West Texas Sale	—	—	—	—	(598)	598
Other non-cash adjustments	8	12	(4)	30	31	(1)
Income tax expense	11	15	(4)	16	171	(155)
Adjusted EBITDA (consolidated)	$489	$456	$33	$1,401	$1,018	$383
Net Income. For the three months ended September 30, 2025 compared to the same period last year, net income increased primarily due to an increase in operating income and higher equity in earnings of unconsolidated affiliates, partially offset by increases in depreciation, amortization and accretion and interest expense. For the nine months ended September 30, 2025 compared to the same period last year, net income decreased due to a $598 million gain on the West Texas Sale in April 2024, as well as increases in interest expense and losses on extinguishment of debt. These decreases were partially offset by an increase in operating income, as well as higher equity in earnings of unconsolidated affiliates and a decrease in income tax expense. For the three and nine months ended September 30, 2025 compared to the same periods last year, the increases in operating income were primarily driven by higher Adjusted EBITDA, partially offset by increases in depreciation, amortization and accretion. These increases and decreases are discussed further below.
Adjusted EBITDA (consolidated). For the three months ended September 30, 2025 compared to the same period last year, Adjusted EBITDA increased primarily due to an increase in total segment profit of $29 million, excluding unrealized gains and losses on commodity derivatives and inventory valuation adjustments, primarily due to increased fuel volumes and increased margin from transmix and blending activities and an increase in Adjusted EBITDA related to unconsolidated affiliates of $11 million, partially offset by an increase in operating costs (including operating expenses, general and administrative expenses and lease expense) of $8 million due to transaction costs related to the Parkland Acquisition and other acquisitions. For the nine months ended September 30, 2025, compared to the same period last year, Adjusted EBITDA increased primarily due to an increase in segment profit of $264 million, excluding unrealized gains and losses on commodity derivatives and inventory valuation adjustments, primarily related to the acquisitions of NuStar and Zenith European terminals, an increase in Adjusted EBITDA related to unconsolidated affiliates of $106 million, and a $7 million decrease in operating costs (including operating expenses, general and administrative expenses and lease expense) due to one-time NuStar Acquisition expenses in 2024, partially offset by the full period impact of NuStar operating costs and one-time expenses associated with the Parkland Acquisition in the current period.

Additional discussion on the changes impacting net income and comprehensive income (loss) and Adjusted EBITDA for the three and nine months ended September 30, 2025 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Amortization and Accretion. For the three and nine months ended September 30, 2025 compared to the same periods last year, depreciation, amortization and accretion increased primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions.
Interest Expense, net. For the three and nine months ended September 30, 2025 compared to the same periods last year, interest expense increased primarily due to an increase in average total long-term debt resulting from the issuance of senior notes to fund a portion of the cash consideration for the Parkland Acquisition.
(Gain) Loss on Disposal of Assets and Impairment Charges. For the nine months ended September 30, 2024 loss on disposal of assets and impairment charges primarily related to the termination of a lease in June 2024.
Loss on Extinguishment of Debt. For the three and nine months ended September 30, 2025, loss on extinguishment of debt was primarily due to the termination of bridge financing related to the Parkland Acquisition.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2025, the Partnership's cost of sales included favorable inventory valuation adjustments of $10 million, which increased net income; and for the three months ended September 30, 2024, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $197 million, which decreased net income. For the nine months ended September 30, 2025, the Partnership's cost of sales included favorable inventory valuation adjustments of $31 million, which increased net income; and for the nine months ended September 30, 2024 the Partnership's cost of sales included unfavorable inventory valuation adjustments of $99 million, which decreased net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Gain on West Texas Sale. The gain on West Texas Sale relates to the gain recognized by Sunoco LP upon completion of the sale of convenience stores to 7-Eleven, Inc. in April 2024.
Income Tax Expense. For the three months ended September 30, 2025 compared to the same period last year, income tax expense decreased primarily due to lower earnings from the Partnership's consolidated corporate subsidiaries. For the nine months ended September 30, 2025 compared to the same period last year, income tax expense decreased primarily due to a taxable gain recognized by a corporate subsidiary on the West Texas Sale in April 2024.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Equity in earnings of unconsolidated affiliates
J.C. Nolan	$2	$1	$1	$5	$5	$—
ET-S Permian	38	30	8	98	30	68
Total equity in earnings of unconsolidated affiliates	$40	$31	$9	$103	$35	$68

Adjusted EBITDA related to unconsolidated affiliates(1):
J.C. Nolan	$3	$3	$—	$9	$9	$—
ET-S Permian	55	44	11	150	44	106
Total Adjusted EBITDA related to unconsolidated affiliates	$58	$47	$11	$159	$53	$106

Distributions received from unconsolidated affiliates:
J.C. Nolan	$2	$—	$2	$7	$4	$3
ET-S Permian	49	—	49	208	—	208
Total distributions received from unconsolidated affiliates	$51	$—	$51	$215	$4	$211
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
•Adjusted EBITDA related to unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliates as those excluded from the calculation of Segment Adjusted EBITDA, such as interest, taxes, depreciation, amortization, accretion and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates.
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

The following table presents a reconciliation of segment profit to gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Fuel Distribution segment profit	$329	$164	$165	$952	$885	$67
Pipeline Systems segment profit	189	159	30	546	332	214
Terminals segment profit	128	101	27	370	256	114
Total segment profit	646	424	222	1,868	1,473	395
Depreciation, amortization and accretion, excluding corporate and other	159	93	66	468	213	255
Gross profit	$487	$331	$156	$1,400	$1,260	$140
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
Fuel Distribution

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025		2024		Change		2025		2024		Change
Motor fuel gallons sold (millions)	2,295		2,138		157		6,570		6,427		143
Motor fuel profit cents per gallon(1)	10.7	¢	12.8	¢	(2.1)	¢	10.9	¢	11.9	¢	(1.0)	¢
Fuel profit	$254		$96		$158		$742		$670		$72
Non-fuel profit	44		39		5		120		118		2
Lease profit	31		29		2		90		97		(7)
Fuel Distribution segment profit	$329		$164		$165		$952		$885		$67
Expenses	$113		$100		$13		$309		$307		$2

Segment Adjusted EBITDA	$232		$253		$(21)		$658		$716		$(58)
(1)    Excludes the impact of inventory valuation adjustments consistent with the definition of Adjusted EBITDA.
Volumes. For the three and nine months ended September 30, 2025 compared to the same periods last year, volumes increased primarily due to acquisitions. For the nine months ended September 30, 2025 compared to the same period last year, these volume increases were partially offset by the impact of the sale of assets in West Texas in April 2024.
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment decreased due to the net impact of the following:
•a decrease of $10 million due to lower profit per gallon; and
•an increase of $13 million in expenses primarily due to the Parkland Acquisition and other acquisitions.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment decreased due to the net impact of the following:
•a decrease of $49 million related to a decrease in fuel gross profit due to the West Texas Sale, partially offset by an increase in gallons sold due to acquisitions;
•a decrease of $7 million in lease profit due to the West Texas Sale; and
•an increase of $2 million in expenses primarily due to the Parkland Acquisition and other acquisitions, partially offset by a reduction related to the West Texas Sale.

Pipeline Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Pipelines throughput (thousand barrels per day)	1,296	1,165	131	1,262	867	395
Pipeline Systems segment profit	$189	$159	$30	$546	$332	$214
Expenses	$66	$72	$(6)	$178	$196	$(18)

Segment Adjusted EBITDA	$182	$136	$46	$531	$189	$342
Volumes. For the three and nine months ended September 30, 2025 compared to the same periods last year, the increase in throughput volumes reflected the impact of refinery turnarounds in the prior period. For the nine months ended September 30, 2025 compared to the same period last year, the increase in throughput volumes also reflected the impact of the NuStar Acquisition in the prior period.
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the net impact of the following:
•a $30 million increase in segment profit primarily due to refinery turnarounds in the prior period and overall system demand;
•an $11 million increase in Adjusted EBITDA related to ET-S Permian; and
•a $6 million decrease in operating costs primarily due to a decrease in general and administrative expenses related to one-time NuStar Acquisition expenses incurred in 2024.
For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the net impact of the following:
•a $214 million increase in segment profit driven by a $234 million increase from the timing of the NuStar Acquisition, which occurred on May 3, 2024 and therefore is only reflected for five months in the prior period, and a $28 million increase due to refinery turnarounds in the prior period, partially offset by a $50 million decrease from the deconsolidation of certain NuStar assets in connection with the formation of ET-S Permian effective July 1, 2024;
•a $106 million increase in Adjusted EBITDA primarily related to the formation of ET-S Permian; and
•an $18 million decrease in operating costs primarily due to a decrease in general and administrative expenses related to one-time NuStar Acquisition expenses incurred in the prior period. This decrease was partially offset by an increase in operating expenses from the timing of the NuStar Acquisition, which occurred on May 3, 2024, and a decrease of $6 million from the deconsolidation of certain NuStar assets in connection with the formation of ET-S Permian effective July 1, 2024.
Terminals

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Throughput (thousand barrels per day)	656	694	(38)	656	581	75
Terminals segment profit	$128	$101	$27	$370	$256	$114
Expenses	$53	$52	$1	$157	$148	$9

Segment Adjusted EBITDA	$75	$67	$8	$212	$113	$99
Volumes. For the three months ended September 30, 2025 compared to the same period last year, volumes decreased due to lower trading activity as well as customer transitions. For the nine months ended September 30, 2025 compared to the same period last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased primarily due to the following:
•a $9 million increase in segment profit (excluding inventory valuation adjustments) primarily due to favorable margins from transmix activities and the Portland terminal acquisition, which occurred in August 2024 and therefore is only reflected for two months in the prior period.

For the nine months ended September 30, 2025 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased due to the net impact of the following:
•a $106 million increase in segment profit (excluding inventory valuation adjustments) due to the acquisitions of NuStar, the Zenith European terminals and a terminal in Portland; partially offset by
•a $9 million increase in operating costs primarily due to an increase in operating expenses from the timing of the NuStar and Zenith European terminals acquisitions.
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
As of September 30, 2025, we had $3.24 billion of cash and cash equivalents on hand and borrowing capacity of $1.45 billion on our Credit Facility. The Partnership was in compliance with all financial covenants at September 30, 2025. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2025; however, we may issue debt or equity securities as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
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
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Net cash provided by operating activities during 2025 was $800 million compared to $426 million for 2024, and net income was $430 million for 2025 and $733 million for 2024. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2025 primarily consisted of net changes in operating assets and liabilities of $220 million, non-cash items totaling $434 million. Net income also included equity in earnings of unconsolidated affiliates of $103 million and $35 million in 2025 and 2024, respectively, and a $598 million gain from the West Texas Sale in 2024, while cash provided by operating activities included cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $156 million in 2025.
The non-cash activity in 2025 and 2024 consisted primarily of depreciation, amortization and accretion of $469 million and $216 million, respectively, non-cash unit-based compensation expense of $14 million and $12 million, respectively, favorable inventory valuation adjustments of $31 million and unfavorable inventory valuation adjustments of $99 million, respectively, loss on extinguishment of debt of $31 million and $2 million, respectively, loss on disposal of assets and impairment charges of

$4 million and $52 million, respectively, amortization of deferred financing fees of $20 million for both periods, and deferred income tax expense of $2 million and deferred income tax benefit of $14 million, respectively.
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
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Net cash used in investing activities during 2025 was $594 million compared to net cash provided by investing activities of $609 million in 2024. Capital expenditures for 2025 were $418 million compared to $212 million for 2024. In 2025, we paid $189 million in cash for the acquisitions of fuel equipment, motor fuel inventory, supply agreements and fuel distribution consignment sites. In 2024, we paid $209 million in cash for the acquisition of Zenith European terminals, received $27 million in cash from the NuStar Acquisition and received $990 million in cash proceeds from the West Texas Sale. Proceeds from disposal of property, plant and equipment were $11 million and $7 million for 2025 and 2024, respectively.
In 2025, we paid $57 million in cash contributions to unconsolidated affiliates. Distributions from unconsolidated affiliates in excess of cumulative earnings were $59 million and $6 million for 2025 and 2024, respectively.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Net cash provided by financing activities during 2025 was $2.94 billion compared to net cash used in financing activities of $948 million in 2024.
During the nine months ended September 30, 2025, we:
•borrowed $2.90 billion and repaid $632 million in senior notes;
•borrowed $2.08 billion and repaid $2.28 billion under the Credit Facility;
•repurchased $75 million principal amount of Series 2011 GoZone Bonds;
•paid $36 million in loan origination costs;
•issued $1.47 billion of Series A Preferred Units; and
•paid $488 million in distributions to our unitholders, of which $195 million was paid to Energy Transfer.
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
We intend to pay cash distributions to the holders of our common units and Class C units representing limited partner interests in the Partnership on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C unit outstanding. There is no guarantee that we will pay a distribution on our units. In October 2025, we declared a quarterly distribution of $0.9202 per common unit, which will result in the payment of approximately $126 million to common unitholders and $42 million to the IDR holders. The declared distribution will be paid on November 19, 2025 to unitholders of record on October 30, 2025.
Capital Expenditures
For the nine months ended September 30, 2025, total capital expenditures on an accrual basis were $418 million, which included $310 million for growth capital and $108 million for maintenance capital. This includes the Partnership's proportionate share of capital expenditures related to its investments in ET-S Permian and J.C. Nolan of $49 million for growth capital and $8 million for maintenance capital.
We currently expect to spend approximately $150 million in maintenance capital expenditures and at least $400 million in growth capital for the full year 2025. These amounts include the Partnership's proportionate share for joint ventures.
Description of Indebtedness
As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	September 30, 2025	December 31, 2024
Credit Facility	$—	$203
5.750% senior notes due 2025	—	600
6.000% senior notes due 2026 (1)	500	500
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
5.625% senior notes due 2031	1,000	—
7.250% senior notes due 2032	750	750
6.250% senior notes due 2033	1,000	—
5.875% senior notes due 2034	900	—
GoZone Bonds	247	322
Lease-related financing obligations	131	132
Net unamortized premiums, discounts and fair value adjustments	17	16
Deferred debt issuance costs	(67)	(37)
Total debt	9,478	7,486
Less: current maturities	2	2
Total long-term debt, net	$9,476	$7,484
(1)    As of September 30, 2025, $500 million aggregate principal amount of 6.000% senior notes due before September 30, 2026 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.

Recent Transactions
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
September 2025 Senior Notes Offering
In September 2025, the Partnership issued $1.00 billion aggregate principal amount of 5.625% senior notes due 2031 and $900 million aggregate principal amount of 5.875% senior notes due 2034 in a private offering. These notes will mature on March 15, 2031 and March 15, 2034, respectively, and interest is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. The Partnership used the net proceeds from this private offering (i) on the closing date of the Parkland Acquisition to fund a portion of the cash consideration for the Parkland Acquisition and related transaction costs, with the remaining proceeds used for general corporate purposes, and (ii) prior to the closing date of the Parkland Acquisition, to temporarily reduce the borrowings outstanding under the Partnership's Credit Facility and to pay interest and fees in connection therewith.
The 5.625% senior notes due 2031 and 5.875% senior notes due 2034 were originally subject to a special mandatory redemption requirement, which was eliminated upon closing of the Parkland Acquisition.

Parkland Senior Note Exchange
In October 2025, in connection with the Parkland Acquisition, the Partnership commenced a private offering to exchange C$1.60 billion Canadian dollar denominated notes (collectively, the “PKI CAD Notes”) and $2.60 billion U.S. dollar denominated notes (collectively, the “PKI USD Notes”). The exchange offer closed on November 4, 2025 with approximately C$1.47 billion of the PKI CAD Notes and approximately $2.58 billion of the PKI USD Notes being validly tendered and not validly withdrawn.
Credit Facility
As of September 30, 2025, we had no outstanding borrowings on the Credit Facility, which matures on June 17, 2030, and $47 million standby letters of credit were outstanding. The unused availability on the Credit Facility as of September 30, 2025 was $1.45 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2025 was 6.42%. The Partnership was in compliance with all financial covenants as of September 30, 2025.
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of September 30, 2025, this facility had no outstanding borrowings.
Guarantor Summarized Financial Information
The senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by Sunoco LP, Sunoco Finance Corp. and certain of its subsidiaries; the senior notes issued by Sunoco LP and the senior notes co-issued by Sunoco LP and Sunoco Finance Corp. are fully and unconditionally guaranteed by NuStar, NuStar Logistics and certain other subsidiaries. Each guarantee of the senior notes (i) ranks equally in right of payment with all other existing and future unsecured senior indebtedness of that guarantor, (ii) is structurally subordinated to all existing and any future indebtedness and obligations of any subsidiaries of that guarantor that do not guarantee the notes and (iii) ranks senior to its guarantee of our subordinated indebtedness. See Note 9 of the Notes to Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.
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

Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:	September 30, 2025	December 31, 2024
Current assets	$5,633	$2,225
Non-current assets	11,121	11,119
Current liabilities(a)	1,601	1,903
Non-current liabilities, including long-term debt	10,312	8,244
(a)Excludes $259 million and $73 million of net intercompany payables owed to the non-guarantor subsidiaries from the Guarantor Issuer Group as of September 30, 2025 and December 31, 2024, respectively.
Long-term assets for the non-guarantor subsidiaries totaled $911 million and $792 million as of September 30, 2025 and December 31, 2024, respectively.

Summarized Combined Income Statement Information for the Guarantor Issuer Group:	Nine Months Ended September 30, 2025
Revenues	$16,071
Operating income	524
Net income	200
Revenues and net income for the non-guarantor subsidiaries totaled $530 million and $230 million, respectively, for the nine months ended September 30, 2025.
September 2025 Series A Preferred Units Offering
In September 2025, the Partnership closed a private offering of 1.5 million of its 7.875% Series A Preferred Units at an offering price of $1,000 per unit. The Partnership received net proceeds of approximately $1.47 billion from the sale of the Series A Preferred Units after deducting the initial purchasers' discount and other estimated offering expenses. The Partnership used the net proceeds from this private offering (i) on the closing date of the Parkland Acquisition to fund a portion of the cash consideration for the Parkland Acquisition, and (ii) prior to the closing date of the Parkland Acquisition, to temporarily reduce the borrowings outstanding under the Partnership's Credit Facility and to pay interest and fees in connection therewith.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025. No significant changes have occurred subsequent to the Form 10-K filing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had no outstanding borrowings on the Credit Facility as of September 30, 2025. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and
•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the first nine months of 2025 or 2024.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of September 30, 2025, we held approximately $1.11 billion of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, “positions”) to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy. On a consolidated basis, the Partnership had a position of 2.6 million barrels with an aggregate unrealized loss of $10 million at September 30, 2025.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are party to any litigation that will have a material adverse impact or other legal proceedings required to be reported herein.
Item 1A. Risk Factors
The following risk factors, certain of which were previously disclosed in our Annual Report on Form 10-K, have been included to reflect updates based on recent developments. These risk factors should be read in conjunction with risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025, and in “Part II — Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025.
Our investment in the Burnaby Refinery is subject to operational risks, including commodity price and pricing pressure and environment, health and safety hazards. If any of the operational risks materialize our financial condition or results of operations could be materially and adversely affected.
Following the Parkland Acquisition, we will own and operate a refinery located in Burnaby, British Columbia (the “Burnaby Refinery”), which produces and supplies fuel within the Lower Mainland in Canada.
Key operational risks at the Burnaby Refinery include: supply disruptions of crude oil and bio-feedstocks, product offtake contract issues or interruptions, operational availability, labor and material shortages, compliance with regulatory requirements and local community opposition. Major accidents could cause significant damage and may result in operational interruptions, loss of licenses, fines, reputational damage, injuries or fatalities. Large amounts of power, heat by way of natural gas and large volumes of water are used to refine crude oil, the supply of which is not in our control, and even a temporary interruption of power, natural gas or water could adversely affect continuous operations. Unanticipated costs and delays during maintenance may negatively impact our operational results. Scheduled and unscheduled maintenance and repairs at the Burnaby Refinery may reduce revenue and increase our operating costs, impacting our financial and operational results.
Additionally, we contract with third parties for the supply of crude oil and other feedstock to the Burnaby Refinery. Crude oil sourced by the Burnaby Refinery is delivered from Alberta by the Trans Mountain Pipeline (“TMPL”). Interruptions or apportionment on the TMPL’s pipeline system can result in us temporarily ceasing or decreasing processing operations at the Burnaby Refinery and may materially affect our business, financial condition and results of operations. The Burnaby Refinery could see variability in its crude deliveries as the capacity on the pipeline fluctuates from time to time, which can impact committed as well as uncommitted linespace, based on operating conditions and planned and/or unplanned maintenance. In addition to the TMPL line capacity, extreme or unexpected weather events may affect the operation of the TMPL. Significant operational delays, changes in tariffs and unanticipated costs could adversely impact the refinery.
Refining gross margins are primarily driven by commodity prices and are a function of the difference between the costs of feedstock (primarily crude oil) and the market prices for the marketing of finished products (such as gasoline, diesel, jet fuel, lubricants, fuel oil and fuel and lubricant additives). Prices for commodities are determined by global and regional marketplaces and are influenced by many factors, including supply and demand balances, inventory levels, industry refinery operations, import and export balances, currency fluctuations, seasonal demand, political climate, disruptions at the refinery resulting from unplanned outages due to severe weather, fires or other operational events and plant capacity utilization. Sustained low refining margins may have an adverse effect on our revenue, profitability and ability to service debt and pay distributions.
The Burnaby Refinery faces hazards related to hydrocarbon supply and processing, including, but not limited to, fires, explosions, railcar or marine vessel incidents, oil spills, migration of harmful substances, corrosion, vandalism, terrorism and other accidents that may occur at or during transport to or from sites. The consequences of an accidental spill or release at or near any marine terminal used in connection with our operations could be significant, given the complexities of addressing releases occurring in marine environments or along populated coastlines. Such incidents could result in significant disruptions to offshore shipping activities and impede our ability to operate in any affected areas.
These hazards may interrupt operations, cause injuries or fatalities, cause loss of or damage to equipment, property, information technology or control systems and data, or result in environmental damage that may include pollution of water, land or air. The consequences could expose us to business interruptions, potential liabilities, modifications to or revocation of existing regulatory approvals, fines and other environmental damages, or reputational impacts.

We face a variety of risks related to our entry into the refinery business following the completion of the Parkland Acquisition.
Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Further, our management team have not engaged in the refinery operations business in recent years, and our lack of recent experience may result in delays or further complications to our new business and increases our dependence upon former Parkland employees that have experience in the field. If we are unable to successfully implement the acquired business of Parkland, in particular, the Burnaby Refinery, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected and our reputation and business may be harmed.
Our operations are subject to federal, state and local laws and regulations, in the U.S., in Canada, in Mexico, in the Greater Caribbean and in Europe, relating to the environment, health, safety and security that require us to make substantial expenditures.
Our operations are subject to increasingly stringent international, federal, state and local environmental, health, safety and security laws and regulations, including those relating to: terminals and underground storage tanks; the release or discharge of regulated materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of hazardous materials; the exposure of persons to regulated materials; and the health and safety of our employees. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Regulations under the Clean Water Act, the Oil Pollution Act of 1990 (“OPA 90”) and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above-ground storage tanks or pipelines.
Transportation and storage of refined products over and adjacent to water involves risk and potentially subjects us to strict, joint and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. The Clean Water Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters, with the potential of substantial liability for the violation of permits or permitting requirements.
Terminal operations and associated facilities are subject to the Clean Air Act as well as comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies may be required at our facilities. Any such future obligation could require us to incur significant additional capital or operating costs. Additionally, permits or licenses may be difficult to obtain and may include public comment and other public involvement periods, which could affect agency considerations or the decisions reached. For more information, see our regulatory disclosure titled “Air Emissions and Climate Change” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.
Terminal operations are subject to additional programs and regulations under Occupational Safety and Health Administration. Liability under, or a violation of compliance with, these laws and regulations, or any future laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Pipeline operations are also subject to a number of environmental and safety programs and regulations. Should our operations fail to comply with applicable Department of Transportation or comparable state regulations regarding pipeline safety, we could be subject to substantial fines and penalties. In addition, the adoption of recently proposed or new laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. For more information, see our regulatory disclosure titled “Pipeline Safety Regulation” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.
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
We are required to make financial expenditures to comply with regulations governing underground storage tanks as adopted by federal, state and local regulatory agencies. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures. For example, the EPA has previously published rules that amend existing federal underground storage tank rules, requiring certain upgrades to underground storage tanks and related piping to further ensure the detection, prevention, investigation and remediation of leaks and spills.
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
Our environmental, health and safety program may not identify all environmental liabilities at all of our current and former locations; material environmental or pipeline safety conditions not known to us may exist; existing and future laws, ordinances or regulations may impose material environmental or pipeline safety liability or compliance costs on us; or we may be required to make material expenditures for the remediation of contamination or pipeline integrity and safety matters.
The occurrence of any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 22, 2024, by and among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC and Sunoco GP, LLC (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 22, 2024)

2.2
Contribution Agreement, by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC, dated as of July 14, 2024 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

2.3
Arrangement Agreement, dated as of May 4, 2025, by and among Sunoco LP, NuStar GP Holdings, LLC, 2709716 Alberta Ltd. and Parkland Corporation (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 6, 2025)

2.4
First Amending Agreement to the Arrangement Agreement, dated as of May 26, 2025, by and among Sunoco LP, NuStar GP Holdings, LLC, 2709716 Alberta Ltd. and Parkland Corporation (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 29, 2025)

2.5
Second Amending Agreement, dated as of October 10, 2025, by and among Sunoco LP, 2709716 Alberta ULC, SunocoCorp LLC, and Parkland Corporation (incorporated by reference to Exhibit 2.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 3, 2025)

3.1
Second Amended and Restated Certificate of Limited Partnership of Sunoco LP, dated as of May 8, 2018 (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

Exhibit No.	Description
3.2
Third Amended and Restated Agreement of Limited Partnership of Sunoco LP, dated September 18, 2025 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 18, 2025)

3.3
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Sunoco LP, dated as of October 31, 2025 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 3, 2025)

3.4
Certificate of Formation of Susser Petroleum Partners GP LLC, dated as of June 11, 2012 (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.5
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.6
Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC, dated as of September 25, 2012 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 25, 2012)

3.7
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.8
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 8, 2016)

3.9
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC (incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.10
Second Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC, dated as of October 28, 2025 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 3, 2025)

4.1
Indenture, dated as of September 18, 2025, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 18, 2025)

10.1
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of May 16, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and an LC issuer, and the lenders and LC issuers party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 20, 2025)

10.2
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of June 17, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and swingline lender and the lenders and LC issuers party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 23, 2025)

10.3
Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of August 8, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and the lenders and LC issuers party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 8, 2025)

10.4
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of October 3, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 6, 2025)

10.5
Omnibus Agreement, dated as of October 31, 2025, between Sunoco LP and SunocoCorp LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 3, 2025)

22.1 *	List of Guarantor and Issuer Subsidiaries

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit No.	Description
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101 *
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: November 6, 2025	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer (In his capacity as principal accounting officer)