Form 10-K
period 2025-12-31
Sunoco LP
filed 2026-02-19
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2025, the aggregate market value of common units representing limited partner interests held by non-affiliates of the registrant was approximately $5.8 billion based upon the closing price of its common units on the New York Stock Exchange.
The registrant had 136,894,754 common units, 16,410,780 Class C Units and 51,517,198 Class D Units, each representing limited partner interests outstanding as of February 13, 2026.
Documents Incorporated by Reference: None

SUNOCO LP
ANNUAL REPORT ON FORM 10-K

Definitions
References to the “Partnership,” “Sunoco,” “we,” “us” and “our” refer to Sunoco LP and its consolidated subsidiaries. In addition, the following is a list of certain acronyms and terms used throughout this document:

AOCI	accumulated other comprehensive income (loss)
Burnaby Refinery	refinery located in Burnaby, British Columbia owned and operated by the Partnership, which was acquired in the Parkland Acquisition
Credit Facility	Sunoco LP's $2.50 billion revolving credit facility, which matures in June 2030
Energy Transfer	Energy Transfer LP (NYSE: ET)
EPA	United States Environmental Protection Agency
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Sunoco LP and Energy Transfer, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
FIFO	first-in, first-out
GAAP	accounting principles generally accepted in the United States of America
General Partner	Sunoco GP LLC, the general partner of Sunoco LP
IDRs	incentive distribution rights
IRS	United States Internal Revenue Service
Isla	Isla Dominicana de Petroleo Corporation
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Sunoco LP and Energy Transfer, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
NuStar	NuStar Energy L.P.
NuStar Acquisition	acquisition of NuStar completed on May 3, 2024
NuStar Logistics	NuStar Logistics L.P., a wholly owned subsidiary acquired in the NuStar Acquisition
NYSE	New York Stock Exchange
Parkland	Parkland Corporation
Parkland Acquisition	acquisition of Parkland completed on October 31, 2025
Partnership Agreement	Sunoco’s Third Amended and Restated Agreement of Limited Partnership, as amended to date
SARA	Societe Anonyme de la Raffinerie des Antilles refinery
SEC	United States Securities and Exchange Commission
Series A Preferred Units	7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Sunoco Retail	Sunoco Retail LLC, a wholly owned corporate subsidiary of Sunoco LP
SunocoCorp	SunocoCorp LLC, a Delaware limited liability company (NYSE: SUNC), an affiliate which owns all of the Partnership's outstanding Class D Units
TanQuid	TanQuid GmbH & Co. KG, a subsidiary of the Partnership acquired on January 16, 2026
West Texas Sale	sale of 204 convenience stores in West Texas, New Mexico and Oklahoma completed on April 16, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Statements using words such as “believe,” “plan,” “could,” “expect,” “anticipate,” “intend,” “forecast,” “assume,” “estimate,” “continue,” “position,” “predict,” “project,” “goal,” “strategy,” “budget,” “potential,” “will” and other similar words or phrases are used to help identify forward-looking statements, although not all forward-looking statements contain such identifying words. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:
•our ability to integrate acquisitions from affiliates or third parties, including the ability to successfully integrate Parkland's business;
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
•any acceleration of the domestic and/or international transition to a low carbon economy as a result of policy changes or otherwise;
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
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, political and regulatory changes implemented by the Trump Administration and foreign investments, continued hostilities in the Middle East, including the Israel-Hamas conflict, conflict with Iran and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, including most recently in Venezuela, Central America and China and acts of terrorism or sabotage;
•the fact that we are not fully insured against all risks incident to our business;
•dangers inherent in the storage and transportation of motor fuel;
•our ability to manage growth and/or control costs;
•our ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results;
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
PART I
Item 1. Business
General
As used in this report, the terms “Partnership,” “Sunoco,” “we,” “us” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries as applicable and appropriate.
Overview
We are a Delaware master limited partnership. We are managed by our General Partner, which is owned by Energy Transfer. As of February 13, 2026, Energy Transfer owned 100% of the membership interest in our General Partner, 28,463,967 of our common units and all of our IDRs. In addition, Energy Transfer controls SunocoCorp, which owns all of the outstanding Class D Units representing limited partner interests in the Partnership (“Class D Units”) and pursuant to the Delegation Agreement (as defined below) has been delegated Energy Transfer’s power and authority to appoint the board of directors of our General Partner.
We are primarily engaged in energy infrastructure and distribution of motor fuels across 32 countries and territories in North America, the Greater Caribbean and Europe. Our midstream operations include an extensive network of over 14,000 miles of pipeline and over 160 terminals. Our fuel distribution operations distribute over 15 billion gallons annually to approximately 11,000 Sunoco and partner branded locations, as well as independent dealers and commercial customers.

The following simplified diagram depicts our organizational structure as of February 13, 2026.
Significant Achievements in 2025
Parkland Acquisition
On October 31, 2025, we completed the previously announced acquisition of Parkland, whereby Sunoco Retail LLC (“Sunoco Retail”), a wholly owned corporate subsidiary of the Partnership, indirectly acquired all the outstanding shares of Parkland, in exchange for cash and SunocoCorp units that were contributed by SunocoCorp to the Partnership at the close of the Parkland Acquisition. Under the terms of the agreement, Parkland shareholders received 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction would not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close. In connection with the closing of the Parkland Acquisition, we paid approximately $2.60 billion to Parkland’s shareholders and transferred 51,517,198 SunocoCorp common units, which we had received from SunocoCorp in exchange for our issuance of 51,517,198 Sunoco Class D Units to SunocoCorp.

Parkland is a leading international fuel distributor, marketer and convenience retailer with operations in 26 countries across the Americas. Parkland’s functional currency is the Canadian dollar, and its consolidated structure includes subsidiaries with multiple other functional currencies.
As part of the transaction, the Partnership repurposed and renamed an existing subsidiary as SunocoCorp. Prior to the Parkland Acquisition, SunocoCorp did not have any significant assets, liabilities or operations; in connection with the Parkland Acquisition, the Partnership deconsolidated SunocoCorp and SunocoCorp became a publicly traded entity classified as a corporation for U.S. federal income tax purposes. SunocoCorp units began trading on the NYSE effective November 6, 2025. Subsequent to the Parkland Acquisition, SunocoCorp holds Sunoco Class D Units, representing limited partnership interests in Sunoco that are generally economically equivalent to Sunoco’s publicly traded common units on the basis of one Sunoco Common Unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco unitholders.
TanQuid Acquisition
On January 16, 2026, the Partnership completed the previously announced acquisition of TanQuid for approximately €465 million (approximately $540 million as of January 16, 2026), including approximately €300 million of assumed debt, less approximately €39 million of cash acquired. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first quarter of 2025, Sunoco acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco Common Units, which had an aggregate acquisition-date fair value of approximately $5 million.
In the second quarter of 2025, Sunoco acquired a total of 151 fuel distribution consignment sites in three separate transactions for total consideration of approximately $105 million, plus working capital. Aggregate consideration included $92 million in cash and 251,646 newly issued Sunoco Common Units which had an aggregate acquisition-date fair value of approximately $13 million.
In the third quarter of 2025, Sunoco acquired approximately 70 fuel distribution consignment sites and 100 supply agreements in five separate transactions for total cash consideration of approximately $85 million, plus working capital.
In the fourth quarter of 2025, Sunoco acquired a total of 27 fuel distribution consignment sites and 36 dealer sites, as well as commercial customers, in four separate transactions for total cash consideration of approximately $64 million, plus working capital.
These transactions were accounted for as asset acquisitions, and the purchase price was primarily allocated to inventories, property, plant and equipment and other non-current assets.
Available Information
Our principal executive offices are located at 8111 Westchester Drive, Suite 400, Dallas, Texas 75225. Our telephone number is (214) 981-0700. Our Internet address is www.sunocolp.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information contained on our website is not part of this report. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Relationship with Energy Transfer
One of our principal strengths is our relationship with Energy Transfer. As of February 13, 2026, Energy Transfer owned 100% of the membership interest in our General Partner, all of our IDRs and 28,463,967 of our common units and pursuant to the Delegation Agreement delegated its power and authority to appoint the board of directors of our General Partner to SunocoCorp, which is also controlled by Energy Transfer. Given the significant ownership, we believe Energy Transfer will be motivated to promote and support the successful execution of our business strategies. In particular, we believe it will be in the best interest of Energy Transfer to facilitate organic growth opportunities and accretive acquisitions of third parties, although Energy Transfer is not under any obligation to do so.
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

Our Business and Operations
Our business is comprised of four reportable segments: Fuel Distribution, Pipeline Systems, Terminals and Refinery.
The following map depicts the major assets of our business and excludes corporate and field offices and certain assets that are less significant to Sunoco. This map includes the assets of TanQuid, which the Partnership acquired on January 16, 2026; however, the descriptions of our business and operations by segment below exclude TanQuid, given the timing of the transaction subsequent to December 31, 2025.

Fuel Distribution Segment
We are a distributor of motor fuels and other petroleum products that we supply to customers that include third-party dealers and distributors, commission agent operators, and commercial businesses, in addition to our directly operated convenience retail facilities. We are the largest independent fuel distributor in the Americas and are the exclusive wholesale distributor of Sunoco, Aloha, Sol, Pioneer, Fas Gas, Ultramar and EcoMaxx-branded motor fuels, supplying an extensive distribution network of customer and company operated locations. We also are one of the largest distributors of Chevron, Texaco, ExxonMobil and Valero branded motor fuel in the Americas. The other petroleum products that we distribute include marine fuel, aviation fuel, propane and lubricating oil.
The fuel distribution channel also provides for revenue associated with credit card services, franchise royalty offerings, and rental income from controlled properties leased to independent operators.

We purchase motor fuel primarily from independent refiners and major oil companies and distribute it across the United States, Canada and the Greater Caribbean to:
•approximately 9,200 retail facilities operated by independent customer operators, which we refer to as “dealers” or “distributors,” pursuant to long-term distribution agreements;
•approximately 1,300 independently operated commission agent locations where we sell motor fuel to customers under commission agent arrangements, which we refer to as “commission agents”;
•approximately 330 company operated convenience retail facilities; and
•over 13,000 other commercial businesses, including retail stores, other fuel distributors, municipalities and industrial customers.
Dealer and Distributor Business
In 2025, we distributed fuel under long-term contracts to our approximately 9,200 dealer and distributor customers. These customers buy fuel directly from us and sell the fuel to consumers at the pump. Sunoco-branded supply contracts generally have both time and volume commitments that establish contract duration. The supply contracts require, among other things, that the customers maintain the operating standards established by the applicable brand.
Commission Agent Business
During 2025, our Fuel Distribution business distributed fuel to approximately 1,300 commission agent locations. Under these arrangements, we control motor fuel inventory and price at the site. Similarly to our dealer and distributor business channels, the customers are responsible for operating standards established by the applicable brand.
The dealer, distributor and commission agent business channels continue to grow and remain an attractive part of our company performance. We continually seek to expand through the addition of new branded dealers, distributors and commission agent locations, new commercial customers and through acquisitions of contracts for existing independently operated sites from other distributors. We evaluate potential new customers based on the quality of their facilities and operations, including the facility’s size and location, projected monthly volumes of motor fuel, and operating experience. We may extend credit to certain customers based on our credit evaluation process.
Company Operated Retail Business
Sunoco owns and operates convenience retail facilities in desirable markets including Hawaii, certain markets of the US mainland and on the New Jersey Turnpike, which is one of the most heavily traveled highways in the nation. These directly operated facilities further provide for complementary revenue to our fuel distribution given their expanded service offerings including merchandise sales.
Unbranded Customers Business
We distribute unbranded fuel to numerous other customers, including retail facilities and commercial businesses, municipalities and a multitude of commercial company customers, which also remains an attractive and growing part of our fuel distribution business segment. These customers are primarily commercial, governmental and other parties who buy motor fuel by the load or in bulk and who do not always enter into exclusive contractual relationships with us. We also sell propane, lubricating oil and other petroleum products, such as heating fuels, to our customers on both a spot and contracted basis. With the addition of Parkland, Sunoco’s lubricant business now spans large portions of Canada, western U.S. and throughout the Caribbean. In addition, we receive income from the manufacture and distribution sale of race fuels at our Marcus Hook, Pennsylvania manufacturing facility.
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
We also distribute motor fuel, which we purchase in bulk, on a rack basis based upon prices posted by the refiner at a fuel supply terminal or on a contract basis with the price tied to one or more market indices.
Bulk Fuel Purchases
We purchase motor fuel in bulk and hold it in inventory or transport it via pipeline, barge, vessel, truck or rail. To mitigate inventory risk, we use commodity futures contracts or other derivative instruments, which are matched in quantity and timing to the anticipated usage of the inventory. We also blend in various additives, including ethanol and biomass-based diesel. We purchase fuel globally from Asia, Europe, Africa, South America and North America. Our scale of operation allows us to provide a lower cost of supply. This operation not only supplies our network but mitigates exposure to volatility, supply disruptions, and geopolitical risks.

Transportation Logistics
We provide transportation logistics for most of our motor fuel deliveries through our own fleet of fuel transportation vehicles as well as third-party and affiliated transportation providers. In Canada, we predominately distribute through third-party carriers and independent brokers. We arrange for motor fuel to be delivered from the storage terminals to the appropriate sites in our distribution network at prices consistent with those historically charged to third parties for the delivery of fuel. We also deliver motor fuel, propane and lubricating oils to commercial customers involved in petroleum exploration and production.
We operate a waterborne logistics network, including the use of both Jones Act and foreign flag vessels, which is a critical component of our supply chain. The fleet supports sourcing crude and refined product barrels from diverse supply origins, including Asia, South America, U.S. Gulf Coast, Canada, and Europe, and facilitates delivery to downstream customers and storage locations. By maintaining a globally distributed sourcing footprint, we reduce reliance on any single region and capture arbitrage opportunities. The integration of our marine operations allows us to optimize inventory, manage transit times, and reduce overall logistics costs. Sunoco also operates blending operations across the U.S. East Coast, Gulf Coast and the Caribbean markets, creating additional supply advantages while meeting regulated specifications.
Technology
Technology is an important part of our Fuel Distribution segment. While our technology solutions can vary by country and acquisitions must be integrated, we utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time. We use Internet-based systems to assist with fuel inventory management and procurement and an integrated distribution fuel system for financial accounting, procurement, billing and inventory management.
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
Pipeline Systems Segment
Our Pipeline Systems segment includes an integrated pipeline and terminal network comprised of approximately 6,000 miles of refined product pipeline (including the pipeline of J.C. Nolan), approximately 6,000 miles of crude oil pipeline (including the pipelines of ET-S Permian), approximately 2,000 miles of ammonia pipeline and 69 terminals.
The following details our pipelines and storage facilities, excluding our investments in J.C. Nolan and ET-S Permian, in the Pipeline Systems segment:

Description of Assets	Miles of Pipeline	Storage Capacity (Barrels)
Southwest Crude and Refined Products System
Panhandle Refined Product System	1,991	1,740,000
Panhandle Crude System	547	1,795,000
Valley Refined Products System	1,005	2,486,000
Valley Crude System	474	6,117,000
Total Southwest Crude and Refined Products System	4,017	12,138,000

Mid-Continent Refined Product System
East Pipeline	2,147	5,906,000
North Pipeline	446	1,771,000
Total Mid-Continent Refined Product System	2,593	7,677,000

Mid-Continent Ammonia System
Ammonia Pipeline	2,021	19,000
Total Ammonia System	2,021	19,000

Total	8,631	19,834,000

J.C. Nolan
Through our investment in J.C. Nolan, we provide diesel fuel storage in Midland, Texas with storage capacity of 130,000 barrels, and transport diesel fuel from a tank farm in Hebert, Texas to Midland, Texas on a 500 mile pipeline with a throughput capacity of approximately 36 thousand barrels per day.
ET-S Permian
Through our investment in ET-S Permian, we operate more than 5,000 miles of crude oil and water gathering pipelines and provide crude oil storage capacity in excess of 11 million barrels.
Terminals Segment
Through our Terminals segment, we operate four transmix processing facilities and 83 terminals (two in Europe, six in Hawaii, nine in Canada, 13 in the Greater Caribbean and 53 in the continental United States). Transmix is the mixture of various off-specification refined products created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to merchantable products of gasoline and distillates. Our terminals provide storage and distribution services to support our fuel distribution business and other third-party customers.
Refinery Segment
Our Refinery segment is composed of the Burnaby Refinery, which was acquired in the Parkland Acquisition, with an operational capacity of approximately 55,000 barrels per day. The refinery consumes primarily sweet conventional crude oil and sweet synthetic crude oil to produce gasoline, diesel and jet fuel among other products. The refinery meets federal and provincial regulations for lower carbon intensity transportation fuels through a combination of co-processing of bio feedstocks (i.e. canola oil, tallow, tall oil and others) and blending of low-carbon intensity fuels such as bio-diesel, renewable diesel, ethanol and others. Fuel from the refinery is sold primarily through Sunoco-owned retail network in British Columbia (“BC”), directly to Vancouver International Airport, and to commercial and cardlock customers.
SARA
Sunoco owns a 29% interest in SARA, which is a refinery based in Martinique with operations to sell refined crude oil in Guadeloupe, French Guiana and Martinique.
Real Estate and Lease Arrangements
As of December 31, 2025, our real estate and lease arrangements were as follows:

	Owned	Leased
Dealer and commission agent sites	822	1,877
Company-operated retail stores	732	605
Warehouses, offices and other	307	210
Total	1,861	2,692
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
In the Refinery segment, our Burnaby Refinery competes with other refineries owned by major energy companies. The majority of the Burnaby Refinery’s production remains in British Columbia, Canada but faces competition with Alberta, Canada-based refineries which consume crude from Alberta, Canada and sell to the British Columbia market with transportation through the Trans Mountain Pipeline (“TMPL”) and other means. Competition is based primarily on transportation charges, reliability of supply and proximity to end users.
Seasonality
Our business exhibits some seasonality due to our customers’ increased demand for motor fuel during the late spring and summer months, as compared to the fall and winter months. Travel, recreation and construction activities typically increase in these months in the geographic areas in which we operate, increasing the demand for motor fuel. Therefore, the volume of motor fuel that we distribute is typically somewhat higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary from period to period. Our commercial operations experience higher volumes in the winter months as a result of higher demand for diesel and heating oil in the winter.
Working Capital Requirements
Related to our retail store operations, we maintain customary levels of fuel and merchandise inventories and carry corresponding payable balances to suppliers of those inventories. In addition, Sunoco, LLC purchases and stores a significant amount of unbranded fuel in bulk. We also have rental obligations related to leased locations. Our working capital needs will typically fluctuate over the medium to long term with the price of crude oil, and over the short term due to the timing of motor fuel tax, sales tax, interest and rent payments.
Environmental Matters
Environmental Laws and Regulations
Sunoco is subject to various federal, state, provincial and local environmental laws and regulations, including those relating to underground storage tanks; the release or discharge of hazardous materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of regulated materials and wastes; the exposure of persons to regulated materials; and the remediation of contaminated soil, groundwater or other environmental media. For more information, see “Sunoco’s operations are subject to federal, state, provincial and local laws and regulations pertaining to environmental protection and operational safety that may require significant expenditures or result in liabilities that could have a material adverse effect on Sunoco’s business” in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Environmental laws and regulations can restrict or impact Sunoco’s business activities in many ways, such as:
•requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by its operations or attributable to former operators;
•requiring capital expenditures to comply with environmental control requirements; and
•enjoining the operations of facilities deemed to be in noncompliance with environmental laws and regulations.
Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining, imposing restrictions on or otherwise curtailing future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed of. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of hydrocarbons, hazardous substances or other wastes into the environment.
Sunoco does not believe that compliance with federal, state, provincial or local environmental laws and regulations will have a material adverse effect on its financial position, results of operations or cash available for distribution to its unitholders, including SunocoCorp. Any future change in regulatory requirements could cause it to incur significant costs. We incorporate by reference into this section the disclosures included in Note 15 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Hazardous Substances and Releases
Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, Sunoco also may be subject to similar liability at sites where such hazardous substances are released. Sunoco may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of, our current properties or off-site waste disposal sites.
Sunoco is required to comply with federal and state financial responsibility requirements to demonstrate that it has the ability to pay for remediation or to compensate third parties for damages incurred as a result of a release of regulated materials from its underground storage tank systems. It meets these requirements primarily by maintaining insurance, which it purchases from private insurers.
The Burnaby Refinery is subject to several federal, BC provincial and municipal laws, regulations and bylaws that apply to the assessment, management and disposal of pollution, toxic substances and hazardous wastes. For example, the BC Environmental Management Act (“BCEMA”) imposes absolute, retroactive, joint and several liability on several classes of responsible parties, including current or previous owners or operators of contaminated sites, and persons that generated or arranged for the transport of the contaminating substance that agreed to handle the substance in a manner that caused a site to become contaminated. In addition, the BCEMA requires Sunoco to develop and implement a spill contingency plan for the transport of certain hazardous substances, including aviation fuel, crude oil, gasoline and kerosene, by pipeline or highway.
At the federal level, the Canadian Environmental Protection Act (“CEPA”) imposes requirements for managing toxic substances and other pollution, including those related to petroleum storage tanks. Sunoco, along with certain corporate officers, may be subject to administrative fines, penalties and compliance orders for any failure to comply with these regulations. Sunoco is also subject to the federal Dangerous Goods Transportation Act and similar provincial laws and regulations when transporting or handling hazardous materials over road or water.
Environmental Reserves
Sunoco is currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. It accrues for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, it has recorded estimated undiscounted liabilities for these sites totaling $168 million as of December 31, 2025. As of December 31, 2025, Sunoco has additional reserves of $254 million that represent its estimate for future asset retirement obligations for underground storage tanks.
Underground Storage Tanks
Sunoco is required to make financial expenditures to comply with regulations governing underground storage tanks (“USTs”) adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, the EPA has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. Additionally, with respect to the Burnaby Refinery, the federal Storage Tank Systems for Petroleum Products and Allied Petroleum Products Regulations impose technical standards for design, installation, operation and removal of federally regulated tanks. Sunoco may be required in the future to remove USTs, aboveground storage tanks and in-ground lifts containing petroleum-based products and hazardous substances should they represent a risk of release or threatened release into the environment. Sunoco has a comprehensive program in place for performing routine tank testing and other compliance activities, which are intended to promptly detect and investigate any potential releases. To date, compliance with applicable underground or other petroleum storage tank requirements have not had a material adverse impact on Sunoco’s business, though we cannot guarantee this will always be the case.

Air Emissions and Climate Change
The Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling, storage and transportation activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws and implementing regulations may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process or otherwise in the course of our operations. For example, in October 2024, the EPA finalized changes to its new source performance standards (“NSPS”) for new, modified and reconstructed storage vessels containing volatile organic liquids, a term which includes certain of our products. The EPA’s final rule created new NSPS subpart Kc, which broadened the definition of modification for storage tanks (which would result in significantly broader application of this rule to existing tanks), introduced more stringent emission control requirements for certain tanks, imposed additional annual monitoring requirements for certain tanks, and require control of degassing events, amongst other matters. Costs to comply with new rules under the Clean Air Act can be substantial. In addition, under the Clean Air Act and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.
Various federal, state, provincial and local agencies have the authority to prescribe product quality and volatility specifications for the motor fuels that Sunoco sells, including with respect to products produced at the Burnaby Refinery, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. To date, compliance with applicable product quality and volatility specifications for motor fuels has not had a material adverse impact on Sunoco’s business, though we cannot guarantee this will always be the case.
In Canada, CEPA and similar provincial and local laws and regulations impose restrictions, permitting obligations and other requirements with respect to emissions of pollutants from industrial facilities, including the Burnaby Refinery. These laws and regulations require Sunoco to meet specified air contaminant emissions limits, undertake air quality monitoring activities, implement odor management activities and meet reporting obligations, among other requirements. Governmental authorities may also impose fees on emissions. If Sunoco fails to comply with applicable laws or permit obligations, it may be subject to significant fines and penalties.
In recent years, there have been a number of efforts at the federal, state and provincial levels focused on reducing greenhouse gas (“GHG”) emissions from various sources in the United States and in Canada. With respect to the United States, at both the state and the federal level, legislators have from time to time considered legislation to reduce GHG emissions in the United States such as a carbon emissions tax or a cap-and-trade program or direct emission regulation by the EPA. For example, in 2022 President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) into law, which created significant incentives for renewable energy initiatives and imposed a fee on excess methane emissions from certain oil and gas facilities. The EPA issued a final rule implementing the fee in November 2024. However, in February 2025, Congress repealed the rule using the Congressional Review Act, and the One Big Beautiful Bill Act (“OBBBA”), enacted in July 2025, delayed implementation of the fee until 2034. We cannot predict with any certainty whether, how, or the timing for when the Trump Administration or Congress may take further action to repeal or revise this requirement in the IRA 2022. Notwithstanding the EPA’s recent final rule repealing the “Endangerment Finding” that underlies the majority of its GHG-related regulations, GHG emissions have been regulated by the EPA under previous administrations pursuant to the Clean Air Act as well as by state environmental authorities. For example, the EPA previously finalized new criteria pollutant and GHG emissions standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. However, in February 2026, the EPA issued final rules rescinding the “Endangerment Finding” underpinning the majority of EPA’s GHG regulations and GHG emission standards for new motor vehicles and engines. Litigation challenging these rules is expected. As a result, there is significant uncertainty with respect to regulation of GHG emissions. Additionally, OBBBA eliminates electric vehicle credits previously available for new and used electric vehicles and commercial fleets. However, we cannot predict whether or not these regulatory repeals will ultimately be successful or if future administrations may seek to restore incentives and further promote or mandate the adoption of electric vehicles.
New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which Sunoco conducts business and that apply to its operations could adversely affect the demand for its products. However, on his first day in office, President Trump issued several Executive Orders rescinding many of the previous administration’s climate-related initiatives, including directing agencies to immediately pause the disbursement of certain funds, including funding for GHG mitigation projects. Even absent any significant GHG-related rulemakings in the near-term at the federal level, several states in which Sunoco operates, such as California, Colorado and Pennsylvania, may continue to aggressively pursue the regulation of GHG emissions.
With respect to Canada, legislators at the federal and provincial levels have implemented or proposed to implement a number of regulations pertaining to GHG emissions. For example, Sunoco is required to submit annual GHG emissions reports with respect to the Burnaby Refinery pursuant to the CEPA. Further, in 2018, Canada enacted the Greenhouse Gas Pollution Pricing Act, which set federal standards for carbon pricing and allowed federal and provincial governments to impose a “tax” on carbon emissions. However, in March 2025, Prime Minister Mark Carney removed the federal consumer carbon tax, and in April 2025, BC repealed the provincial consumer carbon tax. Future efforts to reinstate these taxes or otherwise impose fees on GHG emissions could have a material adverse impact on our business. At the provincial level, the BC Greenhouse Gas Industrial Reporting and Control Act (“GGIRCA”) imposes emissions performance standards and ongoing emissions reporting and reduction requirements for certain industrial facilities, with payment obligations to the provincial government for emissions in excess of statutory limits. The GGIRCA further establishes a compliance mechanism that includes creation, trading and usage of compliance credits, which are generated by facilities that emit GHGs below their specified limit or from specified offset project proponents.
The profitability of the Burnaby Refinery and its business are dependent upon opportunities and obligations to create, sell, purchase and retire compliance credits, legislated carbon-intensity standard considerations and legislated and market pricing stringency considerations in which such compliance credits are made to be tradeable. Changes impacting these credits, including changing market conditions may negatively impact Sunoco’s profitability or otherwise increase compliance costs, which may in turn adversely affect our Refinery Segment business and results of operations.
At the international level, the United States, Canada and 194 other countries previously reached an agreement during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change (the “Paris Agreement”), a long-term, international framework convention designed to address climate change over the next several decades. However, in January 2025, President Trump issued an executive order withdrawing the United States from the Paris Agreement. In January 2026, President Trump announced the United States’ withdrawal from the United Nations Framework Convention on Climate Change. State or local governments may, however, elect to continue to participate in international climate change initiatives and pursue state- or regional-level climate change-related regulations. Any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for Sunoco’s products and, in turn, our financial position and results of operations.
Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact Sunoco’s operations or those of its supply chains. Such physical risks may result in damage to Sunoco’s facilities or its customers’ facilities or otherwise adversely impact its operations, such as to the extent changing weather and temperature trends reduce the demand for our products or frequency with which consumers may visit its locations or impact the cost or availability of insurance. Moreover, certain parties, including local and state governments, have from time to time filed lawsuits against various fossil fuel energy companies seeking damages for alleged physical impacts resulting from climate change or relating to false or misleading statements related to fossil fuel’s contribution to climate change. In addition, several states, including New York and Vermont, have passed climate change-related “Superfund” laws that seek to impose liability for alleged damages from climate change on certain types of entities. Other states are also considering the adoption of such laws. Further, there are increasing financial risks to companies in the fossil fuel sector as members of the general financial and investment communities increase sustainability considerations in their practices. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector, although this trend has waned in recent years. To the extent implemented or pursued, these efforts may adversely affect the market for our securities and our ability to access capital and financial markets in the future.
Separately, in March of 2024, the SEC has published a rule establishing a framework for reporting of climate risks, targets and metrics. However, the rule is currently paused pending litigation, with such litigation held in abeyance until the SEC reconsiders, repeals or otherwise modifies the rule. In March 2025, the SEC voted to end its defense of the rule, though further action has not been taken at this time to repeal the rule. Similarly, in October 2023 the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2, and 3 GHG emissions. Both laws are vague and potentially overbroad with respect to their applicability, appearing to require only minimal contacts with California. The CRFRA requires the disclosure of a climate-related financial risk report in line with certain stakeholder frameworks every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws would begin in 2026; however, both the CCDAA and CRFRA are currently subject to litigation, and in November 2025, the U.S. Court of Appeals for the Ninth Circuit stayed enforcement of the CRFRA pending the outcome of litigation, and we cannot predict the final outcome. Currently, the ultimate impact of these laws on Sunoco’s business is uncertain, but to the extent implemented, Sunoco may face additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase Sunoco’s litigation risks relating to alleged climate-related damages resulting from its operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures Sunoco may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. These various political, regulatory, financial, physical and litigation risks related to climate change have the potential to adversely impact Sunoco’s operations and financial performance.

Water
The U.S. Federal Water Pollution Control Act, as amended, (the “Clean Water Act”), and analogous state laws, impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States (“WOTUS”). The definition of WOTUS has been subject to repeated change in recent years. Most recently, the EPA issued a final WOTUS rule in September 2023 that is currently only implemented in 24 states due to ongoing litigation. In November 2025, the EPA issued a proposed rule to further update and narrow the definition of WOTUS. To the extent any action further expands the scope of the Clean Water Act’s jurisdiction, it could cause increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act, and can also pursue injunctive relief to enforce compliance with the Clean Water Act and analogous laws. Spill prevention control and countermeasure requirements of federal and state laws require containment and equipment to monitor, mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires Sunoco to maintain spill prevention control and countermeasure plans at its terminal facilities with above-ground storage tanks and pipelines.
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
Transportation and storage of refined products over and adjacent to water involves risk and potentially subjects Sunoco to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. The Clean Water Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters, with the potential of substantial liability for the violation of permits or permitting requirements.
In Canada, the BCEMA and other federal, provincial and local laws, such as the Petroleum Refinery Liquid Effluent Regulations issued under the federal Fisheries Act, impose permitting obligations and restrictions on the direct and indirect discharge of wastes and deleterious materials into land and water. Governmental authorities can impose administrative penalties or other regulatory consequences for failure to comply with these laws or permits issued thereunder or for harm to sensitive marine populations or their habitat, which penalties can be significant.
Environmental Reviews
If permits or other authorizations from the federal government are required, Sunoco’s future operations may be subject to broad environmental review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate the environmental impacts of all “major federal actions” significantly affecting the quality of the human environment, which may include the granting of a federal permit for a major development project, such as a pipeline. Procedures for implementing NEPA vary at the agency level, and in their evaluations, agencies may consider impacts of the proposed action on air and water quality, wildlife, cultural resources, geology, socioeconomics and aesthetics. As a result of NEPA reviews, agencies may decide to deny permits or other authorizations for a project or to condition such authorizations on modifications or mitigation measures. Further, authorizations and reviews under NEPA are often subject to appeal or litigation, which may lead to further delays.
Endangered Species
The Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats. While some of Sunoco’s operations may be located in areas that are designated as habitats for such species, Sunoco believes that it is in substantial compliance with the ESA. However, the designation of previously unlisted or threatened species could cause Sunoco to incur additional costs or become subject to operating restrictions in the affected areas.
Pipeline Safety Regulation
Some of Sunoco’s pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), pursuant to the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”). The HLPSA was amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020. The HLPSA regulates safety requirements in the design, construction, operation and maintenance of crude oil and NGL pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil, NGLs and hazardous liquid transmission pipelines in certain high risk areas, such as high-consequence areas (“HCAs”) or moderate consequence areas (“MCAs”).

In October 2025, members of Congress introduced the Pipeline Safety Act of 2025, which would reauthorize appropriation for PHMSA and modernize pipeline safety regulations.
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
The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In December 2024, those maximum civil penalties were increased to $272,926 and $2,729,245, respectively, to account for inflation. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations.
Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements. In the Fiscal Year 2021 Omnibus Appropriations Bill, Congress authorized PHMSA’s spending through fiscal year 2023 and directed the Agency to move forward with several regulatory actions: the promulgation of rules related to changes in class location of existing pipelines, pipeline integrity and maintenance, and the management of idled pipelines, amongst other matters. An example of PHMSA’s rulemaking under this directive was a 2022 rule, expanding regulations for the installation of rupture mitigation valves and establishing of a minimum rupture detection standard. PHMSA also released final regulations in January 2025 related to the management of methane emissions from pipelines, but the Trump Administration subsequently withdrew these regulations before formal publication in the Federal Register, and PHMSA has not announced any intention to re-propose these or any similar rules. Separately, on July 1, 2025 and August 21, 2025, PHMSA issued final rules amending its pipeline safety regulations to incorporate updated industry standards. However, in September 2025, industry groups requested a stay of enforcement of the July 2025 final rule, and PHMSA stated it would use its enforcement discretion to allow regulated entities to operate under the outdated industry standards through January 1, 2027. We cannot predict the capital and operating expenditures related to Sunoco’s compliance with future PHMSA rulemakings, and such rulemakings may require it to incur significant costs to maintain compliance.
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
Sunoco regularly reviews all existing and proposed pipeline safety requirements and work to incorporate the new requirements into procedures and budgets. Sunoco expects to incur increasing regulatory compliance costs, based on the intensification of the regulatory environment and upcoming changes to regulations as outlined above, consistent with other similarly situated midstream companies. In addition to regulatory changes, costs may be incurred if there is an accidental release of a commodity transported by Sunoco’s system, or a regulatory inspection identifies a deficiency in its required programs and corrective action is required.
Regulation of Interstate Crude Oil and Products Pipelines
Interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 (“EPAct of 1992”), and related rules and orders. The ICA requires that tariff rates for petroleum pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. This statute also permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months, though rates are typically not suspended for the maximum allowable period. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The FERC generally has not investigated interstate rates on its own initiative when those rates, like those Sunoco charges, have not been the subject of a protest or a complaint by a shipper. However, the FERC could investigate Sunoco’s rates at the urging of a third party if the third party is either a current shipper or has a substantial economic interest in the tariff rate level. Although no assurance can be given that the tariff rates charged by Sunoco ultimately will be upheld if challenged, management believes that the tariff rates now in effect for Sunoco’s pipelines are within the maximum rates allowed under current FERC policies and precedents.
Sunoco is able to use various FERC-authorized rate change methodologies for its interstate pipelines, including indexed rates, cost-of-service rates, market-based rates and negotiated rates. Typically, it adjusts its rates annually in accordance with the FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. It is possible that the index may result in a negative rate adjustments in some years, or that changes in the index might not be large enough to fully reflect actual increases in our costs.
To the extent Sunoco relies on cost-of-service ratemaking to establish or support its rates, the issue of the proper allowance for federal and state income taxes could arise. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued an opinion in United Airlines, Inc., et al. v. FERC, finding that the FERC had failed to demonstrate that permitting an interstate petroleum products pipeline organized as a master limited partnership, or MLP, to include an income tax allowance in the cost of service underlying its rates, in addition to the discounted cash flow return on equity, would not result in the pipeline partnership owners double recovering their income taxes. The court vacated the FERC’s order and remanded to the FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance.
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
Effective January 2018, the 2017 Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. With the lower tax rate, and as discussed immediately above, the tariff rates allowed by the FERC under its rate base methodology may be impacted by a lower income tax allowance component. The timing and impact to Sunoco’s pipelines of any tax-related policy change is unknown at this time and varies based on the circumstances of each pipeline.
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
In December 2020, FERC issued an order setting the indexed rate at PPI-FG plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates were permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceeded its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on

May 6, 2022. Certain parties have appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that FERC violated the Administrative Procedure Act because the January 20 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20 order and on September 17, 2024, the Commission reinstated the index level established by its original December 17 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines could file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposed a reduction to the then-currently effective index by one percent. On November 20, 2025, FERC withdrew the Supplemental NOPR and confirmed that the PPI-FG-0.78% index established in December 2020 will remain in place through June 30, 2026. On the same day, FERC approved limited relief for pipelines. Oil pipelines with index-based rates may recover applicable rate differences from March 1, 2022 to September 17, 2024, but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. Parties have since filed requests for clarification or rehearing, as well as court appeals, to determine whether pipelines may recover rate differences in other scenarios.
In addition to terminating the Supplemental NOPR proceeding, on November 20, 2025, FERC issued an Order Denying Rehearing of the Reinstatement Order and Granting Remedial Relief (“Remedial Relief Order”), which granted remedial relief to liquids pipelines for the locked-in period of March 1, 2022 to September 17, 2024, when the lower index was effective under the order vacated by the D.C. Circuit in LEPA v. FERC.
Also on November 20, 2025, the FERC issued a Notice of Proposed Rulemaking on the 2026 Five-Year Oil Pipeline Index (“2026 Index NOPR”), proposing to use the Producer Price Index for Finished Goods (PPI-FG) minus 1.42% as the index level beginning July 1, 2026 to June 30, 2031. The 2026 Index NOPR is currently in the midst of the standard notice and comment period.
On December 18, 2025, the Commission issued an Order Denying Petition for Emergency Relief (“Emergency Relief Order Denial”), which denied a petition requesting emergency relief from invoices issued by a liquid pipeline company to recover amounts of indexed rates for the period from March 1, 2022, to September 17, 2024 (Locked-In Period) and explained that, consistent with the Remedial Relief Order, pipelines that charged the maximum rates permitted under the Commission’s now-vacated January 2022 rehearing order during the Locked-In Period may invoice shippers to recover the amounts that would have been chargeable under the December 2020 order.
In January 2026, multiple shippers have filed petitions for review at the D.C. Circuit of the (i) Remedial Relief Order, (ii) Order Terminating Supplemental NOPR, and (iii) Emergency Relief Order Denial. These appeals are pending.
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
In addition, as noted above, the rates, terms and conditions for shipments of crude oil or petroleum products on Sunoco’s pipelines could be subject to regulation by the FERC under the ICA and the EPAct of 1992 if the crude oil or petroleum products are transported in interstate or foreign commerce whether by its pipelines or other means of transportation. Since Sunoco does not control the entire transportation path of all crude oil or petroleum products shipped on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
Regulation of Interstate Ammonia Pipelines
Our ammonia pipeline is subject to regulation by the Surface Transportation Board (the “STB”) pursuant to the ICA applicable to such pipelines (which differs from the ICA applicable to interstate liquids pipelines). Under that regulation, the ammonia pipeline’s rates, classifications, rules and practices related to the interstate transportation of anhydrous ammonia must be reasonable and, in providing interstate transportation, the ammonia pipeline may not subject a person, place, port or type of traffic to unreasonable discrimination. Similar to the crude and refined products pipelines, the rates for transportation services on the ammonia pipeline are required to be in a tariff which is posted publicly on Sunoco’s website, however, that tariff is not required to be on file with the STB. The STB does not prescribe an indexing approach similar to the EP Act but rates under the STB must be reasonable and the pipeline may not subject a person, place, port or type of traffic to unreasonable discrimination.
Other Government Regulation
The Petroleum Marketing Practices Act (the “PMPA”) is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, Sunoco may not terminate or fail to renew a branded distributor contract, unless certain enumerated preconditions or grounds for termination or non-renewal are met and it also complies with the prescribed notice requirements. Additionally, Sunoco is subject to state petroleum franchise laws as well as laws specific to gasoline retailers and dealers, including state laws that regulate its relationships with third parties to whom it leases sites and supplies motor fuels. Sunoco’s operations at the Burnaby Refinery are also subject to reporting obligations under the Fuel Price Transparency Act. Finally, Sunoco is subject to laws regarding fuel standards. For more information, see “Sunoco is subject to federal laws related to the RFS” and “Sunoco is subject to federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products it purchases, stores, transports, and sells to its distribution customers” in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Employee Safety
Sunoco is subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA’s hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that Sunoco is in substantive compliance with the applicable OSHA requirements.
Sunoco is also subject to the BC Worker’s Compensation Act and Occupational Health and Safety Regulation with respect to the Burnaby Refinery. We believe Sunoco is in substantial compliance with these requirements.
Store Operations
Sunoco’s remaining retail locations are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations related to zoning and building requirements and the preparation and sale of food.
Sunoco’s operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates.
Human Capital Management
As of December 31, 2025, Sunoco employed an aggregate of 8,910 employees, 628 of which are represented by labor unions. We and our subsidiaries believe that our relations with our employees are good.
In order to accomplish our objectives, Sunoco must continue to attract and retain top talent. It seeks to accomplish this by fostering a culture that is guided by its ethics and principles, that respects all people and cultures, and that focuses on health and safety.
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

Sunoco’s environmental, health and safety professionals provide environmental and safety training to our field representatives. This group also assists others throughout the organization in identifying continuous training for personnel, including the training that is required by applicable laws, regulations, standards, and permit conditions. Sunoco’s safety standards and expectations are clearly communicated to all employees and contractors with the expectation that each individual has the obligation to make safety the highest priority. Its safety culture promotes an open environment for discovering, resolving, and sharing safety challenges. Sunoco strives to eliminate unwanted safety events through a comprehensive process that promotes leadership, employee involvement, communication, and personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, maintaining clean facilities, contractor safety, and personal wellness.
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
•general economic, financial, and political conditions, including the impact of tariffs;
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
•operational and business risks associated with our refinery, pipelines and fuel storage terminals;
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
•any acceleration of the domestic and/or international transition to a low carbon economy as a result policy changes or otherwise; and
•failure to manage risks associated with acquisitions.

Regulatory Matters. Our business, results of operations, cash flows, financial condition and future growth could be impacted by the following:
•significant expenditures or liabilities resulting from federal, state, provincial and local laws, regulations and bylaws pertaining to environmental protection, operational safety, pipeline safety or the Renewable Fuel Standard (“RFS”) or Canada’s federal and provincial renewable fuel blending and fuel emissions-intensity legislation, including the Clean Fuel Regulations and Low Carbon Fuels Act;
•changes in demand for motor fuel, crude oil, renewable fuels or other petroleum products resulting from federal, state and/or provincial regulations that may discourage the use or storage of petroleum products;
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
•failure to recover the full amount of increases in the costs of our pipeline or refinery operations;
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
•limitations on our common unitholders’ ability to remove our General Partner without its and SunocoCorp’s consent;
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
•our unitholders’ potential liability to repay distributions; and
•the lack of certain corporate governance requirements by the NYSE for a publicly traded partnership like us.
Tax Risks to Unitholders
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
•the level of competition from other midstream, transportation and storage and retail marketing companies, refinery operators and other energy providers;
•regulatory action affecting the supply of or demand for motor fuel, crude oil, refined petroleum products, our operations, our existing contracts or our operating costs;
•prevailing economic conditions;
•the price of crude oil, feedstock at our refining operations and refined petroleum products;
•rising interest rates and slowing economic growth;
•the accelerated transition to a low carbon economy;
•geopolitical events such as the conflicts in Ukraine and Venezuela and political instability in the Middle East;
•supply, extreme weather and logistics disruptions; and
•volatility of margins for motor fuel.
In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:
•the level and timing of capital expenditures we make;
•the cost of acquisitions, if any;
•our debt service requirements, distributions on our Series A Preferred Units and other liabilities;
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
We own and operate pipelines and terminals and, like others in our industry, we use significant amounts of steel in our projects and rely on our ability to obtain that steel in an affordable way to maintain our operating margins. Any imposition of or increase in tariffs on steel and/or other raw materials could increase our growth project costs, which may impact the profitability of new projects and our maintenance capital expenditures, potentially in excess of budgeted amounts.
On March 12, 2025 the U.S. government imposed a 25% tariff on steel imports, which was increased to 50% on June 4, 2025, and on April 2, 2025, the U.S government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. The ultimate impact of these tariffs is unknown at this time. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain and increase costs, particularly on our expansion projects. A trade war or other significant changes in trade regulations could have an adverse effect on our business and results of operations.
Our business could be negatively impacted by the inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.
The U.S. inflation rate remained relatively stable through 2024 and 2025, after an extended period of rising rates, which began in 2022. A sustained increase in inflation may continue to increase our costs for labor, services and materials, which, in turn, could cause our operating costs and capital expenditures to increase. Further, our customers face inflationary pressures and resulting impacts, such as the tight labor market and supply chain disruptions. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our costs, operating margins, results of operations and financial condition. Additionally, the Federal Reserve and other central banks have implemented policies in an effort to curb inflationary pressure on the costs of goods and services across the U.S., including the significant increases in prevailing interest rates that occurred during 2022 and 2023 as a result of the 525 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth could negatively impact our business. While the Federal Reserve reduced benchmark interest rates by 100 basis points in late 2024, and 75 basis points in late 2025, the prospect of additional interest rate cuts remains uncertain and the continuation of rates at the current level could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.
General economic, financial, and political conditions, including the impact of tariffs, may materially adversely affect our results of operations and financial condition.
General economic, financial, and political conditions may have a material adverse effect on our results of operations and financial condition. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, which was increased to 50% on June 4, 2025, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. It is possible that our operations may be affected by the resulting volatility in pricing and demand. Similarly, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect each of our business segments.
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

Our financial condition and results of operations are influenced by changes in the prices of motor fuel, crude oil, refinery feedstock or refined petroleum products, which may adversely impact our margins, our customers’ financial condition and the availability of trade credit.
Our operating results are influenced by prices for motor fuel, crude oil, refinery feedstock and refined petroleum products. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, South America, Russia and Africa could significantly impact crude oil supplies, refinery feedstock and refined product petroleum costs. Significant increases or high volatility in petroleum costs could impact consumer demand for motor fuel and convenience merchandise. Such volatility makes it difficult to predict the impact that future petroleum costs fluctuations may have on our operating results and financial condition. We are subject to dealer tank wagon pricing structures at certain locations further contributing to margin volatility. A significant change in any of these factors could materially impact both wholesale and retail fuel margins, the volume of motor fuel we distribute or sell, and overall customer traffic, each of which in turn could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Significant increases in wholesale motor fuel prices could impact us as some of our customers may have insufficient credit to purchase motor fuel from us at their historical volumes. Higher prices for motor fuel may also reduce our access to trade credit support or cause it to become more expensive.
A significant decrease in demand for motor fuel, crude oil, refinery feedstock or refined petroleum products, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency or a material shift toward electric or other alternative-power vehicles, in the areas we serve would reduce our ability to make distributions to our unitholders.
Sales of refined motor fuels accounted for approximately 92% of Sunoco’s total revenues and 42% of Sunoco’s profit for the year ended December 31, 2025. A significant decrease in demand for motor fuel in the areas we serve could significantly reduce our revenues and our ability to make distributions to our unitholders. Our revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in our areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of our operating costs and expenses are fixed and do not vary with the volumes of motor fuel we distribute, our costs and expenses might not decrease ratably or at all should we experience such a reduction. As a result, we may experience declines in our profit margin if our fuel distribution volumes decrease.
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
New technologies have been developed and from time to time governmental mandates have been implemented to improve fuel efficiency, which may ultimately result in decreased demand for petroleum-based fuel. For example, the EPA previously finalized new criteria pollutant and GHG emissions standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. However, following the change in U.S. presidential administrations, the EPA in February 2026 finalized rules rescinding these standards and the GHG “Endangerment Finding,” which underpins the majority of EPA’s GHG regulations and GHG emissions standards for new motor vehicles and engines. Additionally, the Trump Administration has taken steps to reduce or eliminate incentives for zero-emission vehicles, and OBBBA, passed by Congress in July 2025, eliminates electric vehicle credits previously available for new and used electric vehicles and commercial fleets. However, we cannot predict whether or not these regulatory repeals will ultimately be successful or if future administrations may seek to restore incentives and further promote or mandate the adoption of electric vehicles. Any of these or similar actions could result in fewer visits to our convenience stores or independently operated commission agents and dealer locations, a reduction in demand from our wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Similarly, any sustained decrease in demand for crude oil, refined products, refinery feedstock, renewable fuels or anhydrous ammonia in the markets our pipelines and terminals serve that extends beyond the expiration of our existing throughput and deficiency agreements could result in a significant reduction in throughputs in our pipelines and storage in our terminals, which would reduce our cash flows and impair our ability to make distributions to our unitholders. Factors that tend to decrease market demand include:
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
The dangers inherent in the storage and transportation of motor fuel, crude oil, refinery feedstock, refined petroleum products and anhydrous ammonia could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.
Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel crude oil, refinery feedstock, refined petroleum products, and anhydrous ammonia. These hazards and risks include, but are not limited to, traffic accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to our properties and the properties of others. Any such event not covered by our insurance could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders. Additionally, our pipelines, terminals, storage assets and refinery operations are generally long-lived assets, and some have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. If any of our facilities, or those of our customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on our results of operations and our financial condition as a whole.
Our pipelines, fuel storage terminals and refinery are subject to operational and business risks which may adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
Our pipelines, fuel storage terminals and refinery are subject to operational and business risks, the most significant of which include the following:
•our inability to renew a ground lease for certain of our pipelines or fuel storage terminals or at the Burnaby Refinery on similar terms or at all;
•our dependence on third parties to supply our fuel storage terminals and refinery feedstock;
•outages on our pipelines or at our fuel storage terminals or the Burnaby Refinery or interrupted operations due to weather-related or other natural causes;
•the threat that the nation’s terminal infrastructure and the Burnaby Refinery may be a future target of terrorist organizations;
•the volatility in the prices of the products transported on our pipelines or stored at our fuel storage terminals or our refinery feedstock and the resulting fluctuations in demand for our storage services;
•the effects of a sustained recession or other adverse economic conditions;
•the possibility of federal and/or state regulations that may discourage our customers from transporting or storing gasoline, diesel fuel, ethanol and jet fuel at our fuel storage terminals or reduce the demand by consumers for petroleum products, and possibility of federal, state or provincial regulation in Canada, particularly with respect to the Burnaby Refinery;
•competition from other pipelines and fuel storage terminals that are able to provide our customers with comparable transportation service or storage capacity at lower prices or from other refineries servicing the Lower Mainland in Canada; and
•climate change legislation or regulations that restrict emissions of GHGs could result in increased operating and capital costs and reduced demand for our transportation and storage services.
The occurrence of any of the above situations, among others, may affect operations at our fuel storage terminals or the Burnaby Refinery and may adversely affect our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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
A substantial portion of our wholesale distribution, refinery operations and retail networks are located in regions susceptible to severe storms, including hurricanes. A severe storm could damage our facilities or communications networks, or those of our suppliers or our customers, as well as interfere with our ability to distribute motor fuel to our customers or our customers’ ability to operate their locations. If warmer temperatures, or other climate changes, lead to changes in extreme weather events, including increased frequency, duration or severity, these weather-related risks could become more pronounced. Any weather-related catastrophe or disruption could have a material adverse effect on our business, financial condition and results of operations, potentially causing losses beyond the limits of the insurance we currently carry.
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
We do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 61% of the Partnership, commission agent or dealer operated retail service stations where we currently control the real estate. We also have rental agreements for certain logistics facilities. As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Following the Parkland Acquisition, we own and operate the Burnaby Refinery, which produces and supplies fuel within the Lower Mainland in BC. The Burnaby Refinery has two crude units, including a 25,000 barrel per day crude unit and a 30,000 barrel per day splitter, that are designed to process Canadian light and medium sweet crudes.
Key operational risks at the Burnaby Refinery include: supply disruptions of crude oil and bio-feedstocks, product offtake contract issues or interruptions, operational availability, labor and material shortages, compliance with regulatory requirements, including GHG emission and low-carbon fuel intensity production requirements, and local community opposition. Major accidents could cause significant damage and may result in operational interruptions, loss of licenses, fines, reputational damage, injuries or fatalities. Large amounts of power, heat by way of natural gas and large volumes of water are used to refine crude oil, the supply of which is not in our control, and even a temporary interruption of power, natural gas or water could adversely affect continuous operations. Unanticipated costs and delays during maintenance may negatively impact our operational results. Scheduled and unscheduled maintenance and repairs at the Burnaby Refinery may reduce revenue and increase our operating costs, impacting our financial and operational results.
Additionally, we contract with third parties for the supply of crude oil and other feedstock to the Burnaby Refinery. Crude oil sourced by the Burnaby Refinery is delivered from Alberta by the TMPL. Interruptions or apportionment on the TMPL’s pipeline system can result in us temporarily ceasing or decreasing processing operations at the Burnaby Refinery and may materially affect our business, financial condition and results of operations. The Burnaby Refinery could see variability in its crude deliveries as the capacity on the pipeline fluctuates from time to time, which can impact committed as well as uncommitted linespace, based on operating conditions and planned and/or unplanned maintenance. In addition to the TMPL line capacity, extreme or unexpected weather events may affect the operation of the TMPL. Significant operational delays, changes in tariffs and unanticipated costs could adversely impact the refinery.
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
These hazards may interrupt operations, cause injuries or fatalities, cause loss of or damage to equipment, property, information technology or control systems and data, or result in environmental damage that may include pollution of water, land or air. The consequences could expose us to business interruptions, potential liabilities, modifications to or revocation of existing regulatory approvals, administrative, civil and criminal fines and other environmental damages, or reputational impacts.
We face a variety of risks related to our entry into the refinery business following the completion of the Parkland Acquisition.
Entry into a new line of business in a new jurisdiction may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. In addition, there is some risk as it relates to indigenous groups asserting aboriginal or treaty rights in various regions of western Canada, particularly in BC. Such claims may affect many businesses operating in western Canada as the claims are litigated or settled with the federal and provincial governments. The federal and provincial governments have a duty to consult with indigenous people on actions and decisions that may affect their aboriginal or treaty rights and, in certain cases, accommodate their concerns. The government’s duty to consult may be triggered if we apply to obtain or renew significant permits, leases, licenses or other approvals for our operations in the traditional territories of indigenous groups. Our management team has not engaged in the refinery operations business in recent years and continues to familiarize itself with the Canadian regulatory landscape, which imposes more stringent requirements than those in the other jurisdictions in which we operate. If we are unable to successfully implement the acquired business of Parkland, in particular, the Burnaby Refinery, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected and our reputation and business may be harmed.
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
Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control. Terrorist attacks or threats, whether within the United States or abroad, rumors or threats of war, actual conflicts involving the United States, its allies or other countries or regions where we operate, or military or trade disruptions impacting our suppliers or our customers may adversely impact our operations by increasing our operating costs, reducing customer demand, disrupting supply chains, or limiting our ability to operate certain locations or serve certain markets. Specifically, strategic targets such as energy related assets (which could include refineries that produce the motor fuel we purchase, ports in which crude oil is delivered or attacks to the electrical grid) may be at greater risk of future terrorist attacks than other targets in North America, the Greater Caribbean and Europe. These occurrences could have an adverse impact on energy prices, including prices for motor fuels, and an adverse impact on our operations. Any or a combination of these occurrences could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders and could increase volatility in our financial performance and results from period to period.
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
Moreover, our increasingly broad global operating footprint may increase our exposure to cybersecurity risks, as a larger and more geographically dispersed workforce requires broader access to our information systems and intranet, which may increase the likelihood of unauthorized access, data breaches or other cyber incidents. Breaches of our IT infrastructure or physical assets, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations. A successful cybersecurity attack or other security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss could result in legal claims or proceedings, regulatory investigations and enforcement, penalties and fines, increased costs for system remediation and compliance requirements, disruption of our operations, damage to our reputation, loss of confidence in our products and services, any or all of which could have a material adverse effect on our business and results. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies. See “Item 1C. Cybersecurity” for additional information on our cybersecurity risk management, strategy and governance.
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
A significant portion of our revenues and cash flows are generated from our customers’ payments of fees under throughput contracts and storage agreements. Failure to renew existing contracts or enter into new contracts on acceptable terms or a material reduction in utilization under existing contracts could result from many factors, including:
•sustained low crude oil prices;
•a material decrease in the supply or price of crude oil;
•a material decrease in demand for refined products, renewable fuels or anhydrous ammonia in the markets served by our pipelines and terminals;
•political, social or economic instability in the United States, Canada or another country that has a detrimental impact on our customers and our ability to conduct our operations;
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
In the normal course of our business as a motor fuel, food service and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. In recent years several retailers have experienced data breaches resulting in exposure of sensitive customer data, including payment card information. While we have invested significant amounts in the protection of our information systems and maintain what we believe are adequate security controls over personally identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of personally identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part to comply with regulations relating to our obligation to protect such sensitive data or to the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits.
Cybersecurity attacks are rapidly evolving and becoming increasingly sophisticated, and recent developments in the space of artificial intelligence increase the cybersecurity attack surface. A successful cybersecurity attack resulting in the loss of sensitive customer, employee or vendor data could adversely affect our reputation, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard against cybersecurity attacks. See “Item 1C. Cybersecurity” for additional information on our cybersecurity risk management, strategy and governance.
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
As of December 31, 2025, our consolidated balance sheet reflected $3.03 billion of goodwill and $2.41 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. GAAP require us to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or when events or circumstances occur, indicating that goodwill or indefinite-lived intangible assets might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings. Impairment charges are allowed to be removed from our debt covenant calculations. See Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Integration of assets and businesses acquired in past acquisitions or future acquisitions with our existing business will be a complex, time-consuming and costly process, particularly given that assets acquired to date significantly increased our size and diversified the geographic areas in which we operate. A failure to successfully integrate the acquired assets or businesses, such as Parkland, with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to our unitholders.
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
We acquired Parkland, a Canadian corporation, indirectly through Sunoco Retail, a wholly owned corporate subsidiary of ours. The acquisition involved the creation of a separate public company, SunocoCorp, within our ownership structure, and resulted in our expansion into jurisdictions where we did not previously have an operating footprint, which may expose us to additional regulatory, operational and geopolitical risks. See “—Regulatory Matters—We operate assets outside of the United States, which exposes us to different legal and regulatory requirements and additional risk” for more information.
The combination of two independent businesses is complex, costly and time consuming, and we will be required to continue to devote significant management attention and resources to integrating the business practices and operations of Parkland into the Partnership to achieve, among other things, the targeted cost synergies associated with the acquisition. To the extent we are unable to successfully integrate the business and operations of Parkland into the Partnership, and to the extent we are unable to successfully manage the creation and associated expenses of SunocoCorp, our business, results of operations and our ability to achieve the anticipated benefits of the acquisition may be adversely affected.
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
We have acquired assets and businesses and we are not always indemnified by the seller for liabilities that precede our ownership. In addition, in some cases, we have indemnified the previous owners and operators of acquired assets or businesses. Some of our assets have been used for many years to refine, transport and store crude oil and refined products, and past releases could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification by the seller is not available, it could adversely affect our financial position and results of operations. Conversely, if liabilities arise from assets we have sold, we could incur costs related to those liabilities if the buyer possesses valid indemnification rights against us with respect to those assets.
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our operations.
In August 2022, President Biden signed the IRA 2022, which contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 amended the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. However, the OBBBA amended the Clean Air Act to postpone the implementation of the fee until 2034. Although the OBBBA made various changes to the incentives created under the IRA 2022, including elimination of electric vehicle credits, if the incentives offered for various clean energy industries referenced above are pursued in the future, it could further accelerate the transition of the economy away from the use of fossil fuels and decrease demand for gasoline and diesel, increase our compliance and operating costs and consequently adversely affect our business.
Regulatory Matters
Our operations are subject to federal, state, provincial and local laws and regulations, in North America, the Greater Caribbean and Europe, relating to the environment, health, safety and security that require us to make substantial expenditures.
Our operations are subject to increasingly stringent international, federal, state and local environmental, health, safety and security laws and regulations, including those relating to: terminals and underground storage tanks; refinery operations; the release or discharge of regulated materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of hazardous materials; the exposure of persons to regulated materials; and the health and safety of our employees. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
In the United States, regulations under the Clean Water Act, OPA 90 and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA 90 requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Certain oil handling facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above-ground storage tanks or pipelines.
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
Terminal operations are subject to additional programs and regulations under OSHA, such as the Process Safety Management rule. Liability under, or a violation of compliance with, these laws and regulations, or any future laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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
Certain environmental laws, including CERCLA, impose strict, and under certain circumstances, joint and several, liability on the current and former owners and operators of properties for the costs of investigation and removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. Under CERCLA and similar state laws, as persons who arrange for the transportation, treatment, and disposal of hazardous substances, we may also be subject to liability at sites where such hazardous substances are released. We may be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from, or in the vicinity of our current or former properties or off-site waste disposal sites. Costs associated with the investigation and remediation of contamination, as well as associated third-party claims, could be substantial, and could have a material adverse effect on our business, financial condition, results of operations and our ability to service our outstanding indebtedness. In addition, the presence of, or failure to remediate, identified or unidentified contamination at our properties could materially and adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.
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
We are responsible for investigating and remediating contamination at a number of our current and former properties. We are entitled to reimbursement for certain of these costs under various third-party contractual indemnities and insurance policies, subject to eligibility requirements, deductibles, and per incident, annual and aggregate caps. To the extent third parties (including insurers) do not pay for investigation and remediation, and/or insurance is not available, we will be obligated to make these additional payments, which could have a material adverse impact on our business, liquidity, results of operations and cash available for distribution to our unitholders.
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
Further, as discussed above, with the acquisition of the Burnaby Refinery located in BC, we are subject to a number of additional regulatory and environmental requirements in Canada, which may increase our costs of compliance and, in turn, have a material adverse impact on our results of operations.
The occurrence of any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Our operations are subject to a series of risks related to climate change.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States to date, no comprehensive climate change legislation has been implemented at the federal level, although federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions related to climate change that have or may have a significant impact on our operations. However, following the change in U.S. presidential administrations, proposals have been made to repeal or otherwise modify climate change-related requirements. For example, in February 2026, the EPA finalized a rule rescinding the GHG “Endangerment Finding,” which underpins the majority of EPA’s GHG regulations. Litigation challenging the rule is expected. As a result, there is significant uncertainty with respect to future regulation of GHG emissions. For more information, see our regulatory disclosure titled “Air Emissions and Climate Change.”

Internationally, the United Nations-sponsored Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. While previously a party to the Paris Agreement, in January 2025, President Trump issued an executive order withdrawing of the United States from the Paris Agreement and revoking any related financial commitments thereunder. State or local governments may, however, elect to continue to participate in international climate change initiatives and pursue state- or regional-level climate change-related regulations. Any efforts to control and/or reduce GHG emissions by the United States or other countries, or concerted conservation efforts that result in reduced consumption, could adversely impact demand for our products and, in turn, our financial position and results of operations. Increasingly, fossil fuel companies are also exposed to litigation risks from climate change.
Additionally, California has recently enacted a set of laws that may require climate-related disclosures from companies “doing business in California” with certain total annual revenue thresholds, though these laws are currently subject to litigation, and we cannot predict the ultimate outcome. Moreover, some other states in which we operate, such as New York and Illinois, are considering adopting climate disclosure laws. For more information, see our regulatory disclosure titled “Air Emissions and Climate Change.” Although the final form and substance of these requirements is not yet known, these rules and laws may result in additional costs to comply with any such disclosure requirements.
Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations or those of our supply chains. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, the demand for our products, the frequency with which consumers may visit our locations or the cost or availability of insurance. Moreover, certain parties, including local and state governments, have from time to time filed lawsuits against various fossil fuel energy companies seeking damages for alleged physical impacts resulting from climate change or relating to false or misleading statements related to fossil fuel’s contribution to climate change. These various political, regulatory, financial, physical and litigation risks related to climate change have the potential to adversely impact our operations and financial performance.
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
Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures may be based on expectations, assumptions and hypothetical scenarios. Such expectations, assumptions and hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many ESG matters. Additionally, while we may announce various voluntary ESG targets, such targets are often aspirational. We may not be able to meet or progress against such targets in the manner or on such a timeline as initially contemplated, including but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our environmental impact instead of actual changes in our business operations. Some of these arrangements may receive scrutiny from certain constituencies.
Certain regulators, such as various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive, including for alleged “greenwashing” (i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits). Certain social and inclusion initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that the Partnership faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Partnership’s environmental commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Partnership’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, the Partnership may be subject to pressure in the media or through other means, such as governmental investigations, enforcement actions, or other proceedings, all of which could adversely affect our reputation, business, financial performance, market access and growth. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.
ESG activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our common unit price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel companies based on climate change related concerns, which could affect our access to capital.
Sunoco is subject to federal laws related to the RFS.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, at times, certain independent refiners have initiated discussions with the EPA to change the way the RFS is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINs”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINs it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINs to other obligated parties, which may cause an impact on the fuel margins associated with the Partnership’s sale of gasoline. Additionally, the price of RINs is not fixed and is subject to change due to various considerations, including regulatory actions. In June 2025, the EPA proposed volume requirements for 2026 and 2027 that continue to build on the increasing volume requirements established in July 2023, though the substance of any final rule is uncertain.
The occurrence of any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.
Sunoco is subject to federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products it purchases, stores, transports, and sells to its distribution customers.
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
A portion of our revenues are generated from our assets located in Canada, the Greater Caribbean northern Mexico and Europe. Our operations are subject to various risks that could have a material adverse effect on our business, results of operations and financial condition, including political and economic instability from civil unrest; labor strikes; war and other armed conflict; inflation; currency fluctuations, devaluation and conversion restrictions or other factors. Any deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels in Mexico and tensions in Venezuela, or affecting a customer with whom we do business, as well as difficulties in staffing, obtaining necessary equipment and supplies and managing foreign operations, may adversely affect our operations or financial results. We are also exposed to the risk of foreign and domestic governmental actions that may: impose additional costs on us; delay permits or otherwise impede our operations; limit or disrupt markets for our operations, restrict payments or limit the movement of funds; impose sanctions on or otherwise restrict our ability to conduct business with certain customers or persons or in certain countries; or result in the deprivation of contract rights. Our operations outside the United States may also be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and foreign laws prohibiting corrupt payments, as well as travel restrictions and import and export regulations.

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
Our facilities, in the U.S. and internationally, operate under a number of federal, state and local permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These limits and standards require a significant amount of monitoring, recordkeeping and reporting in order to demonstrate compliance with the underlying permit, license or approval. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. In addition, public protest, political activism and responsive government intervention have made it more difficult for energy companies to acquire the permits required to complete planned infrastructure projects. A decision by a government agency to deny or delay issuing a new or renewed permit, license or approval, or to revoke or substantially modify an existing permit, license or approval, or to impose additional requirements on the renewal could have a material adverse effect on our ability to continue or expand our operations and on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
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
We are able to use various FERC-authorized rate change methodologies for our interstate pipelines, including indexed rates, cost-of-service rates, market-based rates and negotiated rates. Typically, we adjust our rates annually in accordance with the FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. It is possible that the index may result in negative rate adjustments in some years, or that changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s indexing methodology is subject to review and revision every five years, with the most recent five-year review occurring in 2025 and 2026. See our regulatory disclosure titled “Regulation of Interstate Crude Oil and Products Pipelines” for additional information on FERC’s indexing methodology.
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

Indebtedness
Our debt levels may impair our financial condition and our ability to make distributions on our Series A Preferred Units, common units and Class D Units.
We had $13.39 billion of debt outstanding as of December 31, 2025, which includes approximately $3.65 billion aggregate principal amount of debt we assumed and issued in connection with the Parkland Acquisition. We have the ability to incur additional debt under our Credit Facility and the indentures governing our senior notes. The level of our future indebtedness could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our senior notes and our credit agreement governing our Credit Facility;
•limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, the execution of our growth strategy and other activities;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce our cash flow available to make distributions to our unitholders and to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other activities;
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
Borrowings under our Credit Facility bear interest at variable interest rates. Should variable interest rates rise, the amount of cash we would otherwise have available for distribution would ordinarily be expected to decline, which could impact our ability to make distributions on our Series A Preferred Units or to maintain or grow our quarterly distributions. Additionally, an increase in interest rates in lower risk investment alternatives, such as United States treasury securities, could cause investors to demand a relatively higher distribution yield on our common units, which, unless we are able to raise our distribution, would imply a lower trading price for our common units. Consequently, rising interest rates could cause a significant decline in the market value of our common units.
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

Energy Transfer owns and controls our General Partner and, following the Parkland Acquisition, has delegated its power and authority to appoint all of the directors of our General Partner to SunocoCorp pursuant to that certain Delegation Agreement, dated October 27, 2025, by and among Energy Transfer, the General Partner and SunocoCorp (the “Delegation Agreement”). Energy Transfer, as sole member of the managing member of SunocoCorp, controls the appointment of the directors by SunocoCorp under the Delegation Agreement. Although our General Partner has a contractual obligation to manage us in a manner it believes is not adverse to us, the executive officers and directors of our General Partner also have a contractual duty to manage our General Partner in a manner beneficial to Energy Transfer. Therefore, conflicts of interest may arise between Energy Transfer and its affiliates, including our General Partner and SunocoCorp, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•Our General Partner’s affiliates, including Energy Transfer, SunocoCorp and their respective affiliates, are not prohibited from engaging in other business or activities, including those in direct competition with us.
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
•Certain officers and directors of our General Partner are officers or directors of affiliates of our General Partner, including SunocoCorp, and also devote significant time to the business of these entities and are compensated accordingly.
•Affiliates of our General Partner, including Energy Transfer and SunocoCorp, are not limited in their ability to compete with us and may offer business opportunities or sell assets to parties other than us.
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
Our General Partner may approve the issuance of partnership securities and specify the terms of such partnership securities.
Pursuant to our Partnership Agreement, our General Partner has the ability to approve the issuance of securities by the Partnership at any time and to specify the terms and conditions of such securities without the approval of our unitholders. The securities authorized to be issued may be issued in one or more classes or series, with such designations, preferences, rights, powers and duties (which may be senior to existing classes and series of partnership securities), as shall be determined by our General Partner, including:
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
Even if holders of our common units are dissatisfied, they cannot easily remove our General Partner without its and SunocoCorp’s consent.
If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Our General Partner generally may not be removed except upon the vote of the holders of 66⅔% of our outstanding common units, including units owned by our General Partner and its affiliates, and the holders of 66⅔% of our outstanding Class D Units, including units owned by SunocoCorp and its affiliates. Further, the right of the holders of our outstanding common units and Class D Units to remove our General Partner shall not exist or be exercised unless we have received an opinion of counsel confirming that the removal of the General Partner will not result in SunocoCorp being required to be registered under the Investment Company Act of 1940, as amended. As of December 31, 2025, Energy Transfer and its affiliates held approximately 20.8% of our outstanding common units, and SunocoCorp holds 100% of our outstanding Class D Units.
Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
Our General Partner may transfer its General Partner interest to a third party without the consent of our unitholders in a merger, in a sale of all or substantially all of its assets or in other transactions so long as certain conditions are satisfied. Furthermore, our Partnership Agreement does not restrict the ability of Energy Transfer to transfer all or a portion of its interest in our General Partner to a third party. Pursuant to the Delegation Agreement, Energy Transfer delegated its power and authority to elect, appoint and remove the directors and officers of our General Partner to SunocoCorp, which Energy Transfer may terminate under certain circumstances. Any new owner of SunocoCorp or our General Partner interest would then be in a position to replace the board of directors and executive officers of our General Partner with its own designees without the consent of unitholders and thereby exert significant control over us, and may change our business strategy.
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
As of December 31, 2025, Energy Transfer owned 28,463,967 of our common units. The sale or disposition of a substantial portion of these units in the public or private markets could reduce the market price of our outstanding common units.
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
Detail of Tax Risks to Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or we were otherwise subject to a material amount of entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
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

Our Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are currently subject to the entity-level Texas franchise tax. Imposition of any such additional taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.
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
Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our units.
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
Certain U.S. federal income tax consequences of the ownership of our Series A Preferred Units, including treatment of distributions as guaranteed payments for the use of capital, are uncertain.
The U.S. federal income tax treatment of distributions on our Series A Preferred Units is uncertain. We will treat the holders of the Series A Preferred Units as partners for U.S. federal income tax purposes and will treat distributions on the Series A Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of the Series A Preferred Units as ordinary income. Although a holder of Series A Preferred Units will recognize taxable income from the accrual of such a guaranteed payment (even in the absence of a contemporaneous cash distribution), we anticipate accruing and making the guaranteed payment distributions semi-annually. Otherwise, except in the case of our liquidation, the holders of Series A Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to the holders of Series A Preferred Units. If the Series A Preferred Units were treated for U.S. federal income tax purposes as indebtedness, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Series A Preferred Units.
A holder of Series A Preferred Units will be required to recognize a gain or loss on a sale or other taxable disposition of Series A Preferred Units equal to the difference between the amount realized by such holder and such holder’s tax basis in the Series A Preferred Units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Series A Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Series A Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the holder of such Series A Preferred Units to acquire such Series A Preferred Units. Gain or loss recognized by a holder of Series A Preferred Units on the sale or exchange of a Series A Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Series A Preferred Units will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.
Investment in the Series A Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and such payments may be treated as unrelated business taxable income for U.S. federal income tax purposes.
Distributions to non-U.S. holders of Series A Preferred Units will be subject to U.S. federal income, withholding and, in the case of non-U.S. holders that are corporations, branch profits taxes, and non-U.S. holders will be required to file U.S. federal income tax returns to report their income and gain in respect of our Series A Preferred Units and pay U.S. federal income tax on such income in a manner similar to a taxable U.S. holder. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders of Series A Preferred Units may be required to file U.S. federal income tax returns in order to seek a refund of such excess. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Series A Preferred Units.
Our treatment of distributions on our Series A Preferred Units as guaranteed payments for the use of capital means that such distributions will not be eligible for the 20% deduction for qualified business income.
A non-corporate unitholder may be entitled to a deduction equal to 20% of its “qualified business income” attributable to its interest in a partnership, subject to certain limitations. As described above, we will treat distributions on the Series A Preferred Units as guaranteed payments for the use of capital, and under the applicable Treasury Regulations, a guaranteed payment for the use of capital will not be taken into account for purposes of computing qualified business income. As a result, distributions received by the holders of our Series A Preferred Units will not be eligible for the 20% deduction for qualified business income. Prospective holders of Series A Preferred Units should consult their tax advisors regarding the availability of the deduction for qualified business income.
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
We are part of Energy Transfer’s shared services cybersecurity program (the “Cybersecurity Program”) for assessing, identifying, and managing material risks from cybersecurity threats. This program includes processes that are modeled after the National Institute of Standards and Technology’s Cybersecurity Framework and focuses on using business drivers to guide cybersecurity activities. This program is managed by Energy Transfer’s Chief Information Officer, who is supported by a team of full-time employees tasked with conducting our day-to-day IT operations (collectively, the “IT team”). Furthermore, the Partnership considers cybersecurity risks as part of, and has incorporated its cybersecurity program into, the Partnership’s overall risk management processes. Through engagement with the guidance of the Federal Bureau of Investigation (FBI), Cybersecurity and Infrastructure Security Agency (CISA), Transportation Security Administration (TSA) and the U.S. Coast Guard (USCG), we and the IT Team seek to follow industry cybersecurity standards and protect our infrastructure against cyberattacks from domestic and international threats.
The Cybersecurity Program seeks to use a defense-in-depth approach for cybersecurity management, layers of technology, policies, and training at all levels of the enterprise designed to keep the Partnership’s assets secure and operational. It uses various processes to maintain the confidentiality, integrity, and availability of our systems, including security threat intelligence, incident response, identity and access management, supply-chain security assessments, endpoint extended detection and response protection, network segmentation, data encryption, event monitoring, and a Security Operations Center (SOC). In an effort to validate the effectiveness of our cybersecurity program and assess such program’s compliance with legal and regulatory requirements, we and the IT team engage third-party service providers to perform audits, assessments, and penetration tests.
Cybersecurity awareness among our employees is promoted with regular training and awareness programs. All employees who have access to our systems are required to undergo annual cybersecurity training and, each year, our employees must review and acknowledge our cybersecurity policies. Further, the IT team is trained to understand how to manage, use and protect personally identifiable information. User access controls have been implemented to limit unauthorized access to sensitive information and critical systems. Employees are required to use multifactor authentication and keep their passwords confidential, among other measures.
We recognize that third-party service providers may introduce cybersecurity risks. In an effort to mitigate these risks, before contracting with certain technology services providers, when possible, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, the IT team endeavors to include cybersecurity requirements in contracts with these providers and endeavor to require them to adhere to security standards and protocols. Further, the IT team also endeavors to engage with any third-party service providers with access to personally identifiable employee information to evaluate their security controls.
Finally, Energy Transfer maintains cybersecurity insurance coverage which coverage extends to the Partnership.
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
Board of Directors’ Oversight and Management’s Role
Under the Cybersecurity Program, Energy Transfer’s Chief Information Officer oversees the Partnership’s functions of IT, cybersecurity, infrastructure and IT governance (including the Partnership’s IT team) and has more than 35 years of experience leading business technology functions. The IT team is responsible for the Partnership’s efforts to comply with applicable cybersecurity standards, establish effective cybersecurity protocols and protect the integrity, confidentiality and availability of our IT infrastructure. The members of the IT team have over 50 years of combined experience in the field of IT, including 20 years dedicated to cybersecurity, and hold various certifications, including Global Industrial Cyber Security Professional (GICSP), Certified Information Systems Security Professional (CISSP) and Certified Ethical Hacker (CEH) certifications. This team is responsible for cybersecurity threat prevention, detection, mitigation, and remediation for the combined organization. Our cyber incident response plan requires IT team members who detect suspicious activity in our IT environment to escalate that activity to a supervisor who then evaluates the threat. If necessary, the suspicious activity is reported to Energy Transfer’s Chief Information Officer. Management (including representatives from the legal, human resources, IT and corporate security departments) is notified by the IT team whenever a discovered cybersecurity incident may potentially have a significant impact on our business operations.
The Partnership’s Board of Directors has delegated the responsibility for the oversight of cybersecurity risks to the Audit Committee. The IT team provides periodic cybersecurity program updates to senior management and to the Audit Committee. Management also updates the Audit Committee as new risks are identified and regarding the steps taken to mitigate such risks. The Audit Committee reviews periodic reporting and updates regarding our cybersecurity risk management.

Item 2. Properties
A description of our properties is included in “Item 1. Business.” In addition, we own and lease warehouses and offices in the continental United States, Canada, Europe, Hawaii and the Greater Caribbean. While we may require additional warehouse and office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
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
Item 3. Legal Proceedings
For information regarding legal proceedings, see Note 15 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the year ended December 31, 2025.
Sunoco LP, Aloha Petroleum and other Energy Transfer affiliates are defendants in lawsuits alleging liability for climate change impacts from greenhouse gas emissions in Hawaii, Maine and Vermont. Plaintiffs in these cases allege deceptive marketing and concealment of information about these effects, violations of state consumer protection and unfair trade practices laws, and seek certain equitable relief, statutory and civil penalties, punitive damages, disgorgement of profits and attorney’s fees. We are unable to estimate the possible loss or range of loss in excess of amounts accrued. Sunoco intends to vigorously defend the subject claims.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interest
As of February 13, 2026, we had outstanding 136,894,754 common units, 16,410,780 Class C units representing limited partner interests in the Partnership (“Class C Units”), 51,517,198 Class D Units, a non-economic general partner interest, and IDRs. As of February 13, 2026, Energy Transfer directly owned approximately 20.8% of our outstanding common units. Our General Partner is 100% owned by Energy Transfer and owns a non-economic general partner interest in us. Energy Transfer also owns all of our IDRs. As discussed below, the IDRs represent the right to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus (as defined below) in excess of $0.503125 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the NYSE under the symbol “SUN.” Our common units have been traded on the NYSE since September 20, 2012.
Holders
At the close of business on February 13, 2026, we had 206 holders of record of our common units, two holders of record of our Class C Units and one holder of record of our Class D Units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Minimum Quarterly Distributions
We intend to make a cash distribution to the holders of our common units, Class C Units and Class D Units on a quarterly basis to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including payments to our General Partner and its affiliates. However, there is no guarantee that we will pay the minimum quarterly distribution, as described below, on our common units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our General Partner, taking into consideration the terms of our Partnership Agreement.
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
Class D Units
The Partnership has outstanding an aggregate of 51,517,198 Class D Units, all of which are held by SunocoCorp.
Class D Units represent limited partner interests in the Partnership and are economically equivalent to other Partnership common units. No distribution may be made in respect of the Partnership’s common units unless an equal distribution is simultaneously made on the Class D Units. For a period from October 31, 2025 to December 31, 2027 (the “Equalization Period”), Class D Units shall receive, from the Partnership, cash necessary and sufficient to pay distributions on each SunocoCorp common unit for each quarter during the Equalization Period in an amount equal to 100% of the distributions paid by the Partnership on each Sunoco common unit during such quarter.
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
The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with our audited consolidated financial statements and notes to audited consolidated financial statements included elsewhere in this report.
Discussion and analysis of matters pertaining to the year ended December 31, 2023 and year-to-year comparisons between the years ended December 31, 2024 and 2023 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on February 14, 2025.
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
Overview
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Partnership,” “Sunoco,” “we,” “us” or “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.

We are primarily engaged in energy infrastructure and distribution of motor fuels across 32 countries and territories in North America, the Greater Caribbean and Europe. Our midstream operations include an extensive network of over 14,000 miles of pipeline and over 160 terminals. Our fuel distribution operations distribute over 15 billion gallons annually to approximately 11,000 Sunoco and partner branded locations, as well as independent dealers and commercial customers.
Acquisitions
Parkland Acquisition
On October 31, 2025, we completed the previously announced acquisition of Parkland, whereby Sunoco Retail, a wholly owned corporate subsidiary of the Partnership, indirectly acquired all the outstanding shares of Parkland, in exchange for cash and SunocoCorp units that were contributed by SunocoCorp to the Partnership at the close of the Parkland Acquisition. Under the terms of the agreement, Parkland shareholders received 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction would not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close. In connection with the closing of the Parkland Acquisition, we paid approximately $2.60 billion to Parkland’s shareholders and transferred 51,517,198 SunocoCorp common units, which we had received from SunocoCorp in exchange for our issuance of 51,517,198 Sunoco Class D Units to SunocoCorp.
Parkland is a leading international fuel distributor, marketer and convenience retailer with operations in 26 countries across the Americas. Parkland’s functional currency is the Canadian dollar, and its consolidated structure includes subsidiaries with multiple other functional currencies.
As part of the transaction, the Partnership repurposed and renamed an existing subsidiary as SunocoCorp. Prior to the Parkland Acquisition, SunocoCorp did not have any significant assets, liabilities or operations; in connection with the Parkland Acquisition, the Partnership deconsolidated SunocoCorp and SunocoCorp became a publicly traded entity classified as a corporation for U.S. federal income tax purposes. SunocoCorp units began trading on the NYSE effective November 6, 2025. Subsequent to the Parkland Acquisition, SunocoCorp holds Sunoco Class D Units, representing limited partnership interests in Sunoco that are generally economically equivalent to Sunoco’s publicly traded common units on the basis of one Sunoco Common Unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco unitholders.
TanQuid Acquisition
On January 16, 2026, the Partnership completed the previously announced acquisition of TanQuid for approximately €465 million (approximately $540 million as of January 16, 2026), including approximately €300 million of assumed debt, less approximately €39 million of cash acquired. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first quarter of 2025, Sunoco acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco Common Units, which had an aggregate acquisition-date fair value of approximately $5 million.
In the second quarter of 2025, Sunoco acquired a total of 151 fuel distribution consignment sites in three separate transactions for total consideration of approximately $105 million, plus working capital. Aggregate consideration included $92 million in cash and 251,646 newly issued Sunoco Common Units which had an aggregate acquisition-date fair value of approximately $13 million.
In the third quarter of 2025, Sunoco acquired approximately 70 fuel distribution consignment sites and 100 supply agreements in five separate transactions for total cash consideration of approximately $85 million, plus working capital.
In the fourth quarter of 2025, Sunoco acquired a total of 27 fuel distribution consignment sites and 36 dealer sites, as well as commercial customers, in four separate transactions for total cash consideration of approximately $64 million, plus working capital.
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
Regulatory Update
OECD Pillar Two Global Minimum Tax
The acquisition of Parkland brought Sunoco into the scope of the Pillar Two global minimum tax regime. Several jurisdictions in which Sunoco now operates have enacted legislation implementing the Organization for Economic Co-operation and Development (“OECD”) Pillar Two global minimum tax framework. These rules generally impose a 15% minimum top-up tax on the profits of large multinational enterprises. Sunoco has accrued $1 million of current tax expense related to Pillar Two global minimum taxes subsequent to the Parkland Acquisition in 2025.
On January 5, 2026, the OECD released administrative guidance that provides safe harbors for U.S. parented multinational groups under the Pillar Two framework. Effective for fiscal years beginning on or after January 1, 2026, U.S. parented multinational groups would be exempt from the main charging under the Pillar Two framework. Management expects that, starting in 2026, Sunoco should not be subject to top‑up taxes in certain low‑tax jurisdictions to the extent legislation adopting the safe harbors in enacted in the jurisdictions in which Sunoco operates. However, the timing of legislative enactment in the various countries is uncertain and the magnitude of such impacts cannot be reasonably estimated at this time.
Key Measures Used to Evaluate and Assess Our Business
Adjusted EBITDA, as used throughout this document, is defined as earnings before net interest expense, income taxes, depreciation, amortization and accretion expense, allocated non-cash unit-based compensation expense, unrealized gains and losses on commodity derivatives, inventory adjustments and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations, such as gain or loss on disposal of assets and non-cash impairment charges. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory; these amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. Subsequent to the Parkland Acquisition on October 31, 2025, Adjusted EBITDA also excludes gains and losses that are recorded in net income in connection with impacts of foreign currency on an intercompany loan between the Partnership and a consolidated subsidiary.
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
Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliates as those excluded from the calculation of Adjusted EBITDA, such as interest, taxes, depreciation, amortization and accretion and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliate. Sunoco does not control its unconsolidated affiliates; therefore, Sunoco does not control the earnings or cash flows of such affiliates. The use of Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.
Results of Operations
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Consolidated Results of Operations

	Year Ended December 31,
	2025	2024	Change
Segment Adjusted EBITDA:
Fuel Distribution	$990	$908	$82
Pipeline Systems	718	377	341
Terminals	299	172	127
Refinery	40	—	40
Total	$2,047	$1,457	$590

	Year Ended December 31,
	2025	2024	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$527	$874	$(347)
Depreciation, amortization and accretion	688	368	320
Interest expense, net	541	391	150
Non-cash unit-based compensation expense	19	17	2
(Gain) loss on disposal of assets and impairment charges	(6)	45	(51)
Loss on extinguishment of debt	31	2	29
Unrealized (gains) losses on commodity derivatives	(11)	12	(23)
Inventory valuation adjustments	156	86	70
Equity in earnings of unconsolidated affiliates	(143)	(60)	(83)
Adjusted EBITDA related to unconsolidated affiliates	221	101	120
Gain on West Texas Sale	—	(586)	586
Other non-cash adjustments	(38)	32	(70)
Income tax expense	62	175	(113)
Adjusted EBITDA (consolidated)	$2,047	$1,457	$590
The following discussion of results compares the operations for the years ended December 31, 2025 and 2024.
Net Income. For the year ended December 31, 2025 compared to the prior year, net income decreased due to a $586 million gain on the West Texas Sale in April 2024, as well as a $150 million increase in interest expense and a $29 million increase in losses on extinguishments of debt. These impacts were partially offset by a $144 million increase in operating income, an $83 million increase in equity in earnings of unconsolidated affiliates, a $70 million increase from gains related to the foreign currency translation impact of an intercompany loan and a $113 million decrease in income tax expense. The increase in operating income was primarily driven by higher Adjusted EBITDA, partially offset by increases in depreciation, amortization and accretion. These increases and decreases are discussed further below.
Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Adjusted EBITDA increased primarily due to a $741 million increase in segment profit (excluding unrealized gains and losses on commodity derivatives and inventory valuation adjustments) primarily related to the acquisitions of Parkland, NuStar and Zenith European terminals, and a $120 million increase in Adjusted EBITDA related to unconsolidated affiliates primarily from the full-year impact of the ET-S Permian joint venture. These increases were partially offset by a $281 million increase in operating costs (including operating expenses, general and administrative expenses and lease expense) due to the full-year impact of NuStar’s operations and two months of Parkland’s operations, as well as one-time transaction related expenses associated with the Parkland Acquisition in 2025, partially offset by one-time NuStar Acquisition and Zenith European terminals transaction related expenses in 2024.

Additional discussion on the changes impacting net income and Adjusted EBITDA for the year ended December 31, 2025 compared to the prior year is available below and in “Segment Operating Results.”
Depreciation, Amortization and Accretion. For the year ended December 31, 2025 compared to the prior year, depreciation, amortization and accretion increased primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions.
Interest Expense. For the year ended December 31, 2025 compared to the prior year, interest expense increased primarily due to an increase in average total long-term debt, including debt assumed in the acquisitions of Parkland and NuStar.
(Gain) Loss on Disposal of Assets and Impairment Charges. For the year ended December 31, 2024, loss on disposal of assets and impairment charges primarily related to the termination of a lease in June 2024.
Loss on Extinguishment of Debt. For the year ended December 31, 2025, loss on extinguishment of debt was primarily due to the termination of bridge financing related to the Parkland Acquisition.
Unrealized (Gains) Losses on Commodity Derivatives. The unrealized gains and losses on Sunoco’s commodity derivatives represent the changes in fair value of its commodity derivatives. The change in unrealized gains and losses between periods was impacted by the notional amounts and commodity price changes on Sunoco’s commodity derivatives. Additional information on commodity derivatives is included in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the years ended December 31, 2025 and 2024, the Partnership’s cost of sales included unfavorable inventory adjustments of $156 million and $86 million, respectively, which decreased net income for the respective periods.
Equity in Earnings of Unconsolidated Affiliates and Adjusted EBITDA Related to Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Gain on West Texas Sale. The gain on West Texas Sale related to the gain recognized by Sunoco upon completion of the sale of convenience stores to 7-Eleven, Inc. in April 2024.
Income Tax Expense. For the year ended December 31, 2025 compared to the prior year, income tax expense decreased primarily due to the taxable gain recognized by a corporate subsidiary on the West Texas Sale in April 2024.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Year Ended December 31,
	2025	2024	Change
Equity in earnings (losses) of unconsolidated affiliates:
J.C. Nolan	$7	$7	$—
ET-S Permian	134	53	81
SARA	1	—	1
Isla	2	—	2
Other	(1)	—	(1)
Total equity in earnings of unconsolidated affiliates	$143	$60	$83

Adjusted EBITDA related to unconsolidated affiliates (1):
J.C. Nolan	$12	$12	$—
ET-S Permian	202	89	113
SARA	7	—	7
Isla	—	—	—
Other	—	—	—
Total Adjusted EBITDA related to unconsolidated affiliates	$221	$101	$120

Distributions received from unconsolidated affiliates:
J.C. Nolan	$9	$8	$1
ET-S Permian	256	—	256
SARA	—	—	—
Isla	3	—	3
Other	—	—	—
Total distributions received from unconsolidated affiliates	$268	$8	$260
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

	Year Ended December 31,
	2025	2024	Change
Fuel Distribution segment profit	$1,514	$1,187	$327
Pipeline Systems segment profit	738	535	203
Terminals segment profit	500	376	124
Refinery segment profit	40	—	40
Total segment profit	2,792	2,098	694
Depreciation, amortization and accretion, excluding corporate and other	686	364	322
Gross profit	$2,106	$1,734	$372
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
Fuel Distribution

	Year Ended December 31,
	2025		2024		Change
Motor fuel gallons sold (millions)	9,884		8,578		1,306
Motor fuel profit cents per gallon	13.2	¢	11.6	¢	1.6	¢
Fuel profit	$1,161		$909		$252
Non-fuel profit	223		153		70
Lease profit	130		125		5
Fuel Distribution segment profit	$1,514		$1,187		$327
Expenses	$707		$427		$280

Segment Adjusted EBITDA	$990		$908		$82
Volumes. For the year ended December 31, 2025 compared to the prior year, volumes increased primarily due to the Parkland Acquisition growth, from investments and profit optimization strategies.
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $361 million in segment profit (excluding unrealized gains and losses on commodity derivatives and inventory valuation adjustments) primarily related to a 15% increase in gallons sold and increase in profit per gallon sold primarily due to the Parkland Acquisition; partially offset by
•an increase of $280 million in expenses primarily due to the Parkland Acquisition partially offset by the West Texas Sale.

Pipeline Systems

	Year Ended December 31,
	2025	2024	Change
Pipelines throughput (thousand barrels per day)	1,289	1,000	289
Pipeline Systems segment profit	$738	$535	$203
Expenses	$243	$260	$(17)

Segment Adjusted EBITDA	$718	$377	$341
Volumes. For the year ended December 31, 2025 compared to the prior year, volumes increased due to recently acquired assets.

Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the net impact of the following:
•a $203 million increase in segment profit driven by a $234 million increase from the timing of the NuStar Acquisition, which occurred on May 3, 2024; and therefore is only reflected for eight months in the prior period, and a $19 million increase due to market demands in the current period, partially offset by a $50 million decrease from the deconsolidation of certain NuStar assets in connection with the formation of the ET-S Permian effective July 1, 2024;
•a $113 million increase in Adjusted EBITDA related to ET-S Permian, which is reflected for a full year in 2025 and six months in 2024; and
•a $17 million decrease in operating costs primarily due to a decrease in general and administrative expenses related to one-time NuStar Acquisition expenses incurred in the prior period. This decrease was partially offset by an increase in operating expenses from the timing of the NuStar Acquisition, which occurred on May 3, 2024, and a decrease of $6 million from the deconsolidation of certain NuStar assets in connection with the formation of ET-S Permian effective July 1, 2024.

Terminals

	Year Ended December 31,
	2025	2024	Change
Throughput (thousand barrels per day)	680	584	96
Terminals segment profit	$500	$376	$124
Expenses	$219	$207	$12

Segment Adjusted EBITDA	$299	$172	$127
Volumes. For the year ended December 31, 2025 compared to the prior year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to our Terminals segment increased primarily due to the following:
•a $135 million increase in segment profit (excluding inventory valuation adjustments) due to the acquisitions of Parkland, NuStar, the Zenith European terminals and a terminal in Portland as well as favorable transmix business performance; partially offset by
•a $12 million increase in operating costs primarily due to an increase in operating expenses from the Parkland Acquisition and timing of the NuStar and Zenith European terminals acquisitions, partially offset by one-time NuStar Acquisition and Zenith European terminals transaction related expenses in 2024.

Refinery

	Year Ended December 31,
	2025	2024	Change
Crude utilization	90%	—	—
Composite utilization	91%	—	—
Crude throughput (thousand barrels per day)	49	—	—
Bio-feedstock throughput (thousand barrels per day)	1	—	—
Refinery segment profit	$40	$—	$40
Expenses	$6	$—	$6

Segment Adjusted EBITDA	$40	$—	$40
Volumes. For the year ended December 31, 2025 compared to the prior year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the year ended December 31, 2025 compared to the prior year, Segment Adjusted EBITDA related to our Refinery segment increased primarily due to the acquisition of Parkland.
Expenses. For the year ended December 31, 2025, expenses excluded certain direct costs of labor, maintenance expenses, utilities, and other direct operating costs which are included in cost of sales.

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
The Partnership is party to a Third Amended and Restated Credit Agreement among the Partnership, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and a letter of credit issuer providing for the Credit Facility. As of December 31, 2025, we had $891 million of cash and cash equivalents on hand and borrowing capacity of $2.47 billion under the Credit Facility. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price of products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

	Year Ended December 31,
	2025	2024
Net cash provided by (used in)
Operating activities	$1,192	$549
Investing activities	(2,807)	477
Financing activities	2,412	(961)
Net increase in cash and cash equivalents	$797	$65
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
Net cash provided by operations was $1.19 billion and $549 million for 2025 and 2024, respectively. The increase in cash flows provided by operations was primarily due to a $628 million net increase in net income (excluding the impacts of the gain on West Texas Sale in 2024, as well as depreciation, amortization and accretion, inventory valuation adjustments and other non-cash items) compared to the prior year; partially offset by a decrease in net cash flow from operating assets and liabilities of $181 million compared to the prior year.
Cash provided by operating activities for 2025 also includes $196 million cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings.

Investing Activities
Cash flows from investing activities primarily consist of capital expenditures, cash contributions to unconsolidated affiliates, cash amounts paid for acquisitions and cash proceeds from sale or disposal of assets. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our expansion projects.
Net cash used in investing activities was $2.81 billion in 2025 and net cash provided by investing activities was $477 million in 2024. Capital expenditures were $577 million and $344 million in 2025 and 2024, respectively. Net cash used in investing activities included $253 million and $224 million of cash paid for other acquisition in 2025 and 2024, respectively. In 2025, we paid $2.00 billion, net of cash acquired, for the Parkland Acquisition. In 2024, we received $27 million in cash from the NuStar Acquisition and we received $987 million in cash proceeds from the West Texas Sale. Proceeds from disposal of property, plant and equipment were $28 million and $23 million in 2025 and 2024, respectively.
Distributions from unconsolidated affiliates in excess of cumulative earnings were $72 million and $8 million for 2025 and 2024, respectively. In 2025, we paid $73 million in cash contributions to unconsolidated affiliates.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Net cash provided by financing activities was $2.41 billion in 2025 and net cash used in financing activities was and $961 million in 2024.
During the year ended December 31, 2025, we:
•borrowed $2.90 billion and repaid $600 million in senior notes;
•repurchased and remarketed $75 million principal amount of Series 2011 GoZone Bonds;
•borrowed $2.08 billion and repaid $2.28 billion under the Credit Facility to fund daily operations;
•repaid $444 million related to Parkland’s credit facility;
•paid $57 million in loan origination costs;
•issued $1.47 billion of Series A Preferred Units; and
•paid $657 million in distributions to our unitholders, of which $262 million was paid to Energy Transfer; and
During the year ended December 31, 2024, we:
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
We intend to pay cash distributions to the holders of our common units and Class C Units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On January 27, 2026, we declared a quarterly distribution of $0.9317 per common unit based on the results for the three months ended December 31, 2025, excluding distributions to Class C unitholders. The distribution will be approximately $128 million in the aggregate for common units, approximately $48 million with respect to Class D Units and approximately $60 million with respect to IDRs, and will be paid on February 19, 2026 to unitholders of record on February 6, 2026.
Capital Expenditures
For the year ended December 31, 2025, total capital expenditures on an accrual basis were $651 million, which included $440 million for growth capital and $211 million for maintenance capital. This includes the Partnership's proportionate share of capital expenditures related to its investments in unconsolidated affiliates of $63 million for growth capital and $11 million for maintenance capital.

We currently expect to spend between $400 million and $450 million in maintenance capital expenditures and at least $600 million in growth capital expenditures for the full year 2026. These amounts include the Partnership's proportionate share for joint ventures.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31, 2025	December 31, 2024
Credit Facility	$—	$203
5.750% senior notes due 2025	—	600
6.000% senior notes due 2026 (1)	500	500
3.875% CAD senior notes due 2026 (1)(2)	400	—
Parkland 3.875% CAD senior notes due 2026 (1)(3)	37	—
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2027 (2)	499	—
Parkland 5.875% senior notes due 2027 (3)	1	—
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
6.000% CAD senior notes due 2028 (2)	277	—
Parkland 6.000% CAD senior notes due 2028 (3)	14	—
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.375% CAD senior notes due 2029 (2)	397	—
Parkland 4.375% CAD senior notes due 2029 (3)	40	—
4.500% senior notes due 2029 (2)	790	—
Parkland 4.500% senior notes due 2029 (3)	10	—
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
4.625% senior notes due 2030 (2)	798	—
Parkland 4.625% senior notes due 2030 (3)	2	—
5.625% senior notes due 2031	1,000	—
7.250% senior notes due 2032	750	750
6.625% senior notes due 2032 (2)	493	—
Parkland 6.625% senior notes due 2032 (3)	7	—
6.250% senior notes due 2033	1,000	—
5.875% senior notes due 2034	900	—
GoZone Bonds	322	322
Lease-related financing obligations and other subsidiary debt	233	132
Net unamortized premiums, discounts and fair value adjustments	2	16
Deferred debt issuance costs	(83)	(37)
Total debt	13,389	7,486
Less: current maturities	17	2
Total long-term debt, net	$13,372	$7,484
(1)As of December 31, 2025, $937 million aggregate principal amount of senior notes due before December 31, 2026 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)These senior notes, totaling $3.65 billion as of December 31, 2025, were assumed and exchanged by the Partnership in connection with the closing of the Parkland Acquisition. For additional information, see “Parkland Senior Note Exchange” below.
(3)These senior notes, totaling $111 million as of December 31, 2025, represent the aggregate principal amounts not tendered in the private exchange offers and remain outstanding obligations of Parkland. For additional information, see “Parkland Senior Note Exchange” below.
Credit Facility
As of December 31, 2025, we had no outstanding borrowings on the Credit Facility, and we had $26 million in standby letters of credit outstanding. The unused availability on the Credit Facility at December 31, 2025 was $2.47 billion. The weighted average interest rate on the total amount outstanding at December 31, 2025 was 6.38%. The Partnership was in compliance with all financial covenants at December 31, 2025.
Recent Financing Transactions
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
Parkland Senior Note Exchange
In October 2025, in connection with the Parkland Acquisition, the Partnership commenced a private offering to exchange up to C$1.60 billion Canadian dollar denominated notes issued by Parkland (collectively, the “PKI CAD Notes”) and up to $2.60 billion U.S. dollar denominated notes issued by Parkland (collectively, the “PKI USD Notes”) for new notes issued by the Partnership. The exchange offer closed on November 7, 2025 with approximately C$1.47 billion of the PKI CAD Notes and approximately $2.58 billion of the PKI USD Notes being validly tendered and not validly withdrawn.
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
Distributions on the Series A Preferred Units will be cumulative from the date of original issuance and will be payable semi-annually in arrears commencing on March 18, 2026, when, as, and if declared by Sunoco GP LLC out of legally available funds for such purpose. An initial distribution on the Series A Preferred Units will be paid on March 18, 2026 in an amount equal to approximately $39.38 per Series A Preferred Unit.
Guarantor Summarized Financial Information
The senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by the Partnership, Sunoco Finance Corp. and certain of its subsidiaries; the senior notes issued by the Partnership and Sunoco Finance Corp. are fully and unconditionally guaranteed by NuStar Logistics and certain other subsidiaries. Each guarantee of the senior notes (i) ranks equally in right of payment with all other existing and future unsecured senior indebtedness of that guarantor, (ii) is structurally subordinated to all existing and any future indebtedness and obligations of any subsidiaries of that guarantor that do not guarantee the notes and (iii) ranks senior to its guarantee of our subordinated indebtedness. See Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of certain of our debt obligations.
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

Guarantor Issuer Group with non-guarantor subsidiaries, including the Guarantor Issuer Group’s investment balances in non-guarantor subsidiaries.

Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:	December 31, 2025
Current assets	$2,544
Non-current assets	16,775
Current liabilities (a)	1,816
Non-current liabilities, including long-term debt	14,200
(a)Excludes $418 million of net intercompany payable owed to the non-guarantor subsidiaries from the Guarantor Issuer Group.
Long-term assets for the non-guarantor subsidiaries totaled $6.07 billion as of December 31, 2025.

Summarized Combined Income Statement Information for the Guarantor Issuer Group:	Year Ended December 31, 2025
Revenues	$21,247
Operating income	463
Net income	51
Revenues and net income for the non-guarantor subsidiaries totaled $3.95 billion and $476 million, respectively, for the year ended December 31, 2025.
Contractual Obligations
We periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions are not significant to our operations. On a consolidated basis, the Partnership had a position of 8.9 million barrels with an aggregated unrealized gain of $1.0 million at December 31, 2025.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions or other financial or investment purposes.
Cash Distributions
Sunoco Common Unit Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions paid or to be paid with respect to Sunoco common units and Class D Units were as follows:

			Limited Partners
Period Ended	Record Date	Payment Date	Per Unit Distribution	Distributions on Common Units	Distributions on Class D Units	Distribution to IDR Holders
December 31, 2022	February 7, 2023	February 21, 2023	$0.8255	$69	$—	$18
March 31, 2023	May 8, 2023	May 22, 2023	0.8420	71	—	19
June 30, 2023	August 14, 2023	August 21, 2023	0.8420	71	—	19
September 30, 2023	October 30, 2023	November 20, 2023	0.8420	71	—	19
December 31, 2023	February 7, 2024	February 20, 2024	0.8420	71	—	19
March 31, 2024	May 13, 2024	May 20, 2024	0.8756	119	—	36
June 30, 2024	August 9, 2024	August 19, 2024	0.8756	119	—	36
September 30, 2024	November 8, 2024	November 19, 2024	0.8756	119	—	36
December 31, 2024	February 7, 2025	February 19, 2025	0.8865	121	—	37
March 31, 2025	May 9, 2025	May 20, 2025	0.8976	122	—	39
June 30, 2025	August 8, 2025	August 19, 2025	0.9088	124	—	41
September 30, 2025	October 30, 2025	November 19, 2025	0.9202	126	—	42
December 31, 2025	February 6, 2026	February 19, 2026	0.9317	128	48	60

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
Fair Value Estimates in Business Combination Accounting and Impairment of Long-Lived Assets, Goodwill, Intangible Assets and Investments in Unconsolidated Affiliates. Business combination accounting and quantitative impairment testing are required from time to time due to the occurrence of events, changes in circumstances, or annual testing requirements. For business combinations, assets and liabilities are required to be recorded at estimated fair value in connection with the initial recognition of the transaction. For impairment testing, long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other-than-temporary. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value. Calculating the fair value of assets or reporting units in connection with business combination accounting or impairment testing requires management to make several estimates, assumptions and judgments, and in some circumstances management may also utilize third-party specialists to assist and advise on those calculations.
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
Sunoco recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to federal, state, and foreign NOLs and federal excess business interest expense carryforwards totaling $233 million have been included in Sunoco LP's consolidated balance sheet as of December 31, 2025. The state NOL carryforward benefits of $7 million ($6 million net of federal benefit) began expiring in 2025 with a substantial portion expiring between 2033 and 2039. Sunoco LP's corporate subsidiaries have federal NOLs of $287 million ($60 million in benefits) all of which were generated in 2018 or later. Of this amount, $206 million is subject to limitations under IRC §382 (ownership-change limitation) and $35 million is limited under Separate Return Limitation Year (“SRLY”) rules. Although these federal NOLs are expected to be fully utilized, the amount utilized in a particular year may be limited. Any federal NOL generated in 2018 and future years can be carried forward indefinitely. Sunoco LP's corporate subsidiaries have foreign NOLs of $93 million, of which $77 million will expire between 2026 and 2045. For the year ended December 31, 2025, the net change in the total valuation allowances was an increase of $62 million, and for the year ended December 31, 2024, there was no net change. Valuation allowances totaling $52 million and $10 million are attributable to foreign and federal NOLs, respectively. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We regularly borrow under our Credit Facility; however, we had no outstanding variable interest rate borrowings on the Credit Facility as of December 31, 2025. Therefore, a hypothetical change in variable rates would not have had a material impact on us at December 31, 2025. Our primary exposure relates to:
•interest rate risk on short-term borrowings; and

•the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the years ended December 31, 2025 and 2024.
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of December 31, 2025, we held approximately $1.77 billion of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, "positions") to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which there is a market and to structure sales contracts so that price fluctuations do not materially affect profit. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had a position of 8.9 million barrels with an aggregated unrealized gain of $1.0 million at December 31, 2025.
Foreign Currency Translation Risk
We generate revenues, incur expenses, and maintain investments and subsidiaries in currencies other than the U.S. dollar. As a result, our reported earnings, cash flows, and AOCI are exposed to fluctuations in foreign currency exchange rates. Changes in exchange rates can affect the U.S. dollar value of our foreign‑currency‑denominated assets and liabilities, as well as the translation of the operating results and financial position of our international subsidiaries. We may utilize derivative instruments, including foreign currency forward contracts and other hedging strategies, to mitigate the effects of foreign currency‑denominated cash flow and earnings exposures. As of December 31, 2025, the Partnership did not have any outstanding foreign currency derivatives.
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
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of December 31, 2025, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
On October 31, 2025, Sunoco completed its acquisition of Parkland. Management acknowledges that it is responsible for establishing and maintaining a system of internal controls over financial reporting for Parkland. We are in the process of integrating Parkland, and we therefore have excluded Parkland from our December 31, 2025 assessment of the effectiveness of internal control over financial reporting. Parkland had total asset of $13.35 billion as of December 31, 2025 and revenues of $3.17 billion from November 1, 2025 to December 31, 2025, which are included in our consolidated financial statements as of and for the year ended December 31, 2025. As a result of these integration activities, certain controls are being evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.
Management conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing the operational effectiveness of its internal control over financial reporting. Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment, management determined that, as of December 31, 2025, it maintained effective internal control over financial reporting.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
Except for the Parkland Acquisition, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Parkland Corporation, a consolidated subsidiary, whose financial statements reflect total assets and revenues constituting 47 and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Report, Parkland Corporation was acquired during 2025. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Parkland Corporation.
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
February 19, 2026

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, Sunoco GP LLC (our “General Partner”), manages and directs our operations and activities. The membership interest in our General Partner is solely owned by Energy Transfer LP (“Energy Transfer”). In connection with the Parkland Acquisition and related restructuring in 2025, Energy Transfer delegated the right to appoint all directors of our General Partner to SunocoCorp. As the owner of the managing member of SunocoCorp, Energy Transfer ultimately maintains the right to appoint the directors of our General Partner. Our General Partner’s limited liability company agreement provides that our General Partner’s Board of Directors (the “Board”) shall consist of between three and twelve persons, at least three of whom are required to qualify as independent directors. As of December 31, 2025, the Board consisted of seven persons, five of whom qualify as “independent” under the listing standards of the NYSE and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE’s listing standards, SEC rules and our governance guidelines are Oscar A. Alvarez, Bradley C. Barron, David K. Skidmore, W. Brett Smith and Ray W. Washburne.
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
The Board’s Role in Risk Oversight
Our Board generally administers its risk oversight function as a whole. It does so in part through discussion and review of our business, financial and corporate governance practices and procedures, with opportunity for specific inquiries of management. In addition, at each regular meeting of the Board, management provides a report of the Partnership’s operational and financial performance, which often prompts questions and feedback from the Board. The audit committee provides additional risk oversight through its quarterly meetings, where it discusses policies with respect to risk assessment and risk management, reviews contingent liabilities and risks that may be material to the Partnership and assesses major legislative and regulatory developments that could materially impact the Partnership’s contingent liabilities and risks. The audit committee is required to discuss any material violations of our policies brought to its attention on an ad hoc basis. Additionally, the compensation committee reviews our overall compensation program and its effectiveness at both linking executive pay to performance and aligning the interests of our executives and our unitholders.
Committees of the Board of Directors
The Board has established standing committees to consider designated matters. The standing committees of the Board are: the audit committee and the compensation committee. The listing standards of the NYSE do not require boards of directors of publicly traded limited partnerships to be composed of a majority of independent directors, nor are they required to have a standing nominating or compensation committee. Notwithstanding, the Board has elected to have a standing compensation committee. We do not have a nominating committee in view of the fact that SunocoCorp, which holds the board appointment rights of our General Partner, appoints the directors to our Board. The Board has adopted governance guidelines for the Board and charters for each of the audit and compensation committees.
Audit Committee
We are required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The current members of the audit committee are Oscar A. Alvarez, David K. Skidmore and W. Brett Smith, each of whom are independent under the NYSE’s standards and SEC’s rules for audit committee members. In addition, the Board has determined that Mr. Skidmore, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations.

The audit committee assists the Board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the audit committee deems advisable. The committee reviews and discusses the audited consolidated financial statements with management, discusses with our independent auditors matters and makes recommendations to the Board relating to our audited consolidated financial statements. In addition, the audit committee is authorized to recommend to the Board any changes or modifications to its charter that the committee believes may be required. The charter of the audit committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The audit committee held four meetings during 2025.
Compensation Committee
Although we are not required under NYSE rules to appoint a compensation committee because we are a limited partnership, the Board established a compensation committee to establish standards and make recommendations concerning the compensation of our officers and directors. The compensation committee is currently chaired by Mr. Alvarez and includes Mr. Smith. In addition, the compensation committee determines and establishes the standards for any awards to employees and officers providing services to us under the equity compensation plans adopted by our unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the compensation committee, a director serving as a member of the compensation committee may not be an officer of or employed by our General Partner, us or our subsidiaries. During 2025, neither Mr. Alvarez nor Mr. Smith was an officer or employee of affiliates of Energy Transfer, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Alvarez nor Mr. Smith is a former employee of affiliates of Energy Transfer. The charter of the compensation committee is publicly available on our website at http://www.sunocolp.com/investors/corporate-governance. The compensation committee held four meetings during 2025.
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
Insider Trading Policy
The Board has adopted insider trading policies and procedures that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. Our insider trading policy is applicable to all employees, officers and directors and, among other things, (i) prohibits our employees, officers, directors and related persons and entities from trading in securities of the Partnership and its affiliated companies while in possession of material, non-public information, (ii) prohibits our employees, officers and directors from disclosing material, non-public information to persons outside of the Partnership, other than in the course of performance of their duties, and (iii) requires that certain individuals who are designated as “Insiders” only transact in Partnership securities during an open trading window period, subject to limited exceptions. A copy of our insider trading policy is incorporated by reference into Exhibit 19.1 to this Annual Report on Form 10-K.
Corporate Governance Guidelines
The Board has adopted a set of Corporate Governance Guidelines to promote a common set of expectations as to how the Board and its committees should perform their functions. These principles are published on our website at http://www.sunocolp.com/investors/corporate-governance and reviewed by the Board annually or more often as the Board deems appropriate.
Meetings of Non-Management Directors and Communications with Directors
In accordance with our Corporate Governance Guidelines, the Board holds executive sessions of non-management directors not less than twice annually. These meetings are presided over, on a rotating basis, by the chairman of the audit and compensation committees of the Board. Interested parties may contact the chairman of our audit or compensation committee, or our independent or non-

management directors individually or as a group, utilizing the contact information set forth on our website at http://www.sunocolp.com/investors/corporate-governance.
Note that the preceding Internet addresses are for information purposes only and are not intended to be hyperlinked. Accordingly, no information found or provided at those Internet addresses or at our website in general is intended or deemed to be incorporated by reference herein.
Executive Officers and Directors of our General Partner
The following table shows information about the current executive officers and directors of our General Partner as of February 19, 2026. References to “our officers,” “our directors,” or “our Board” refer to the officers, directors and Board of Directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board.

Name	Age	Position With Our General Partner
Joseph Kim	54	President & Chief Executive Officer and Director
Karl R. Fails	51	Executive Vice President, Chief Operating Officer
Brian A. Hand	58	Executive Vice President, Chief Sales Officer
Dylan A. Bramhall	49	Chief Financial Officer
Austin B. Harkness	46	Executive Vice President, Chief Commercial Officer
Ray W. Washburne	65	Chairman of the Board
Oscar A. Alvarez	70	Director
Bradley C. Barron	60	Director
David K. Skidmore	70	Director
W. Brett Smith	66	Director
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
Karl R. Fails - Executive Vice President, Chief Operating Officer. Mr. Fails has served as Executive Vice President, Chief Operating Officer of our General Partner since September 2021. He is responsible for overall performance of the business across all segments, both financial and operational, and has direct control of midstream, refining and trucking operations. Mr. Fails previously held the positions of Senior Vice President, Chief Operations Officer from January 2019 to September 2021, Senior Vice President, Chief Commercial Officer from February 2018 to January 2019, and Executive Vice President - Supply & Trading from January 2017 to January 2018 and held various other leadership positions during his tenure at the Partnership and Sunoco, Inc. (now known as ETC Sunoco Holdings LLC). Prior to joining Sunoco, Inc. in 2010, Mr. Fails served in various operations and engineering roles in the refining business for both Valero Energy and Exxon. He holds Bachelor’s degrees in Chemical Engineering and Math from Brigham Young University and a Master of Business Administration degree from the University of California, Berkeley.
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
Ray W. Washburne - Chairman of the Board. Mr. Washburne was appointed to the Board and elected as the Chairman of the Board in April 2022. He is currently President and Chief Executive Officer of Charter Holdings, Inc., a Dallas-based investment company involved in real estate, restaurants and diversified financial investments. He is also the Vice Chairman of the Gillon Property Group (GPG) governing board. GPG is a privately held, vertically integrated real estate investment, development, and operations firm based in Dallas, Texas. From August 2017 to February 2019, Mr. Washburne served as the President and Chief Executive Officer of the Overseas Private Investment Corporation (OPIC), the United States government’s development finance institution. From 2000 to 2017, Mr. Washburne served on the board of directors of Veritex Holdings, Inc. (Nasdaq: VBTX), a Texas -based bank holding company that conducts banking activities through its subsidiary, Veritex Community Bank. He has also served as an adjunct professor at the Cox School of Business at Southern Methodist University. Mr. Washburne is also a member of the Republican Governors Association Executive Roundtable, the American Enterprise Institute, the Council on Foreign Relations, and is on the Advisory Board of the United States Southern Command. Mr. Washburne was selected to serve on the Board of Directors because of his expertise in international finance, his relationships in government, and his experience on the board of a publicly traded company.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partner interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2025.
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
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers,” or “NEOs,” for the 2025 fiscal year are the following officers of our General Partner:

Name	Principal Position
Joseph Kim	President and Chief Executive Officer
Dylan A. Bramhall	Chief Financial Officer
Karl R. Fails	Executive Vice President, Chief Operating Officer
Brian A. Hand	Executive Vice President, Chief Sales Officer
Austin B. Harkness	Executive Vice President, Chief Commercial Officer
Our board of directors has established a compensation committee to review and make decisions with respect to the compensation determinations of our officers and directors. In this discussion, we refer to our compensation committee as the “Compensation Committee.” However, our Compensation Committee consults with and receives guidance and input, as appropriate, from Energy Transfer’s Compensation Committee, Energy Transfer’s Executive Chairman of the board of directors, and Energy Transfer’s most senior Human Resources executive to ensure compensation decisions are undertaken consistent with the compensation philosophy and objectives set by Energy Transfer.
In addition to his role as the Chief Financial Officer of our General Partner, Mr. Bramhall also serves as Executive Vice President and Group Chief Financial Officer of Energy Transfer’s general partner. For the periods presented herein, 100% of Mr. Bramhall’s compensation was attributed to Energy Transfer.
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
The Partnership historically granted restricted unit and/or phantom unit awards (“RSUs”). Beginning in 2024, the Partnership began granting cash restricted units (“CRSUs”) that vest, based generally upon continued employment, at a rate of 1/3 annually over a three-year period. Upon the introduction of the award in CRSUs in 2024 and continuing for 2025, the total annual awards to executives, including the NEOs, were split 75% in the form of RSUs and 25% in the form of CRSUs. The RSUs vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service and the CRSUs vest, based generally upon continued employment, at a rate of 1/3 annually over a three-year period. The Partnership believes that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance our General Partner places on aligning the interests of its named executive officers with those of Unitholders.

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
Components of Executive Compensation
For the year ended December 31, 2025, the compensation paid to our NEOs consisted of the following components:
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
Periodically, we engage a third-party consultant to provide the Compensation Committee of our General Partner with market information for compensation levels at peer companies in order to assist in the determination of compensation levels for executives, including the named executive officers. In 2025, Meridian Compensation Partners (“Meridian”), the independent compensation advisor to Energy Transfer completed an evaluation of the market competitiveness of total compensation levels of the senior leadership team, including the named executive officers. The Meridian review provided market information with respect to compensation of Partnership executives, including the named executive officers during the year ended December 31, 2025, which replaced and updated data from the previous review conducted in 2023.
In particular, the review by Meridian was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership was reviewed by Meridian through various metrics in order to recognize the Partnership’s unique structure, including (i) the recent transformative transactional activity over the most recent two-years, including the international aspects thereof and (ii) that the Partnership receives certain shared-service support from Energy Transfer. As such, Meridian reviewed certain of our executives, including the named executive officers, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Meridian considered our annual revenues and market capitalization levels in its benchmarking. In conducting its review, Meridian assisted in continuing the development of the “peer group” of companies in the energy industry that most closely reflect the profile of the Partnership. In addition to the companies reviewed as part of Meridian’s review for benchmarking, Sunoco will continue to work to refine a “core peer” group that is more identifiable in similar business lines and types as Sunoco, especially in light of the Partnership’s recent growth and on-going transition to a more traditional midstream company.

The compensation analysis provided by Meridian covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for our named executive officers as compared to officers of companies similarly situated in terms of structure, annual revenues, assets and market capitalization and made determinations with respect to such officers’ level (i.e. as a corporate officer, subsidiary officer or shared service function) given the unique characteristics of our structure. In preparing the review materials, Meridian utilized generally accepted compensation principles and gathered data from public disclosures, including Form 10-K and proxy data and published survey data from multiple sources that are relevant to Sunoco’s, industry, financial size and operational breadth. The Meridian review process also included significant engagement with management to fully understand job scope, responsibilities and roles of each of the executive officers, which discussions allow Meridian the ability to completely evaluate specific aspects of an executive officer’s position to allow for more accurate comparisons.
After completion of the 2025 review, the Compensation Committee undertook a detailed review of the information provided, including Meridian’s specific summary observations and recommended considerations for all compensation going forward. The observations addressed overall competitive benchmarking, peer company approaches to compensation and short and long-term incentive plan design, the Compensation Committee considered and reviewed the results of the study performed by Meridian to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Meridian’s conclusions and recommendations. While Meridian found that Sunoco is continuing to achieve its stated objectives with respect to the “at-risk” approach, Meridian also recommended certain adjustments for consideration, which considerations were designed to allow Sunoco to continue to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term). In respect of the 2025 Meridian review, the Compensation Committee, in consultation with Meridian and executive management, made certain changes to base compensation of the executives, including the NEOs and certain adjustments to the variable compensation targets for the annual bonus plan and the equity plan.
In addition to the information received as part of Meridian’s review, the Compensation Committee also has access to information obtained from other sources in its determination of compensation levels for our named executive officers, such as annual third party surveys, although third-party survey data is not used by the Compensation Committee to benchmark the amount of total compensation or any specific element of compensation for the named executive officers.
Base salary. Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of our named executive officers are targeted at an annual base salary slightly below median level of market and are determined by the Compensation Committee. Base salaries also are influenced by internal pay equity (fair and consistent application of compensation practices). At the NEO level, the balance of compensation is weighted toward pay-at-risk compensation (annual bonuses and long-term incentives).
In August, in response to the 2025 Meridian review, the Compensation Committee approved base salary increase to each of the named executive officers. Mr. Kim’s salary increased to $950,000 from his previous level of $881,875, Mr. Fails’ salary increased to $600,000 from his previous level of $539,500, Mr. Hand’s salary increased to $450,000 from his previous level of $420,810 and Mr. Harkness’ salary increased to $450,000 from his previous level of $420,810. Prior to the August adjustments, in June during the annual merit process, Mr. Kim’s salary increased to $881,875 from his previous level of $850,000, Mr. Fails’ salary increased to $539,500 from his previous level of $520,000, Mr. Hand’s salary increased to $420,810 from his previous level of $405,600 and Mr. Harkness’ salary increased to $420,810 from his previous level of $405,600. In general, Sunoco approved a merit pool increase of 3.75% for all of its employees and all of the named executive officers’ adjustments were in line with the pool for all employees. As noted above, Mr. Bramhall no longer receives a salary allocation from Sunoco effective November 11, 2022.
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
For 2025, the short-term annual cash bonus pool targets for Messrs. Kim, Fails, Hand and Harkness were as follows: 150% for Mr. Kim, 125% for Mr. Fails, and 110% for Messrs. Hand and Harkness. The increase in targets for Mr. Kim from 130%; Mr. Fails 110% and Messrs. Hand and Harkness from 105% also reflected the consideration of the 2025 Meridian review. As noted above, Mr. Bramhall no longer receives a bonus allocation from Sunoco.
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
In February 2026, the Compensation Committee certified Partnership results to achieve a bonus payout of the bonus pool. The actual results reflected the achievement of approximately 99.5% of the Adjusted EBITDA Target, 100.9% of the DCF Target and 91.6% of the Departmental Budget Target. The Compensation Committee based on achieved results approved a 100% of the achieved pool target. The cash bonuses approved for Messrs. Kim, Fails, Hand and Harkness were $1,400,000, $750,000, $515,000 and $515,000, respectively.
In approving the 2025 bonuses of the named executive officers, the Compensation Committee took into account the achievement by the Partnership of all of the targeted performance objectives for 2025 and the individual performances of each of the named executive officers. The cash bonuses awarded to each of the named executive officers for 2025 performance represented an increase over their applicable bonus pool targets in consideration of the significant work each provided in support of Sunoco’s transformative transactional activity in 2025.
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
For 2025, the annual long-term incentive targets set by the Compensation Committee for the named executive officers were 700% of annual base salary for Mr. Kim, 400% for Mr. Fails, and 300% for Messrs. Hand and Harkness. Mr. Bramhall’s 2025 Energy Transfer equity award was at a target of 600%. The increases of Mr. Kim from 500%; Mr. Fails from 350% and Messrs. Hand and Harkness from 250% also reflected the consideration of the 2025 Meridian review.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering Sunoco’s modified TUR performance as measured against the average return of Alerian MLP index (AMZ) over defined time periods. In previous years, the comparison was conducted against an independently identified peer group. The change to using the AMZ for the TUR analysis beginning for 2022 awards was a recognition of the challenge of matching Sunoco’s business with an adequate set of peer companies for performance evaluation. It was determined that the AMZ would provide the most adequate basis for analysis. Sunoco will continue to evaluate the best and most adequate tool to appropriately measure an appropriate modified TUR analysis and will make changes as appropriate in future years. The modified TUR is designed to create a recognition of performance adjustment based on the prior periods measured to an element of performance impact in setting grant date value even though the RSUs themselves are a time-vested vehicle. For purposes of establishing an initial price, we utilize a 60 trading-day trailing weighted average price of Sunoco common units prior to November 1 of the respective year. This average trading price is then subject to adjustment when our TUR is more than 10% greater or less than that of companies within the AMZ. If the TUR analysis yields a result that is within 10% of the AMZ, the Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If our TUR is outside of the 10% deviation, the 60 trading day trailing weighted average will be adjusted. For purposes of the adjustment to the trailing average, we will consider deviations from 10% to 30% up or down, which number will then be divided by two to establish a maximum of 15% either way from the trailing weighted average price based on Sunoco’s performance as compared to the AMZ.
For 2025, our TUR performed within 10% of the AMZ for the applicable measurement period. As such, the 60 day trailing weighted average price was used to establish the total available pool without adjustment.
In December 2025, the Compensation Committee granted RSU awards to Messrs. Kim, Fails, Hand, and Harkness 97,200 units, 35,000 units, 19,875 units and 19,875 units, respectively, under the LTIP. The Compensation Committee also approved grants of CRSUs to Messrs. Kim, Fails, Hand, and Harkness of 32,400 units, 11,700 units, 6,625 units and 6,625 units, respectively. In approving the grant of such RSUs, the Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
In December 2025, Mr. Bramhall received a grant of equity awards by the Energy Transfer Compensation Committee in connection with his service to Energy Transfer’s general partner, with such awards including 200,438 Energy Transfer restricted units and 66,812 Energy Transfer cash restricted units.
Vesting of the 2025 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the partnership as that term is defined under the LTIPs and the CRU Plan.
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
The CRSUs granted in 2025 provide for incremental vesting over a three-year period, with 1/3 vesting at the end of each year. Each CRSU entitles the award recipient to receive cash equal to the market value of one Sunoco LP common unit upon vesting. The CRSUs do not include rights to DER cash payments.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” all outstanding equity awards would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the award agreements also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and are subject to the applicable provisions of IRC Section 409(A), which may include a six (6) month delay in the vesting after retirement. The retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration.
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
Sunoco GP LLC Severance Plan. In addition, Sunoco GP LLC has also adopted the Sunoco Severance Plan, which provides for payment of certain severance benefits in the event of Qualifying Termination (as that term is defined in the Sunoco Severance Plan). In general, the Severance Plan provides payment of one (1) week of annual base salary for each year or partial year of employment service, up to a maximum of fifty-two weeks or one year of annual base salary (with a minimum of eight weeks of annual base salary) and up to three months of continued group health insurance coverage. The Sunoco Severance Plan also provides that additional benefits in addition to those provided under the Severance Plan may be paid based on special circumstances, which additional benefits shall be unique and non-precedent setting. The Severance Plan is available to all salaried employees on a nondiscriminatory basis; therefore, amounts that would be payable to the named executive officers upon a Qualified Termination have been excluded from “Compensation Tables - Potential Payments Upon a Termination or Change of Control” below.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Alvarez and Smith were the only members of the Compensation Committee during 2025. During 2025, neither of Messrs. Alvarez nor Mr. Smith was an officer or employee of affiliates of Energy Transfer or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither of the current Compensation Committee members is a former employee of affiliates of Energy Transfer.
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
Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph Kim	2025	$892,139	$9,953,128	$1,400,000	$55,633	$17,009	$12,317,909
President and Chief Executive Officer	2024	800,962	4,145,250	1,291,150	44,221	16,817	6,298,400
	2023	649,500	3,759,700	1,015,000	44,275	16,832	5,485,307
Dylan A. Bramhall (5)	2025	—	—	—	—	—	—
Chief Financial Officer	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—
Karl R. Fails	2025	553,019	3,996,824	750,000	239,234	21,432	5,560,509
Executive Vice President, Chief Operating Officer	2024	492,787	1,823,910	675,000	245,334	21,111	3,258,142
	2023	401,187	1,611,300	530,000	240,541	19,494	2,802,522
Brian A. Hand	2025	424,432	1,442,395	515,000	31,935	19,950	2,433,712
Executive Vice President, Chief Sales Officer	2024	394,915	1,105,400	515,000	152,697	19,224	2,187,236
	2023	359,629	1,101,055	454,000	136,917	18,836	2,070,437
Austin B. Harkness	2025	419,232	1,442,395	515,000	—	18,542	2,395,169
Executive Vice President, Chief Commercial Officer	2024	381,831	1,105,400	515,000	—	18,189	2,020,420
	2023	327,500	1,101,055	413,000	—	16,905	1,858,460
____________________________________________

(1)In accordance with the terms of our Partnership Agreement, we reimburse our General Partner and its affiliates for compensation related expenses attributable to the portion of the named executive officer’s time dedicated to providing services to us. For the periods presented, amounts reported herein reflect 100% of the base salary associated with the NEO’s services, except for Mr. Bramhall’s base salary which is allocated at 100% to Energy Transfer, as discussed above. Cash compensation expenses for each NEO were allocated on the basis of total cash compensation earned by the NEO during the period.
(2)The amounts reported for unit awards represent the full grant date fair value of RSUs and CRSUs granted to each of our NEOs, computed in accordance with FASB ASC Topic 718, disregarding any estimates for forfeitures. For Mr. Bramhall, the amounts reported above exclude grants of Energy Transfer plan-based awards.
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
(4)The amounts reflected for 2025 in this column include (i) 401(k) Plan matching contributions made on behalf of the named executive officers of $13,077 for Mr. Kim, $17,500 for Mr. Fails, $14,921 for Mr. Hand, and $17,500 for Mr. Harkness, (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Kim, Fails and Hand, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers of $1,932 for Mr. Kim, $1,932 for Mr. Fails, $3,029 for Mr. Hand and $1,042 for Mr. Harkness.
(5)Mr. Bramhall’s compensation is reported in detail in Item 11 of the Energy Transfer LP Annual Report on Form 10-K. All compensation decisions impacting Mr. Bramhall are made by the Compensation Committee of LE GP LLC, the general partner of Energy Transfer LP. As noted in the compensation discussion and analysis above, other than the $122,123 in DERs paid on his unvested Sunoco LP restricted units the remainder of his 2025 compensation was fully attributable to Energy Transfer LP.
The amounts reflected for all periods exclude distribution payments in connection with DERs on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and DERs were originally granted. For 2025, distribution payments in connection with DERs totaled $1,098,462 for Mr. Kim, $122,123 for Mr. Bramhall (excluding distributions related to Energy Transfer unit awards), $475,181 for Mr. Fails, $266,105 for Mr. Hand, and $273,873 for Mr. Harkness.
Grants of Plan-Based Awards in 2025
The following table reflects awards granted to our NEOs under the LTIP during 2025.

Name	Grant Date	Type of Award (1)	All Other Unit Awards: Number of Units (#) (1)	Grant Date Fair Value of Unit Awards ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	12/5/2025	Restricted units	97,200	$5,290,596
	2/18/2025	Restricted units	50,000	2,899,000
Karl R. Fails	12/5/2025	Restricted units	35,100	1,910,493
	2/18/2025	Restricted units	25,000	1,449,500
Brian A. Hand	12/5/2025	Restricted units	19,875	1,081,796
Austin B. Harkness	12/5/2025	Restricted units	19,875	1,081,796
Sunoco LP Cash Restricted Unit Awards:
Joseph Kim	12/5/2025	Cash restricted units	32,400	$1,763,532
Karl R. Fails	12/5/2025	Cash restricted units	11,700	636,831
Brian A. Hand	12/5/2025	Cash restricted units	6,625	360,599
Austin B. Harkness	12/5/2025	Cash restricted units	6,625	360,599
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

Outstanding Equity Awards at December 31, 2025
The following table reflects NEO equity awards granted under the LTIP Plan that were outstanding at December 31, 2025.

		Unit Awards (1)
Name	Grant Date (1)	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (2)
Sunoco LP Unit Awards:
Joseph Kim	12/5/2025	97,200	$5,094,252
	2/18/2025	50,000	2,620,500
	12/5/2024	56,250	2,948,063
	12/8/2023	70,000	3,668,700
	12/12/2022	30,920	1,620,517
	12/16/2021	23,200	1,215,912
Dylan A. Bramhall (3)	12/12/2022	5,680	297,689
	12/16/2021	5,200	272,532
Karl R. Fails	12/5/2025	35,100	1,839,591
	2/18/2025	25,000	1,310,250
	12/5/2024	24,750	1,297,148
	12/8/2023	30,000	1,572,300
	12/12/2022	10,600	555,546
	12/16/2021	10,200	534,582
Brian A. Hand	12/5/2025	19,875	1,041,649
	12/5/2024	15,000	786,150
	12/8/2023	20,500	1,074,405
	12/12/2022	7,500	393,075
	12/16/2021	7,400	387,834
Austin B. Harkness	12/5/2025	19,875	1,041,649
	12/5/2024	15,000	786,150
	12/8/2023	20,500	1,074,405
	12/12/2022	6,600	345,906
	9/24/2022	4,000	209,640
	12/16/2021	5,800	303,978
Sunoco LP Cash Restricted Unit Awards:
Joseph Kim	12/5/2025	32,400	$1,698,084
	12/5/2024	12,500	655,125
Karl R. Fails	12/5/2025	11,700	613,197
	12/5/2024	5,500	288,255
Brian A. Hand	12/5/2025	6,625	347,216
	12/5/2024	3,334	174,735
Austin B. Harkness	12/5/2025	6,625	347,216
	12/5/2024	3,334	174,735
____________________________________________
(1)RSUs outstanding vest as follows:
•at a rate of 60% in December 2028 and 40% in December 2030 for awards granted in December 2025 and February 2025;
•at a rate of 60% in December 2027 and 40% in December 2029 for awards granted in December 2024;
•at a rate of 60% in December 2026 and 40% in December 2028 for awards granted in December 2023;

•100% in December 2027 the remaining outstanding portion of awards granted in September and December 2022; and
•100% in December 2026 the remaining outstanding portion of awards granted in December 2021.
Such awards may be settled at the election of the Compensation Committee in (i) common units of Sunoco LP; (ii) cash equal to the Fair Market Value (as such term is defined in the LTIPs) of Sunoco LP common units that would otherwise be delivered pursuant to the terms of each named executive officers grant agreement; or (iii) other securities or property in an amount equal to Fair Market Value of Sunoco LP common units that would otherwise be delivered pursuant to the terms of the grant agreement, or a combination thereof as determined by the Compensation Committee in its discretion.
•CRSU awards granted in December 2025 vest 1/3 per year in December 2026, 2027 and 2028. The remaining outstanding portion of CRSUs granted in December 2024 vest 1/2 per year in December 2026 and 2027.
(2)Based on the closing market price of our common units of $52.41 on December 31, 2025.
(3)For Mr. Bramhall, the amounts reported above include only his outstanding grants of Sunoco LP restricted units and exclude grants of Energy Transfer plan-based awards.
Units Vested in 2025
The following table provides information regarding the vesting of Sunoco restricted units held by certain of our NEOs during 2025. There are no options outstanding on our common units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Sunoco LP Unit Awards:
Joseph Kim	85,920	$4,676,626
Dylan A. Bramhall	22,920	1,247,536
Karl R. Fails	37,100	2,019,353
Brian A. Hand	23,250	1,265,498
Austin B. Harkness	23,900	1,300,877
Sunoco LP Cash Restricted Unit Awards:
Joseph Kim	6,250	340,188
Karl R. Fails	2,750	149,683
Brian A. Hand	1,666	90,680
Austin B. Harkness	1,666	90,680
____________________________________________
(1)Amounts presented represent the number of unit awards vested during 2025 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of Sunoco LP’s common units upon the vesting date.
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
The following table provides the voluntary salary deferrals made by the named executive officers in 2025 under the Energy Transfer NQDC Plan and Sunoco Executive DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Joseph Kim	$—	$—	$55,633	$—	$467,143
Karl R. Fails	—	—	239,234	—	1,825,989
Brian A. Hand	177,376	—	31,935	—	1,247,127
(1) Amounts included in the aggregate earnings column above have been included in the change in non-qualified deferred compensation earnings column of the summary compensation table.
Potential Payments upon Termination or Change of Control
Pursuant to the terms of the award agreements issued under the LTIPs and/or the CRU Plan, in the event of a (i) Change of Control (as defined in the LTIPs and/or the CRU Plan, summarized below) or (ii) termination of employment due to death or disability, all RSUs and CRSUs shall vest. In the event of a termination of employment for any other reason, all RSUs and CRSUs that are still unvested shall be forfeited. The RSUs and CRSUs that would vest in the event of Change of Control are those awards described for each NEO in the table entitled “Outstanding Equity Awards at December 31, 2025.”
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

The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a change of control resulting in the accelerated vesting of the restricted units and/or restricted phantom units held by our NEOs on December 31, 2025:

Name	Benefit	Termination Due to Death or Disability ($) (1)	Termination for any other reason ($) (2)	Change of Control with or without Continued Employment ($) (1)	Not for Cause Termination ($) (2)
Joseph Kim	Unit Vesting	$19,521,153	$—	$19,521,153	$475,000
Dylan A. Bramhall (3)	Unit Vesting	570,221	—	570,221	—
Karl R. Fails	Unit Vesting	8,010,869	—	8,010,869	369,231
Brian A. Hand	Unit Vesting	4,205,064	—	4,205,064	276,923
Austin B. Harkness	Unit Vesting	4,283,679	—	4,283,679	225,000
____________________________________________
(1)The amounts reflected above represent the product of the number of RSUs units that were subject to vesting/restrictions on December 31, 2025 multiplied by the closing price of applicable common units on that date.
(2)These amounts represent potential severance benefits under the Sunoco Severance Plan in the event of Qualifying Termination (as that term is defined in the Sunoco Severance Plan).
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
For the 2025 calendar year:
•The annual total compensation of Mr. Kim, as reported in the Summary Compensation Tables of this Item 11 was $12,317,909; and
•The median total compensation of the employees supporting our Partnership (other than Mr. Kim) was $127,589 for 2025, which “median employee” will be used for the 2025 analysis.
Based on this information, for 2025 the ratio of the annual total compensation of Mr. Kim to the median of the annual total compensation was approximately 97 to 1.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2025, the applicable employee populations consisted of 3,193 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2025 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2025.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee.”
4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2025 resulting in an annual compensation of $127,589, with cash compensation of $104,206. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $16,308 and the employee’s 401(k) matching contribution and profit sharing contribution, as applicable estimated at $7,075 per employee).

5.With respect to Mr. Kim, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table under this Item 11.
Compensation of Directors
Our Board periodically reviews and determines the amounts payable to the members of our Board. For 2025, the directors of the General Partner who were not employees of the General Partner or its affiliates received, as applicable: an annual cash retainer of $100,000; an annual cash retainer of $15,000 ($25,000 for the chair) for serving on our audit committee; an annual cash retainer of $7,500 ($15,000 for the chair) for serving on our Compensation Committee; and a cash fee for the engagement of the special committee of the Board (the “Special Committee”), as determined by the Board at the time of such engagement. Such directors also received an annual grant of RSUs under the LTIP equal to an aggregate of $125,000 based on the same grant date valuation as is used for annual long-term incentive awards made to Partnership officers, including the named executive officers, through the annual modified total unitholder return analysis. Directors appointed during the year, or who cease to be directors during a year, receive a pro-rated portion of any cash retainers. In addition, each non-employee director who is appointed to the Board for the first time is entitled to receive 2,500 unvested Sunoco common units. Unit awards granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
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
The following table provides a summary of compensation paid to each of our current and former non-employee directors with respect to 2025:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Oscar A. Alvarez	130,000	125,000	255,000
Bradley C. Barron	100,000	125,000	225,000
David K. Skidmore	125,000	125,000	250,000
W. Brett Smith	176,250	125,000	301,250
Ray W. Washburne	100,000	125,000	225,000

(1)The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including the annual retainer fee. The amounts reflected exclude distribution payments in connection with DERs on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column above at the time that the unit awards and DERs were originally granted. For 2025, distribution payments in connection with DERs totaled $37,041 for Mr. Alvarez, $7,963 for Mr. Barron, $35,600 for Mr. Skidmore, $7,963 for Mr. Smith, and $33,410 for Mr. Washburne.
(2)The amounts reported for unit awards represent the full grant date fair value of the awards granted in 2025, calculated in accordance with FASB ASC Topic 718, disregarding any estimate for forfeiture. These amounts do not correspond to the actual value that may be recognized by the recipient upon any disposition of vested units and do not give effect to any decline or increase in the trading price of our common units since the date of grant. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the unit awards reported above, see Note 19 in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
As discussed above, the number of units awarded is based on the annual award amount of $125,000 divided by the same grant-date valuation as is used for annual long-term incentive award to Partnership officers through the modified total unitholders return analysis.
Current year amounts reflect annual awards granted on January 2, 2026.
Mr. Christopher R. Curia did not receive compensation from Sunoco in 2025 and retired as an executive of Energy Transfer and member of the board in May 2025.
As of December 31, 2025, Mr. Alvarez had 10,252 outstanding RSUs, Mr. Barron had 2,204 outstanding RSUs, Mr. Skidmore had 9,853 outstanding RSUs, Mr. Smith had 2,204 outstanding RSUs and Mr. Washburne had 8,879 outstanding RSUs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of common units and Class D Units of the Partnership that are issued and outstanding as of February 13, 2026 and held by:
•each person or group of persons known by us to be beneficial owners of 5% or more of our common or Class D Units;
•each director, director nominee and named executive officer of our General Partner; and
•all of our directors and executive officers of our General Partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (5)	Percentage of Common Units Beneficially Owned	Class D Units Beneficially Owned	Percentage of Class D Units Beneficially Owned	Percentage of Common and Class D Units Beneficially Owned
Energy Transfer (2)	28,463,967	20.8%	—	*	15.1%
SunocoCorp	—	*	51,517,198	100.0%	27.3%
Invesco Ltd. (3)	8,846,679	6.5%	—	*	4.7%
ALPS Advisors, Inc. (4)	24,856,265	18.2%	—	*	13.2%
Joseph Kim (6)	264,318	*	—	*	*
Karl R. Fails	155,402	*	—	*	*
Brian A. Hand	100,639	*	—	*	*
Dylan A. Bramhall	31,729	*	—	*	*
Austin B. Harkness	32,776	*	—	*	*
Ray W. Washburne	3,358	*	—	*	*
Oscar A. Alvarez	16,245	*	—	*	*
Bradley C. Barron	20,000	*	—	*	*
David K. Skidmore	8,817	*	—	*	*
W. Brett Smith	1,843	*	—	*	*
All executive officers and directors as a group (ten persons)	635,127	*	—	*	*
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
(2)The address for Energy Transfer and Energy Transfer’s subsidiaries is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(3)The information contained in the table and this footnote with respect to Invesco Ltd. is based solely on a filing on Schedule 13G filed with the SEC on February 12, 2026. The business address of the reporting party is 1331 Spring Street NW, Suite 2500, Atlanta, Georgia 30309.
(4)The information contained in the table and this footnote with respect to ALPS Advisors, Inc. is based solely on a filing on Schedule 13G filed with the SEC on January 6, 2026. The business address of the reporting party is 1290 Broadway, Suite 1000, Denver, Colorado 80203. ALPS Advisors, Inc. and Alerian MLP ETF, a fund controlled by ALPS, have shared voting and dispositive power as to the 24,856,265 common units.
(5)Does not include unvested phantom units that may not be voted or transferred prior to vesting. As of February 13, 2026, there were 136,894,754 common units deemed to be beneficially owned for purposes of the above table.
(6)Includes 10,000 common units Mr. Kim owns indirectly by the Kim Living Trust.

The following table sets forth, as of February 13, 2026, the number of common units of SunocoCorp owned by each of the directors and named executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

SunocoCorp Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)
Joseph Kim	6,000	*
Karl R. Fails	—	*
Brian A. Hand	—	*
Dylan A. Bramhall	—	*
Austin B. Harkness	—	*
Ray W. Washburne	—	*
Oscar A. Alvarez	—	*
Bradley C. Barron	—	*
David K. Skidmore	—	*
W. Brett Smith	—	*
All executive officers and directors as a group (ten persons)	6,000	*

*    Represents less than 1%.
†    Officers and directors of our General Partner may be deemed to indirectly beneficially own certain limited partnership interests in us or SunocoCorp, by virtue of owning common units in SunocoCorp, or based upon their simultaneous service as officers or directors of SunocoCorp. Any such deemed ownership is not reflected in the table.
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
(3)As of February 13, 2026, there were 51,517,198 common units of SunocoCorp deemed to be beneficially owned for purposes of the above table.

The following table sets forth, as of February 13, 2026, the number of common units of Energy Transfer owned by each of the directors and named executive officers of our General Partner and all directors and current executive officers of our General Partner as a group.

	Energy Transfer Common Units Beneficially Owned†
Name of Beneficial Owner (1)	Number of Common Units (2)	Percentage of Total Common Units (3)
Joseph Kim	6,000	*
Karl R. Fails	13,161	*
Brian A. Hand	—	*
Dylan A. Bramhall	250,415	*
Austin B. Harkness	—	*
Ray W. Washburne (4)	993,184	*
Oscar A. Alvarez	3,665	*
Bradley C. Barron	—	*
David K. Skidmore	128,313	*
W. Brett Smith	34,937	*
All executive officers and directors as a group (ten persons)	1,429,675	*

*    Represents less than 1%.
†    Officers and directors of our General Partner may be deemed to indirectly beneficially own certain limited partner interests in us or Energy Transfer, by virtue of owning common units in Energy Transfer, or based upon their simultaneous service as officers or directors of Energy Transfer. Any such deemed ownership is not reflected in the table.
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
(3)As of February 13, 2026, there were 3,440,314,575 common units of Energy Transfer deemed to be beneficially owned for purposes of the above table.
(4)Includes 14,426 common units held by Mr. Washburne’s wife and 845,430 common units held in various family trusts.
Equity Compensation Plan Information
As of December 31, 2025, a total of 3,713,477 phantom units had been issued under our 2018 long-term incentive plan. Total securities remaining available for issuance under our 2018 long-term incentive plans as of December 31, 2025 were as follows:
Common Units Remaining Available for Issuance under Our Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,108,053	—	7,489,913
Total	1,108,053	$—	7,489,913

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions between our General Partner and Energy Transfer and its Affiliates
The following table summarizes the distributions and payments made by us to Energy Transfer or its affiliates during 2025.

Transaction	Explanation	Amount/Value

2025 quarterly distributions on limited partner interests and IDRs held by affiliates.	Represents the aggregate amount of distributions made to affiliates of our General Partner in respect of common units and IDRs during 2025.	$262 million
Fuel sold to affiliates.	Total revenues we received for fuel gallons sold by us to affiliates of our General Partner for 2025.	$24 million
Bulk purchases of motor fuel from Energy Transfer and its affiliates.	Represents payments made to Energy Transfer and its affiliates for bulk motor fuel purchases.	$1.2 billion
Reimbursement to our General Partner for certain allocated overhead and other expenses.	Total payment to our General Partner for reimbursement of overhead and other expenses, including employee compensation costs relating to employees supporting our operations for 2025.	$43 million
Delegation Agreement
On October 27, 2025, our General Partner entered into the Delegation Agreement with Energy Transfer and SunocoCorp, pursuant to which, among other things, Energy Transfer delegated all of its power and authority to elect, appoint and remove the members of the Sunoco GP LLC board to SunocoCorp. The rights delegated to SunocoCorp will terminate upon the earliest to occur of, (i) the commencement of certain involuntary insolvency proceedings involving SunocoCorp, (ii) SunocoCorp or its governing body voluntarily commencing certain insolvency or liquidation proceedings, seeking consent for the appointment of a receiver, trustee or similar official, or making a general assignment for the benefit of its creditors, or (iii) upon written notice at the election of Energy Transfer, if Energy Transfer has a good faith belief that any of the foregoing events is substantially likely to occur in the near future or SunocoCorp has become unable to or generally failed to pay its debts as they become due or has become insolvent (or have admitted in writing or publicly declared our intention with respect to the foregoing).
Under the Delegation Agreement, our General Partner also agreed that, for so long as any equity securities of SunocoCorp are listed on a national securities exchange or are not wholly-owned by Energy Transfer or its subsidiaries, our General Partner will not (i) propose or make any amendments to our limited partnership agreement that would adversely affect the rights delegated to SunocoCorp under the Delegation Agreement or (ii) withdraw as our General Partner or assign or transfer its general partnership interest in us.
Other Transactions with Related Persons
Omnibus Agreement
On October 31, 2025, we entered into an Omnibus Agreement with SunocoCorp, pursuant to which, among other things, during the term of the agreement, (i) we will indemnify SunocoCorp, the SunocoCorp Management LLC, the managing member of SunocoCorp, and SunocoCorp’s officers, employees, agents and representatives from certain liabilities incurred by SunocoCorp in connection with carrying on its business as provided for in its operating agreement, including liabilities from any litigation brought against SunocoCorp by holders of SunocoCorp common units, and (ii) we agreed to provide all general and administrative services necessary or useful for the conduct of SunocoCorp’s business and pay on its behalf or otherwise reimburse SunocoCorp for any costs and expenses incurred by SunocoCorp for any such services as well as certain other costs and expenses, including the salaries and related benefits and expenses of any of its personnel and the expenses and expenditures incurred by SunocoCorp as a result of becoming and continuing as a publicly traded company. Our indemnification obligations will not apply to (a) any liabilities relating to or arising out of any business, operations or financing activities engaged in by SunocoCorp following the completion of the Arrangement that are not related to its business of owning, directly or indirectly, partnership interests in Sunoco and activities incidental thereto and financing activities engaged in under the agreement or (b) any federal, state or local income taxes payable by SunocoCorp.
The Omnibus Agreement also includes provisions relating to the intended economic alignment between the SunocoCorp common units and our publicly-traded common units. In particular, (i) from the closing date of the Arrangement until the date that is the end of the eighth full quarter following such date, we will be required to ensure that SunocoCorp has sufficient cash available for distribution for SunocoCorp to pay distributions on each of its common units in an amount equal to 100% of the distributions paid by Sunoco on each of our publicly-traded common units for each fiscal quarter and (ii) we and SunocoCorp agree that is our intention, absent certain changes in circumstances, to keep the number of our Class D Units held by SunocoCorp equal to the number of common units issued by SunocoCorp, including provisions to address potential offerings of common units or any employee equity awards issued by SunocoCorp.

In the event of certain triggering events, including events related to the ownership of the SunocoCorp Management LLC’s managing member interest or our General Partner’s general partnership interest or SunocoCorp engaging, directly or indirectly, in any business or operations unrelated to its investment in us, we and SunocoCorp have agreed to renegotiate any needed amendments to the agreement in good faith so as to preserve, to the extent possible, their original intention to maintain economic and governance alignment between us and SunocoCorp. If we and SunocoCorp are unable to agree on the necessary amendments to the Omnibus Agreement or that no such amendments are necessary within the time period prescribed by the Omnibus Agreement, either party may terminate the Omnibus Agreement by written notice to the other parties thereto.
Related Party Agreements
During 2025, Sunoco, LLC and Sunoco Retail had administrative and support services agreements in place pursuant to which a subsidiary of Energy Transfer provided certain general and administrative services to Sunoco, LLC and Sunoco Retail during 2025. In addition, Sunoco, LLC and Sunoco Retail have treasury services agreements for certain cash management activities with Energy Transfer (R&M), LLC, an indirect wholly owned subsidiary of Energy Transfer.
We are party to fee-based commercial agreements with various subsidiaries or affiliates of Energy Transfer for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer for the purchase and sale of fuel.
Effective July 1, 2024, Sunoco and Energy Transfer formed ET-S Permian, a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Sunoco contributed all of its Permian crude oil gathering assets and operations to ET-S Permian. Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to ET-S Permian. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston and Cushing is excluded from ET-S Permian.
ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
Sunoco holds a 32.5% interest, with Energy Transfer holding the remaining 67.5% interest in ET-S Permian. Energy Transfer serves as the operator of ET-S Permian.
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

Item 14. Principal Accountant Fees and Services
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP for the audit of our annual consolidated financial statements for 2025 and 2024, and fees billed for other services rendered by Grant Thornton LLP during the corresponding periods (dollars in millions).

	Fiscal 2025	Fiscal 2024
Audit Fees (1)	$8.6	$5.0
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$8.6	$5.0
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

Part IV
Item 15. Exhibit and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
•Financial Statements - see Index to Consolidated Financial Statements appearing on page F-1.
•Financial Statement Schedules - pursuant to Rule 3-09 of Regulation S-X, the audited financial statements of ET-S Permian Holdings Company LP, an equity method investee of Sunoco LP, are included in this Annual Report on Form 10-K as Exhibit 99.1
•Exhibits - see Exhibit Index set forth on page 73.
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

4.1*	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934 - Description of common units

4.2
Indenture, dated as of March 31, 2025, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 31, 2025)

4.3
Indenture, dated as of September 18, 2025, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 18, 2025)

4.4
Trust Indenture (6.000% Senior Notes due 2028), dated as of June 23, 2020, by and among Parkland Corporation, the guarantors party thereto and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.5
First Supplemental Indenture (6.000% Senior Notes due 2028), dated as of June 20, 2025, by and among Parkland Corporation, the guarantors party thereto and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.6
Second Supplemental Indenture (6.000% Senior Notes due 2028), dated as of November 7, 2025, by and among Parkland Corporation, the guarantors party thereto and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.7
Trust Indenture (4.375% Senior Notes due 2029), dated as of March 25, 2021, by and among Parkland Corporation, the guarantors party thereto and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.8
First Supplemental Indenture (4.375% Senior Notes due 2029), dated as of June 20, 2025, by and among Parkland Corporation, the guarantors party thereto and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.9
Second Supplemental Indenture (4.375% Senior Notes due 2029), dated as of November 7, 2025, by and among Parkland Corporation, the guarantors party thereto and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.10
Trust Indenture (3.875% Senior Notes due 2026), dated as of June 16, 2021, by and among Parkland Corporation, the guarantors party thereto and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.11
First Supplemental Indenture (3.875% Senior Notes due 2026), dated as of November 7, 2025, by and among Parkland Corporation, the guarantors party thereto and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.12
Indenture (5.875% Senior Notes due 2027), dated as of July 10, 2019, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.13
First Supplemental Indenture (5.875% Senior Notes due 2027), dated as of June 20, 2025, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.14
Second Supplemental Indenture (5.875% Senior Notes due 2027), dated as of November 7, 2025, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.15
Indenture (4.500% Senior Notes due 2029), dated as of April 13, 2021, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.16
First Supplemental Indenture (4.500% Senior Notes due 2029), dated as of June 20, 2025, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.17
Second Supplemental Indenture (4.500% Senior Notes due 2029), dated as of November 7, 2025, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.18
Indenture (4.625% Senior Notes due 2030), dated as of November 23, 2021, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.15 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.19
First Supplemental Indenture (4.625% Senior Notes due 2030), dated as of June 20, 2025, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.16 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.20
Second Supplemental Indenture (4.625% Senior Notes due 2030), dated as of November 7, 2025, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.17 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.21
Indenture (6.625% Senior Notes due 2032), dated as of August 16, 2024, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.18 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.22
First Supplemental Indenture (6.625% Senior Notes due 2032), dated as of June 20, 2025, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.19 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.23
Second Supplemental Indenture (6.625% Senior Notes due 2032), dated as of November 7, 2025, by and among Parkland Corporation, the guarantors party thereto, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 4.20 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.24
Indenture, dated as of November 7, 2025, by and among Sunoco LP, the Guarantors party thereto, U.S. Bank Trust Company, National Association, as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee, relating to New CAD Notes (incorporated by reference to Exhibit 4.21 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.25*
First Supplemental Indenture to Indenture, dated as of December 12, 2025, by and among Sunoco LP, the Guarantors party thereto, U.S. Bank Trust Company, National Association, as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee, relating to New CAD Notes

4.26
Indenture, dated as of November 7, 2025, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, relating to New USD Notes (incorporated by reference to Exhibit 4.22 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 10, 2025)

4.27
Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.28
Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K for (File Number 001-35653) filed by the registrant on May 3, 2024)

4.29
Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K for (File Number 001-35653) filed by the registrant on May 3, 2024)

4.30
Eighth Supplemental Indenture, dated as of April 28, 2017, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.31
Ninth Supplemental Indenture, dated as of May 22, 2019, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.32
Tenth Supplemental Indenture, dated as of September 14, 2020, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.33
Eleventh Supplemental Indenture, dated as of May 31, 2024, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, Sunoco LP, as Ultimate Parent Guarantor, the Guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.19 of Sunoco LP’s Current Report on Form 8-K (File No. 001-35653) filed June 5, 2024)

4.34
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

4.35
Registration Rights Agreement, dated as of March 31, 2016, by and among Sunoco LP and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 1, 2016)

4.36
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated January 23, 2018 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

4.37
First Supplemental Indenture, dated as of January 24, 2019, by and among Sunoco LP, Sunoco Finance Corp., the subsidiary guarantors party thereto and AMID Refined Products LLC, AMID Caddo LLC, AMID NLR LLC, as guarantors, and U.S. Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 22, 2019)

4.38
Second Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated May 31 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.39
Indenture, dated as of March 14, 2019, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 14, 2019)

4.40
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.41
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated November 24, 2020 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 24, 2020)

4.42
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.43
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee, dated October 20, 2021 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 20, 2021)

4.44
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.45
Indenture, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, dated September 20, 2023 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 20, 2023)

4.46
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.47
Indenture, dated as of April 30, 2024, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 30, 2024)

4.48
First Supplemental Indenture, dated as of May 31, 2024, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 5, 2024)

4.49
Second Supplement and Amendment to Series 2008 Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

4.50
Second Supplement and Amendment to Series 2010 Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

4.51
Second Supplement and Amendment to Series 2010A Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

4.52
Second Supplement and Amendment to Series 2010B Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

4.53
Second Supplement and Amendment to Series 2011 Indenture, dated as of July 15, 2024, among the Parish of St. James, State of Louisiana, Sunoco LP, Sunoco Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.1
Lease Agreement between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of June 1, 2008 (incorporated by reference to Exhibit 10.18 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.2
First Supplement and Amendment to Lease Agreement (Series 2008), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.19 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.3
Second Supplement and Amendment to Lease Agreement (Series 2008), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.4
Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010 (incorporated by reference to Exhibit 10.20 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.5
First Supplement and Amendment to Lease Agreement (Series 2010), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.21 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.6
Second Supplement and Amendment to Lease Agreement (Series 2010), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.7
Lease Agreement between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of October 1, 2010 (incorporated by reference to Exhibit 10.22 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.8
First Supplement and Amendment to Lease Agreement (Series 2010A), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.23 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.9
Second Supplement and Amendment to Lease Agreement (Series 2010A), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (incorporated by reference to Exhibit 10.9 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.10
Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010 (incorporated by reference to Exhibit 10.24 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.11
First Supplement and Amendment to Lease Agreement (Series 2010B), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.25 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.12
Second Supplement and Amendment to Lease Agreement (Series 2010B), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (incorporated by reference to Exhibit 10.12 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.13
Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011 (incorporated by reference to Exhibit 10.26 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.14
First Supplement and Amendment to Lease Agreement (Series 2011), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.27 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.15
Second Supplement and Amendment to Lease (Series 2011), dated July 15, 2024, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., Sunoco LP and certain of Sunoco LP’s subsidiaries (incorporated by reference to Exhibit 10.15 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

10.16+
Susser Petroleum Partners LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

10.17+
First Amendment to the Susser Petroleum Partners LP 2012 Long Term Incentive Plan, dated November 4 2014 (incorporated by reference to Exhibit 10.24 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 27, 2015)

10.18+	Sunoco GP LLC Annual Bonus Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 13, 2018)

10.19+	Sunoco GP LLC Amended and Restated Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 16, 2024)

10.20+	Sunoco LP 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 20, 2018)

10.21+
Form of Time Vested Restricted Unit/Phantom Unit Agreement (incorporated by reference to Exhibit 10.32 of the annual report on Form 10-K (File number 001-35653) filed by the registrant on February 22, 2019)

10.22+	Sunoco LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.25 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 14, 2025)

10.23+
Form of Cash Unit Award Agreement Under the Sunoco LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.26 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 14, 2025)

10.24	Revised Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.10 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on March 14, 2014)

10.25
Purchase and Sale Agreement, dated as of June 15, 2015, by and among NuStar Finance, as borrower, NuStar Energy L.P., as servicer, and NuStar and the subsidiaries of NuStar named therein, as originators (incorporated by reference to Exhibit 10.15 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.26
Second Amendment to Purchase and Sale Agreement, dated as of September 20, 2017, by and among, NuStar Energy L.P., NS Finance and certain affiliates of NuStar as original originators and additional originators (incorporated by reference to Exhibit 10.16 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.27
Third Amendment to Purchase and Sale Agreement, dated as of May 3, 2024, by and among NuStar Finance LLC, as buyer, NuStar Energy L.P., as servicer, and NuStar Energy L.P. and its subsidiaries named therein, as originators (incorporated by reference to Exhibit 10.17 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.28
Guarantee Agreement by and among Sunoco LP, Sunoco, LLC, 7-Eleven, Inc. and SEI Fuel Services, Inc., dated as of April 6, 2017 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on April 6, 2017)

10.29
Guarantee of Collection, by Energy Transfer Operating, L.P. to Sunoco LP and Sunoco Finance Corp., dated May 1, 2020 (incorporated by reference to Exhibit 10.12 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 19, 2021)

10.30
Amended and Restated Support Agreement, by and among ETC Sunoco Holdings LLC, Sunoco LP, Sunoco Finance Corp. and Energy Transfer Operating, L.P., dated May 1, 2020 (incorporated by reference to Exhibit 10.13 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 19, 2021)

10.31
Common Unit Repurchase Agreement, by and among Sunoco LP, Heritage Holdings, Inc. and ETP Holdco Corporation, dated January 24, 2018 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 29, 2018)

10.32
Distribution Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated January 23, 2018 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment request filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.37 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 23, 2018)

10.33
First Amendment, dated as of March 29, 2019, to Distributor Motor Fuel Agreement by and between Sunoco, LLC and 7-Eleven, Inc. and SEI Fuel Services, Inc. dated as of January 23, 2018 (asterisks located within the exhibit denote information which has been redacted) (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 9, 2019)

10.34
Third Amended and Restated Credit Agreement, dated as of May 3, 2024, by and among Sunoco LP, as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swingline lender and an LC issuer (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 3, 2024)

10.35
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of May 16, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and an LC issuer, and the lenders and LC issuers party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 20, 2025)

10.36
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of June 17, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and swingline lender and the lenders and LC issuers party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on June 23, 2025)

10.37
Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of August 8, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and the lenders and LC issuers party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on August 8, 2025)

10.38
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of October 3, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 6, 2025)

10.39*
Amendment No. 5 to Third Amended and Restated Credit Agreement, dated as of October 30, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, Bank of America N.A., as administrative agent and the LC issuers party thereto

10.40*
Amendment No. 6 to Third Amended and Restated Credit Agreement, dated as of November 25, 2025, by and among Sunoco LP, as borrower, certain subsidiaries of Sunoco LP, as guarantors, and Bank of America N.A., as lender and administrative agent

10.41
Omnibus Agreement, dated as of October 31, 2025, between Sunoco LP and SunocoCorp LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 3, 2025)

10.42*	Delegation Agreement, dated as of October 27, 2025, by and among SunocoCorp LLC, Energy Transfer LP and Sunoco GP LLC

19.1	Sunoco LP Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 14, 2025)

21.1*	List of Subsidiaries of the Registrant

22.1*	List of Guarantor and Issuer Subsidiaries

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm (Sunoco LP)

23.2*	Consent of Grant Thornton LLP, independent certified public accountants (ET-S Permian Holdings Company LP)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

97.1
Sunoco LP Executive Officer Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of the annual report on Form 10-K (File Number 001-35653) filed by the registrant on February 16, 2024)

99.1*	Audited financial statements of ET-S Permian Holdings Company LP

101*	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language) in this Form 10-K include: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations; (iii) our Consolidated Statements of Comprehensive Income; (iv) our Consolidated Statements of Equity; (v) our Consolidated Statements of Cash Flows; and (vi) the notes to our Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunoco LP
By:	Sunoco GP LLC, its general partner
By:	/s/ Joseph Kim
Joseph Kim
President and Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kim	Director, President and Chief Executive Officer	February 19, 2026
Joseph Kim	(Principal Executive Officer)

/s/ Dylan A. Bramhall	Chief Financial Officer	February 19, 2026
Dylan A. Bramhall	(Principal Financial Officer)

/s/ Rick J. Raymer	Vice President, Controller and Principal Accounting Officer	February 19, 2026
Rick J. Raymer	(Principal Accounting Officer)

/s/ Ray W. Washburne	Chairman of the Board	February 19, 2026
Ray W. Washburne

/s/ Oscar A. Alvarez	Director	February 19, 2026
Oscar A. Alvarez

/s/ Bradley C. Barron	Director	February 19, 2026
Bradley C. Barron

/s/ David K. Skidmore	Director	February 19, 2026
David K. Skidmore

/s/ W. Brett Smith	Director	February 19, 2026
W. Brett Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Sunoco GP LLC and
Unitholders of Sunoco LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sunoco LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2026 expressed an unqualified opinion.
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
Fair values of property and equipment and intangible assets acquired in the acquisition of Parkland Corporation
As described further in Note 3 to the consolidated financial statements, on October 31, 2025, the Partnership completed the acquisition of Parkland Corporation (“Parkland”) and the assets acquired and liabilities assumed were recorded at fair value as of the transaction date. The fair values of property and equipment and intangible assets recorded in the Parkland acquisition were $5.61 billion and $1.87 billion, respectively. Management utilized third-party valuation specialists to determine the fair values of the acquired property and equipment and intangible assets. We identified the estimation of the fair values of the acquired property and equipment and intangible assets as a critical audit matter.
The principal consideration for our determination that the estimation of the fair values of the acquired property and equipment and intangible assets is a critical audit matter is that there was estimation uncertainty due to significant judgments required by management when determining the fair value. In particular, the significant judgments were the replacement cost and market assumptions and methodology used for property and equipment as well as the estimated long-term cash flows and the discount rate related to the fair value of the intangible assets. This in turn led to a higher degree of auditor judgment and subjectivity, in performing procedures and evaluating audit evidence related to management’s forecasted future cash flows and assumptions. In addition, the audit effort involved the use of specialists to assist in performing these procedures and evaluating the audit evidence.
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
•Utilized an internal valuation specialist to evaluate:
◦the qualifications of the third-party valuation specialists engaged by management based on their credentials and experience,
◦the process used by management to develop the estimate, including valuation methodologies and assumptions used by the third-party valuation specialists and whether they were acceptable for the underlying assets and applied correctly,
◦the estimates of fair values for assets which were valued based on comparable market data and the appropriateness of the replacement costs, by performing independent market research and analyses, and
◦the appropriateness of the discount rate used by developing an independent range of acceptable discount rates and comparing those ranges to the amounts selected and applied by management.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas
February 19, 2026

SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$891	$94
Accounts receivable, net	1,972	1,162
Inventories, net	2,383	1,068
Other current assets	270	141
Total current assets	5,516	2,465

Property, plant and equipment	15,256	8,914
Accumulated depreciation	(1,848)	(1,240)
Property, plant and equipment, net	13,408	7,674
Other assets:
Operating lease right-of-use assets, net	1,449	477
Goodwill	3,026	1,477
Intangible assets, net	2,411	547
Other non-current assets	928	400
Investments in unconsolidated affiliates	1,624	1,335
Total assets	$28,362	$14,375

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,485	$1,255
Accounts payable to affiliates	331	199
Accrued expenses and other current liabilities	953	457
Operating lease current liabilities	211	34
Current maturities of long-term debt	17	2
Total current liabilities	3,997	1,947

Operating lease non-current liabilities	1,255	479
Long-term debt, net	13,372	7,484
Advances from affiliates	78	82
Deferred tax liabilities	1,139	157
Other non-current liabilities	512	158
Total liabilities	20,353	10,307

Commitments and contingencies (Note 15)

Equity:
Limited partners:
Preferred unitholders (1,500,000 units issued and outstanding as of December 31, 2025)	1,507	—
Common unitholders (136,866,854 and 136,228,535 units issued and outstanding as of December 31, 2025 and 2024, respectively)	3,970	4,066
Class C unitholders - held by subsidiary (16,410,780 units issued and outstanding as of December 31, 2025 and 2024)	—	—
Class D unitholder (51,517,198 units issued and outstanding as of December 31, 2025)	2,538	—
Accumulated other comprehensive income (loss)	(6)	2
Total equity	8,009	4,068
Total liabilities and equity	$28,362	$14,375

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Year Ended December 31,
	2025	2024	2023
REVENUES:
Sales revenue	$23,702	$21,588	$22,663
Service revenue	1,369	980	254
Lease revenue	130	125	151
Total revenues	25,201	22,693	23,068
COSTS AND EXPENSES:
Cost of sales (excluding items shown separately below)	22,409	20,595	21,703
Operating expenses	765	545	356
General and administrative	296	277	126
Lease expense	114	72	68
(Gain) loss on disposal of assets and impairment charges	(6)	45	(7)
Depreciation, amortization and accretion	688	368	187
Total cost of sales and operating expenses	24,266	21,902	22,433
OPERATING INCOME	935	791	635
OTHER INCOME (EXPENSE):
Interest expense, net	(541)	(391)	(217)
Equity in earnings of unconsolidated affiliates	143	60	5
Gain on West Texas Sale	—	586	—
Loss on extinguishment of debt	(31)	(2)	—
Other, net	83	5	7
INCOME BEFORE INCOME TAXES	589	1,049	430
Income tax expense	62	175	36
NET INCOME	527	874	394
Less: Net income attributable to noncontrolling interests	—	8	—
NET INCOME ATTRIBUTABLE TO PARTNERS	527	866	394
Less: Preferred unitholders’ interest in net income	34	—	—
Less: Class D unitholder’s interest in net income (loss)	(9)	—	—
NET INCOME ATTRIBUTABLE TO COMMON UNITS	$502	$866	$394

NET INCOME PER COMMON UNIT
Common units - basic	$2.29	$6.04	$3.70
Common units - diluted	$2.28	$6.00	$3.65

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Common units - basic	136,492,204	118,529,390	84,081,083
Common units - diluted	137,198,218	119,342,038	85,093,497

CASH DISTRIBUTION PER COMMON UNIT	$3.6583	$3.5133	$3.3680

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions, except per unit data)

	Year Ended December 31,
	2025	2024	2023
Net income	$527	$874	$394
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1	(1)	—
Actuarial gain (loss) related to pension and other postretirement benefit plans	(3)	3	—
	(2)	2	—
Comprehensive income	525	876	394
Less: Comprehensive income attributable to noncontrolling interests	—	8	—
Less: Comprehensive income attributable to Preferred unitholders	34	—	—
Less: Comprehensive loss attributable to Class D unitholder	(9)	—	—
Comprehensive income attributable to common units	$500	$868	$394

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Common Unitholders	Class D Unitholder	Series A Preferred Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance at December 31, 2022	$942	$—	$—	$—	$—	$942
Cash distribution to unitholders, including incentive distributions	(371)	—	—	—	—	(371)
Unit-based compensation	17	—	—	—	—	17
Other	(4)	—	—	—	—	(4)
Net income	394	—	—	—	—	394
Balance at December 31, 2023	978	—	—	—	—	978
Cash distributions to unitholders, including incentive distributions	(566)	—	—	—	(8)	(574)
Unit-based compensation	17	—	—	—	—	17
Other comprehensive income, net of tax	—	—	—	2	—	2
NuStar Acquisition	2,850	—	—	—	801	3,651
Preferred unit redemption	17	—	—	—	(801)	(784)
Common control transaction	(83)	—	—	—	—	(83)
Other	(13)	—	—	—	—	(13)
Net income	866	—	—	—	8	874
Balance at December 31, 2024	4,066	—	—	2	—	4,068
Cash distributions to unitholders, including incentive distributions	(657)	—	—	—	—	(657)
Unit-based compensation	19	—	—	—	—	19
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Parkland Acquisition	—	2,547	—	—	—	2,547
Preferred unit issuance	—	—	1,473	—	—	1,473
Units issued in other acquisitions	18	—	—	—	—	18
Other	22	—	—	(6)	—	16
Net income (loss)	502	(9)	34	—	—	527
Balance at December 31, 2025	$3,970	$2,538	$1,507	$(6)	$—	$8,009

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$527	$874	$394
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	688	368	187
Amortization of deferred financing fees	27	24	8
(Gain) loss on disposal of assets and impairment charges	(6)	45	(7)
Loss on extinguishment of debt	31	2	—
Gain on West Texas Sale	—	(586)	—
Other non-cash, net	40	(7)	—
Non-cash unit-based compensation expense	19	17	17
Deferred income tax expense (benefit)	38	(14)	13
Inventory valuation adjustments	156	86	114
Equity in earnings of unconsolidated affiliates	(143)	(60)	(5)
Distribution from unconsolidated affiliates	196	—	—
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	(381)	(200)	(121)
Net cash provided by operating activities	1,192	549	600
INVESTING ACTIVITIES:
Capital expenditures	(577)	(344)	(215)
Parkland Acquisition, net of cash acquired	(2,004)	—	—
NuStar Acquisition, net of cash acquired	—	27	—
Cash paid for other acquisitions	(253)	(224)	(111)
Contributions to unconsolidated affiliate	(73)	—	—
Proceeds from West Texas Sale	—	987	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	72	8	9
Proceeds from disposal of property, plant and equipment	28	23	31
Other	—	—	(2)
Net cash provided by (used in) investing activities	(2,807)	477	(288)
FINANCING ACTIVITIES:
Senior notes borrowings	2,900	1,500	500
Senior notes repayments	(600)	(421)	—
GoZone bond repayment	(75)	—	—
GoZone bond remarketing	75	—	—
Credit Facility borrowings	2,081	2,786	3,283
Credit Facility repayments	(2,284)	(3,449)	(3,772)
Parkland credit facility repayment	(444)	—	—
Loan origination costs	(57)	(19)	(5)
Series A Preferred Units issuance	1,473	—	—
Preferred units redemption	—	(784)	—
Cash distributions to unitholders, including incentive distributions	(657)	(566)	(371)
Cash distributions to noncontrolling interests	—	(8)	—
Net cash provided by (used in) financing activities	2,412	(961)	(365)
Net increase (decrease) in cash and cash equivalents	797	65	(53)
Cash and cash equivalents, beginning of period	94	29	82
Cash and cash equivalents, end of period	$891	$94	$29
 The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except per unit data, are in millions)
1.Organization and Principles of Consolidation
As used in this document, the terms “Partnership,” “Sunoco,” “we,” “us” and “our” should be understood to refer to Sunoco LP and our consolidated subsidiaries, unless the context clearly indicates otherwise.
We are a Delaware master limited partnership. We are managed by our General Partner, which is owned by Energy Transfer. As of December 31, 2025, Energy Transfer and its subsidiaries owned 100% of the membership interest in our General Partner, 28,463,967 of our common units and all of our IDRs. In addition, Energy Transfer controls SunocoCorp, which owns all of the outstanding Class D Units and currently holds the rights to appoint and remove members of our General Partner.
We are primarily engaged in energy infrastructure and distribution of motor fuels across 32 countries and territories in North America, the Greater Caribbean and Europe. Our midstream operations include an extensive network of over 14,000 miles of pipeline and over 160 terminals. Our fuel distribution operations distribute over 15 billion gallons annually to approximately 11,000 Sunoco and partner branded locations, as well as independent dealers and commercial customers.
The consolidated financial statements of Sunoco presented herein for the years ended December 31, 2025, 2024 and 2023, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all wholly owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.
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
Segment Reporting
We operate our business in four reportable segments: Fuel Distribution, Pipeline Systems, Terminals and Refinery. Our Fuel Distribution segment supplies motor fuel to independently-operated dealer stations, distributors, commission agents and other consumers. Also included in our Fuel Distribution segment is lease income from properties that we lease or sublease, as well as the Partnership’s credit card services, franchise royalties and retail operations. Our Pipeline Systems segment includes an integrated pipeline and terminal network comprised of refined product, crude oil and ammonia pipelines and terminals, including our investments in the J.C. Nolan and ET-S Permian joint ventures. Our Terminals segment is composed of four transmix processing facilities and 83 refined product terminals (two in Europe, six in Hawaii, nine in Canada and 53 in the continental United States). Our Refinery segment is composed of the Burnaby Refinery, which is responsible for the refining of fuel products and engaged in renewable business activities.
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
Sunoco, LLC and Sunoco Retail have treasury services agreements with Energy Transfer (R&M), LLC, an indirect wholly owned subsidiary of Energy Transfer, for certain cash management activities, for which the net balance is reflected in either “Advances to affiliates” or “Advances from affiliates” on the consolidated balance sheets.
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
Inventories
Fuel inventories, other than in the Caribbean, are stated at the lower of cost or market using the LIFO method. Under this methodology, the cost of fuel sold consists of actual acquisition costs, which includes transportation and storage costs. Such costs are adjusted to reflect increases or decreases in inventory quantities which are valued based on changes in LIFO inventory layers.
Fuel inventories in the Caribbean are stated at the lower of cost or market using the FIFO method. Under this methodology, the cost of fuel sold consists of older acquisition costs, which includes transportation and storage costs.
Merchandise inventories are stated at the lower of average cost, as determined by the retail inventory method, or market. We record an allowance for shortages and obsolescence relating to merchandise inventory based on historical trends and any known changes. Shipping and handling costs are included in the cost of merchandise inventories.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of assets. Assets under finance leases are depreciated over the life of the corresponding lease.
Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives. Expenditures for major renewals and betterments that extend the useful lives of property, plant and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property, plant and equipment are recorded in the period incurred.
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
Customer relations and supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to 20 years. Non-compete agreements are amortized over the terms of the respective agreements.
Investments in Unconsolidated Affiliates
We own interests in a number of related businesses, including joint ventures with Energy Transfer, that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other-than-temporary.
Asset Retirement Obligations
The estimated future cost to remove an underground storage tank is recognized over the estimated useful life of the storage tank. We record a discounted liability for the future fair value of an asset retirement obligation along with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We then depreciate the amount added to property, plant and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for tank removal on our prior experience with removals. We review assumptions for computing the estimated liability for tank removal on an annual basis. Any change in estimated cash flows are reflected as an adjustment to both the liability and the associated asset.
Long-lived assets related to asset retirement obligations aggregated $178 million and $12 million as of December 31, 2025 and 2024, respectively, and were reflected as property, plant and equipment, net, on our consolidated balance sheets.
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
Revenues from our Refinery segment are derived from refined products, generated environmental compliance credits and excess crude oil sales are recognized when delivered and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any sales taxes billed to customers where applicable. Shipping and handling costs incurred are reported in cost of sales.
Lease Income
Lease income from leasing or subleasing of real estate is recognized on a straight-line basis over the term of the lease.
Cost of Sales
We include in cost of sales all costs incurred to acquire fuel and merchandise, including the costs of purchasing, storing and transporting inventory prior to delivery to our customers. Items are removed from inventory and are included in cost of sales based on the retail inventory method for merchandise and the LIFO method for motor fuel. Cost of sales does not include depreciation of property, plant and equipment. Depreciation is classified within operating expenses in the consolidated statements of operations and comprehensive income.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $261 million, $164 million and $274 million for the years ended December 31, 2025, 2024 and 2023, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations and comprehensive income.
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
The Partnership leases a portion of its properties under non-cancelable operating leases, whose initial terms are typically five to 15 years, with options permitting renewal for additional periods. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 10 years or greater. The exercise of lease renewal options is typically at the sole discretion of the Partnership and lease extensions are evaluated on a lease-by-lease basis. Leases containing early termination clauses typically require the agreement of both parties to the lease. At the inception of a lease, all renewal options reasonably certain to be exercised are considered when determining the lease term. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term.
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
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are the local currencies of the countries in which the subsidiaries are located. Transactions in foreign currencies are translated to the respective functional currencies at the exchange rates applicable on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated to the appropriate functional currency at the exchange rate at the consolidated balance sheet date. Foreign exchange gains and losses are recorded in the consolidated statements of income (loss). Non-monetary assets and liabilities denominated in foreign currencies are measured at cost using the exchange rates on the dates of initial recognition.
On consolidation, the financial statements of foreign operations are translated to U.S. dollars. The assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rate prevailing at the consolidated balance sheet date. Income and expenses of foreign operations are translated to U.S. dollars at the exchange rates that approximate those on the dates of the transactions. Foreign exchange differences arising on translation for consolidation are recognized in other comprehensive income (loss). The results and financial position of subsidiaries with the functional currencies of hyperinflationary economies, after being restated for the effects of inflation in line with the Partnership’s policy over hyperinflation accounting, are translated to U.S. dollars at the exchange rate prevailing at the consolidated balance sheet date.
In connection with certain internal restructuring transactions subsequent to the Parkland Acquisition, Sunoco and Parkland established an intercompany loan between subsidiaries having different functional currencies. Foreign currency translation gains and losses related to this intercompany loan are recorded in “Other, net” within net income on the Partnership’s consolidated statement of operations.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income were not to meet this statutory requirement, the Partnership would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2025, 2024 and 2023, our qualifying income met the statutory requirement.
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
The acquisition of Parkland brought the Partnership into scope for Pillar Two global minimum tax regime, a legislative framework established by Organization for Economic Co-operation and Development (“OECD”), as several jurisdictions in which the Partnership now operates have enacted Pillar Two global minimum tax legislation.
Consistent with ASC 740 and current industry guidance, the Partnership has applied a temporary exception and has not recognized deferred tax assets or liabilities related to Pillar Two tax liability.
The Partnership has elected to account for the tax on global intangible low-taxed income (“GILTI”) under IRC §951A as a period cost in the year the tax is incurred, rather than recognizing deferred taxes on basis differences in its controlled foreign corporations that may give rise to future GILTI inclusions.
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of ASU 2024-03 on our consolidated financial statements and related disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. The Partnership retrospectively adopted ASU 2023-09 during the year ended December 31, 2025 and has revised its disclosures accordingly, as reflected in Notes 4 and 18.
3.Acquisitions, Divestitures and Other Transactions
Parkland Acquisition
On October 31, 2025, we completed the previously announced acquisition of Parkland, whereby Sunoco Retail, a wholly owned corporate subsidiary of the Partnership, indirectly acquired all the outstanding shares of Parkland, in exchange for cash and SunocoCorp units that were contributed by SunocoCorp to the Partnership at the close of the Parkland Acquisition. Under the terms of the agreement, Parkland shareholders received 0.295 SunocoCorp units and C$19.80 for each Parkland share. Parkland shareholders could elect, in the alternative, to receive C$44.00 per Parkland share in cash or 0.536 SunocoCorp units for each Parkland share, subject to proration to ensure that the aggregate consideration payable in connection with the transaction would not exceed C$19.80 in cash per Parkland share outstanding as of immediately before close and 0.295 SunocoCorp units per Parkland share outstanding as of immediately before close. In connection with the closing of the Parkland Acquisition, we paid approximately $2.60 billion to Parkland’s shareholders and transferred 51,517,198 SunocoCorp common units, which we had received from SunocoCorp in exchange for our issuance of 51,517,198 Sunoco Class D Units to SunocoCorp.
Parkland is a leading international fuel distributor, marketer and convenience retailer with operations in 26 countries across the Americas. Parkland’s functional currency is the Canadian dollar, and its consolidated structure includes subsidiaries with multiple other functional currencies.
As part of the transaction, the Partnership repurposed and renamed an existing subsidiary as SunocoCorp. Prior to the Parkland Acquisition, SunocoCorp did not have any significant assets, liabilities or operations; in connection with the Parkland Acquisition, the Partnership deconsolidated SunocoCorp and SunocoCorp became a publicly traded entity classified as a corporation for U.S. federal income tax purposes. SunocoCorp units began trading on the NYSE effective November 6, 2025. Subsequent to the Parkland Acquisition, SunocoCorp holds Sunoco Class D Units, representing limited partnership interests in Sunoco that are generally economically equivalent to Sunoco’s publicly traded common units on the basis of one Sunoco Common Unit for each outstanding SunocoCorp unit. For a period of two years following closing of the transaction, Sunoco will ensure that SunocoCorp unitholders receive distributions on a per unit basis that are equivalent to the per unit distributions to Sunoco unitholders.
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
As of the date these financial statements were issued, management and the third-party valuation specialist continue to evaluate certain assumptions, which could result in a change to the allocation of the fair value among reporting units or between line items on the consolidated balance sheet, potentially impacting deferred tax balances and/or goodwill. The following table summarizes the preliminary allocation of the purchase price among assets acquired and liabilities assumed.

As of October 31, 2025
Total current assets	$2,814
Property, plant and equipment	5,612
Operating lease right-of-use assets, net	731
Goodwill (1)	1,528
Intangible assets, net (2)	1,871
Deferred tax assets	210
Other non-current assets	266
Investments in unconsolidated affiliates	341
Total assets	13,373

Total current liabilities	2,490
Long-term debt, less current maturities	3,797
Operating lease non-current liabilities	731
Deferred tax liabilities	965
Other non-current liabilities	375
Total liabilities	8,358

Total consideration	5,015
Cash acquired	(464)
Total consideration, net of cash acquired	$4,551
(1)Goodwill represents expected commercial and operational synergies. Approximately $660 million of the goodwill recorded as a result of this transaction is expected to be deductible for IRC Sec. 951A GILTI and foreign earnings and profits purposes. The goodwill is not deductible for non-US jurisdictions.
(2)Intangible assets, net comprised of $1.49 billion of customer relationships, with a remaining weighted average life of approximately 20 years, $297 million of indefinite-lived tradenames, and $85 million of other intangibles with a remaining weighted average life of approximately 10 years.
Expenses Related to the Parkland Acquisition
As a result of the Parkland Acquisition, we recognized $67 million of merger-related expenses for the year ended December 31, 2025, which are included in general and administrative expenses in our consolidated statement of operations.
TanQuid Acquisition
On January 16, 2026, the Partnership completed the previously announced acquisition of TanQuid for approximately €465 million (approximately $540 million as of January 16, 2026), including approximately €300 million of assumed debt, less approximately €39 million of cash acquired. TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under the Partnership's Credit Facility. As of the date of this Form 10-K filing, the initial accounting for this business combination is incomplete due to the timing of the close of the acquisition and therefore has not been included herein.
Expenses Related to the TanQuid Acquisition
As a result of the acquisition, Sunoco recognized $3 million of merger-related expenses during the year ended December 31, 2025, which are included in general and administrative expenses in our consolidated statement of operations.
Other Acquisitions
In the first quarter of 2025, Sunoco acquired fuel equipment, motor fuel inventory and supply agreements in two separate transactions for total consideration of approximately $17 million. Aggregate consideration included $12 million in cash and 91,776 newly issued Sunoco Common Units, which had an aggregate acquisition-date fair value of approximately $5 million.

In the second quarter of 2025, Sunoco acquired a total of 151 fuel distribution consignment sites in three separate transactions for total consideration of approximately $105 million, plus working capital. Aggregate consideration included $92 million in cash and 251,646 newly issued Sunoco Common Units which had an aggregate acquisition-date fair value of approximately $13 million.
In the third quarter of 2025, Sunoco acquired approximately 70 fuel distribution consignment sites and 100 supply agreements in five separate transactions for total cash consideration of approximately $85 million, plus working capital.
In the fourth quarter of 2025, Sunoco acquired a total of 27 fuel distribution consignment sites and 36 dealer sites, as well as commercial customers, in four separate transactions for total cash consideration of approximately $64 million, plus working capital.
These transactions were accounted for as asset acquisitions, and the purchase price was primarily allocated to inventories, property, plant and equipment and other non-current assets.
2024 Acquisitions
NuStar Acquisition
On May 3, 2024, Sunoco completed the acquisition of 100% of the common units of NuStar. Under the terms of the agreement, NuStar common unitholders received 0.400 Sunoco common units for each NuStar common unit. In connection with the acquisition, Sunoco issued approximately 51.5 million common units, which had a fair value of approximately $2.85 billion, assumed debt totaling approximately $3.5 billion, including approximately $56 million of lease related financing obligations, and assumed preferred units with a fair value of approximately $800 million. NuStar has approximately 9,500 miles of pipeline and 63 terminal and storage facilities that store and distribute crude oil, refined products, renewable fuels, ammonia and specialty liquids. The acquisition is expected to diversify the Partnership’s business, increase scale and provide vertical integration, as well as improving the Partnership’s credit profile and enhancing growth.
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

The following table summarizes the allocation of the purchase price among assets acquired and liabilities assumed:

As of May 3, 2024
Total current assets	$186
Property, plant and equipment	6,958
Operating lease right-of-use assets, net	136
Goodwill (1)	16
Intangible assets, net (2)	195
Other non-current assets	127
Total assets	7,618

Total current liabilities	245
Long-term debt, less current maturities (3)	3,500
Operating lease non-current liabilities	136
Deferred tax liabilities	4
Other non-current liabilities	82
Total liabilities	3,967

Preferred units (3)	801

Total consideration	2,850
Cash acquired	27
Total consideration, net of cash acquired	$2,823
(1)Goodwill primarily represents expected commercial and operational synergies. None of the goodwill recorded as a result of this transaction is deductible for tax purposes. Goodwill of $16 million relates to Sunoco’s Fuel Distribution segment.
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
Expenses Related to the NuStar Acquisition
As a result of the acquisition, Sunoco recognized $103 million of merger-related expenses during the year ended December 31, 2024, which are included in general and administrative expenses in our consolidated statement of operations.

Zenith European Terminals Acquisition
On March 13, 2024, Sunoco completed the acquisition of liquid fuels terminals in Amsterdam, Netherlands and Bantry Bay, Ireland from Zenith Energy for €170 million ($185 million), including working capital. The acquisition is expected to supply optimization for the Partnership’s existing East Coast business and continues its focus on growing its portfolio of stable midstream income. The acquisition was recorded using the acquisition method of accounting which requires, among other things, that assets and liabilities assumed be recognized on the balance sheet at their estimated fair values as of the date of acquisition. Management, with the assistance of a third-party valuation specialist, determined the fair value of assets and liabilities as of the date of the acquisition. Determining the fair value involves the use of management's judgment as well as the use of significant estimates and assumptions. The following table summarizes the allocation of the purchase price among assets acquired and liabilities assumed:

As of March 13, 2024
Other current assets	$6
Property, plant and equipment	204
Other non-current assets	36
Deferred tax assets	6
Current liabilities	(14)
Deferred tax liabilities	(4)
Other non-current liabilities	(43)
Net assets	191
Bargain purchase gain	(6)
Total cash consideration, net of cash acquired	$185
Zenith European terminals revenue and net income since the acquisition date to December 31, 2024 included in our consolidated statement of operations were $43 million and $8 million, respectively.
Other Acquisition
On August 30, 2024, Sunoco acquired a terminal in Portland, Maine for approximately $24 million, including working capital. The purchase price was primarily allocated to property, plant and equipment.
West Texas Sale
On April 16, 2024, Sunoco completed the sale of 204 convenience stores located in West Texas, New Mexico and Oklahoma to 7-Eleven, Inc. for approximately $1.0 billion, including customary adjustments for fuel and merchandise inventory. As part of the sale, Sunoco also amended its existing take-or-pay fuel supply agreement with 7-Eleven, Inc. to incorporate additional fuel gross profit. As a result of the sale, the Partnership recorded a $586 million gain ($442 million net of tax).
ET-S Permian
Effective July 1, 2024, Sunoco and Energy Transfer formed ET-S Permian, a joint venture combining their respective crude oil and produced water gathering assets in the Permian Basin. Pursuant to the contribution agreement by and among the Partnership, Sun Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC dated July 14, 2024, in a cashless transaction, Sunoco contributed all of its Permian crude oil gathering assets and operations to ET-S Permian. Energy Transfer contributed its Permian crude oil and produced water gathering assets and operations to ET-S Permian. Energy Transfer’s long-haul crude pipeline network that provides transportation of crude oil out of the Permian Basin to Nederland, Houston and Cushing is excluded from ET-S Permian.
ET-S Permian operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
Sunoco holds a 32.5% interest, with Energy Transfer holding the remaining 67.5% interest in ET-S Permian. Energy Transfer serves as the operator of ET-S Permian.
2023 Acquisition
On May 1, 2023, Sunoco completed the acquisition of 16 refined product terminals located across the East Coast and Midwest from Zenith Energy for approximately $111 million, including working capital. The purchase price was primarily allocated to property, plant and equipment.

Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the year ended December 31, 2025 and 2024 are presented as if the Parkland and NuStar acquisitions and the West Texas Sale had been completed on January 1, 2024.

	Year Ended December 31,
	2025	2024
Revenues	$41,457	$43,696
Net income (loss)	313	(12)
The pro forma consolidated results of operations include adjustments to:
•include the results of Parkland and NuStar for all periods presented;
•include incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting for Parkland and NuStar;
•include incremental interest expense related to financing the transactions;
•include $175 million of expenses representing one-time costs associated with completing the transaction;
•adjust for relative changes in ownership resulting from the acquisition;
•exclude the results from the convenience stores sold in the West Texas Sale; and
•exclude the gain on sale and related tax impact related to the West Texas Sale.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the Parkland Acquisition been made at the beginning of the periods presented or the future results of the combined operations.
Parkland's revenue and net income, excluding intercompany transactions, since the acquisition date to December 31, 2025 included in our consolidated statement of operations were $3.17 billion and $195 million, respectively.
4.Cash And Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Year Ended December 31,
	2025	2024	2023
Accounts receivable, net	$212	$(212)	$34
Accounts receivable from affiliates	—	20	(5)
Inventories, net	(275)	(265)	(182)
Other assets	(30)	43	47
Accounts payable	(255)	357	(101)
Accounts payable to affiliates	129	29	61
Accrued expenses and other current liabilities	(86)	(66)	43
Other non-current liabilities	(76)	(106)	(18)
	$(381)	$(200)	$(121)
Non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2025	2024	2023
Non-cash investing and financing activities and supplemental cash flow information:
Senior notes redeemed and issued in exchange transaction	$3,654	$—	$—
Units issued in connection with acquisitions	4,038	2,850	—
Contribution of assets to ET-S Permian	—	1,159	—
Lease assets obtained in exchange for new lease liabilities	280	3	—
Interest paid	434	339	202

5.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	December 31, 2025	December 31, 2024
Accounts receivable, trade	$1,686	$1,058
Credit card receivables	42	28
Other receivables	286	78
Allowance for expected credit losses	(42)	(2)
Accounts receivable, net	$1,972	$1,162
6.Inventories, net
Fuel inventories included balances stated at the lower of cost or market using the LIFO method. As of December 31, 2025 and 2024, the Partnership’s fuel inventory balance included lower of cost or market reserves of $472 million and $316 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of LIFO fuel inventory. For the years ended December 31, 2025, 2024 and 2023, the Partnership’s cost of sales included unfavorable LIFO inventory adjustments of $156 million, $86 million and $114 million, respectively, which decreased net income.
Inventories, net consisted of the following:

	December 31, 2025	December 31, 2024
Fuel	$2,178	$1,054
Other	205	14
Inventories, net	$2,383	$1,068
The Partnership’s fuel inventories in the Caribbean, which totaled $88 million at December 31, 2025, are stated at the lower of cost or market using the FIFO method. Under this methodology, the cost of fuel sold consists of older acquisition costs, which includes transportation and storage costs.
7.Investments in Unconsolidated Affiliates
Description of Investments
The following is a summary of the Partnership’s significant unconsolidated investments:
J.C. Nolan
Sunoco owns a 50% interest in J.C. Nolan, which provides diesel fuel storage in Midland, Texas with storage capacity of 130,000 barrels and transports diesel fuel from a tank farm in Hebert, Texas to Midland, Texas, on a 500 mile pipeline with a throughput capacity of approximately 36 thousand barrels per day.
ET-S Permian
Sunoco owns a 32.5% interest in ET-S Permian, which operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SARA
Sunoco owns a 29% interest in SARA, which is a refinery based in Martinique with operations to sell refined crude oil in Guadeloupe, French Guiana and Martinique.
Isla
Sunoco owns a 50% interest in Isla, which is comprised of over 200 retail locations alongside an integrated commercial and aviation business in Dominican Republic.

Summary of Balances Related to Unconsolidated Affiliates
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
J.C. Nolan	$121	$123
ET-S Permian	1,161	1,212
SARA	141	—
Isla	171	—
Other	30	—
	$1,624	$1,335
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Year Ended December 31,
	2025	2024	2023
J.C. Nolan	$7	$7	$5
ET-S Permian	134	53	—
SARA	1	—	—
Isla	2	—	—
Other	(1)	—	—
	$143	$60	$5
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for Sunoco’s unconsolidated affiliates: J.C. Nolan, ET-S Permian, SARA and Isla (on a 100% basis), for all periods presented:

	December 31, 2025	December 31, 2024
Current assets	$511	$650
Property, plant and equipment, net	3,912	3,542
Other assets	361	310
Total assets	$4,784	$4,502

Current liabilities	$375	$477
Non-current liabilities	159	49
Equity	4,250	3,976
Total liabilities and equity	$4,784	$4,502

	Year Ended December 31,
	2025	2024	2023
Revenues	$21,022	$8,267	$34
Operating income	444	176	10
Net income	437	176	10

8.Property, Plant and Equipment, net
Components and useful lives of property, plant and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Land and improvements	$2,081	$739
Buildings, equipment and leasehold improvements (1 to 40 years)	4,695	1,315
Pipelines (5 to 65 years)	3,747	3,553
Product storage and related facilities (2 to 40 years)	1,400	891
Right of way (20 to 65 years)	1,728	1,727
Other (1 to 48 years)	727	403
Construction work-in-process	878	286
Total property, plant and equipment	15,256	8,914
Less – Accumulated depreciation	1,848	1,240
Property, plant and equipment, net	$13,408	$7,674
Depreciation expense on property, plant and equipment was $638 million, $326 million and $139 million for the years ended December 31, 2025, 2024 and 2023, respectively.
9.Goodwill and Intangible Assets, net
Goodwill
Goodwill balances and activity for the years ended December 31, 2025 and 2024 consisted of the following:

	Segment
	Fuel Distribution	Pipeline Systems	Terminals	Refinery	Consolidated
	(in millions)
Balance at December 31, 2023	$1,362	$—	$237	$—	$1,599
West Texas Sale	(138)	—	—	—	(138)
NuStar Acquisition	16	—	—	—	16
Balance at December 31, 2024	1,240	—	237	—	1,477
Parkland Acquisition	1,070	38	—	420	1,528
Other	15	—	—	6	21
Balance at December 31, 2025	$2,325	$38	$237	$426	$3,026
The Partnership determines the fair value of our reporting units using the discounted cash flow method, the guideline company method, or a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determines the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimates a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business. The fair value estimates used in the long-lived asset and goodwill tests were primarily based on Level 3 inputs of the fair value hierarchy.
During the fourth quarters of 2025, 2024 and 2023, we performed our annual impairment testing. No goodwill impairment was identified for the reporting units as a result of these tests.

Intangible Assets, net
Gross carrying amounts and accumulated amortization for each major class of intangible assets, excluding goodwill, consisted of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived
Tradenames	$606	$—	$606	$302	$—	$302
Finite-lived
Customer relations including supply agreements	2,241	520	1,721	721	477	244
Other intangibles	93	9	84	8	7	1
Intangible assets, net	$2,940	$529	$2,411	$1,031	$484	$547
During the fourth quarters of 2025, 2024 and 2023, we performed the annual impairment tests on Sunoco’s indefinite-lived intangible assets. No impairments were recorded in 2025, 2024 and 2023.
Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion was $45 million, $37 million and $44 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Customer relations and supply agreements have a remaining weighted average life of approximately 18 years.
As of December 31, 2025, the Partnership’s estimate of amortization for each of the five succeeding fiscal years and thereafter for finite-lived intangibles was as follows:

Amortization
2026	$124
2027	124
2028	124
2029	120
2030	118
Thereafter	1,195
Total	$1,805
10.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Wage and other employee-related accrued expenses	$92	$64
Accrued tax expense	187	152
Accrued insurance	37	39
Accrued interest expense	183	82
Dealer deposits	21	24
Accrued capital expenditures	46	—
Accrued environmental expense	10	7
Contract liabilities	102	17
Other	275	72
Accrued expenses and other current liabilities	$953	$457

11.Debt Obligations
Sunoco’s debt obligations consisted of the following:

	December 31, 2025	December 31, 2024
Credit Facility	$—	$203
5.750% senior notes due 2025	—	600
6.000% senior notes due 2026 (1)	500	500
3.875% CAD senior notes due 2026 (1)(2)	400	—
Parkland 3.875% CAD senior notes due 2026 (1)(3)	37	—
6.000% senior notes due 2027	600	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2027 (2)	499	—
Parkland 5.875% senior notes due 2027 (3)	1	—
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
6.000% CAD senior notes due 2028 (2)	277	—
Parkland 6.000% CAD senior notes due 2028 (3)	14	—
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.375% CAD senior notes due 2029 (2)	397	—
Parkland 4.375% CAD senior notes due 2029 (3)	40	—
4.500% senior notes due 2029 (2)	790	—
Parkland 4.500% senior notes due 2029 (3)	10	—
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
4.625% senior notes due 2030 (2)	798	—
Parkland 4.625% senior notes due 2030 (3)	2	—
5.625% senior notes due 2031	1,000	—
7.250% senior notes due 2032	750	750
6.625% senior notes due 2032 (2)	493	—
Parkland 6.625% senior notes due 2032 (3)	7	—
6.250% senior notes due 2033	1,000	—
5.875% senior notes due 2034	900	—
GoZone Bonds	322	322
Lease-related financing obligations and other subsidiary debt	233	132
Net unamortized premiums, discounts and fair value adjustments	2	16
Deferred debt issuance costs	(83)	(37)
Total debt	13,389	7,486
Less: current maturities	17	2
Total long-term debt, net	$13,372	$7,484
(1)As of December 31, 2025, $937 million aggregate principal amount of senior notes due before December 31, 2026 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)These senior notes, totaling $3.65 billion as of December 31, 2025, were assumed and exchanged by the Partnership in connection with the closing of the Parkland Acquisition. For additional information, see “Parkland Senior Note Exchange” below.
(3)These senior notes, totaling $111 million as of December 31, 2025, represent the aggregate principal amounts not tendered in the private exchange offers and remain outstanding obligations of Parkland. For additional information, see “Parkland Senior Note Exchange” below.

At December 31, 2025, scheduled future debt maturities were as follows:

2026	$954
2027	1,661
2028	1,202
2029	2,797
2030	2,206
Thereafter	4,650
Total	$13,470
Recent Financing Transactions
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
Parkland Senior Note Exchange
In October 2025, in connection with the Parkland Acquisition, the Partnership commenced a private offering to exchange up to C$1.60 billion Canadian dollar denominated notes issued by Parkland (collectively, the “PKI CAD Notes”) and up to $2.60 billion U.S. dollar denominated notes issued by Parkland (collectively, the “PKI USD Notes”) for new notes issued by the Partnership. The exchange offer closed on November 7, 2025 with approximately C$1.47 billion of the PKI CAD Notes and approximately $2.58 billion of the PKI USD Notes being validly tendered and not validly withdrawn.
Description of Debt Obligations
Sunoco Senior Notes
The terms of each tranche of Sunoco Senior Notes are governed by indentures among the Partnership and Sunoco Finance Corp. (together, the “Issuers”), and certain other subsidiaries of the Partnership and U.S. Bank National Association, as trustee. The Sunoco Senior Notes are senior obligations of the Issuers and are guaranteed by all of the Partnership’s existing subsidiaries and certain of its future subsidiaries. The Sunoco Senior Notes and guarantees are unsecured and rank equally with all of the Issuers’ and each Guarantor’s existing and future senior obligations. The Sunoco Senior Notes and guarantees are effectively subordinated to the Issuers’ and each Guarantor’s secured obligations, including obligations under the Partnership’s Credit Facility (as defined below), to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of the Partnership’s subsidiaries that do not guarantee the Sunoco Senior Notes.
Energy Transfer guarantees collection to the Issuers with respect to the payment of the principal amount of the 5.875% senior notes due 2028. Energy Transfer is not subject to any of the covenants under the Indenture.
Credit Facility
The Partnership's $2.50 billion Credit Facility matures on June 17, 2030, which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon Sunoco’s written request, subject to certain conditions, up to an aggregate amount of $3.50 billion. As of December 31, 2025, Sunoco had no outstanding borrowings on the Credit Facility and $26 million in standby letters of credit were outstanding. The unused availability on the Credit Facility as of December 31, 2025 was $2.47 billion. The weighted average interest rate on the total amount outstanding as of

December 31, 2025 was 6.38%. The Partnership was in compliance with all financial covenants as of December 31, 2025. The Partnership’s net leverage ratio was 4.03 to 1.00 at December 31, 2025.
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
On May 16, 2025, the Credit Facility was amended, effective as of the Parkland Acquisition closing date, to, among other things, (i) increase the letter of credit sublimit from $100 million to $250 million, (ii) exclude Parkland and its subsidiaries from any requirement to provide a guarantee of the Obligations (as defined in the Sunoco Credit Agreement) to the extent (x) such guarantee would not be permitted under any existing indebtedness of Parkland and its subsidiaries that remains outstanding after the Parkland Acquisition closing date or (y) such guarantee, if provided by a domestic subsidiary that is a direct or indirect subsidiary of a foreign subsidiary, could reasonably be expected to have material adverse tax consequences and (iii) permit the Partnership or any of its subsidiaries to incur (x) Parkland Acquisition bridge debt in an aggregate principal amount not to exceed $2.65 billion and (y) Parkland backstop bridge debt in an aggregate principal amount not to exceed $3.40 billion less reductions to such maximum amount as set forth in the Sunoco Credit Agreement.
On June 17, 2025, the Credit Facility was amended to, among other things, (i) extend the maturity date of the revolving credit facility from May 3, 2029 to June 17, 2030, (ii) increase the aggregate principal amount of the revolving loan commitments from $1.50 billion to approximately $2.50 billion, upon closing of the Parkland Acquisition, (iii) increase the swingline sublimit on and after the Parkland Acquisition closing from $100 million to $500 million, of which $250 million will be dedicated to swingline borrowings in Canadian Dollars and $250 million will be dedicated to swingline borrowings in U.S. Dollars, and (iv) add the ability to borrow revolving loans in Canadian Dollars.
On August 8, 2025, the Credit Facility was amended to, among other things, provide for up to $2.00 billion of cash that has been reserved by the Partnership to fund a portion of the cash consideration for the Parkland Acquisition to be netted in calculating the Net Leverage Ratio (as defined in the Sunoco Credit Agreement) for purposes of the financial maintenance covenant.
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
On November 25, 2025, the Credit Facility was amended to increase the aggregate principal amount of the revolving loan commitments from approximately $2.46 billion to $2.50 billion.
NuStar Logistics Senior Notes
NuStar Logistics is the issuer of $2.25 billion of senior notes, including 5.750% senior notes due 2025, 6.000% senior notes due 2026, 5.625% senior notes due 2027 and 6.375% senior notes due 2030 (collectively, the “NuStar Logistics Senior Notes”).

Subsequent to the closing of the NuStar Acquisition, the indentures related to the Partnership’s senior notes (“Sunoco Senior Notes”) and the indentures related to NuStar Logistics’ Senior Notes were amended to add certain subsidiaries as guarantors. Consequently, Sunoco and NuStar Logistics are each a guarantor of the other’s senior notes, along with other subsidiary guarantors of each.
The NuStar Logistics Senior Notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the NuStar Logistics Senior Notes. In addition, the NuStar Logistics Senior Notes limit the ability of NuStar Logistics and its subsidiaries to, among other things, incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. At the option of NuStar Logistics, the NuStar Logistics Senior Notes may be redeemed in whole or in part at any time at a redemption price, plus accrued and unpaid interest to the redemption date. If Sunoco undergoes a change of control that is followed by a ratings decline that occurs within 60 days of the change of control, each holder of the applicable senior notes may require Sunoco to repurchase all or a portion of its notes at a price equal to 101% of the principal amount of the notes repurchased, plus any accrued and unpaid interest to the date of repurchase.
GoZone Bonds
NuStar Logistics’ obligations include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”).
As reflected in the table below, the holders of the Series 2008, Series 2010B and Series 2011 GoZone Bonds are required to tender their bonds at the applicable mandatory purchase date in exchange for 100% of the principal plus accrued and unpaid interest, after which these bonds may be remarketed with a new interest rate established. Each of the Series 2010 and Series 2010A GoZone Bonds is subject to redemption on or after June 1, 2030 by the Parish of St. James, at Sunoco’s option, in whole or in part, at a redemption price of 100% of the principal amount to be redeemed plus accrued and unpaid interest. Interest on the GoZone Bonds is payable semi-annually on June 1 and December 1 of each year.
The following table summarizes the GoZone Bonds outstanding as of December 31, 2025:

Series	Date Issued	Amount Outstanding	Interest Rate	Mandatory Purchase Date	Optional Redemption Date	Maturity Date
Series 2008	June 26, 2008	$56	6.10%	June 1, 2030	n/a	June 1, 2038
Series 2010	July 15, 2010	100	6.35%	n/a	June 1, 2030	July 1, 2040
Series 2010A	October 7, 2010	43	6.35%	n/a	June 1, 2030	October 1, 2040
Series 2010B	December 29, 2010	48	6.10%	June 1, 2030	n/a	December 1, 2040
Series 2011	October 1, 2025	75	3.70%	June 1, 2030	n/a	August 1, 2041
During 2025, the Partnership completed the remarketing of $75 million principal amount of Series 2011 GoZone Bonds, which were previously repurchased on the mandatory purchase date of June 1, 2025 but were not remarketed at that time. The remarketed bonds were issued on October 1, 2025 and have a 3.70% interest rate, a mandatory purchase date of June 1, 2030, and a maturity of August 1, 2041.
NuStar Logistics’ agreements with the Parish of St. James related to the GoZone Bonds contain: (i) customary restrictive covenants that limit the ability of NuStar Logistics and its subsidiaries to, among other things, create liens, enter into certain sale leaseback transactions, and engage in certain consolidations, mergers or asset sales; and (ii) a repurchase provision which provides that if Sunoco undergoes a change of control that is followed by a ratings decline that occurs within 60 days of the change of control, then each holder may require the trustee, with funds provided by NuStar Logistics, to repurchase all or a portion of that holder’s GoZone Bonds at a price equal to 101% of the aggregate principal amount repurchased, plus any accrued and unpaid interest. The Partnership and certain of its subsidiaries are guarantors to the agreements related to the GoZone Bonds.
Parkland Senior Notes
Parkland’s senior notes are unsecured obligations guaranteed by Parkland's subsidiaries and contain covenants that limit Parkland's ability to incur additional debt, make certain restricted payments and investments, create liens, enter into transactions with affiliates, and consolidate, merge, transfer or sell all or substantially all of its property and assets. Interest on the Parkland senior notes is paid semi-annually.
Receivables Financing Agreement
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of December 31, 2025, this facility had no outstanding borrowings.

Lease-Related Financing Obligations
Southside Oil, LLC, a subsidiary of the Partnership, is a party to a sale leaseback transaction that did not meet the criteria for sale leaseback accounting. This transaction was accounted for as a financing arrangement over the course of the lease agreement. The obligations mature in varying dates through 2058, require monthly interest and principal payments, and bear interest at 11.865%. As of December 31, 2025 and 2024, the balance of the sale leaseback financing obligation were $145 million and $85 million, respectively.
Lease-related financing obligations also include finance lease obligations of $87 million and $47 million as of December 31, 2025 and 2024, respectively. See further discussion in Note 16.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of Sunoco’s consolidated debt obligations as of December 31, 2025 were $13.52 billion and $13.39 billion, respectively. As of December 31, 2024, the aggregate fair value and carrying amount of Sunoco’s consolidated debt obligations were $7.45 billion and $7.49 billion, respectively. The fair value of Sunoco’s consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
12.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Asset retirement obligations	$254	$84
Accrued environmental expense, long-term	158	21
Other	100	53
Other non-current liabilities	$512	$158
We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. Changes in the carrying amount of asset retirement obligations for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$84	$84
Parkland Acquisition	166	—
Liabilities incurred	—	4
Liabilities settled	(3)	(8)
Accretion expense	7	4
Balance at end of year	$254	$84
13.Related Party Transactions
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
Summary of Related Party Transactions
Related party transactions for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Motor fuel sales to affiliates	$24	$28	$42
Bulk fuel purchases from affiliates	1,249	1,463	1,661
Expense reimbursement	43	35	34

Significant affiliate balances included on our consolidated balance sheets were as follows:
•Accounts payable to affiliates were $331 million and $199 million as of December 31, 2025 and 2024, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $78 million and $82 million at December 31, 2025 and 2024, respectively, which were related to treasury services agreements with Energy Transfer.
14.Revenue
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
Revenues from our Terminals segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues) and throughput agreements, under which a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees. Additionally, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment. We recognized lease revenues from these leases of $47 million and $31 million for the years ended December 31, 2025 and 2024, respectively, which are included in "Service revenue" in our consolidated statements of operations.
Revenues from our Refinery segment are derived from refined products, generated environmental compliance credits and excess crude oil sales are recognized when delivered and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any sales taxes billed to customers where applicable. Shipping and handling costs incurred are reported in cost of sales.
The following table depicts the disaggregation of revenue:

	Year Ended December 31,
	2025	2024	2023
Fuel	$23,290	$21,362	$22,520
Non-fuel	442	294	284
Lease income	130	125	151
Pipeline throughput	660	457	—
Terminal throughput	117	102	61
Refinery throughput	177	—	—
Other	385	353	52
Total revenues	$25,201	$22,693	$23,068

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
The balances of the Partnership’s contract assets and contract liabilities as of December 31, 2025, 2024 and 2023 were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Contract assets	$480	$288	$256
Accounts receivable from contracts with customers	1,686	1,084	809
Contract liabilities	125	39	—
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2023	$—
NuStar Acquisition	78
Zenith European terminals acquisition	3
ET-S Permian	(29)
Other additions	26
Revenue recognized	(39)
Balance, December 31, 2024	39
Parkland Acquisition	84
Other additions	40
Revenue recognized	(38)
Balance, December 31, 2025	$125
Costs to Obtain or Fulfill a Contract
The Partnership recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets on our consolidated balance sheets and are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization on these capitalized costs that the Partnership recognized in the years ended December 31, 2025, 2024 and 2023 was $41 million, $35 million and $29 million, respectively.
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
The Partnership is party to a 15-year take-or-pay fuel supply agreement with 7-Eleven, Inc. and SEI Fuel Services, Inc. (collectively, the “Distributor”) in which the Distributor is required to purchase a volume of fuel that provides the Partnership a minimum amount of gross profit annually. We expect to recognize this revenue in accordance with the contract as we transfer control of the product to the customer. However, in case of an annual shortfall we will recognize the amount payable by the Distributor at the sooner of the time at which the Distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations. 7-Eleven, Inc. accounted for approximately 13%, 18% and 20% of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of December 31, 2025.

Remaining Performance Obligations
2026	$336
2027	195
2028	161
2029	114
2030	100
Thereafter	239
Total	$1,145
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

15.Commitments and Contingencies
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
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems and terminals. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2025, our coverage was $15 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $168 million and $28 million as of December 31, 2025 and 2024, respectively, which are classified as accrued expenses and other current liabilities and other non-current liabilities.
New York Motor Fuel Excise Tax Audit
New York State issued a motor fuel excise tax assessment to Sunoco, LLC, a wholly owned subsidiary of the Partnership, in the amount of approximately $20 million, exclusive of penalties and interest, for the periods of March 2017 through May 2020. Sunoco, LLC filed an appeal with the New York State Division of Tax Appeals challenging the assessment. Sunoco, LLC cannot predict the outcome of this matter at this time.
16.Lease Accounting
Lessee Accounting
The Partnership leases retail stores, other property, plant and equipment under non-cancellable operating leases whose initial terms are typically five to 15 years, with options that permit renewals for additional periods. At the inception of each, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify leased assets as operating or finance under Topic 842. The Partnership has elected not to record any leases with terms of 12 months or less on our consolidated balance sheets.
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
Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 10 years or greater. The exercise of lease renewal options is typically at our discretion. Additionally, many leases contain early termination clauses, however early termination typically requires the agreement of both parties to the lease. At lease inception, all renewal options reasonably certain to be exercised are considered when determining the lease term. At this time, the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term.
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
The components of lease expense consisted of the following:

		Year Ended December 31,
Lease cost	Classification	2025	2024
Operating lease costs:
Operating lease cost	Lease expense	$96	$50
Finance lease costs:
Amortization of leased assets	Depreciation, amortization and accretion	4	1
Interest on lease liabilities	Interest expense	3	2
Short-term lease cost	Lease expense	7	4
Variable lease cost	Lease expense	11	18
Sublease income	Lease income	(35)	(45)
Net lease cost		$86	$30

Lease term and discount rate	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	16	19
Finance leases	11	18
Weighted average discount rate (%)
Operating leases	6%	6%
Finance leases	5%	6%

	Year Ended December 31,
Other information	2025	2024
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(92)	$(49)
Operating cash flows from finance leases	(4)	(1)
Financing cash flows from finance leases	(1)	(1)
Leased assets obtained in exchange for new finance lease liabilities	1	—
Leased assets obtained in exchange for new operating lease liabilities	279	3

Maturities of lease liabilities as of December 31, 2025 were as follows:

	Operating leases	Finance leases	Total
2026	$240	$16	$256
2027	196	15	211
2028	171	15	186
2029	149	12	161
2030	138	6	144
Thereafter	1,445	53	1,498
Total lease payments	2,339	117	2,456
Less: interest	873	30	903
Present value of lease liabilities	$1,466	$87	$1,553

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
Minimum future lease payments receivable as of December 31, 2025 were as follows:

2026	$154
2027	124
2028	98
2029	78
2030	68
Thereafter	369
Total undiscounted cash flows	$891
The balances of property, plant and equipment that are being leased to third parties were as follows:

	December 31, 2025	December 31, 2024
Land and improvements	$698	$513
Buildings, equipment and leasehold improvements	1,045	556
Pipelines	377	217
Product storage and related facilities	410	283
Right of way	105	—
Other	81	39
Construction work-in-process	54	64
Total property, plant and equipment	2,770	1,672
Less: Accumulated depreciation	(829)	(449)
Property, plant and equipment, net	$1,941	$1,223
17.Interest Expense, net
Components of net interest expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$535	$380	$212
Amortization of deferred financing fees	27	24	8
Interest income	(21)	(13)	(3)
Interest expense, net	$541	$391	$217

18.Income Tax Expense
As a partnership, we are generally not subject to federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.
The Partnership’s income before income tax expense by geographic area were as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$397	$1,040	$430
Foreign	192	9	—
Total	$589	$1,049	$430
The components of the federal and state income tax expense (benefit) of our taxable subsidiaries were summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$18	$152	$16
State	(1)	37	7
Foreign	7	—	—
Total current income tax expense	24	189	23
Deferred:
Federal	22	(19)	9
State	(8)	5	4
Foreign	24	—	—
Total deferred tax expense (benefit)	38	(14)	13
Income tax expense	$62	$175	$36
Our effective tax rate differs from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. A reconciliation of income tax expense at the U.S. federal statutory rate to net income tax expense is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax expense at United States statutory rate	$124	21.00%	$220	21.00%	$90	21.00%
Increase (reduction) in income taxes resulting from:
Non-taxable Partnership earnings	(67)	(11.40)	(84)	(8.04)	(64)	(14.85)
State and local income tax, net of federal income tax effect (1)	4	0.66	33	3.11	9	2.11
Foreign tax effects	(4)	(0.68)	—	—	—	—
Effect of cross-border tax laws - subpart F income inclusion	6	1.06	—	—	—	—
Changes in unrecognized tax benefits - state apportionment positions	(10)	(1.67)	1	0.07	1	0.15
Other:
Deferred tax remeasurement	15	2.64	—	—	—	—
Discount on purchased tax credits	(4)	(0.64)	—	—	—	—
Interest on federal refund	(5)	(0.93)	—	—	—	—
Other adjustments	3	0.56	5	0.48	—	—
Income tax expense	$62	10.60%	$175	16.62%	$36	8.41%
(1)State taxes that made up the majority (greater than 50 percent) of the tax effect in this category were Pennsylvania in 2025, New Jersey, Pennsylvania and New York in 2024, and Pennsylvania, Hawaii and New Jersey in 2023.
The One Big Beautiful Bill Act (“OBBBA”), enacted in July 2025, is expected to impact the Partnership primarily through the ability to take higher tax depreciation deductions via 100% expensing on eligible property and higher interest expense deductions via more favorable interest expense limitation calculations. We will continue to monitor regulatory guidance and interpretations, which could have a material impact on our financials condition and results of operations.

Cash paid for taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for income taxes, net of refunds (excluding federal tax credits purchased from non-governmental third parties)
Federal	$(68)	$105	$21
State
Pennsylvania	2	7	2
New Jersey	2	12	3
Other	3	11	3
Foreign
Canada	62	—	—
Other	2	—	—
Total	$3	$135	$29

Cash paid for federal tax credits purchased from non-governmental third parties	$41	$47	$—

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The principal components of deferred tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Net operating losses, credits and other carryforwards	$233	$16
Other	45	18
Total deferred income tax assets	278	34
Valuation allowance	(62)	—
Net deferred income tax assets	216	34

Deferred income tax liabilities:
Property, plant and equipment	846	49
Trademarks and other intangibles	239	82
Investments in affiliates	54	53
Other	38	1
Total deferred tax liabilities	1,177	185
Net deferred income tax liabilities	$961	$151
The completion of the Parkland transaction significantly increased the deferred tax assets (liabilities). The table below provides a rollforward of the net deferred income tax liability as follows:

	December 31, 2025	December 31, 2024
Net deferred income tax liability, beginning of year	$(151)	$(166)
Acquired via Parkland Acquisition	(755)	—
Acquired via NuStar Acquisition	—	(3)
Tax accrual	(55)	18
Net deferred income tax liability, end of year	$(961)	$(151)
As of December 31, 2025, Sunoco Retail had federal NOL carryforwards of $287 million, that may be carried forward indefinitely. Of this amount, $206 million is subject to limitations under IRC §382 (ownership-change limitation) and $35 million is limited under Separate Return Limitation Year (“SRLY”) rules. Although these federal NOLs are expected to be fully utilized, the amount utilized in a particular year may be limited. Sunoco Retail's foreign subsidiaries had NOL carryforwards of $425 million, of which, $279 million expire between 2026 and 2045. Our corporate subsidiaries have state NOL carryforward benefits of $6 million, net of federal tax, with some expiring between 2026 and 2044 and others carried forward indefinitely. Our corporate subsidiaries have cumulative excess business interest expense carryforwards of $159 million available for indefinite carryforward, all of which is limited under IRC §382. Although the excess business interest expense carryforwards are expected to be fully utilized, the amount utilized in a particular year may be limited. For the year ended December 31, 2025, the net change in the total valuation allowances was an increase of $62 million, and for the year ended December 31, 2024, there was no net change. Valuation allowances totaling $52 million and $10 million are attributable to foreign and federal NOLs, respectively.
The following table sets forth the changes in unrecognized tax benefits:

	December 31, 2025	December 31, 2024
Balance at beginning of year	$11	$11
Reduction attributable to tax positions taken in prior years	(8)	—
Balance at end of year	$3	$11
As of December 31, 2025, we had $3 million ($2 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate. During 2025, the Partnership recognized an $8 million tax benefit associated with certain prior tax positions that previously did not meet the criteria for recognition in the Partnership's consolidated financial statements.
We accrue interest and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2025, we recognized interest and penalties of $3 million. At December 31, 2025, we had interest and penalties accrued of $1 million, net of taxes.
The IRS closed its audit of a 2018 income tax refund claim filed by a wholly owned subsidiary of Sunoco with no change. In general, Sunoco and its U.S. subsidiaries are no longer subject to examination by the IRS and most state jurisdictions for the 2020 and prior tax years. Sunoco’s non-U.S. subsidiaries may be subject to examination in their local taxing jurisdictions for periods ranging from 3 to 12 years from the date the tax return is filed.
19.Partners’ Capital
As of December 31, 2025, Energy Transfer and its subsidiaries owned 28,463,967 common units, which constitutes a 13.9% limited partner interest in the Partnership. As of December 31, 2025, our wholly owned consolidated subsidiaries owned 16,410,780 Class C units representing limited partner interests in the Partnership (the “Class C Units”). In connection with the Parkland Acquisition, Sunoco issued to SunocoCorp 51,517,198 Class D units which are economically equivalent to Sunoco’s publicly traded common units (the “Class D Units”). As of December 31, 2025 the public owned 108,402,887 common units.
Common Units
Common unit activity for the years ended December 31, 2025 and 2024 was as follows:

Number of Units
Number of common units at December 31, 2023	84,408,014
Phantom unit vesting	277,421
NuStar Acquisition	51,543,100
Number of common units at December 31, 2024	136,228,535
Phantom unit vesting	294,897
Units issued in acquisitions	343,422
Number of common units at December 31, 2025	136,866,854
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

The calculation of net income allocated to common unitholders was as follows:

	Year Ended December 31,
	2025	2024	2023
Attributable to Common Units
Distributions declared	$548	$478	$284
Distributions (in excess of) less than net income	(235)	238	27
Common unitholders’ interest in net income	$313	$716	$311
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
Class D Units
The Partnership has outstanding an aggregate of 51,517,198 Class D Units, all of which are held by SunocoCorp.
Class D Units (i) except as required by law and in addition to the voting rights established in the Partnership Agreement, are entitled to vote; (ii) shall represent limited partnership interests and common unit interests in the Partnership and shall be economically equivalent to other Partnership common units and no distribution may be made in respect of the Partnership’s common units unless an equal distribution is simultaneously made on the Class D Units; and (iii) provide dividend equalization rights for the period beginning on October 31, 2025 and ending December 31, 2027 (the “Equalization Period”), the Partnership shall ensure that SunocoCorp shall have cash necessary and sufficient to pay distributions on each SunocoCorp common unit for each quarter during the Equalization Period in an amount equal to 100% of the distributions paid by the Partnership on each Sunoco common unit during such quarter.
Preferred Units
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
Distributions on the Series A Preferred Units will be cumulative from the date of original issuance and will be payable semi-annually in arrears commencing on March 18, 2026, when, as, and if declared by Sunoco GP LLC out of legally available funds for such purpose. An initial distribution on the Series A Preferred Units will be paid on March 18, 2026 in an amount equal to approximately $39.38 per Series A Preferred Unit.
Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between Sunoco’s common unitholders and the holder of Sunoco IDRs based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of our IDR holder and the common unitholders in any available cash from operating surplus it distributes up to and including the corresponding amount in the column “total quarterly distribution per common unit target amount.” The percentage interests shown for Sunoco’s common unitholders and Sunoco’s IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. Energy Transfer currently owns Sunoco’s IDRs.

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
Cash distributions paid or to be paid with respect to Sunoco common units and Class D Units were as follows:

			Limited Partners
Period Ended	Record Date	Payment Date	Per Unit Distribution	Distributions on Common Units	Distributions on Class D Units	Distribution to IDR Holders
December 31, 2022	February 7, 2023	February 21, 2023	$0.8255	$69	$—	$18
March 31, 2023	May 8, 2023	May 22, 2023	0.8420	71	—	19
June 30, 2023	August 14, 2023	August 21, 2023	0.8420	71	—	19
September 30, 2023	October 30, 2023	November 20, 2023	0.8420	71	—	19
December 31, 2023	February 7, 2024	February 20, 2024	0.8420	71	—	19
March 31, 2024	May 13, 2024	May 20, 2024	0.8756	119	—	36
June 30, 2024	August 9, 2024	August 19, 2024	0.8756	119	—	36
September 30, 2024	November 8, 2024	November 19, 2024	0.8756	119	—	36
December 31, 2024	February 7, 2025	February 19, 2025	0.8865	121	—	37
March 31, 2025	May 9, 2025	May 20, 2025	0.8976	122	—	39
June 30, 2025	August 8, 2025	August 19, 2025	0.9088	124	—	41
September 30, 2025	October 30, 2025	November 19, 2025	0.9202	126	—	42
December 31, 2025	February 6, 2026	February 19, 2026	0.9317	128	48	60
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31, 2025	December 31, 2024
Foreign currency translation adjustment	$(6)	$(1)
Actuarial gains related to pensions and other postretirement benefits	—	3
Total accumulated other comprehensive income included in partners’ capital, net of tax	$(6)	$2
20.Employee Benefit Plans
Pension and Other Postretirement Benefits
The NuStar Pension Plan (the “Pension Plan”) was a qualified non-contributory defined benefit pension plan that provided certain eligible NuStar employees with retirement income as calculated under a cash balance formula. Under the cash balance formula, benefits were determined based on age, years of vesting service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service.
NuStar had also maintained an excess pension plan (the “Excess Pension Plan”), which was a nonqualified deferred compensation plan that provided benefits to a select group of management or other highly compensated employees. Neither the Excess Thrift

Plan nor the Excess Pension Plan was intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to the Employee Retirement Income Security Act.
The Pension Plan and Excess Pension Plan were collectively referred to as the “Pension Plans” in the tables and discussion below. Other postretirement benefit plans included NuStar’s contributory medical benefits plan for U.S. employees who retired prior to April 1, 2014 and, for employees who retired on or after April 1, 2014, a partial reimbursement for eligible third-party health care premiums. We used December 31 as the measurement date for Sunoco’s pension and other postretirement plans.
Sunoco made no contributions to the Pension Plans subsequent to the NuStar Acquisition, and the Pension Plan was terminated on November 30, 2024.
The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in the consolidated balance sheets for Sunoco’s Pension Plans and other postretirement benefit plans as of December 31, 2025 were as follows:

	December 31, 2025		December 31, 2024
	Pension Plans	Other Postretirement Benefit Plans	Pension Plans	Other Postretirement Benefit Plans
Change in benefit obligation:
Benefit obligation at beginning of period	$137	$1	$—	$—
NuStar Acquisition	—	—	152	12
Service cost	—	—	1	—
Interest cost	3	—	5	1
Plan amendments	—	—	—	(11)
Benefits paid, net	(136)	—	(36)	—
Actuarial (gain) loss and other	(4)	—	15	(1)
Benefit obligation at end of period	—	1	137	1

Change in plan assets:
Fair value of plan assets at beginning of period	$160	$—	$—	$—
NuStar Acquisition	—	—	178	—
Actual return on plan assets	2	—	12	—
Employer contributions	1	—	5	—
Benefits paid, net	(136)	—	(35)	—
Fair value of plan assets at end of period	27	—	160	—

Amount (overfunded) underfunded at end of period	$(27)	$1	$(23)	$1

Amounts recognized in the consolidated balance sheets consist of:
Current assets	$27	$—	$—	$—
Non-current assets	—	—	24	—
Current liabilities	—	—	(1)	(1)
Non-current liabilities	—	(1)	—	—
	$27	$(1)	$23	$(1)

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial loss	$—	$—	$(9)	$—
Prior service credit	—	—	—	11
	$—	$—	$(9)	$11
In 2024, the actuarial loss related to the benefit obligation for Sunoco’s pension plans was primarily attributable to the termination of the Pension Plan. The fair value of Sunoco’s plan assets is affected by the return on plan assets resulting primarily from the performance of equity and bond markets during the period.
21.Unit-Based Compensation
Sunoco Phantom Units. The Partnership has issued phantom units to its employees and non-employee directors, which vest 60% after three years and 40% after five years. Phantom units have the right to receive distributions prior to vesting. The fair value of these units is the market price of Sunoco’s common units on the grant date, and is amortized over the five-year vesting period using the straight-line method. Unit-based compensation expense related to the Partnership included in our consolidated statements of operations and comprehensive income was $19 million, $17 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of phantom units vested for the years ended December 31, 2025, 2024 and 2023, was $16 million, $14 million and $16 million, respectively, based on the market price of Sunoco’s common units as of the vesting date. Unrecognized compensation expenses related to our unvested phantom units totaled $68 million as of December 31, 2025, which are expected to be recognized over a weighted average period of 3.17 years.
Phantom unit award activity for the year ended December 31, 2025 consisted of the following:

	Number of Phantom Common Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	1,542,700	$46.83
Granted	730,078	54.79
Vested	(442,386)	36.60
Forfeited	(59,020)	48.22
Outstanding at December 31, 2025	1,771,372	$52.49
Sunoco Cash Restricted Units. Beginning in 2024, the Partnership also granted cash restricted units, which vest through three years of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one Sunoco common unit upon vesting. For the years ended December 31, 2025 and 2024, the Partnership granted a total of 217,432 and 134,225 cash restricted units, respectively. As of December 31, 2025, the Partnership had outstanding grants of cash restricted units totaling 303,179.
SunocoCorp Long-Term Incentive Plan
SunocoCorp has established a long-term incentive plan, under which equity awards have been granted to its non-employee directors, as well as certain of the Partnership’s international employees. Compensation expense associated with grants to Partnership employees will be recognized by the Partnership over the vesting period.
SunocoCorp Phantom Units. As of December 31, 2025, SunocoCorp had granted 183,813 phantom units, which have similar vesting provisions to those issued by the Partnership, as discussed above. The fair value of these units is the market price of SunocoCorp common units on the grant date, and is amortized over the vesting period using the straight-line method. Total unrecognized compensation expenses related to SunocoCorp unvested phantom units totaled $9 million as of December 31, 2025, which are expected to be recognized over a weighted average period of 3.8 years. The fair value of unvested phantom units outstanding as of December 31, 2025 totaled $9 million.
Phantom unit award activity for the year ended December 31, 2025 consisted of the following:

	Number of Phantom Common Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	—	$—
Granted	183,813	51.24
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2025	183,813	$51.24
Cash Restricted Units. In December 2025, SunocoCorp issued 61,171 cash restricted units under its long-term incentive plan to the Partnership’s international employees who contributed to the Partnership’s international operations. The compensation expense associated with these awards will be recognized by the Partnership over the vesting period of three years.
22.Segment Reporting
Description of Segments
Our consolidated financial statements reflect four reportable segments: Fuel Distribution, Pipeline Systems, Terminals, and Refinery.
Fuel Distribution. Our Fuel Distribution segment supplies motor fuel to independently-operated dealer stations, distributors, commission agents and other consumers. Also included in our Fuel Distribution segment is lease income from properties that we lease or sublease, as well as the Partnership’s credit card services, franchise royalties and retail operations in North America and the Greater Caribbean.

Pipeline Systems. Our Pipeline Systems segment includes an integrated pipeline and terminal network comprised of approximately 6,000 miles of refined product pipeline (including the pipeline of J.C. Nolan), approximately 6,000 miles of crude oil pipeline (including the pipelines of ET-S Permian), approximately 2,000 miles of ammonia pipeline and 69 terminals.
Terminals. Our Terminals segment is composed of four transmix processing facilities and 83 terminals (two in Europe, six in Hawaii, nine in Canada, 13 in the Greater Caribbean and 53 in the continental United States).
Refinery. Our Refinery segment is composed of the Burnaby Refinery, which was acquired in the Parkland Acquisition, with an operational capacity of approximately 55,000 barrels per day. The refinery consumes primarily sweet conventional crude oil and sweet synthetic crude oil to produce gasoline, diesel and jet fuel among other products. The refinery meets federal and provincial regulations for lower carbon intensity transportation fuels through a combination of co-processing of bio feedstocks (i.e. canola oil, tallow, tall oil and others) and blending of low-carbon intensity fuels such as bio-diesel, renewable diesel, ethanol and others. Fuel from the refinery is sold primarily through Sunoco-owned retail network in British Columbia (“BC”), directly to Vancouver International Airport, and to commercial and cardlock customers.
Segment Operating Results
The Partnership evaluates performance and allocates resources for all of its reportable segments based on Segment Adjusted EBITDA.
The Partnership’s chief operating decision maker (“CODM”) is its chief operating officer. The CODM uses Segment Adjusted EBITDA to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers forecast-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. The CODM also uses Segment Adjusted EBITDA to assess the performance for each segment and in the compensation of certain employees. Assets by segment are not a measure used to assess our performance by the CODM and thus are not reported in our disclosures.
The Partnership’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide different services and products.
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, amortization and accretion expense, non-cash compensation expense, gains and losses on disposal of assets and impairment charges, unrealized gains and losses on commodity derivatives, inventory adjustments, certain foreign currency transaction gains and losses and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.

The following tables present financial information by segment for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Revenues:
Fuel Distribution
Revenues from external customers	$23,862	$21,781	$22,955
Intersegment revenues	71	41	31
	23,933	21,822	22,986
Pipeline Systems
Revenues from external customers	729	562	1
Intersegment revenues	22	3	—
	751	565	1
Terminals
Revenues from external customers	433	350	112
Intersegment revenues	971	985	373
	1,404	1,335	485
Refinery
Revenues from external customers	177	—	—
Intersegment revenues	297	—	—
	474	—	—
Eliminations	(1,361)	(1,029)	(404)
Total	$25,201	$22,693	$23,068

	Year Ended December 31,
	2025	2024	2023
Cost of sales:
Fuel Distribution	$22,419	$20,635	$21,761
Pipeline Systems	13	30	(2)
Terminals	904	959	348
Refinery	434	—	—
Eliminations	(1,361)	(1,029)	(404)
Total	$22,409	$20,595	$21,703

	Year Ended December 31,
	2025	2024	2023
Operating and lease expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$492	$325	$350
Pipeline Systems	196	136	2
Terminals	181	150	67
Refinery	5	—	—
Total	$874	$611	$419

	Year Ended December 31,
	2025	2024	2023
General and administrative expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$206	$88	$113
Pipeline Systems	42	123	—
Terminals	33	55	1
Refinery	1	—	—
Total	$282	$266	$114

	Year Ended December 31,
	2025	2024	2023
Other(1):
Fuel Distribution	$(174)	$(134)	$(103)
Pipeline Systems	(218)	(101)	(10)
Terminals	(13)	(1)	(19)
Refinery	(6)	—	—
Total	$(411)	$(236)	$(132)
(1) Other by segment includes Adjusted EBITDA from unconsolidated affiliates, unrealized gains and losses on commodity derivatives, inventory valuation adjustments and other less significant items, as applicable.

	Year Ended December 31,
	2025	2024	2023
Segment Adjusted EBITDA:
Fuel Distribution	$990	$908	$865
Pipeline Systems	718	377	11
Terminals	299	172	88
Refinery	40	—	—
Total	$2,047	$1,457	$964

	Year Ended December 31,
	2025	2024	2023
Reconciliation of net income to Adjusted EBITDA:
Net income	$527	$874	$394
Depreciation, amortization and accretion	688	368	187
Interest expense, net	541	391	217
Non-cash unit-based compensation expense	19	17	17
(Gain) loss on disposal of assets and impairment charges	(6)	45	(7)
Loss on extinguishment of debt	31	2	—
Unrealized (gains) losses on commodity derivatives	(11)	12	(21)
Inventory valuation adjustments	156	86	114
Equity in earnings of unconsolidated affiliates	(143)	(60)	(5)
Adjusted EBITDA related to unconsolidated affiliates	221	101	10
Gain on West Texas Sale	—	(586)	—
Other non-cash adjustments	(38)	32	22
Income tax expense	62	175	36
Adjusted EBITDA (consolidated)	$2,047	$1,457	$964
Additions to property, plant and equipment (excluding acquisitions) by reportable segment were as follows:

	Year Ended December 31,
	2025	2024	2023
Fuel Distribution	$339	$231	$182
Pipeline Systems	87	44	5
Terminals	124	69	28
Refinery	27	—	—
Total	$577	$344	$215
The following table shows total revenues by geographic area:

	Year Ended December 31,
	2025	2024	2023
United States	$22,495	$22,649	$23,068
Canada	1,703	—	—
Foreign	1,003	44	—
Total	$25,201	$22,693	$23,068
The following table shows long-lived assets by geographic area:

	December 31, 2025	December 31, 2024
United States	$9,053	$7,907
Canada	4,268	—
Foreign	1,536	244
Total	$14,857	$8,151
23.Net Income per Common Unit
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
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Year Ended December 31,
	2025	2024	2023
Net income	$527	$874	$394
Less:
Net income attributable to noncontrolling interests	—	8	—
Incentive distribution rights	182	145	77
Distributions on unvested phantom unit awards	7	5	6
Preferred unitholders’ interest in net income	34	—	—
Class D unitholder’s interest in net income	(9)	—	—
Common unitholders’ interest in net income	$313	$716	$311

Weighted average common units outstanding:
Basic	136,492,204	118,529,390	84,081,083
Dilutive effect of unvested phantom unit awards	706,014	812,648	1,012,414
Diluted	137,198,218	119,342,038	85,093,497

Net income per common unit:
Basic	$2.29	$6.04	$3.70
Diluted	$2.28	$6.00	$3.65