Form 10-Q
period 2026-03-31
Sunoco LP
filed 2026-05-07
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 136,894,754 common units, 16,410,780 Class C units and 51,517,198 Class D units, each representing limited partner interests, outstanding as of May 1, 2026.

SUNOCO LP
FORM 10-Q

Definitions
References to the “Partnership,” “Sunoco,” “we,” “us” and “our” refer to Sunoco LP and its consolidated subsidiaries. In addition, the following is a list of certain acronyms and terms used throughout this document:

AOCI	accumulated other comprehensive income (loss)
Burnaby Refinery	refinery located in Burnaby, British Columbia owned and operated by the Partnership, which was acquired in the Parkland Acquisition
Credit Facility	Sunoco LP's $2.50 billion revolving credit facility, which matures in June 2030
Energy Transfer	Energy Transfer LP (NYSE: ET)
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Sunoco LP and Energy Transfer, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	United States Federal Energy Regulatory Commission
GAAP	accounting principles generally accepted in the United States of America
General Partner	Sunoco GP LLC, the general partner of Sunoco LP
IDRs	incentive distribution rights
Isla	Isla Dominicana de Petroleo Corporation
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Sunoco LP and Energy Transfer, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
NuStar	NuStar Energy L.P.
NuStar Acquisition	acquisition of NuStar completed on May 3, 2024
NuStar Logistics	NuStar Logistics L.P., a wholly owned subsidiary acquired in the NuStar Acquisition
NYSE	New York Stock Exchange
Parkland	Parkland Corporation, a subsidiary of the Partnership acquired on October 31, 2025
Parkland Acquisition	Sunoco's acquisition of Parkland completed on October 31, 2025
Partnership Agreement	Sunoco's Third Amended and Restated Agreement of Limited Partnership, as amended to date
SARA	Societe Anonyme de la Raffinerie des Antilles refinery
SEC	Securities and Exchange Commission
Series A Preferred Units	7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Sunoco Retail	Sunoco Retail LLC, a wholly owned corporate subsidiary of Sunoco LP
SunocoCorp	SunocoCorp LLC, a Delaware limited liability company (NYSE: SUNC), an affiliate which owns all of the Partnership's outstanding Class D Units.
TanQuid	TanQuid GmbH & Co. KG, a subsidiary of the Partnership acquired on January 16, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$718	$891
Accounts receivable, net	3,442	1,972
Inventories, net	2,347	2,383
Other current assets	342	270
Total current assets	6,849	5,516

Property, plant and equipment	15,976	15,256
Accumulated depreciation	(2,156)	(1,848)
Property, plant and equipment, net	13,820	13,408
Other assets:
Operating lease right-of-use assets, net	1,518	1,449
Goodwill	3,061	3,026
Intangible assets, net	2,369	2,411
Other non-current assets	1,030	928
Investments in unconsolidated affiliates	1,611	1,624
Total assets	$30,258	$28,362

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,427	$2,485
Accounts payable to affiliates	374	331
Accrued expenses and other current liabilities	923	953
Operating lease current liabilities	172	211
Current maturities of long-term debt	12	17
Total current liabilities	4,908	3,997

Operating lease non-current liabilities	1,311	1,255
Long-term debt, net	13,920	13,372
Advances from affiliates	76	78
Deferred tax liabilities	1,160	1,139
Other non-current liabilities	536	512
Total liabilities	21,911	20,353

Commitments and contingencies (Note 13)

Equity:
Limited partners:
Preferred unitholders (1,500,000 units issued and outstanding as of March 31, 2026 and December 31, 2025)	1,478	1,507
Common unitholders (136,894,754 units issued and outstanding as of March 31, 2026 and 136,866,854 units issued and outstanding as of December 31, 2025)	4,246	3,970
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Class D unitholder (51,517,198 units issued and outstanding as of March 31, 2026 and December 31, 2025)	2,639	2,538
Accumulated other comprehensive loss	(16)	(6)
Total equity	8,347	8,009
Total liabilities and equity	$30,258	$28,362

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Sales revenue	$10,143	$4,851
Service revenue	508	299
Lease revenue	39	29
Total revenues	10,690	5,179
COSTS AND EXPENSES:
Cost of sales (excluding items shown separately below)	9,001	4,526
Operating expenses	330	143
General and administrative	155	39
Lease expense	53	16
(Gain) loss on disposal of assets and impairment charges	(1)	3
Depreciation, amortization and accretion	286	156
Total cost of sales and operating expenses	9,824	4,883
OPERATING INCOME	866	296
OTHER INCOME (EXPENSE):
Interest expense, net	(201)	(121)
Equity in earnings of unconsolidated affiliates	42	32
Loss on extinguishment of debt	(1)	(2)
Other, net	(27)	—
INCOME BEFORE INCOME TAXES	679	205
Income tax expense (benefit)	35	(2)
NET INCOME	644	207
Less: Preferred unitholders' interest in net income	30	—
Less: Class D unitholder's interest in net income	149	—
NET INCOME ATTRIBUTABLE TO COMMON UNITS	$465	$207

NET INCOME PER COMMON UNIT:
Basic	$2.86	$1.22
Diluted	$2.85	$1.21

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	136,888,311	136,267,512
Diluted	137,551,768	136,936,311

CASH DISTRIBUTION PER COMMON UNIT	$0.9899	$0.8976
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$644	$207
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(10)	1
	(10)	1
Comprehensive income	634	208
Less: Comprehensive income attributable to Preferred unitholders	30	—
Less: Comprehensive income attributable to Class D unitholder	149	—
Comprehensive income attributable to common units	$455	$208
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Class D Unitholder	Series A Preferred Unitholders	AOCI	Total
Balance, December 31, 2025	$3,970	$2,538	$1,507	$(6)	$8,009
Cash distributions to unitholders, including incentive distributions	(189)	(48)	(59)	—	(296)
Non-cash unit-based compensation	6	—	—	—	6
Other comprehensive loss, net of tax	—	—	—	(10)	(10)
Other	(6)	—	—	—	(6)
Net income	465	149	30	—	644
Balance, March 31, 2026	$4,246	$2,639	$1,478	$(16)	$8,347

	Common Unitholders	AOCI	Total
Balance, December 31, 2024	$4,066	$2	$4,068
Cash distributions to unitholders, including incentive distributions	(159)	—	(159)
Non-cash unit-based compensation	4	—	4
Other comprehensive income, net of tax	—	1	1
Units issued in acquisition	5	—	5
Other	36	(6)	30
Net income	207	—	207
Balance, March 31, 2025	$4,159	$(3)	$4,156
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$644	$207
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	286	156
Amortization of deferred financing fees	9	3
(Gain) loss on disposal of assets and impairment charges	(1)	3
Loss on extinguishment of debt	1	2
Other non-cash, net	(10)	28
Non-cash unit-based compensation expense	6	4
Deferred income tax expense (benefit)	17	(7)
Inventory valuation adjustments	(444)	(61)
Equity in earnings of unconsolidated affiliates	(42)	(32)
Distributions from unconsolidated affiliates	41	85
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	(53)	(232)
Net cash provided by operating activities	454	156
INVESTING ACTIVITIES:
Capital expenditures	(199)	(101)
TanQuid acquisition, net of cash acquired	(194)	—
Cash paid for other acquisitions	(50)	(12)
Contributions to unconsolidated affiliates	(10)	(24)
Distributions from unconsolidated affiliates in excess of cumulative earnings	20	33
Proceeds from disposal of property, plant and equipment	3	3
Net cash used in investing activities	(430)	(101)
FINANCING ACTIVITIES:
Senior notes borrowings	1,200	1,000
Senior notes repayments	(1,211)	(603)
Credit Facility borrowings	1,183	1,093
Credit Facility repayments	(1,058)	(1,296)
Loan origination costs	(15)	(12)
Cash distributions to common unitholders, including incentive distributions	(189)	(159)
Cash distributions to Class D unitholders	(48)	—
Cash distributions to Series A Preferred unitholders	(59)	—
Net cash (used in) provided by financing activities	(197)	23
Net change in cash and cash equivalents	(173)	78
Cash and cash equivalents, beginning of period	891	94
Cash and cash equivalents, end of period	$718	$172
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
We are a Delaware master limited partnership. We are managed by our General Partner, which is owned by Energy Transfer. As of March 31, 2026, Energy Transfer and its subsidiaries owned 100% of the membership interest our General Partner, 28,463,967 of our common units and all of our IDRs. In addition, Energy Transfer controls SunocoCorp, which owns all of the outstanding Class D Units and currently holds the rights to appoint and remove members of our General Partner.
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
2.Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with GAAP. Pursuant to Regulation S-X, certain information and disclosures normally included in the annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
Significant Accounting Policies
As of March 31, 2026, there have been no changes in the Partnership's significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $185 million and $29 million for the three months ended March 31, 2026 and 2025, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of ASU 2024-03 on our consolidated financial statements and related disclosures.

3.Acquisitions
TanQuid Acquisition
On January 16, 2026, the Partnership completed the previously announced acquisition of TanQuid for €206 million ($239 million) and assumed debt with a fair value of €298 million ($346 million). TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under the Partnership's Credit Facility.
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
The following table summarizes the preliminary allocation of the purchase price among assets acquired and liabilities assumed.

As of January 16, 2026
Total current assets	$65
Property, plant and equipment	639
Operating lease right-of-use assets, net	59
Other non-current assets	1
Total assets	764

Total current liabilities	9
Long-term debt	346
Operating lease non-current liabilities	66
Deferred tax liabilities	62
Other non-current liabilities	42
Total liabilities	525

Total consideration	239
Cash acquired	45
Total consideration, net of cash acquired	$194
Other Acquisitions
In the first quarter of 2026, the Partnership completed other acquisitions for total cash consideration of approximately $50 million, plus working capital. These transactions were accounted for as asset acquisitions.

4.Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2026	2025
Accounts receivable, net	$(1,471)	$131
Inventories, net	479	18
Other assets	8	(80)
Accounts payable	947	(251)
Accounts payable to affiliates	43	(74)
Accrued expenses and other current liabilities	(39)	3
Other non-current liabilities	(20)	21
	$(53)	$(232)
Non-cash investing and financing activities and supplemental cash flow information:

	Three Months Ended March 31,
	2026	2025
Units issued in connection with acquisitions	$—	$5
Lease assets obtained in exchange for new lease liabilities	109	29
Interest paid	187	56
5.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	March 31, 2026	December 31, 2025
Accounts receivable, trade	$2,988	$1,686
Credit card receivables	58	42
Other receivables	436	286
Allowance for expected credit losses	(40)	(42)
Accounts receivable, net	$3,442	$1,972
6.Inventories, net
Fuel inventories included balances stated at the lower of cost or market using the LIFO method. As of March 31, 2026 and December 31, 2025, the Partnership’s fuel inventory balance included lower of cost or market reserves of $1 million and $472 million, respectively. For the three months ended March 31, 2026 and 2025, the Partnership's cost of sales included favorable LIFO inventory valuation adjustments of $444 million and $61 million, respectively, which increased net income.
Inventories, net, consisted of the following:

	March 31, 2026	December 31, 2025
Fuel	$2,146	$2,178
Other	201	205
Inventories, net	$2,347	$2,383
During the three months ended March 31, 2026, the Partnership reduced its overall fuel inventories, resulting in a LIFO liquidation. Based on the assumed impact to cost of sales if the liquidated inventories had been replaced, the effect of the LIFO liquidation was an increase of $102 million to pre-tax income, or $0.54 per common unit (excluding any income tax impact or any assumed changes to distributions). Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs; consequently, these interim estimates are subject to changes during the remainder of the year that could impact the final year-end inventory levels or valuation.

Certain of the Partnership’s fuel inventories in the Caribbean are stated at the lower of cost or market using the first-in, first-out method, under which the cost of fuel sold consists of older acquisition costs, including transportation and storage costs. These FIFO method inventories totaled $165 million and $88 million as of March 31, 2026 and December 31, 2025, respectively.
7.Investments in Unconsolidated Affiliates
Description of Investments
The following is a summary of the Partnership’s significant unconsolidated investments:
J.C. Nolan
Sunoco owns a 50% interest in J.C. Nolan, which provides diesel fuel storage in Midland, Texas with storage capacity of 130,000 barrels and transports diesel fuel from a tank farm in Hebert, Texas to Midland, Texas on a 500 mile pipeline with a throughput capacity of approximately 36 thousand barrels per day.
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
Summary of Balances Related to Unconsolidated Affiliates
The carrying values of the Partnership’s investments in unconsolidated affiliates as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
J.C. Nolan	$119	$121
ET-S Permian	1,147	1,161
SARA	140	141
Isla	176	171
Other	29	30
	$1,611	$1,624
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Three Months Ended March 31,
	2026	2025
J.C. Nolan	$2	$2
ET-S Permian	37	30
SARA	1	—
Isla	3	—
Other	(1)	—
	$42	$32

The following tables present selected balance sheet and income statement data for ET-S Permian (on a 100% basis):

	March 31, 2026	December 31, 2025
Current assets	$104	$122
Property, plant and equipment, net	3,333	3,333
Other assets	362	308
Total assets	$3,799	$3,763

Current liabilities	$236	$159
Non-current liabilities	34	31
Equity	3,529	3,573
Total liabilities and equity	$3,799	$3,763

	Three Months Ended March 31,
	2026	2025
Revenues (1)	$7,138	$3,460
Operating income	114	92
Net income	114	92
(1)     Includes transactions with affiliates for the three months ended March 31, 2026 and 2025 of $7.04 billion and $3.36 billion, respectively.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Wage and other employee-related accrued expenses	$48	$92
Accrued tax expense	97	187
Accrued insurance expense	27	37
Accrued interest expense	195	183
Dealer deposits	21	21
Accrued capital expenditures	49	46
Accrued environmental expense	32	10
Contract liabilities	100	102
Other	354	275
Total	$923	$953

9.Debt Obligations
Our debt obligations consisted of the following:

	March 31, 2026	December 31, 2025
Credit Facility	$125	$—
6.000% senior notes due 2026 (1)	—	500
3.875% CAD senior notes due 2026 (2)	395	400
Parkland 3.875% CAD senior notes due 2026 (1)	—	37
TanQuid 2.340% EUR senior notes due 2026 (2)	95	—
6.000% senior notes due 2027 (1)	—	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2027	499	499
Parkland 5.875% senior notes due 2027 (1)	—	1
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
6.000% CAD senior notes due 2028	274	277
Parkland 6.000% CAD senior notes due 2028 (1)	—	14
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.375% CAD senior notes due 2029	391	397
Parkland 4.375% CAD senior notes due 2029 (1)	—	40
4.500% senior notes due 2029	790	790
Parkland 4.500% senior notes due 2029 (1)	—	10
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
4.625% senior notes due 2030	798	798
Parkland 4.625% senior notes due 2030 (1)	—	2
TanQuid variable rate EUR senior notes due 2030	54	—
5.625% senior notes due 2031	1,000	1,000
5.375% senior notes due 2031	600	—
7.250% senior notes due 2032	750	750
6.625% senior notes due 2032	493	493
Parkland 6.625% senior notes due 2032 (1)	—	7
6.250% senior notes due 2033	1,000	1,000
5.875% senior notes due 2034	900	900
5.625% senior notes due 2034	600	—
GoZone Bonds	322	322
Lease-related financing obligations and other subsidiary debt	539	233
Net unamortized premiums, discounts and fair value adjustments	(1)	2
Deferred debt issuance costs	(92)	(83)
Total debt	13,932	13,389
Less: current maturities	12	17
Total long-term debt, net	$13,920	$13,372
(1)    These senior notes were redeemed in March 2026. See additional information under “Recent Transactions.”
(2)     As of March 31, 2026, $490 million aggregate principal amount of senior notes due before March 31, 2027 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
Recent Transactions
In March 2026, the Partnership issued $600 million aggregate principal amount of 5.375% senior notes due 2031 and $600 million aggregate principal amount of 5.625% senior notes due 2034. These notes will mature on July 15, 2031 and July 15, 2034, respectively, and interest is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2026. The Partnership used a portion of the net proceeds from this private offering to redeem in full its $500 million aggregate principal amount of 6.000% senior notes due 2026 and its $600 million aggregate principal amount of 6.000% senior notes due 2027.
In March 2026, the Partnership redeemed Parkland's remaining senior notes.

GoZone Bonds
NuStar Logistics' obligations include revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the “GoZone Bonds”).
As reflected in the table below, the holders of the Series 2008, Series 2010B and Series 2011 GoZone Bonds are required to tender their bonds at the applicable mandatory purchase date in exchange for 100% of the principal plus accrued and unpaid interest, after which these bonds may be remarketed with a new interest rate established. Each of the Series 2010 and Series 2010A GoZone Bonds is subject to redemption on or after June 1, 2030 by the Parish of St. James, at Sunoco's option, in whole or in part, at a redemption price of 100% of the principal amount to be redeemed plus accrued and unpaid interest. Interest on the GoZone Bonds is payable semi-annually on June 1 and December 1 of each year.
The following table summarizes the GoZone Bonds outstanding as of March 31, 2026:

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
Credit Facility
The Partnership's $2.50 billion Credit Facility matures on June 17, 2030, which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon Sunoco's written request, subject to certain conditions, up to an aggregate amount of $3.50 billion. As of March 31, 2026, we had $125 million outstanding borrowings on the Credit Facility, and $151 million in standby letters of credit were outstanding. The unused availability on the Credit Facility as of March 31, 2026 was $2.22 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2026 was 5.52%. The Partnership was in compliance with all financial covenants as of March 31, 2026. The Partnership's net leverage ratio was 3.98 to 1.00 at March 31, 2026.
Receivables Financing Agreement
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of March 31, 2026, this facility had no outstanding borrowings.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of March 31, 2026 were $13.99 billion and $13.93 billion, respectively. As of December 31, 2025, the aggregate fair value and carrying amount of our consolidated debt obligations were $13.52 billion and $13.39 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
10.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Asset retirement obligations	$206	$254
Accrued environmental expense, long-term	188	158
Other	142	100
Total	$536	$512

11.Related Party Transactions
We are party to fee-based commercial agreements with various affiliates for pipeline, terminalling and storage services. We also have agreements with subsidiaries of Energy Transfer and our unconsolidated affiliates for the purchase and sale of fuel. Additionally, under our Partnership Agreement, our General Partner does not receive a management fee or other compensation for its role as our general partner. However, our General Partner is reimbursed for all expenses incurred on our behalf. These expenses include shared service fees, as well as all other expenses necessary or appropriate to the conduct of our business that are allocable to us, as provided for in our Partnership Agreement. There is no cap on the amount that may be paid or reimbursed to our General Partner.
Summary of Related Party Transactions
Related party transactions for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Motor fuel sales to affiliates	$233	$2
Bulk fuel purchases from affiliates	435	294
Expense reimbursement	12	11
Significant affiliate balances included on the consolidated balance sheets were as follows:
•Accounts payable to affiliates were $374 million and $331 million as of March 31, 2026 and December 31, 2025, respectively, which were attributable to operational expenses and bulk fuel purchases.
•Advances from affiliates were $76 million and $78 million as of March 31, 2026 and December 31, 2025, respectively, which were related to treasury services agreements with Energy Transfer.
12.Revenue
The following table depicts the disaggregation of revenue:

	Three Months Ended March 31,
	2026	2025
Fuel	$9,875	$4,807
Non-fuel	287	67
Lease income	39	29
Pipeline throughput	176	158
Terminal throughput	39	27
Refinery	146	—
Other	128	91
Total revenues	$10,690	$5,179
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Contract assets	$575	$480
Accounts receivable from contracts with customers	3,006	1,686
Contract liabilities	127	125

The following tables summarize the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2025	$125
Additions	23
Revenue recognized	(21)
Balance, March 31, 2026	$127

Contract Liabilities
Balance, December 31, 2024	$39
Additions	10
Revenue recognized	(12)
Balance, March 31, 2025	$37
Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of March 31, 2026:

		Remaining Performance Obligations
2026	(remaining)	$330
2027		293
2028		213
2029		148
2030		122
Thereafter		260
Total		$1,366
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.
Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $17 million and $9 million for the three months ended March 31, 2026 and 2025, respectively.
13.Commitments and Contingencies
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
Environmental Remediation
Sunoco is subject to various federal, state, provincial and local environmental laws and regulations and makes financial expenditures in order to comply with regulations governing its operations adopted by federal, state, provincial and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, the United States Environmental Protection Agency has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State, provincial or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. Additionally, with respect to the Burnaby Refinery, the federal Storage Tank Systems for Petroleum Products and Allied Petroleum Products Regulations impose technical standards for design, installation, operation and removal of federally regulated tanks.
Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems, pipelines and terminals. In order to comply with these requirements, we have historically obtained private insurance in the states in which we operate. These policies provide protection from third-party liability claims. During 2026, our coverage was $15 million per occurrence and in the aggregate. Our sites continue to be covered by these policies.
We are currently involved in the investigation and remediation of contamination at motor fuel storage and gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for remediation activities. The table below reflects recorded estimated undiscounted liabilities for these sites which are classified as accrued expenses, other current liabilities and other non-current liabilities.

	March 31, 2026	December 31, 2025
Current	$32	$10
Non-current	188	158
Total environmental liabilities	$220	$168
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
14.Equity
As of March 31, 2026, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 108,430,787 of our common units. As of March 31, 2026, our wholly owned subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership. In connection with the Parkland Acquisition, Sunoco issued to SunocoCorp 51,517,198 Class D Units which are economically equivalent to Sunoco's publicly traded common units (the “Class D Units”).
Sunoco Common Units
The change in our outstanding common units for the three months ended March 31, 2026 was as follows:

Number of Units
Number of common units at December 31, 2025	136,866,854
Phantom unit vesting	27,900
Number of common units at March 31, 2026	136,894,754
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
Class D Units
The Partnership has outstanding an aggregate of 51,517,198 Class D Units, which were issued in connection with the Parkland Acquisition in October 2025 and are held by SunocoCorp.
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
Preferred Units
In September 2025, the Partnership closed a private offering of 1.5 million of its 7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units (the “Series A Preferred Units”) at an offering price of $1,000 per unit. The Partnership received net proceeds of approximately $1.47 billion from the sale of the Series A Preferred Units after deducting the initial purchasers' discount and other estimated offering expenses. The Partnership used the net proceeds from this private offering (i) on the closing date of the Parkland Acquisition, to fund a portion of the cash consideration for the Parkland Acquisition, and (ii) prior to the closing date of the Parkland Acquisition, to temporarily reduce the borrowings outstanding under the Partnership's Credit Facility and to pay interest and fees in connection therewith.
Cash Distributions
Our Partnership Agreement sets forth the calculation used to determine the amount and priority of cash distributions that the common unitholders receive.
Cash distributions declared and/or paid with respect to Sunoco common units and Class D Units subsequent to December 31, 2025 were as follows:

			Limited Partners
Period Ended	Record Date	Payment Date	Per Unit Distribution	Distributions on Common Units	Distributions on Class D Units	Distribution to IDR Holders
December 31, 2025	February 6, 2026	February 19, 2026	$0.9317	$128	$48	$60
March 31, 2026	May 8, 2026	May 20, 2026	0.9899	136	51	71
Cash distributions with respect to our Series A Preferred Units were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.38
Accumulated Other Comprehensive Loss
The following table presents the components of AOCI, net of tax:

	March 31, 2026	December 31, 2025
Foreign currency translation adjustment	$(16)	$(6)
Total AOCI included in partners’ capital, net of tax	$(16)	$(6)
15.Segment Reporting
Description of Segments
Our consolidated financial statements reflect four reportable segments: Fuel Distribution, Pipeline Systems, Terminals and Refinery.
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
Terminals. Our Terminals segment is composed of four transmix processing facilities and 99 refined product terminals (18 in Europe, six in Hawaii, nine in Canada, 13 in the Greater Caribbean and 53 in the continental United States).
Refinery. Our Refinery segment includes the Burnaby Refinery, which was acquired in the Parkland Acquisition, with an operational capacity of approximately 55,000 barrels per day. The refinery consumes primarily sweet conventional crude oil and sweet synthetic crude oil to produce gasoline, diesel and jet fuel among other products.
Segment Operating Results
We report Adjusted EBITDA by segment as a measure of segment performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, amortization and accretion expense, non-cash compensation expense, gains and losses on disposal of asset, non-cash impairment charges, losses on extinguishment of debt, unrealized gains and losses on commodity derivatives, inventory valuation adjustments, certain foreign currency transaction gains and losses and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory; these amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
The following tables present financial information by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues:
Fuel Distribution
Revenues from external customers	$10,201	$4,903
Intersegment revenues	218	13
	10,419	4,916
Pipeline Systems
Revenues from external customers	194	173
Intersegment revenues	4	1
	198	174
Terminals
Revenues from external customers	149	103
Intersegment revenues	285	236
	434	339
Refinery
Revenues from external customers	146	—
Intersegment revenues	506	—
	652	—
Eliminations	(1,013)	(250)
Total	$10,690	$5,179

	Three Months Ended March 31,
	2026	2025
Cost of sales:
Fuel Distribution	$9,183	$4,555
Pipeline Systems	14	—
Terminals	209	221
Refinery	608	—
Eliminations	(1,013)	(250)
Total	$9,001	$4,526

	Three Months Ended March 31,
	2026	2025
Operating and lease expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$269	$72
Pipeline Systems	49	44
Terminals	63	42
Refinery	—	—
Total	$381	$158

	Three Months Ended March 31,
	2026	2025
General and administrative expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$122	$20
Pipeline Systems	12	9
Terminals	11	7
Refinery	6	—
Total	$151	$36

	Three Months Ended March 31,
	2026	2025
Other(1):
Fuel Distribution	$316	$49
Pipeline Systems	(56)	(51)
Terminals	44	3
Refinery	(5)	—
Total	$299	$1
(1)    Other by segment includes Adjusted EBITDA from unconsolidated affiliates, unrealized gains and losses on commodity derivatives, inventory valuation adjustments and other less significant items, as applicable.

	Three Months Ended March 31,
	2026	2025
Segment Adjusted EBITDA:
Fuel Distribution	$529	$220
Pipeline Systems	179	172
Terminals	107	66
Refinery	43	—
Total	$858	$458

	Three Months Ended March 31,
	2026	2025
Reconciliation of net income to Adjusted EBITDA:
Net income	$644	$207
Depreciation, amortization and accretion	286	156
Interest expense, net	201	121
Non-cash unit-based compensation expense	6	4
(Gain) loss on disposal of assets and impairment charges	(1)	3
Loss on extinguishment of debt	1	2
Unrealized (gains) losses on commodity derivatives	56	(1)
Inventory valuation adjustments	(444)	(61)
Equity in earnings of unconsolidated affiliates	(42)	(32)
Adjusted EBITDA related to unconsolidated affiliates	69	50
Other non-cash adjustments	47	11
Income tax expense (benefit)	35	(2)
Adjusted EBITDA (consolidated)	$858	$458
16.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended March 31,
	2026	2025
Net income	$644	$207
Less:
Incentive distribution rights	71	39
Distributions on unvested phantom unit awards	2	2
Preferred unitholders' interest in net income	30	—
Class D unitholder's interest in net income	149	—
Common unitholders’ interest in net income	$392	$166

Weighted average common units outstanding:
Basic	136,888,311	136,267,512
Dilutive effect of unvested phantom unit awards	663,457	668,799
Diluted	137,551,768	136,936,311

Net income per common unit:
Basic	$2.86	$1.22
Diluted	$2.85	$1.21
17.Derivatives
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
On a consolidated basis, the Partnership had derivative positions on 2.8 million barrels with an aggregate unrealized loss of $76 million at March 31, 2026.

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location of Gain Recognized on Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended March 31,
		2026	2025
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of sales	$88	$14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollar amounts, except per gallon data, are in millions)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to the Partnership is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 31, 2025 included therein.
Adjusted EBITDA is a non-GAAP financial measure of performance that has limitations and should not be considered as a substitute for net income or other GAAP measures. Please see “Key Measure Used to Evaluate and Assess Our Business” below for a discussion of our use of Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
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
Many of the foregoing risks and uncertainties are, and will be, heightened by any further worsening of the global business and economic environment. New factors that could impact forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described or referenced under the heading “Part II - Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the filing of this report. We anticipate that subsequent events and market developments will cause our estimates to change. However, we specifically disclaim any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law, even if new information becomes available in the future.
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
We are a Delaware master limited partnership primarily engaged in energy infrastructure and distribution of motor fuels across 32 countries and territories in North America, the Greater Caribbean and Europe. Our midstream operations include an extensive network of over 14,000 miles of pipeline and over 160 terminals. Our fuel distribution operations distribute over 15 billion gallons annually to approximately 11,000 Sunoco and partner branded locations, as well as independent dealers and commercial customers.
Recent Developments
TanQuid Acquisition
On January 16, 2026, the Partnership completed the previously announced acquisition of TanQuid for €206 million ($239 million ) and assumed debt with a fair value of €298 million ($346 million as of January 16, 2026). TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first quarter of 2026, the Partnership completed other acquisitions for total cash consideration of approximately $50 million, plus working capital. These transactions were accounted for as asset acquisitions.

Regulatory Update
OECD Pillar Two Global Minimum Tax
The acquisition of Parkland brought Sunoco into the scope of the Pillar Two global minimum tax regime. Several jurisdictions in which Sunoco now operates have enacted legislation implementing the Organization for Economic Co-operation and Development (“OECD”) Pillar Two global minimum tax framework. These rules generally impose a 15% minimum top-up tax on the profits of large multinational enterprises. Sunoco estimates its Pillar Two global minimum tax expense to be immaterial in 2026 and has not accrued any current tax expense related to Pillar Two during the three months ended March 31, 2026.
On January 5, 2026, the OECD released new guidance that provides relief for U.S. parented multinationals and establishes a side-by-side framework for the U.S. tax system to coexist with Pillar Two global minimum tax. Effective for fiscal years beginning on or after January 1, 2026, U.S. parented multinationals would be exempt from the main charging provisions of Pillar Two. Sunoco will continue to estimate and potentially accrue Pillar Two global minimum tax until the relevant jurisdictions in which Sunoco operates enact the side-by-side framework into law.
Interstate Common Carrier Regulation
In December 2020, the FERC issued an order setting the indexed rate at PPI-FG plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates were permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. The FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceeded its ceiling levels, the FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20, 2022 order with the FERC, which was denied by the FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that the FERC violated the Administrative Procedure Act because the January 20, 2022 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20, 2022 order and on September 17, 2024, the FERC reinstated the index level established by its original December 17, 2020 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines could file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, the FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposed a reduction to the then- effective index by one percent.
On November 20, 2025, the FERC withdrew the Supplemental NOPR and confirmed that the PPI-FG-0.78% index established in its December 17, 2020 order will remain in effect through June 30, 2026. On the same day, the FERC issued an Order Denying Rehearing of the Reinstatement Order and Granting Remedial Relief (“Remedial Relief Order”), which granted remedial relief to liquids pipelines for the period of March 1, 2022 to September 17, 2024 (the “Locked-In Period”), when the lower index was effective under the order vacated by the D.C. Circuit in LEPA v. FERC, but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. Parties have since filed requests for clarification or rehearing, as well as court appeals, to determine whether pipelines may recover rate differences in other scenarios. Those requests and appeals remain pending.
Also on November 20, 2025, the FERC issued a Notice of Proposed Rulemaking on the 2026 Five-Year Oil Pipeline Index (“2026 Index NOPR”), proposing to use the Producer Price Index for Finished Goods (PPI-FG) minus 1.42% as the index level beginning July 1, 2026 to June 30, 2031. The NOPR proceeded through the standard notice-and-comment process, with comments submitted in late 2025 and early 2026, and remains pending final Commission action.
On December 18, 2025, the FERC issued an Order Denying Petition for Emergency Relief (“Emergency Relief Order Denial”), which denied a petition requesting emergency relief from invoices issued by a liquid pipeline company to recover amounts of indexed rates for the Locked-In Period and explained that, consistent with the Remedial Relief Order, pipelines that charged the maximum rates permitted under the FERC’s now-vacated January 20, 2022 rehearing order during the Locked-In Period may invoice shippers to recover the amounts that would have been chargeable under the December 17, 2020 order.
In January 2026, multiple shippers have filed petitions for review at the D.C. Circuit challenging the FERC’s November 20, 2025 orders, including, the (i) Remedial Relief Order, (ii) Order Terminating Supplemental NOPR, and (iii) Emergency Relief Order Denial. These appeals are pending.
Separately, on December 15, 2022, the FERC issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service, which addresses whether a contract for committed transportation service complies with the Interstate Commerce Act (“ICA”) where the only shipper to obtain the committed service is an affiliate of the regulated entity. If adopted, the proposed policy statement would create a rebuttable presumption that affiliate contracts are unduly discriminatory and not just and reasonable in certain circumstances and require a pipeline to produce additional evidentiary support for affiliate contracts rates and terms. This follows a trend of increased scrutiny by the FERC on affiliated contracts across all industries regulated by the FERC. The FERC has taken no further action on the proposed policy statement.
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
In addition, as noted above, the rates, terms and conditions for shipments of crude oil or petroleum products on Sunoco’s pipelines could be subject to regulation by the FERC under the ICA and the Energy Policy Act of 1992 (“EPAct of 1992”) if the crude oil or petroleum products are transported in interstate or foreign commerce whether by its pipelines or other means of transportation. Since Sunoco does not control the entire transportation path of all crude oil or petroleum products shipped on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
Regulation of Interstate Ammonia Pipelines
Our ammonia pipeline is subject to regulation by the Surface Transportation Board (the “STB”) pursuant to the ICA applicable to such pipelines (which differs from the ICA applicable to interstate liquids pipelines). Under that regulation, the ammonia pipeline’s rates, classifications, rules and practices related to the interstate transportation of anhydrous ammonia must be reasonable and, in providing interstate transportation, the ammonia pipeline may not subject a person, place, port or type of traffic to unreasonable discrimination. Similar to the crude and refined products pipelines, the rates for transportation services on the ammonia pipeline are required to be in a tariff which is posted publicly on Sunoco’s website, however, that tariff is not required to be on file with the STB. The STB does not prescribe an indexing approach similar to the EPAct of 1992 but rates under the STB must be reasonable and the pipeline may not subject a person, place, port or type of traffic to unreasonable discrimination.
Key Measure Used to Evaluate and Assess Our Business
Adjusted EBITDA, as used throughout this document, is defined as net income before net interest expense, income tax expense, depreciation, amortization and accretion expense, non-cash compensation expense, gains and losses on disposal of asset, non-cash impairment charges, losses on extinguishment of debt, unrealized gains and losses on commodity derivatives, inventory valuation adjustments, certain foreign currency transaction gains and losses and certain other operating expenses reflected in net income that we do not believe are indicative of ongoing core operations. Inventory valuation adjustments that are excluded from the calculation of Adjusted EBITDA represent changes in lower of cost or market reserves on the Partnership's inventory; these amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period.
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
Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2026	2025	Change
Segment Adjusted EBITDA:
Fuel Distribution	$529	$220	$309
Pipeline Systems	179	172	7
Terminals	107	66	41
Refinery	43	—	43
Adjusted EBITDA (consolidated)	$858	$458	$400

	Three Months Ended March 31,
	2026	2025	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$644	$207	$437
Depreciation, amortization and accretion	286	156	130
Interest expense, net	201	121	80
Non-cash unit-based compensation expense	6	4	2
(Gain) loss on disposal of assets and impairment charges	(1)	3	(4)
Loss on extinguishment of debt	1	2	(1)
Unrealized (gains) losses on commodity derivatives	56	(1)	57
Inventory valuation adjustments	(444)	(61)	(383)
Equity in earnings of unconsolidated affiliates	(42)	(32)	(10)
Adjusted EBITDA related to unconsolidated affiliates	69	50	19
Other non-cash adjustments	47	11	36
Income tax expense (benefit)	35	(2)	37
Adjusted EBITDA (consolidated)	$858	$458	$400
Net Income. For the three months ended March 31, 2026 compared to the same period last year, net income increased by $437 million, or approximately 211%, primarily due to higher Segment Adjusted EBITDA from multiple segments, with the most significant increases driven by the Parkland Acquisition and other acquisitions; these increases were partially offset by increases in depreciation, amortization and accretion and interest expense. These increases and decreases are discussed further below.
Adjusted EBITDA (consolidated). For the three months ended March 31, 2026 compared to the same period last year, Adjusted EBITDA increased primarily due to the Parkland Acquisition and other acquisitions.
Additional information on changes impacting net income and comprehensive income (loss) and Adjusted EBITDA for the three months ended March 31, 2026 compared to the same period last year is available below and in “Segment Operating Results.”
Depreciation, Amortization and Accretion. For the three months ended March 31, 2026 compared to the same period last year, depreciation, amortization and accretion increased primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions.
Interest Expense, net. For the three months ended March 31, 2026 compared to the same period last year, interest expense increased primarily due to an increase in average total long-term debt, including debt assumed in the Parkland Acquisition.

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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2026 and 2025, the Partnership's cost of sales included favorable LIFO inventory valuation adjustments of $444 million and $61 million, respectively, which increased net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Income Tax Expense (Benefit). For the three months ended March 31, 2026 compared to the same period last year, income tax expense increased primarily due to increased corporate earnings from recent acquisitions.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2026	2025	Change
Equity in earnings of unconsolidated affiliates
J.C. Nolan	$2	$2	$—
ET-S Permian	37	30	7
SARA	1	—	1
Isla	3	—	3
Other	(1)	—	(1)
Total equity in earnings of unconsolidated affiliates	$42	$32	$10

Adjusted EBITDA related to unconsolidated affiliates(1):
J.C. Nolan	$3	$3	$—
ET-S Permian	53	47	6
SARA	5	—	5
Isla	6	—	6
Other	2	—	2
Total Adjusted EBITDA related to unconsolidated affiliates	$69	$50	$19

Distributions received from unconsolidated affiliates:
J.C. Nolan	$3	$2	$1
ET-S Permian	56	116	(60)
SARA	—	—	—
Isla	2	—	2
Other	—	—	—
Total distributions received from unconsolidated affiliates	$61	$118	$(57)
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
The following table presents a reconciliation of segment profit to gross profit:

	Three Months Ended March 31,
	2026	2025	Change
Fuel Distribution segment profit	$1,236	$361	$875
Pipeline Systems segment profit	184	174	10
Terminals segment profit	225	118	107
Refinery segment profit	44	—	44
Total segment profit	1,689	653	1,036
Depreciation, amortization and accretion, excluding corporate and other	284	156	128
Gross profit	$1,405	$497	$908
In addition, for the Fuel Distribution segment, the following section includes information on the components of segment profit by sales type, which components are included in order to provide additional disaggregated information to facilitate the analysis of segment profit and Segment Adjusted EBITDA. These components of segment profit are calculated consistent with the calculation of segment profit; therefore, these components also exclude charges for depreciation, amortization and accretion.
Fuel Distribution

	Three Months Ended March 31,
	2026		2025		Change
Motor fuel gallons sold (millions)	3,796		2,087		1,709
Motor fuel profit cents per gallon (1)	17.0	¢	11.5	¢	(11.3)	¢
Fuel profit	$1,044		$297		$747
Non-fuel profit	153		35		118
Lease profit	39		29		10
Fuel Distribution segment profit	$1,236		$361		$875
Unrealized (gains) losses on commodity risk management activities	54		(1)		55
Expenses, excluding non-cash unit-based compensation expense (2)	(391)		(92)		(299)
Adjusted EBITDA related to unconsolidated affiliates	8		—		8
Inventory valuation adjustments	(398)		(58)		(340)
Other	20		10		10
Segment Adjusted EBITDA	$529		$220		$309
(1)    Excludes the impact of inventory valuation adjustments consistent with the definition of Adjusted EBITDA.
(2)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three months ended March 31, 2026 compared to the same period last year, volumes increased primarily due to the Parkland Acquisition.

Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $590 million in segment profit (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the Parkland Acquisition and other acquisitions, as well as a favorable impact from a one-time gain on sale of inventory in the current period; and
•an increase of $8 million in Adjusted EBITDA related to unconsolidated affiliates from the Parkland Acquisition; partially offset by
•an increase of $299 million in expenses primarily due to the Parkland Acquisition.
Pipeline Systems

	Three Months Ended March 31,
	2026	2025	Change
Pipelines throughput (thousand barrels per day)	1,291	1,258	33
Pipeline Systems segment profit	$184	$174	$10
Expenses, excluding non-cash unit-based compensation expense (1)	(61)	(53)	(8)
Adjusted EBITDA related to unconsolidated affiliates	56	50	6
Other	—	1	(1)
Segment Adjusted EBITDA	$179	$172	$7
(1)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three months ended March 31, 2026 compared to the same period last year, the increase in throughput volumes reflected the impact of refinery turnarounds in the prior period and overall increased market demand in 2026.
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the net impact of the following:
•a $10 million increase in segment profit primarily due to refinery turnarounds and contract expirations in the prior period, improved butane blending, and overall increased market demand; and
•a $6 million increase in Adjusted EBITDA related to ET-S Permian; partially offset by
•an $8 million increase in expenses primarily due to higher utility costs, maintenance costs and corporate allocations.
Terminals

	Three Months Ended March 31,
	2026	2025	Change
Throughput (thousand barrels per day)	1,013	620	393
Terminals segment profit	$225	$118	$107
Expenses, excluding non-cash unit-based compensation expense (1)	(74)	(49)	(25)
Inventory valuation adjustments	(44)	(3)	(41)
Segment Adjusted EBITDA	$107	$66	$41

(1)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three months ended March 31, 2026 compared to the same period last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased due to the net impact of the following:
•a $66 million increase in segment profit (excluding inventory valuation adjustments) primarily due to the acquisitions of Parkland and TanQuid; partially offset by
•a $25 million increase in expenses primarily due to the acquisitions of Parkland and TanQuid.

Refinery

	Three Months Ended March 31,
	2026	2025	Change
Crude utilization	38%	—	38%
Composite utilization	40%	—	40%
Crude throughput (thousand barrels per day)	21	—	21
Bio-feedstock throughput (thousand barrels per day)	1	—	1
Refinery segment profit (1)	$44	$—	$44
Unrealized losses on commodity risk management activities	2	—	2
Expenses, excluding non-cash unit-based compensation expense (2)	(6)	—	(6)
Adjusted EBITDA related to unconsolidated affiliates	5	—	5
Inventory valuation adjustments	(2)	—	(2)
Segment Adjusted EBITDA	$43	$—	$43
(1)    Refinery segment profit includes $61 million of production costs, supply and logistics, and terminal operating costs for the three months ended March 31, 2026.
(2)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three months ended March 31, 2026 compared to the same period last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three months ended March 31, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Refinery segment increased due to the Parkland Acquisition.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the risks described or referenced under the heading “Part II - Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 may also significantly impact our liquidity.
As of March 31, 2026, we had $718 million of cash and cash equivalents on hand and borrowing capacity of $2.22 billion on our Credit Facility. The Partnership was in compliance with all financial covenants at March 31, 2026. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2026; however, we may issue debt or equity securities as we deem prudent to provide liquidity for new capital projects or other partnership purposes.
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
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Net cash provided by operating activities during 2026 was $454 million compared to $156 million for 2025, and net income was $644 million for 2026 and $207 million for 2025. The difference between net income and net cash provided by operating activities for the three months ended March 31, 2026 primarily consisted of net changes in operating assets and liabilities of $53 million and non-cash items totaling $178 million.
The non-cash activity in 2026 and 2025 consisted primarily of depreciation, amortization and accretion of $286 million and $156 million, respectively, non-cash unit-based compensation expense of $6 million and $4 million, respectively, favorable inventory valuation adjustments of $444 million and $61 million, respectively, loss on extinguishment of debt of $1 million and $2 million, respectively, gain on disposal of assets and impairment charges of $1 million and loss on disposal of assets and impairment charges of $3 million, respectively, amortization of deferred financing fees of $9 million and $3 million, respectively, and deferred income tax expense of $17 million and deferred income tax benefit of $7 million, respectively. Net income also included equity in earnings of unconsolidated affiliates of $42 million and $32 million in 2026 and 2025, respectively.
Cash provided by operating activities included cash distributions received from unconsolidated affiliates that were deemed to be paid from cumulative earnings, which distributions were $41 million in 2026 and $85 million in 2025.
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
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Net cash used in investing activities during 2026 was $430 million compared to $101 million in 2025. Capital expenditures for 2026 were $199 million compared to $101 million for 2025. In 2026, we paid $194 million for the acquisition of TanQuid and $50 million in cash for other acquisitions. In 2025, we paid $12 million in cash for other acquisitions. Proceeds from disposal of property, plant and equipment were $3 million for both periods.
In 2026 and in 2025, we paid $10 million and $24 million in cash contributions to unconsolidated affiliates, respectively. Distributions from unconsolidated affiliates in excess of cumulative earnings were $20 million and $33 million for 2026 and 2025, respectively.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Net cash used in financing activities during 2026 was $197 million compared to net cash provided in financing activities of $23 million in 2025.
During the three months ended March 31, 2026, we:
•borrowed $1.20 billion and repaid $1.21 billion in senior notes;
•borrowed $1.18 billion and repaid $1.06 billion under the Credit Facility;
•paid $15 million in loan origination costs;
•paid $59 million in distributions to Series A Preferred unitholders;
•paid $48 million in distributions to Class D unitholders; and
•paid $189 million in distributions to our common unitholders, including incentive distributions.
During the three months ended March 31, 2025, we:
•borrowed $1.00 billion and repaid $603 million in senior notes;
•borrowed $1.09 billion and repaid $1.30 billion under the Credit Facility;
•paid $12 million in loan origination costs; and

•paid $159 million in distributions to our common unitholders, including incentive distributions.
We intend to pay cash distributions to the holders of our common units and Class C Units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On April 20, 2026, we declared a quarterly distribution of $0.9899 per common unit based on the results for the three months ended March 31, 2026, excluding distributions to Class C unitholders. The distribution will be approximately $136 million in the aggregate for common units, approximately $51 million with respect to Class D Units and approximately $71 million with respect to IDRs, and will be paid on May 20, 2026 to unitholders of record on May 8, 2026.
Capital Expenditures
For the three months ended March 31, 2026, total capital expenditures on an accrual basis were $199 million, which included $106 million for growth capital and $93 million for maintenance capital. This includes the Partnership's proportionate share of capital expenditures related to its investments in ET-S Permian and J.C. Nolan of $13 million for growth capital.
We currently expect to spend between $400 million and $450 million in maintenance capital expenditures and at least $600 million in growth capital for the full year 2026. These amounts include the Partnership's proportionate share for joint ventures.

Description of Indebtedness
As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	March 31, 2026	December 31, 2025
Credit Facility	$125	$—
6.000% Senior Notes due 2026 (1)	—	500
3.875% CAD senior notes due 2026 (2)	395	400
Parkland 3.875% CAD senior notes due 2026 (1)	—	37
TanQuid 2.340% EUR senior notes due 2026 (2)	95	—
6.000% senior notes due 2027 (1)	—	600
5.625% senior notes due 2027	550	550
5.875% senior notes due 2027	499	499
Parkland 5.875% senior notes due 2027 (1)	—	1
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
6.000% CAD senior notes due 2028	274	277
Parkland 6.000% CAD senior notes due 2028 (1)	—	14
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.375% CAD senior notes due 2029	391	397
Parkland 4.375% CAD senior notes due 2029 (1)	—	40
4.500% senior notes due 2029	790	790
Parkland 4.500% senior notes due 2029 (1)	—	10
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
4.625% senior notes due 2030	798	798
Parkland 4.625% senior notes due 2030 (1)	—	2
TanQuid variable rate EUR senior notes due 2030	54	—
5.625% senior notes due 2031	1,000	1,000
5.375% senior notes due 2031	600	—
7.250% senior notes due 2032	750	750
6.625% senior notes due 2032	493	493
Parkland 6.625% senior notes due 2032 (1)	—	7
6.250% senior notes due 2033	1,000	1,000
5.875% senior notes due 2034	900	900
5.625% senior notes due 2034	600	—
GoZone Bonds	322	322
Lease-related financing obligations and other subsidiary debt	539	233
Net unamortized premiums, discounts and fair value adjustments	(1)	2
Deferred debt issuance costs	(92)	(83)
Total debt	13,932	13,389
Less: current maturities	12	17
Total long-term debt, net	$13,920	$13,372
(1)    These senior notes were redeemed in March 2026. See additional information under “Recent Transactions.”
(2)     As of March 31, 2026, $490 million aggregate principal amount of senior notes due before March 31, 2027 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
Recent Transactions
In March 2026, the Partnership issued $600 million aggregate principal amount of 5.375% senior notes due 2031 and $600 million aggregate principal amount of 5.625% senior notes due 2034. These notes will mature on July 15, 2031 and July 15, 2034, respectively, and interest is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2026. The Partnership used a portion of the net proceeds from this private offering to redeem in full its $500 million aggregate principal amount of 6.000% senior notes due 2026 and its $600 million aggregate principal amount of 6.000% senior notes due 2027.
In March 2026, the Partnership redeemed Parkland's remaining senior notes.

Credit Facility
As of March 31, 2026, we had $125 million outstanding borrowings on the Credit Facility, which matures on June 17, 2030, and $151 million standby letters of credit were outstanding. The unused availability on the Credit Facility as of March 31, 2026 was $2.22 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2026 was 5.52%. The Partnership was in compliance with all financial covenants as of March 31, 2026.
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of March 31, 2026, this facility had no outstanding borrowings.
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

Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:	March 31, 2026	December 31, 2025
Current assets	$3,591	$2,544
Non-current assets	14,755	16,775
Current liabilities(a)	2,705	1,816
Non-current liabilities, including long-term debt	14,464	14,200
(a)Excludes $330 million and $418 million of net intercompany payables owed to the non-guarantor subsidiaries from the Guarantor Issuer Group as of March 31, 2026 and December 31, 2025, respectively.
Long-term assets for the non-guarantor subsidiaries totaled $8.66 billion and $6.07 billion as of March 31, 2026 and December 31, 2025, respectively.

Summarized Combined Income Statement Information for the Guarantor Issuer Group:	Three Months Ended March 31, 2026
Revenues	$5,425
Operating income	740
Net income	559
Revenues and net income for the non-guarantor subsidiaries totaled $5.27 billion and $85 million, respectively, for the three months ended March 31, 2026.
Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. No significant changes have occurred subsequent to the Form 10-K filing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2026, we had $179 million of variable rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of approximately $2 million annually.
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
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of March 31, 2026, we held approximately $1.89 billion of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, “positions”) to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had derivative positions on 2.8 million barrels with an aggregate unrealized loss of $76 million at March 31, 2026, for which an assumed hypothetical 10% change in the underlying price of the commodity would result in an impact of approximately $24 million to pre-tax income, excluding any offsetting impact to the inventory that is economically hedged by these open positions.
Foreign Currency Translation Risk
We generate revenues, incur expenses, and maintain investments and subsidiaries in currencies other than the U.S. dollar. As a result, our reported earnings, cash flows, and AOCI are exposed to fluctuations in foreign currency exchange rates. Changes in exchange rates can affect the U.S. dollar value of our foreign‑currency‑denominated assets and liabilities, as well as the translation of the operating results and financial position of our international subsidiaries. We may utilize derivative instruments, including foreign currency forward contracts and other hedging strategies, to mitigate the effects of foreign currency‑denominated cash flow and earnings exposures. As of March 31, 2026, the Partnership did not have any outstanding foreign currency derivatives.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 19, 2026 and Note 13 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
Sunoco, Aloha Petroleum and other Energy Transfer affiliates are defendants in lawsuits alleging liability for climate change impacts from greenhouse gas emissions in Hawaii, Maine and Vermont. Plaintiffs in these cases allege deceptive marketing and concealment of information about these effects, violations of state consumer protection and unfair trade practices laws, and seek certain equitable relief, statutory and civil penalties, punitive damages, disgorgement of profits and attorney’s fees. We are unable to estimate the possible loss or range of loss in excess of amounts accrued. Sunoco intends to vigorously defend the subject claims.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 22, 2024, by and among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC and Sunoco GP, LLC (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 22, 2024)

2.2
Contribution Agreement, by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC, dated as of July 14, 2024 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

2.3
Arrangement Agreement, dated as of May 4, 2025, by and among Sunoco LP, NuStar GP Holdings, LLC, 2709716 Alberta Ltd. and Parkland Corporation (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 6, 2025)

2.4
First Amending Agreement to the Arrangement Agreement, dated as of May 26, 2025, by and among Sunoco LP, NuStar GP Holdings, LLC, 2709716 Alberta Ltd. and Parkland Corporation (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 29, 2025)

2.5
Second Amending Agreement, dated as of October 10, 2025, by and among Sunoco LP, 2709716 Alberta ULC, SunocoCorp LLC, and Parkland Corporation (incorporated by reference to Exhibit 2.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 3, 2025)

3.1
Second Amended and Restated Certificate of Limited Partnership of Sunoco LP, dated as of May 8, 2018 (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q (File Number 001-35653) filed by the registrant on May 10, 2018)

3.2
Third Amended and Restated Agreement of Limited Partnership of Sunoco LP, dated September 18, 2025 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on September 18, 2025)

3.3
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Sunoco LP, dated as of October 31, 2025 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 3, 2025)

3.4
Certificate of Formation of Susser Petroleum Partners GP LLC, dated as of June 11, 2012 (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 (File Number 333-182276), as amended, originally filed by the registrant on June 22, 2012)

3.5
Certificate of Amendment to the Certificate of Formation of Susser Petroleum Partners GP LLC (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on October 28, 2014)

3.6
Second Amended and Restated Limited Liability Company Agreement of Sunoco GP LLC, dated as of October 28, 2025 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 3, 2025)

4.1
Indenture, dated as of March 9, 2026, by and among Sunoco LP, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on March 9, 2026)

Exhibit No.	Description

22.1 *	List of Guarantor and Issuer Subsidiaries

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101 *
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: May 7, 2026	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer
(In his capacity as principal accounting officer)