Form 10-Q
period 2026-06-30
Sunoco LP
filed 2026-08-06
CIK 1552275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35653
SUNOCO LP
(Exact name of registrant as specified in its charter)

Texas	30-0740483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒
The registrant had 136,896,651 common units, 16,410,780 Class C units and 51,517,198 Class D units, each representing limited partner interests, outstanding as of July 31, 2026.

SUNOCO LP
FORM 10-Q

Definitions
References to the “Partnership,” “Sunoco,” “we,” “us” and “our” refer to Sunoco LP and its consolidated subsidiaries. In addition, the following is a list of certain acronyms and terms used throughout this document:

AOCI	accumulated other comprehensive income (loss)
Burnaby Refinery	refinery located in Burnaby, British Columbia owned and operated by the Partnership, which was acquired in the Parkland Acquisition
Credit Facility	Sunoco LP's $2.50 billion revolving credit facility, which matures in June 2030
Delta	Delta Petroleum Group (BVI) Limited, a subsidiary of the Partnership acquired on April 1, 2026
Energy Transfer	Energy Transfer LP (NYSE: ET)
ET-S Permian	ET-S Permian Holdings Company LP, a joint venture between Sunoco LP and Energy Transfer, which owns crude oil and water gathering pipelines and storage assets in the Permian Basin
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	United States Federal Energy Regulatory Commission
FIFO	first-in, first-out
GAAP	accounting principles generally accepted in the United States of America
General Partner	Sunoco GP LLC, the general partner of Sunoco LP
IDRs	incentive distribution rights
Isla	Isla Dominicana de Petroleo Corporation
J.C. Nolan	collectively, J.C. Nolan Terminal Co., LLC and J.C. Nolan Pipeline Co., LLC, both of which are joint ventures between Sunoco LP and Energy Transfer, which own a diesel fuel storage terminal in Midland, Texas and a 500-mile diesel fuel pipeline
LIFO	last-in, first-out
NuStar	NuStar Energy L.P.
NuStar Acquisition	acquisition of NuStar completed on May 3, 2024
NuStar Logistics	NuStar Logistics L.P., a wholly owned subsidiary acquired in the NuStar Acquisition
NYSE	New York Stock Exchange
Parkland	Parkland Corporation, a subsidiary of the Partnership acquired on October 31, 2025
Parkland Acquisition	Sunoco's acquisition of Parkland completed on October 31, 2025
Partnership Agreement	Sunoco's Agreement of Limited Partnership, as amended to date
SARA	Societe Anonyme de la Raffinerie des Antilles refinery
SEC	United States Securities and Exchange Commission
Series A Preferred Units	7.875% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
Sunoco Retail	Sunoco Retail LLC, a wholly owned corporate subsidiary of Sunoco LP
SunocoCorp	SunocoCorp LLC, a Texas limited liability company (NYSE: SUNC), an affiliate which owns all of the Partnership's outstanding Class D Units
TanQuid	TanQuid GmbH & Co. KG, a subsidiary of the Partnership acquired on January 16, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNOCO LP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$773	$891
Accounts receivable, net	3,284	1,972
Accounts receivable from affiliates	66	—
Inventories, net	2,390	2,383
Other current assets	269	270
Total current assets	6,782	5,516

Property, plant and equipment	16,000	15,256
Accumulated depreciation	(2,332)	(1,848)
Property, plant and equipment, net	13,668	13,408
Other assets:
Operating lease right-of-use assets, net	1,496	1,449
Goodwill	3,064	3,026
Intangible assets, net	2,343	2,411
Other non-current assets	963	928
Investments in unconsolidated affiliates	1,610	1,624
Total assets	$29,926	$28,362

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,516	$2,485
Accounts payable to affiliates	496	331
Accrued expenses and other current liabilities	1,062	953
Operating lease current liabilities	182	211
Current maturities of long-term debt	6	17
Total current liabilities	5,262	3,997

Operating lease non-current liabilities	1,345	1,255
Long-term debt, net	13,308	13,372
Advances from affiliates	76	78
Deferred tax liabilities	1,059	1,139
Other non-current liabilities	528	512
Total liabilities	21,578	20,353

Commitments and contingencies (Note 13)

Equity:
Limited partners:
Preferred unitholders (1,500,000 units issued and outstanding as of June 30, 2026 and December 31, 2025)	1,507	1,507
Common unitholders (136,895,901 units issued and outstanding as of June 30, 2026 and 136,866,854 units issued and outstanding as of December 31, 2025)	4,249	3,970
Class C unitholders - held by subsidiaries (16,410,780 units issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Class D unitholder (51,517,198 units issued and outstanding as of June 30, 2026 and December 31, 2025)	2,637	2,538
Accumulated other comprehensive loss	(45)	(6)
Total equity	8,348	8,009
Total liabilities and equity	$29,926	$28,362

The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Sales revenue	$13,670	$5,046	$23,813	$9,897
Service revenue	546	314	1,054	613
Lease revenue	43	30	82	59
Total revenues	14,259	5,390	24,949	10,569
COSTS AND EXPENSES:
Cost of sales (excluding items shown separately below)	12,795	4,821	21,796	9,347
Operating expenses	381	145	711	288
General and administrative	159	50	314	89
Lease expense	56	19	109	35
(Gain) loss on disposal of assets and impairment charges	3	(2)	2	1
Depreciation, amortization and accretion	282	154	568	310
Total cost of sales and operating expenses	13,676	5,187	23,500	10,070
OPERATING INCOME	583	203	1,449	499
OTHER INCOME (EXPENSE):
Interest expense, net	(204)	(123)	(405)	(244)
Equity in earnings of unconsolidated affiliates	47	31	89	63
Loss on extinguishment of debt	—	(17)	(1)	(19)
Other, net	(64)	(1)	(91)	(1)
INCOME BEFORE INCOME TAXES	362	93	1,041	298
Income tax expense	79	7	114	5
NET INCOME	283	86	927	293
Less: Preferred unitholders' interest in net income	29	—	59	—
Less: Class D unitholder's interest in net income	49	—	198	—
NET INCOME ATTRIBUTABLE TO COMMON UNITS	$205	$86	$670	$293

NET INCOME PER COMMON UNIT:
Basic	$0.94	$0.33	$3.81	$1.55
Diluted	$0.94	$0.33	$3.79	$1.54

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
Basic	136,895,211	136,432,676	136,892,005	136,350,550
Diluted	137,735,133	137,146,019	137,644,970	137,040,946

CASH DISTRIBUTION PER COMMON UNIT	$1.0023	$0.9088	$1.9922	$1.8064
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$283	$86	$927	$293
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(29)	2	(39)	3
Actuarial loss related to pension and other postretirement benefit plans	—	(1)	—	(1)
	(29)	1	(39)	2
Comprehensive income	254	87	888	295
Less: Comprehensive income attributable to Preferred unitholders	29	—	59	—
Less: Comprehensive income attributable to Class D unitholder	49	—	198	—
Comprehensive income attributable to common units	$176	$87	$631	$295
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Class D Unitholder	Series A Preferred Unitholders	AOCI	Total
Balance, December 31, 2025	$3,970	$2,538	$1,507	$(6)	$8,009
Cash distributions to unitholders, including incentive distributions	(189)	(48)	(59)	—	(296)
Non-cash unit-based compensation	6	—	—	—	6
Other comprehensive loss, net of tax	—	—	—	(10)	(10)
Other	(6)	—	—	—	(6)
Net income	465	149	30	—	644
Balance, March 31, 2026	4,246	2,639	1,478	(16)	8,347
Cash distributions to unitholders, including incentive distributions	(209)	(51)	—	—	(260)
Non-cash unit-based compensation	7	—	—	—	7
Other comprehensive loss, net of tax	—	—	—	(29)	(29)
Net income	205	49	29	—	283
Balance, June 30, 2026	$4,249	$2,637	$1,507	$(45)	$8,348

	Common Unitholders	AOCI	Total
Balance, December 31, 2024	$4,066	$2	$4,068
Cash distributions to unitholders, including incentive distributions	(159)	—	(159)
Non-cash unit-based compensation	4	—	4
Other comprehensive income, net of tax	—	1	1
Units issued in acquisition	5	—	5
Other	36	(6)	30
Net income	207	—	207
Balance, March 31, 2025	4,159	(3)	4,156
Cash distributions to unitholders, including incentive distributions	(163)	—	(163)
Non-cash unit-based compensation	5	—	5
Other comprehensive income, net of tax	—	1	1
Units issued in acquisition	13	—	13
Other	(1)	—	(1)
Net income	86	—	86
Balance, June 30, 2025	$4,099	$(2)	$4,097
The accompanying notes are an integral part of these consolidated financial statements.

SUNOCO LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$927	$293
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and accretion	568	310
Amortization of deferred financing fees	18	8
Loss on disposal of assets and impairment charges	2	1
Loss on extinguishment of debt	1	19
Other non-cash, net	(17)	28
Non-cash unit-based compensation expense	13	9
Deferred income tax expense (benefit)	10	(6)
Inventory valuation adjustments	(426)	(21)
Loss on foreign currency exchange	114	—
Equity in earnings of unconsolidated affiliates	(89)	(63)
Distributions from unconsolidated affiliates	89	117
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	345	(296)
Net cash provided by operating activities	1,555	399
INVESTING ACTIVITIES:
Capital expenditures	(372)	(261)
TanQuid acquisition, net of cash acquired	(194)	—
Delta acquisition, net of cash acquired	(75)	—
Cash paid for other acquisitions	(72)	(104)
Contributions to unconsolidated affiliates	(26)	(40)
Distributions from unconsolidated affiliates in excess of cumulative earnings	37	47
Proceeds from disposal of property, plant and equipment	4	8
Net cash used in investing activities	(698)	(350)
FINANCING ACTIVITIES:
Senior notes borrowings	1,200	1,000
Senior notes repayments	(1,604)	(620)
GoZone bond repayment	—	(75)
Credit Facility borrowings	1,896	1,536
Credit Facility repayments	(1,896)	(1,533)
Loan origination costs	(15)	(13)
Cash distributions to common unitholders, including incentive distributions	(398)	(322)
Cash distributions to Class D unitholders	(99)	—
Cash distributions to Series A Preferred unitholders	(59)	—
Net cash used in financing activities	(975)	(27)
Net change in cash and cash equivalents	(118)	22
Cash and cash equivalents, beginning of period	891	94
Cash and cash equivalents, end of period	$773	$116
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
We are a Texas master limited partnership. We are managed by our General Partner, which is owned by Energy Transfer. As of June 30, 2026, Energy Transfer and its subsidiaries owned 100% of the membership interest in our General Partner, 28,463,967 of our common units and all of our IDRs. In addition, Energy Transfer controls SunocoCorp, which owns all of the outstanding Class D Units and currently holds the rights to appoint and remove members of our General Partner.
We are primarily engaged in energy infrastructure and distribution of motor fuels across 33 countries and territories in North America, the Greater Caribbean and Europe. Our midstream operations include an extensive network of approximately 14,000 miles of pipeline and over 170 terminals. Our fuel distribution operations distribute over 15 billion gallons annually to approximately 11,000 Sunoco and partner branded locations, as well as independent dealers and commercial customers.
The consolidated financial statements include Sunoco LP, a publicly traded Texas limited partnership, and its wholly owned subsidiaries. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Significant Accounting Policies
As of June 30, 2026, there have been no changes in the Partnership's significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
Motor Fuel and Sales Taxes
Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly by the Partnership or through suppliers. The Partnership’s accounting policy for wholesale direct sales to dealers, distributors and commercial customers is to exclude the collected motor fuel tax from sales and cost of sales.
For retail locations where the Partnership holds inventory, including commission agent locations, motor fuel sales and motor fuel cost of sales include motor fuel taxes. Such amounts were $84 million and $35 million for the three months ended June 30, 2026 and 2025, respectively, and $269 million and $64 million for the six months ended June 30, 2026 and 2025, respectively. Merchandise sales and cost of merchandise sales are reported net of sales tax in our consolidated statements of operations.
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

3.Acquisitions
TanQuid Acquisition
On January 16, 2026, the Partnership completed the acquisition of TanQuid for €206 million ($239 million) and assumed debt with a fair value of €298 million ($346 million). TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under the Partnership's Credit Facility.
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
Delta Acquisition
On April 1, 2026, the Partnership completed the acquisition of Delta for approximately $81 million, excluding cash acquired and net working capital. The purchase price was allocated $36 million to property, plant and equipment, net, $15 million to intangible assets, and $24 million to goodwill. Delta owns and operates terminals and fuel distribution assets across five Caribbean markets. The transaction was funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first and second quarters of 2026, the Partnership completed other acquisitions for total cash consideration of approximately $50 million and $22 million, respectively, plus working capital. These transactions were accounted for as asset acquisitions.
On August 5, 2026, the Partnership entered into a definitive agreement to acquire a U.S.-based fuel distribution network in an all-cash transaction valued at approximately $600 million. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions.

4.Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.
The net change in operating assets and liabilities, net of effects of acquisitions and divestitures, included in the reconciliation of net income to net cash provided by operating activities is comprised as follows:

	Six Months Ended June 30,
	2026	2025
Accounts receivable, net	$(1,346)	$125
Accounts receivable from affiliates	(66)	—
Inventories, net	411	(90)
Other assets	259	(41)
Accounts payable	1,056	(328)
Accounts payable to affiliates	165	19
Accrued expenses and other current liabilities	118	(9)
Other non-current liabilities	(252)	28
	$345	$(296)
Non-cash investing and financing activities and supplemental cash flow information:

	Six Months Ended June 30,
	2026	2025
Units issued in connection with acquisitions	$—	$18
Lease assets obtained in exchange for new lease liabilities	143	35
Interest paid	384	231
5.Accounts Receivable, net
Accounts receivable, net, consisted of the following:

	June 30, 2026	December 31, 2025
Accounts receivable, trade	$2,606	$1,686
Credit card receivables	51	42
Other receivables	672	286
Allowance for expected credit losses	(45)	(42)
Accounts receivable, net	$3,284	$1,972
6.Inventories, net
Fuel inventories included balances stated at the lower of cost or market using the LIFO method, except for certain fuel inventories in the Caribbean, as discussed below. As of June 30, 2026 and December 31, 2025, the Partnership’s fuel inventory balance included lower of cost or market reserves of $19 million and $472 million, respectively. For the three months ended June 30, 2026 and 2025, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $18 million and $40 million, respectively, which decreased net income. For the six months ended June 30, 2026 and 2025, the Partnership’s cost of sales included favorable inventory valuation adjustments of $426 million and $21 million, respectively, which increased net income.
Inventories, net, consisted of the following:

	June 30, 2026	December 31, 2025
Fuel	$2,186	$2,178
Other	204	205
Inventories, net	$2,390	$2,383
During the three months ended March 31, 2026, the Partnership reduced its overall fuel inventories, resulting in a LIFO liquidation. Based on the assumed impact to cost of sales if the liquidated inventories had been replaced, the effect of the LIFO liquidation was an increase of $102 million to pre-tax income, or $0.54 per common unit (excluding any income tax impact or any assumed changes to distributions) for the six months ended June 30, 2026, with no impact to the three months ended June 30, 2026. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs;

consequently, these interim estimates are subject to changes during the remainder of the year that could impact the final year-end inventory levels or valuation.
Certain of the Partnership’s fuel inventories in the Caribbean are stated at the lower of cost or market using the first-in, first-out method, under which the cost of fuel sold consists of older acquisition costs, including transportation and storage costs. These FIFO method inventories totaled $145 million and $88 million as of June 30, 2026 and December 31, 2025, respectively.
7.Investments in Unconsolidated Affiliates
Description of Investments
The following is a summary of the Partnership’s significant unconsolidated investments:
J.C. Nolan
Sunoco owns a 50% interest in J.C. Nolan, which provides diesel fuel storage in Midland, Texas with storage capacity of 130,000 barrels and transports diesel fuel from a tank farm in Hebert, Texas to Midland, Texas on a 500-mile pipeline with a throughput capacity of approximately 36 thousand barrels per day.
ET-S Permian
Sunoco owns a 32.5% interest in ET-S Permian, which operates more than 5,000 miles of crude oil and water gathering pipelines with crude oil storage capacity in excess of 11 million barrels.
SARA
Sunoco owns a 29% interest in SARA, which is a refinery based in Martinique with operations to sell refined crude oil in Guadeloupe, French Guiana and Martinique.
Isla
Sunoco owns a 50% interest in Isla, which is comprised of over 200 retail locations alongside an integrated commercial and aviation business in the Dominican Republic.
Summary of Balances Related to Unconsolidated Affiliates
The carrying values of the Partnership’s investments in unconsolidated affiliates as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
J.C. Nolan	$117	$121
ET-S Permian	1,151	1,161
SARA	132	141
Isla	179	171
Other	31	30
	$1,610	$1,624
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
J.C. Nolan	$1	$1	$3	$3
ET-S Permian	42	30	79	60
SARA	2	—	3	—
Isla	2	—	5	—
Other	—	—	(1)	—
	$47	$31	$89	$63

The following tables present selected balance sheet and income statement data for ET-S Permian (on a 100% basis):

	June 30, 2026	December 31, 2025
Current assets	$134	$122
Property, plant and equipment, net	3,335	3,333
Other assets	356	308
Total assets	$3,825	$3,763

Current liabilities	$247	$159
Non-current liabilities	36	31
Equity	3,542	3,573
Total liabilities and equity	$3,825	$3,763

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues (1)	$9,051	$5,632	$16,189	$9,092
Operating income	131	97	245	189
Net income	130	93	244	185
(1)    Includes transactions with affiliates of $8.96 billion and $5.55 billion for the three months ended June 30, 2026 and 2025, respectively, and $16.00 billion and $8.90 billion for the six months ended June 30, 2026 and 2025, respectively.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Wage and other employee-related accrued expenses	$66	$92
Accrued tax expense	157	187
Accrued insurance expense	23	37
Accrued interest expense	195	183
Dealer deposits	22	21
Accrued capital expenditures	27	46
Accrued environmental expense	32	10
Contract liabilities	107	102
Other	433	275
Total	$1,062	$953

9.Debt Obligations
Our debt obligations consisted of the following:

	June 30, 2026	December 31, 2025
Credit Facility	$—	$—
6.000% senior notes due 2026 (1)	—	500
3.875% CAD senior notes due 2026 (1)	—	400
Parkland 3.875% CAD senior notes due 2026 (1)	—	37
6.000% senior notes due 2027 (1)	—	600
5.625% senior notes due 2027 (2)	550	550
5.875% senior notes due 2027	499	499
Parkland 5.875% senior notes due 2027 (1)	—	1
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
6.000% CAD senior notes due 2028	268	277
Parkland 6.000% CAD senior notes due 2028 (1)	—	14
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.375% CAD senior notes due 2029	384	397
Parkland 4.375% CAD senior notes due 2029 (1)	—	40
4.500% senior notes due 2029	790	790
Parkland 4.500% senior notes due 2029 (1)	—	10
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
4.625% senior notes due 2030	798	798
Parkland 4.625% senior notes due 2030 (1)	—	2
5.625% senior notes due 2031	1,000	1,000
5.375% senior notes due 2031	600	—
7.250% senior notes due 2032	750	750
6.625% senior notes due 2032	493	493
Parkland 6.625% senior notes due 2032 (1)	—	7
6.250% senior notes due 2033	1,000	1,000
5.875% senior notes due 2034	900	900
5.625% senior notes due 2034	600	—
GoZone Bonds	322	322
Lease-related financing obligations and other subsidiary debt	596	233
Net unamortized premiums, discounts and fair value adjustments	—	2
Deferred debt issuance costs	(86)	(83)
Total debt	13,314	13,389
Less: current maturities	6	17
Total long-term debt, net	$13,308	$13,372
(1)    These senior notes were redeemed during the six months ended June 30, 2026. See additional information under “Recent Transactions.”
(2)     As of June 30, 2026, $550 million aggregate principal amount of senior notes due before June 30, 2027 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
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
In June 2026, the Partnership redeemed all of its outstanding 3.875% CAD senior notes due 2026.

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
The following table summarizes the GoZone Bonds outstanding as of June 30, 2026:

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
Credit Facility
The Partnership's $2.50 billion Credit Facility matures on June 17, 2030, which date may be extended in accordance with the terms of the Credit Facility. The Credit Facility can be increased from time to time upon Sunoco's written request, subject to certain conditions, up to an aggregate amount of $3.50 billion. As of June 30, 2026, we had no outstanding borrowings on the Credit Facility, and $183 million in standby letters of credit were outstanding. The unused availability on the Credit Facility as of June 30, 2026 was $2.32 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2026 was 5.46%. The Partnership was in compliance with all financial covenants as of June 30, 2026. The Partnership's net leverage ratio was 3.7 to 1.00 at June 30, 2026.
Receivables Financing Agreement
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of June 30, 2026, this facility had no outstanding borrowings.
Fair Value of Debt
The aggregate estimated fair value and carrying amount of our consolidated debt obligations as of June 30, 2026 were $13.36 billion and $13.31 billion, respectively. As of December 31, 2025, the aggregate fair value and carrying amount of our consolidated debt obligations were $13.52 billion and $13.39 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations' observable inputs for similar liabilities.
10.Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Asset retirement obligations	$208	$254
Accrued environmental expense, long-term	192	158
Other	128	100
Total	$528	$512

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
Summary of Related Party Transactions
Related party transactions for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Motor fuel sales to affiliates	$253	$5	$486	$7
Bulk fuel purchases from affiliates	551	323	986	617
Expense reimbursement	12	10	24	21
12.Revenue
The following table depicts the disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fuel	$13,387	$4,991	$23,262	$9,798
Non-fuel	309	75	596	142
Lease income	43	30	82	59
Pipeline throughput	186	163	362	321
Terminal throughput	42	31	81	58
Refinery	135	—	281	—
Other	157	100	285	191
Total revenues	$14,259	$5,390	$24,949	$10,569
Contract Balances with Customers
The balances of the Partnership’s contract assets and contract liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Contract assets	$607	$480
Accounts receivable from contracts with customers	2,612	1,686
Contract liabilities	136	125
The following tables summarize the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2025	$125
Additions	51
Revenue recognized	(40)
Balance, June 30, 2026	$136

Contract Liabilities
Balance, December 31, 2024	$39
Additions	10
Revenue recognized	(16)
Balance, June 30, 2025	$33

Remaining Performance Obligations
The following table presents our estimated revenues from contracts with customers for remaining performance obligations that have not yet been recognized, representing our contractually committed revenue as of June 30, 2026:

		Remaining Performance Obligations
2026	(remaining)	$241
2027		338
2028		238
2029		170
2030		144
Thereafter		288
Total		$1,419
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.
Costs to Obtain or Fulfill a Contract
The Partnership recognized amortization on capitalized costs incurred to obtain contracts of $17 million and $10 million for the three months ended June 30, 2026 and 2025, respectively, and $34 million and $19 million for the six months ended June 30, 2026 and 2025, respectively.
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

	June 30, 2026	December 31, 2025
Current	$32	$10
Non-current	192	158
Total environmental liabilities	$224	$168
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
14.Equity
As of June 30, 2026, Energy Transfer and its subsidiaries owned 28,463,967 of our common units and the public owned 108,431,934 of our common units. As of June 30, 2026, our wholly owned subsidiaries owned all of the 16,410,780 Class C units representing limited partner interests in the Partnership. In connection with the Parkland Acquisition, Sunoco issued to SunocoCorp 51,517,198 Class D Units which are economically equivalent to Sunoco's publicly traded common units (the “Class D Units”).
Sunoco Common Units
The change in our outstanding common units for the six months ended June 30, 2026 was as follows:

Number of Units
Number of common units at December 31, 2025	136,866,854
Phantom unit vesting	29,047
Number of common units at June 30, 2026	136,895,901
Class C Units
As of June 30, 2026, the Partnership had outstanding an aggregate of 16,410,780 Class C Units, all of which are held by wholly owned subsidiaries of the Partnership.
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
Class D Units
As of June 30, 2026, the Partnership had outstanding an aggregate of 51,517,198 Class D Units, which were issued in connection with the Parkland Acquisition in October 2025 and are held by SunocoCorp.
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
Cash distributions declared and/or paid with respect to Sunoco common units and Class D Units subsequent to December 31, 2025 were as follows:

			Limited Partners
Period Ended	Record Date	Payment Date	Per Unit Distribution	Distributions on Common Units	Distributions on Class D Units	Distribution to IDR Holders
December 31, 2025	February 6, 2026	February 19, 2026	$0.9317	$128	$48	$60
March 31, 2026	May 8, 2026	May 20, 2026	0.9899	136	51	71
June 30, 2026	August 7, 2026	August 19, 2026	1.0023	137	52	74
Cash distributions with respect to our Series A Preferred Units, which are paid semi-annually, were as follows:

Record Date	Payment Date	Rate
March 2, 2026	March 18, 2026	$39.38
Accumulated Other Comprehensive Loss
The following table presents the components of AOCI, net of tax:

	June 30, 2026	December 31, 2025
Foreign currency translation adjustment	$(45)	$(6)
Total AOCI included in partners’ capital, net of tax	$(45)	$(6)
15.Segment Reporting
Description of Segments
Our consolidated financial statements reflect four reportable segments: Fuel Distribution, Pipeline Systems, Terminals and Refinery.
Fuel Distribution. Our Fuel Distribution segment supplies fuel to customers that include independently operated dealer and distributor stations, commission agent operators, and commercial businesses. In addition, we supply our directly operated convenience retail facilities. Our Fuel Distribution segment also includes income from the Partnership’s properties that are leased, in addition to credit card services, franchise royalties and retail operations in North America and the Greater Caribbean.
Pipeline Systems. Our Pipeline Systems segment includes an integrated pipeline and terminal network comprised of approximately 6,000 miles of refined product pipeline (including the pipeline of J.C. Nolan), approximately 6,000 miles of crude oil pipeline (including the pipelines of ET-S Permian), approximately 2,000 miles of ammonia pipeline and 69 terminals.
Terminals. Our Terminals segment is composed of four transmix processing facilities and 102 refined product terminals (18 in Europe, six in Hawaii, nine in Canada, 20 in the Greater Caribbean and 49 in the continental United States).
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
The following tables present financial information by segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Fuel Distribution
Revenues from external customers	$13,739	$5,096	$23,940	$9,999
Intersegment revenues	686	9	904	22
	14,425	5,105	24,844	10,021
Pipeline Systems
Revenues from external customers	202	181	396	354
Intersegment revenues	5	1	9	2
	207	182	405	356
Terminals
Revenues from external customers	183	113	332	216
Intersegment revenues	388	230	673	466
	571	343	1,005	682
Refinery
Revenues from external customers	135	—	281	—
Intersegment revenues	858	—	1,364	—
	993	—	1,645	—
Eliminations	(1,937)	(240)	(2,950)	(490)
Total	$14,259	$5,390	$24,949	$10,569

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales:
Fuel Distribution	$13,534	$4,843	$22,717	$9,398
Pipeline Systems	12	(1)	26	(1)
Terminals	371	219	580	440
Refinery	815	—	1,423	—
Eliminations	(1,937)	(240)	(2,950)	(490)
Total	$12,795	$4,821	$21,796	$9,347

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating and lease expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$305	$74	$574	$146
Pipeline Systems	54	45	103	89
Terminals	75	43	138	85
Refinery	—	—	—	—
Total	$434	$162	$815	$320

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses, excluding non-cash unit-based compensation:
Fuel Distribution	$122	$26	$244	$46
Pipeline Systems	14	11	26	20
Terminals	12	10	23	17
Refinery	7	—	13	—
Total	$155	$47	$306	$83

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other (1):
Fuel Distribution	$(40)	$(44)	$276	$5
Pipeline Systems	(63)	(50)	(119)	(101)
Terminals	—	—	44	3
Refinery	(4)	—	(9)	—
Total	$(107)	$(94)	$192	$(93)
(1)    Other by segment includes Adjusted EBITDA from unconsolidated affiliates, unrealized gains and losses on commodity derivatives, inventory valuation adjustments and other less significant items, as applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA:
Fuel Distribution	$504	$206	$1,033	$426
Pipeline Systems	190	177	369	349
Terminals	113	71	220	137
Refinery	175	—	218	—
Total	$982	$454	$1,840	$912

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of net income to Adjusted EBITDA:
Net income	$283	$86	$927	$293
Depreciation, amortization and accretion	282	154	568	310
Interest expense, net	204	123	405	244
Non-cash unit-based compensation expense	7	5	13	9
(Gain) loss on disposal of assets and impairment charges	3	(2)	2	1
Loss on extinguishment of debt	—	17	1	19
Unrealized (gains) losses on commodity derivatives	(6)	(7)	50	(8)
Inventory valuation adjustments	18	40	(426)	(21)
Equity in earnings of unconsolidated affiliates	(47)	(31)	(89)	(63)
Adjusted EBITDA related to unconsolidated affiliates	75	51	144	101
Other non-cash adjustments	84	11	131	22
Income tax expense	79	7	114	5
Adjusted EBITDA (consolidated)	$982	$454	$1,840	$912

16.Net Income per Common Unit
A reconciliation of the numerators and denominators of the basic and diluted per unit computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$283	$86	$927	$293
Less:
Incentive distribution rights	74	40	145	79
Distributions on unvested phantom unit awards	2	1	4	3
Preferred unitholders' interest in net income	29	—	59	—
Class D unitholder's interest in net income	49	—	198	—
Common unitholders’ interest in net income	$129	$45	$521	$211

Weighted average common units outstanding:
Basic	136,895,211	136,432,676	136,892,005	136,350,550
Dilutive effect of unvested phantom unit awards	839,922	713,343	752,965	690,396
Diluted	137,735,133	137,146,019	137,644,970	137,040,946

Net income per common unit:
Basic	$0.94	$0.33	$3.81	$1.55
Diluted	$0.94	$0.33	$3.79	$1.54
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
On a consolidated basis, the Partnership had derivative positions on 6.9 million barrels with an aggregate unrealized gain of $63 million at June 30, 2026.
The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized on Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of sales	$(85)	$14	$3	$28
Interest rate derivatives	Other, net	2	—	2	—
Total		$(83)	$14	$5	$28

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type (1)	June 30, 2026
December 2030 (2)	Pay an average fixed rate of 2.5095% and receive a floating rate	$126
(1)Floating rates are based on EURIBOR.
(2)The December 2030 interest rate swap was acquired in conjunction with the Partnership's acquisition of TanQuid in 2026, with a notional amount of €111 million ($126 million).

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
We are a Texas master limited partnership primarily engaged in energy infrastructure and distribution of motor fuels across 33 countries and territories in North America, the Greater Caribbean and Europe. Our midstream operations include an extensive network of approximately 14,000 miles of pipeline and over 170 terminals. Our fuel distribution operations distribute over 15 billion gallons annually to approximately 11,000 Sunoco and partner branded locations, as well as independent dealers and commercial customers.
Recent Developments
TanQuid Acquisition
On January 16, 2026, the Partnership completed the acquisition of TanQuid for €206 million ($239 million) and assumed debt with a fair value of €298 million ($346 million as of January 16, 2026). TanQuid owns and operates 15 fuel terminals in Germany and one fuel terminal in Poland. The transaction was funded using cash on hand and amounts available under the Partnership's Credit Facility.

Delta Acquisition
On April 1, 2026, the Partnership completed the acquisition of Delta for approximately $81 million, excluding cash acquired and net working capital.. Delta owns and operates terminals and fuel distribution assets across five Caribbean markets. The transaction was funded using cash on hand and amounts available under the Partnership's Credit Facility.
Other Acquisitions
In the first and second quarters of 2026, the Partnership completed other acquisitions for total cash consideration of approximately $50 million and $22 million, respectively, plus working capital. These transactions were accounted for as asset acquisitions.
On August 5, 2026, the Partnership entered into a definitive agreement to acquire a U.S.-based fuel distribution network in an all-cash transaction valued at approximately $600 million. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions.
Regulatory Update
OECD Pillar Two Global Minimum Tax
The acquisition of Parkland brought Sunoco into the scope of the Pillar Two global minimum tax regime. Several jurisdictions in which Sunoco now operates have enacted legislation implementing the Organization for Economic Co-operation and Development (“OECD”) Pillar Two global minimum tax framework. These rules generally impose a 15% minimum top-up tax on the profits of large multinational enterprises. Sunoco estimates its Pillar Two global minimum tax expense to be immaterial in 2026 and has not accrued any current tax expense related to Pillar Two during the six months ended June 30, 2026.
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
Interstate Common Carrier Regulation
In December 2020, the FERC issued an order setting the indexed rate at the Producer Price Index for Finished Goods (PPI-FG) plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates were permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. The FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceeded its ceiling levels, the FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20, 2022 order with the FERC, which was denied by the FERC on May 6, 2022. Certain parties appealed the January 20 and May 6 orders. On July 26, 2024, the D.C. Circuit ruled in LEPA v. FERC that the FERC violated the Administrative Procedure Act because the January 20, 2022 order modified the index without following notice and comment. As a result, the D.C. Circuit vacated the January 20, 2022 order and on September 17, 2024, the FERC reinstated the index level established by its original December 17, 2020 order, directed pipelines to file an informational filing to show their recomputed ceiling levels reflecting the reinstated index level and stated that pipelines could file to prospectively increase their indexed rates to their recomputed levels. On October 17, 2024, the FERC issued a Supplemental Notice of Proposed Rulemaking (“Supplemental NOPR”) that proposed a reduction to the then-effective index by one percent.
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
Also on November 20, 2025, the FERC issued a Notice of Proposed Rulemaking on the 2026 Five-Year Oil Pipeline Index (“2026 Index NOPR”), proposing to use the Producer Price Index for Finished Goods (“PPI-FG”) minus 1.42% as the index level beginning July 1, 2026 to June 30, 2031. The NOPR proceeded through the standard notice-and-comment process, with comments submitted in late 2025 and early 2026.

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
In January 2026, multiple shippers filed petitions for review at the D.C. Circuit challenging the FERC’s November 20, 2025 orders, including the (i) Remedial Relief Order, (ii) Order Terminating Supplemental NOPR, and (iii) Emergency Relief Order Denial. These appeals are pending.
On April 24, 2026, the FERC issued an order setting the indexed rate at PPI-FG minus 0.55% during the five-year period commencing July 1, 2026 through June 30, 2031 (“Index Order”). Following issuance of the final rule on April 24, 2026, shippers and other parties filed petitions for review with the D.C. Circuit challenging the Index Order. Those petitions are pending.
Separately, on December 15, 2022, the FERC had issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service, which addressed whether a contract for committed transportation service complies with the Interstate Commerce Act (“ICA”) where the only shipper to obtain the committed service is an affiliate of the regulated entity. The proposed policy statement would have created a rebuttable presumption that affiliate contracts are unduly discriminatory and not just and reasonable in certain circumstances and required a pipeline to produce additional evidentiary support for affiliate contracts rates and terms. On February 19, 2026, the FERC withdrew the proposed policy statement on the basis that the record contained insufficient evidence of discriminatory open season terms and conditions to merit an industry-wide policy statement. The FERC noted, however, that it would continue to address issues related to affiliated-only committed service in individual proceedings.
On May 21, 2026, the FERC issued a notice of proposed rulemaking to revise its blanket certificate regulations to expand the scope and scale of projects that interstate natural gas pipelines may construct without a case-specific authorization order and to increase the cost limits for such projects, among other changes.
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

Results of Operations
Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Segment Adjusted EBITDA:
Fuel Distribution	$504	$206	$298	$1,033	$426	$607
Pipeline Systems	190	177	13	369	349	20
Terminals	113	71	42	220	137	83
Refinery	175	—	175	218	—	218
Adjusted EBITDA (consolidated)	$982	$454	$528	$1,840	$912	$928

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$283	$86	$197	927	$293	$634
Depreciation, amortization and accretion	282	154	128	568	310	258
Interest expense, net	204	123	81	405	244	161
Non-cash unit-based compensation expense	7	5	2	13	9	4
(Gain) loss on disposal of assets and impairment charges	3	(2)	5	2	1	1
Loss on extinguishment of debt	—	17	(17)	1	19	(18)
Unrealized (gains) losses on commodity derivatives	(6)	(7)	1	50	(8)	58
Inventory valuation adjustments	18	40	(22)	(426)	(21)	(405)
Equity in earnings of unconsolidated affiliates	(47)	(31)	(16)	(89)	(63)	(26)
Adjusted EBITDA related to unconsolidated affiliates	75	51	24	144	101	43
Other non-cash adjustments	84	11	73	131	22	109
Income tax expense	79	7	72	114	5	109
Adjusted EBITDA (consolidated)	$982	$454	$528	$1,840	$912	$928
Net Income. For the three and six months ended June 30, 2026 compared to the same periods last year, net income increased by $197 million and $634 million, or approximately 229% and 216%, respectively, primarily due to higher Segment Adjusted EBITDA from all our segments, with the most significant increases driven by the Parkland Acquisition and other acquisitions; these increases were partially offset by increases in depreciation, amortization and accretion and interest expense. These increases and decreases are discussed further below.
Adjusted EBITDA (consolidated). For the three and six months ended June 30, 2026 compared to the same periods last year, Adjusted EBITDA increased primarily due to the Parkland Acquisition and other acquisitions.
Additional information on changes impacting net income and comprehensive income (loss) and Adjusted EBITDA for the three and six months ended June 30, 2026 compared to the same periods last year is available below and in “Segment Operating Results.”
Depreciation, Amortization and Accretion. For the three and six months ended June 30, 2026 compared to the same periods last year, depreciation, amortization and accretion increased primarily due to additional depreciation and amortization from assets recently placed in service and from recent acquisitions.
Interest Expense, net. For the three and six months ended June 30, 2026 compared to the same periods last year, interest expense increased primarily due to an increase in average total long-term debt, including debt assumed in the Parkland Acquisition.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market reserves using the LIFO method on the Partnership’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2026 and 2025, the Partnership's cost of sales included unfavorable inventory valuation adjustments of $18 million and $40 million, respectively, which decreased net income. For the six months ended June 30, 2026 and 2025, the Partnership’s cost of sales included favorable inventory valuation adjustments of $426 million and $21 million, respectively, which increased net income.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results.”
Income Tax Expense. For the three and six months ended June 30, 2026 compared to the same periods last year, income tax expense increased primarily due to increased corporate earnings from recent acquisitions. Some of the recent acquisitions have subsidiaries that operate in foreign jurisdictions where those subsidiaries are subject to statutory income tax rates that are higher than the U.S. federal corporate income tax rate. Additionally, the income tax expense from those recent acquisitions was further increased due to the non-deductibility of a portion of foreign currency exchange losses in certain Canadian subsidiaries and losses incurred in certain foreign subsidiaries that operate in foreign jurisdictions that do not impose a corporate income tax.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Equity in earnings (losses) of unconsolidated affiliates:
J.C. Nolan	$1	$1	$—	$3	$3	$—
ET-S Permian	42	30	12	79	60	19
SARA	2	—	2	3	—	3
Isla	2	—	2	5	—	5
Other	—	—	—	(1)	—	(1)
Total	$47	$31	$16	$89	$63	$26

Adjusted EBITDA related to unconsolidated affiliates(1):
J.C. Nolan	$4	$3	$1	$7	$6	$1
ET-S Permian	59	48	11	112	95	17
SARA	6	—	6	11	—	11
Isla	6	—	6	12	—	12
Other	—	—	—	2	—	2
Total	$75	$51	$24	$144	$101	$43

Distributions received from unconsolidated affiliates:
J.C. Nolan	$3	$3	$—	$6	$5	$1
ET-S Permian	52	43	9	108	159	(51)
SARA	8	—	8	8	—	8
Isla	2	—	2	4	—	4
Other	—	—	—	—	—	—
Total	$65	$46	$19	$126	$164	$(38)
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
The following table presents a reconciliation of segment profit to gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Fuel Distribution segment profit	$891	$262	$629	$2,127	$623	$1,504
Pipeline Systems segment profit	195	183	12	379	357	22
Terminals segment profit	200	124	76	425	242	183
Refinery segment profit	178	—	178	222	—	222
Total segment profit	1,464	569	895	3,153	1,222	1,931
Depreciation, amortization and accretion, excluding corporate and other	281	153	128	565	309	256
Gross profit	$1,183	$416	$767	$2,588	$913	$1,675
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

Fuel Distribution

	Three Months Ended June 30,						Six Months Ended June 30,
	2026		2025		Change		2026		2025		Change
Motor fuel gallons sold (millions)	4,125		2,188		1,937		7,921		4,275		3,646
Motor fuel profit cents per gallon (1)	17.1	¢	10.5	¢	6.6	¢	17.0	¢	11.0	¢	6.0	¢
Fuel profit	$686		$191		$495		$1,730		$488		$1,242
Non-fuel profit	162		41		121		315		76		239
Lease profit	43		30		13		82		59		23
Fuel Distribution segment profit	$891		$262		$629		$2,127		$623		$1,504
Unrealized (gains) losses on commodity risk management activities	(4)		(7)		3		50		(8)		58
Expenses, excluding non-cash unit-based compensation expense (2)	(427)		(100)		(327)		(818)		(192)		(626)
Adjusted EBITDA related to unconsolidated affiliates	6		—		6		14		—		14
Inventory valuation adjustments	18		40		(22)		(380)		(18)		(362)
Other	20		11		9		40		21		19
Segment Adjusted EBITDA	$504		$206		$298		$1,033		$426		$607
(1)    Excludes the impact of inventory valuation adjustments consistent with the definition of Adjusted EBITDA.
(2)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three and six months ended June 30, 2026 compared to the same periods last year, volumes increased primarily due to the Parkland Acquisition.
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $610 million in segment profit (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the Parkland Acquisition and other acquisitions; and
•an increase of $6 million in Adjusted EBITDA related to unconsolidated affiliates due to investments acquired in the Parkland Acquisition; partially offset by
•an increase of $327 million in expenses primarily due to the Parkland Acquisition.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Fuel Distribution segment increased due to the net impact of the following:
•an increase of $1.2 billion in segment profit (excluding unrealized gains and losses on commodity risk management activities and inventory valuation adjustments) primarily due to the Parkland Acquisition and other acquisitions, as well as a favorable impact from a one-time gain on sale of inventory in the current period; and
•an increase of $14 million in Adjusted EBITDA related to unconsolidated affiliates due to investments acquired in the Parkland Acquisition; partially offset by
•an increase of $626 million in expenses primarily due to the Parkland Acquisition.

Pipeline Systems

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Pipelines throughput (thousand barrels per day)	1,347	1,231	116	1,319	1,244	75
Pipeline Systems segment profit	$195	$183	$12	$379	$357	$22
Expenses, excluding non-cash unit-based compensation expense (1)	(68)	(56)	(12)	(129)	(109)	(20)
Adjusted EBITDA related to unconsolidated affiliates	63	51	12	119	101	18
Other	—	(1)	1	—	—	—
Segment Adjusted EBITDA	$190	$177	$13	$369	$349	$20
(1)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three and six months ended June 30, 2026 compared to the same periods last year, the increase in throughput volumes reflected the impact of refinery turnarounds in the prior period and overall increased market demand in 2026.
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the net impact of the following:
•a $12 million increase in segment profit primarily due to increased throughput driven by market demand and new business, along with a regulatory order impacting prior period rates; and
•a $12 million increase in Adjusted EBITDA related to ET-S Permian; partially offset by
•a $12 million increase in expenses primarily due to higher maintenance costs, utility costs and corporate allocations.
For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Pipeline Systems segment increased due to the net impact of the following:
•a $22 million increase in segment profit primarily due to increased throughput driven by market demand and new business, along with a regulatory order impacting prior period rates; and
•an $18 million increase in Adjusted EBITDA related to ET-S Permian; partially offset by
•a $20 million increase in expenses primarily due to higher maintenance costs, utility costs and corporate allocations.
Terminals

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Throughput (thousand barrels per day)	1,065	702	363	1,039	661	378
Terminals segment profit	$200	$124	$76	$425	$242	$183
Expenses, excluding non-cash unit-based compensation expense (1)	(87)	(53)	(34)	(161)	(102)	(59)
Inventory valuation adjustments	—	—	—	(44)	(3)	(41)
Segment Adjusted EBITDA	$113	$71	$42	$220	$137	$83
(1)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three and six months ended June 30, 2026 compared to the same periods last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased due to the net impact of the following:
•a $76 million increase in segment profit (excluding inventory valuation adjustments) primarily due to the acquisitions of Parkland and TanQuid, as well as customer growth; partially offset by
•a $34 million increase in expenses primarily due to the acquisitions of Parkland and TanQuid.

For the six months ended June 30, 2026 compared to the same period last year, Segment Adjusted EBITDA related to our Terminals segment increased due to the net impact of the following:
•a $142 million increase in segment profit (excluding inventory valuation adjustments) primarily due to the acquisitions of Parkland and TanQuid, as well as customer growth; partially offset by
•a $59 million increase in expenses primarily due to the acquisitions of Parkland and TanQuid.
Refinery

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Crude utilization	97%	—%	97%	68%	—%	68%
Composite utilization	103%	—%	103%	71%	—%	71%
Crude throughput (thousand barrels per day)	54	—	54	37	—	37
Bio-feedstock throughput (thousand barrels per day)	3	—	3	2	—	2
Refinery segment profit (1)	$178	$—	$178	$222	$—	$222
Unrealized gains on commodity risk management activities	(2)	—	(2)	—	—	—
Expenses, excluding non-cash unit-based compensation expense (2)	(7)	—	(7)	(13)	—	(13)
Adjusted EBITDA related to unconsolidated affiliates	6	—	6	11	—	11
Inventory valuation adjustments	—	—	—	(2)	—	(2)
Segment Adjusted EBITDA	$175	$—	$175	$218	$—	$218
(1)    Includes $50 million and $111 million of production costs, supply and logistics, and terminal operating costs for the three and six months ended June 30, 2026.
(2)    Includes operating expenses, general and administrative and lease expense.
Volumes. For the three and six months ended June 30, 2026 compared to the same periods last year, volumes increased due to recently acquired assets.
Segment Adjusted EBITDA. For the three and six months ended June 30, 2026 compared to the same periods last year, Segment Adjusted EBITDA related to our Refinery segment increased due to the Parkland Acquisition.
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
As of June 30, 2026, we had $773 million of cash and cash equivalents on hand and borrowing capacity of $2.32 billion on our Credit Facility. The Partnership was in compliance with all financial covenants at June 30, 2026. Based on our current estimates, we expect to utilize capacity under the Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs for 2026; however, we may issue debt or equity securities as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

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
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Net cash provided by operating activities during 2026 was $1.56 billion compared to $399 million for 2025, and net income was $927 million for 2026 and $293 million for 2025. The difference between net income and net cash provided by operating activities for the six months ended June 30, 2026 primarily consisted of net changes in operating assets and liabilities of $345 million and non-cash items totaling $194 million.
The non-cash activity in 2026 and 2025 consisted primarily of depreciation, amortization and accretion of $568 million and $310 million, respectively, non-cash unit-based compensation expense of $13 million and $9 million, respectively, favorable inventory valuation adjustments of $426 million and $21 million, respectively, loss on extinguishment of debt of $1 million and $19 million, respectively, loss on disposal of assets and impairment charges of $2 million and $1 million, respectively, amortization of deferred financing fees of $18 million and $8 million, respectively, and deferred income tax expense of $10 million and deferred income tax benefit of $6 million, respectively. Net income also included equity in earnings of unconsolidated affiliates of $89 million and $63 million in 2026 and 2025, respectively. In 2026, there was a $114 million loss on foreign currency exchange due to our foreign operations resulted from the Parkland Acquisition.
Cash provided by operating activities included cash distributions received from unconsolidated affiliates that were deemed to be paid from cumulative earnings, which distributions were $89 million in 2026 and $117 million in 2025.
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
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Net cash used in investing activities during 2026 was $698 million compared to $350 million in 2025. Capital expenditures for 2026 were $372 million compared to $261 million for 2025. In 2026, we paid $194 million for the acquisition of TanQuid, $75 million for the acquisition of Delta and $72 million in cash for other acquisitions. In 2025, we paid $104 million in cash for other acquisitions. Proceeds from disposal of property, plant and equipment were $4 million and $8 million for 2026 and 2025, respectively.
In 2026 and in 2025, we paid $26 million and $40 million in cash contributions to unconsolidated affiliates, respectively. Distributions from unconsolidated affiliates in excess of cumulative earnings were $37 million and $47 million for 2026 and 2025, respectively.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Net cash used in financing activities during 2026 was $975 million compared to $27 million in 2025.
During the six months ended June 30, 2026, we:
•borrowed $1.20 billion and repaid $1.60 billion in senior notes;
•borrowed $1.90 billion and repaid $1.90 billion under the Credit Facility;
•paid $15 million in loan origination costs;
•paid $59 million in distributions to Series A Preferred unitholders;

•paid $99 million in distributions to Class D unitholders; and
•paid $398 million in distributions to our common unitholders, including incentive distributions.
During the six months ended June 30, 2025, we:
•borrowed $1.00 billion and repaid $620 million in senior notes;
•borrowed $1.54 billion and repaid $1.53 billion under the Credit Facility;
•repurchased $75 million principal amount of Series 2011 GoZone Bonds;
•paid $13 million in loan origination costs; and
•paid $322 million in distributions to our common unitholders, including incentive distributions.
We intend to pay cash distributions to the holders of our common units and Class C Units on a quarterly basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. Class C unitholders receive distributions at a fixed rate equal to $0.8682 per quarter for each Class C Unit outstanding. There is no guarantee that we will pay a distribution on our units. On July 27, 2026, we declared a quarterly distribution of $1.0023 per common unit based on the results for the three months ended June 30, 2026, excluding distributions to Class C unitholders. The distribution will be approximately $137 million in the aggregate for common units, approximately $52 million with respect to Class D Units and approximately $74 million with respect to IDRs, and will be paid on August 19, 2026 to unitholders of record as of August 7, 2026.
Capital Expenditures
For the six months ended June 30, 2026, total capital expenditures on an accrual basis were $401 million, which included $231 million for growth capital and $170 million for maintenance capital. This includes the Partnership's proportionate share of capital expenditures related to its investments in ET-S Permian and J.C. Nolan of $25 million for growth capital and $4 million for maintenance capital.
We currently expect to spend between $400 million and $450 million in maintenance capital expenditures and at least $600 million in growth capital for the full year 2026. These amounts include the Partnership's proportionate share for joint ventures.

Description of Indebtedness
As of the dates set forth below, our outstanding consolidated indebtedness was as follows:

	June 30, 2026	December 31, 2025
Credit Facility	$—	$—
6.000% senior notes due 2026 (1)	—	500
3.875% CAD senior notes due 2026 (1)	—	400
Parkland 3.875% CAD senior notes due 2026 (1)	—	37
6.000% senior notes due 2027 (1)	—	600
5.625% senior notes due 2027 (2)	550	550
5.875% senior notes due 2027	499	499
Parkland 5.875% senior notes due 2027 (1)	—	1
5.875% senior notes due 2028	400	400
7.000% senior notes due 2028	500	500
6.000% CAD senior notes due 2028	268	277
Parkland 6.000% CAD senior notes due 2028 (1)	—	14
4.500% senior notes due 2029	800	800
7.000% senior notes due 2029	750	750
4.375% CAD senior notes due 2029	384	397
Parkland 4.375% CAD senior notes due 2029 (1)	—	40
4.500% senior notes due 2029	790	790
Parkland 4.500% senior notes due 2029 (1)	—	10
4.500% senior notes due 2030	800	800
6.375% senior notes due 2030	600	600
4.625% senior notes due 2030	798	798
Parkland 4.625% senior notes due 2030 (1)	—	2
5.625% senior notes due 2031	1,000	1,000
5.375% senior notes due 2031	600	—
7.250% senior notes due 2032	750	750
6.625% senior notes due 2032	493	493
Parkland 6.625% senior notes due 2032 (1)	—	7
6.250% senior notes due 2033	1,000	1,000
5.875% senior notes due 2034	900	900
5.625% senior notes due 2034	600	—
GoZone Bonds	322	322
Lease-related financing obligations and other subsidiary debt	596	233
Net unamortized premiums, discounts and fair value adjustments	—	2
Deferred debt issuance costs	(86)	(83)
Total debt	13,314	13,389
Less: current maturities	6	17
Total long-term debt, net	$13,308	$13,372
(1)    These senior notes were redeemed during the six months ended June 30, 2026. See additional information under “Recent Transactions.”
(2)     As of June 30, 2026, $550 million aggregate principal amount of senior notes due before June 30, 2027 were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
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
In June 2026, the Partnership redeemed all of its outstanding 3.875% CAD senior notes due 2026.

Credit Facility
As of June 30, 2026, we had no outstanding borrowings on the Credit Facility, which matures on June 17, 2030, and $183 million standby letters of credit were outstanding. The unused availability on the Credit Facility as of June 30, 2026 was $2.32 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2026 was 5.46%. The Partnership was in compliance with all financial covenants as of June 30, 2026.
Upon the closing of the NuStar Acquisition, the commitments under NuStar’s receivables financing agreement were reduced to zero during a suspension period, for which the period end has not been determined. As of June 30, 2026, this facility had no outstanding borrowings.
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
In accordance with Rule 13-01 of Regulation S-X, the summarized financial information of the Guarantor Issuer Group presented below excludes the respective entities’ investments in the non-guarantor subsidiaries, which investments totaled $5.21 billion as of June 30, 2026. Because the non-guarantor subsidiaries are not guarantors under the senior notes issued by the Guarantor Issuer Group, the assets and equity of the non-guarantor subsidiaries are not directly available to satisfy the repayment of those senior notes; however, the Partnership directly or indirectly owns all of the equity and controlling interest in the non-guarantor subsidiaries, and for substantially all of those subsidiaries, there are no significant restrictions on the ability of the subsidiaries to pay distributions or make loans to such subsidiaries’ respective parent. Consequently, the Partnership believes that its consolidated financial statements more accurately depict its ability to meet its obligations under its senior notes issued by the Guarantor Issuer Group.
The balances as of December 31, 2025 in the table below have been adjusted from previously reported amounts to conform to the current period; the change includes the impact of allocating fair value to non-guarantor subsidiaries in connection with purchase accounting that was in process as of December 31, 2025.

Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:	June 30, 2026	December 31, 2025
Current assets	$3,121	$2,544
Non-current assets	11,666	11,317
Current liabilities(a)	2,847	1,816
Non-current liabilities, including long-term debt	13,936	14,200
(a)Excludes $316 million and $418 million of net intercompany payables owed to the non-guarantor subsidiaries from the Guarantor Issuer Group as of June 30, 2026 and December 31, 2025, respectively.
Long-term assets for the non-guarantor subsidiaries totaled $11.48 billion and $11.53 billion as of June 30, 2026 and December 31, 2025, respectively.

Summarized Combined Income Statement Information for the Guarantor Issuer Group:	Six Months Ended June 30, 2026
Revenues	$12,558
Operating income	983
Net income	626
Revenues and net income for the non-guarantor subsidiaries totaled $12.39 billion and $301 million, respectively, for the six months ended June 30, 2026.

Critical Accounting Estimates
The Partnership's critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. No significant changes have occurred subsequent to the Form 10-K filing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 30, 2026, we had $289 million of variable rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of approximately $3 million annually.
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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes (dollar amounts presented in millions):

		Notional Amount Outstanding
Term	Type (1)	June 30, 2026
December 2030 (2)	Pay an average fixed rate of 2.5095% and receive a floating rate	$126
(1)Floating rates are based on EURIBOR.
(2)The December 2030 interest rate swap was acquired in conjunction with the Partnership's acquisition of TanQuid in 2026, with a notional amount of €111 million ($126 million).
Commodity Price Risk
Our subsidiaries hold working inventories of refined petroleum products, renewable fuels, gasoline blendstocks and transmix in storage. As of June 30, 2026, we held approximately $1.90 billion of such inventory. While in storage, volatility in the market price of stored motor fuel could adversely impact the price at which we can later sell the motor fuel. However, we may use futures, forwards and other derivative instruments (collectively, “positions”) to hedge a variety of price risks relating to deviations in that inventory from a target base operating level established by management. Derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the New York Mercantile Exchange, Chicago Mercantile Exchange and Intercontinental Exchange, as well as over-the-counter transactions (including swap agreements) entered into with established financial institutions and other credit-approved energy companies. While these derivative instruments represent economic hedges, they are not designated as hedges for accounting purposes. We may also engage in controlled trading in accordance with specific parameters set forth in a written risk management policy.
On a consolidated basis, the Partnership had derivative positions on 6.9 million barrels with an aggregate unrealized gain of $63 million at June 30, 2026, for which an assumed hypothetical 10% change in the underlying price of the commodity would result in an impact of approximately $42 million to pre-tax income, excluding any offsetting impact to the inventory that is economically hedged by these open positions.
Foreign Currency Translation Risk
We generate revenues, incur expenses, and maintain investments and subsidiaries in currencies other than the U.S. dollar. As a result, our reported earnings, cash flows, and AOCI are exposed to fluctuations in foreign currency exchange rates. Changes in exchange rates can affect the U.S. dollar value of our foreign‑currency‑denominated assets and liabilities, as well as the translation of the operating results and financial position of our international subsidiaries. We may utilize derivative instruments, including foreign currency forward contracts and other hedging strategies, to mitigate the effects of foreign currency‑denominated cash flow and earnings exposures. As of June 30, 2026, the Partnership did not have any outstanding foreign currency derivatives.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 19, 2026 and Note 13 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Sunoco, Aloha Petroleum and other affiliates are defendants in lawsuits alleging liability for climate change impacts from greenhouse gas emissions in Hawaii, Maine and Vermont. Plaintiffs in these cases allege deceptive marketing and concealment of information about these effects, violations of state consumer protection and unfair trade practices laws, and seek certain equitable relief, statutory and civil penalties, punitive damages, disgorgement of profits and attorney’s fees. We are unable to estimate the possible loss or range of loss in excess of amounts accrued. Sunoco intends to vigorously defend the subject claims.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026, as updated by Exhibit 99.1 to our current report on Form 8-K filed on July 6, 2026.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 22, 2024, by and among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC and Sunoco GP, LLC (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on January 22, 2024)

2.2
Contribution Agreement, by and among Sunoco LP, SUN Pipeline Holdings LLC, NuStar Permian Transportation and Storage LLC, NuStar Permian Crude Logistics LLC, NuStar Permian Holdings LLC, NuStar Logistics, L.P., ET-S Permian Holdings Company LP, ET-S Permian Pipeline Company LLC, ET-S Permian Marketing Company LLC, Energy Transfer LP, and Energy Transfer Crude Marketing, LLC, dated as of July 14, 2024 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on July 18, 2024)

2.3
Arrangement Agreement, dated as of May 4, 2025, by and among Sunoco LP, NuStar GP Holdings, LLC, 2709716 Alberta Ltd. and Parkland Corporation (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 6, 2025)

2.4
First Amending Agreement to the Arrangement Agreement, dated as of May 26, 2025, by and among Sunoco LP, NuStar GP Holdings, LLC, 2709716 Alberta Ltd. and Parkland Corporation (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on May 29, 2025)

2.5
Second Amending Agreement, dated as of October 10, 2025, by and among Sunoco LP, 2709716 Alberta ULC, SunocoCorp LLC, and Parkland Corporation (incorporated by reference to Exhibit 2.3 of the current report on Form 8-K (File Number 001-35653) filed by the registrant on November 3, 2025)

2.6
Plan of Conversion of Sunoco LP, dated as of July 2, 2026 (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K12B (File Number 001-35653) filed by the registrant on July 6, 2026)

3.1
Certificate of Formation of Sunoco LP, dated as of July 2, 2026 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K12B (File Number 001-35653) filed by the registrant on July 6, 2026)

3.2
Agreement of Limited Partnership of Sunoco LP, dated as of July 6, 2026 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K12B (File Number 001-35653) filed by the registrant on July 6, 2026)

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

101 *
The following financial information from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO LP

	By	Sunoco GP LLC, its general partner

Date: August 6, 2026	By	/s/ Rick Raymer
Rick Raymer
Vice President, Controller and Principal Accounting Officer
(In his capacity as principal accounting officer)